Form 10-Q
period 1994-03-31
CADENCE DESIGN SYSTEMS INC
filed 1994-05-16
CIK 813672

FORM 10-Q

                             ______________

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

X     Quarterly Report PURSUANT TO Section 13 or 15(d) of the
- - --    Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1994

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________


                 Commission file number 0-14386


                    CADENCE DESIGN SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)



     Delaware                                77-0148231
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)          number)


555 River Oaks Parkway, San Jose, California           95134
(Address of principal executive offices)            (Zip Code)


     (408) 943-1234
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__     No   _____


At March 31, 1994 there were 41,227,171 shares of the registrant's Common Stock, $0.01 par value outstanding.


                      CADENCE DESIGN SYSTEMS, INC.


                              INDEX

PART I.   FINANCIAL INFORMATION                           PAGE NO.

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets:
          March 31, 1994 and December 31, 1993                3

     Condensed Consolidated Statements of Income: Three
          Months Ended March 31, 1994 and 1993                4

     Condensed Consolidated Statements of Cash Flows:
          Three Months Ended March 31, 1994 and 1993          5

     Notes to Condensed Consolidated Financial
          Statements                                          6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  10

Item 6.   Exhibits and Reports on Form 8-K                   10


Signatures                                                   13




                     CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                       March 31,   December 31,
                                         1994          1993
 ASSETS                               (Unaudited)

Current Assets:
Cash and cash investments             $  62,259      $  61,382
Short-term investments                   43,550         31,423
Accounts receivable, net                 88,580        101,890
Inventories                               5,187          5,744
Prepaid expenses and other assets        15,865         18,036

      Total current assets              215,441        218,475

Property, plant and equipment, net       94,601         61,477
Software development costs, net          31,401         31,265
Purchased software and other
  intangibles, net                       10,935         12,787
Other assets                             10,970         15,297

Total assets                           $363,348       $339,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable and current portion
     of long-term obligations       $    27,540     $    3,962
Accounts payable                         12,234         13,513
Accrued liabilities                      56,870         51,352
Income taxes payable                      2,595          6,541
Deferred revenue                         46,104         38,111

    Total current liabilities           145,343        113,479

Long-term obligations                     2,378          4,001
Lease liabilities                         9,109         10,722
Deferred income taxes                     2,008          2,243
Other noncurrent liabilities              2,981          2,734

     Total long-term liabilities         16,476         19,700

Stockholders' Equity:
Common stock                                462            460
Additional paid-in capital              251,177        250,501
Treasury shares at cost (4,964,853
 and 4,857,200 shares, respectively)    (53,886)       (52,178)
Retained earnings                         4,210          8,527
Accumulated translation adjustment         (434)        (1,188)
     Total stockholders' equity         201,529        206,122

Total liabilities and stockholders'
   equity                              $363,348       $339,301

The accompanying notes are an integral part of these statements.


                       CADENCE DESIGN SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)

                                        Three Months Ended
                                 March 31,              March 31,
                                  1994                   1993
REVENUE:                                   (Unaudited)
Product                        $  61,147               $  47,114
Maintenance                       35,631                  29,003

Total revenue                     96,778                  76,117

COST OF REVENUE:
Product                           19,716                  16,889
Maintenance                        3,825                   3,958

Total cost of revenue             23,541                  20,847

Gross margin                      73,237                  55,270

OPERATING EXPENSES:
Marketing and sales               39,024                  37,499
Research and development          16,989                  16,918
General and administrative        10,599                   9,477
Restructuring costs               - - -                   13,450
Provision for settlement of
 litigation                       12,104                   - - -

Total operating expenses          78,716                  77,344

LOSS FROM CONTINUING
OPERATIONS                        (5,479)                (22,074)

Other income, net                    347                     504

Loss from continuing operations
  before benefit for income taxes (5,132)                (21,570)

Benefit for income taxes           1,283                   5,732

NET LOSS FROM CONTINUING
OPERATIONS                        (3,849)                (15,838)

LOSS FROM DISCONTINUED OPERATIONS    - -                    (478)

NET LOSS                       $  (3,849)              $ (16,316)
NET LOSS PER SHARE:
   From continuing operations  $    (.09)              $    (.36)
   From discontinued operations    - - -                    (.01)

          Net loss per share   $    (.09)              $   (.37)
Weighted average common and common
  equivalent shares outstanding   41,208                  44,136

The accompanying notes are an integral part of these statements.


                       CADENCE DESIGN SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                                                 Three Months Ended
                                              March 31,      March 31,
                                                1994           1993
                                                    (Unaudited)
CASH AND CASH INVESTMENTS AT
     BEGINNING OF PERIOD                    $  61,382       $  78,976

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  (3,849)        (16,316)
     Adjustments to reconcile net loss
          to net cash provided by operating
          activities:
       Depreciation and amortization           10,600          10,873
       Lease liabilities                       (1,619)         (1,174)
       Deferred income taxes, noncurrent         (235)          1,253
       Writeoffs of capitalized software
         development costs and purchased
         software and intangibles                 807             377
       Accruals for severance and facilities
         restructure costs                      - - -           9,573
       Increase in other noncurrent liabilities   247              82
       Write down and reserve of assets related
         to restructure                         - - -           3,500
       Net changes in current assets and
         liabilities, net of purchase of
         third-party interests in partnerships-
       Decrease in accounts receivable          14,891         33,590
       Decrease (increase) in inventories          560         (1,604)
       Decrease (increase) in prepaid expenses
         and other assets                        2,267         (6,516)
       Decrease in accrued liabilities and
         payables                                 (735)       (11,949)
       Increase in deferred revenue              7,698          4,621
          Net cash provided by operating
            activities                          30,632         26,310

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in short-term investments      (12,127)        (3,499)
       Purchase of property and equipment       (2,340)        (5,012)
       Capitalization of software
         development costs                      (3,362)        (3,760)
       Decrease (increase) in other assets
         and purchased software and intangibles    593           (333)
       Payment for purchase of third-party
         interests in partnerships, net of cash
         acquired                              (8,729)          - - -
            Net cash used for investing
              activities                      (25,965)        (12,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on long-term
            obligations                        (2,057)         (1,978)
       Sale of common stock, net of
            notes receivable from stockholders    678           5,597
       Purchase of treasury stock, net         (1,708)         (4,245)
             Net cash used for financing
               activities                      (3,087)           (626)
EFFECT OF EXCHANGE RATE CHANGES ON CASH          (703)         (1,044)

INCREASE IN CASH AND CASH INVESTMENTS             877          12,036
CASH AND CASH INVESTMENTS AT END OF PERIOD   $ 62,259        $ 91,012

The accompanying notes are an integral part of these statements.



CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1993.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Acquisition of Third-Party Interests in Real Estate
     Partnerships

In March 1994 the Company acquired all third-party interests in two real estate partnerships in which it was a 46.5% and 80% limited partner, respectively, for approximately $9 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company leases buildings from one of the limited partnerships and the second limited partnership owns unencumbered land adjacent to the leased property. The Company paid off the construction loan with its cash reserves in May 1994.

3.   Discontinued Operations

In December 1993 the Company sold its Automated Systems ("ASI") division. The operating results of the Company have been restated for 1993 and prior periods to report discontinued operations of ASI as a separate line item in the consolidated statements of income. Revenue of the discontinued division was $3,223,000 for the quarter ending March 31, 1993.

4.   Purchase of Comdisco Systems, Inc.

In June 1993 the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc. in exchange for 1,050,000 shares of the Company's common stock and a warrant to purchase 1,300,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the results of Comdisco from the date of acquisition forward have been recorded in the Company's consolidated financial statements. Comparative pro forma financial information has not been presented as the results of operations for Comdisco are not material to the Company's consolidated financial statements for 1993.

5.   Disclosure of Noncash Investing Activities

As discussed in Note 2 the Company purchased all third-party interests in two real estate partnerships for approximately
$9 million. In connection with the acquisition, net assets acquired were as follows (in thousands):

     Property and other assets                    $ 36,083
     Liabilities assumed                           (23,576)
     Less cash acquired                             (3,778)
     Total                                        $  8,729

6.   Investments in Debt and Equity Securities

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".
There was no effect on the Company's operating results due to the adoption. The Company classifies its investments as "heldto-maturity" for the purposes of this statement. The investments mature at various dates through December 1994.

7.   Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock.

8.   Inventories

Inventories which consist primarily of testing equipment are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                            March 31,        December 31,
                              1994              1993
                           (Unaudited)

Raw materials and supplies    $1,361           $2,240
Work-in progress               2,661            2,214
Finished goods                 1,165            1,290
Total                         $5,187           $5,744

9.   Commitments and Contingencies

Stockholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of
California, San Jose Division, on April 8 and 9, 1991. The suits were subsequently consolidated into a single lawsuit and the class period changed to include purchasers of the Company's common stock during the period from October 18, 1990 through April 3, 1991. The lawsuit alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. On June 2, 1993 the District Court granted in part and denied in part the Company's motion to dismiss the complaint in the class action originally filed in April 1991. The effect of this ruling was to limit the class period to include purchasers of the Company's common stock between January 29, 1991 and April 3, 1991. Trial of this matter was scheduled to commence August 8, 1994.

On March 23, 1993 a separate class action lawsuit was filed against the Company and certain of its directors and officers in the United States District Court, Northern District of California, San Jose Division. Two additional complaints identical to the complaint filed on March 23, 1993 except for the identities of the plaintiffs, were filed later in March and in April 1993. All three complaints were consolidated into a single lawsuit which seeks unspecified damages on behalf of all purchasers of the Company's common stock between October 12, 1992 and March 19, 1993. The lawsuit alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. On November 18, 1993, the District Court granted the Company's motion to dismiss the 1993 complaint. The effect of the ruling was to dismiss the complaint except as to a statement allegedly made on January 28, 1993, but plaintiffs were granted leave to further amend their complaint.


In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits. The agreements are subject to negotiation and execution of final settlement agreements, final court approval and certain contingencies. The tentative agreements provide for payment by the Company, net of insurance proceeds, of approximately $11 million in the second quarter of 1994. The Company is seeking to recover a portion of this payment from one of its insurers. The provision for settlement of litigation recorded in the first quarter includes the above settlement amount as well as legal costs associated with the settlement.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the first quarter ended March 31, 1994 was $96.8 million compared with $76.1 million for the same period of the prior year, an increase of 27%. This increase was partially due to improved economic conditions, increased demand for the Company's products including the addition of the business of Comdisco and higher maintenance revenue from a larger installed product base. Also, revenue for the first quarter of 1993 was adversely impacted by a shift in the Company's systems product strategy. Maintenance revenue increased in absolute dollars by $6.6 million for the three months ended March 31, 1994 as compared to the same period in 1993, in part because of a larger customer base, the increased focus on customer renewals and the addition of Comdisco operations.

Total cost of revenue was $23.5 million for the three months ended March 31, 1994 as compared to $20.8 million for the same period in 1993, an increase of 13%. Cost of product was $19.7 million for the first quarter of 1994 as compared to $16.9 million for the same period in 1993. This increase in cost of product was partially due to an increase in the amortization and write-off of purchased software and intangibles, as well as increased expenses related to the
addition of Comdisco operations.   Cost of maintenance
decreased in absolute dollars for the first quarter of 1994 as compared to the same period in the prior year. The slight decrease was due to the streamlining of the maintenance renewal process which includes a more cost effective update program and lower cost media.

Gross margin was 76% and 73% for the first quarter ended
March 31, 1994 and 1993, respectively.

Marketing and sales expenses were $39.0 million for the first quarter ended March 31, 1994 compared with $37.5 million in the same period of the prior year, an increase of 4%. This increase was primarily due to the addition of Comdisco operations.

Research and development expenses for the first quarter ended March 31, 1994 were $17.0 million compared with $16.9 million in the same period of the prior year. Capitalization of software development costs for the quarters ended March 31, 1994 and 1993 was $3.4 million and $3.8 million, which represented 17% and 18% of total research and development expenditures made in each of those periods, respectively. Gross research and development expenditures decreased from $20.7 million to $20.4 million for the three months ended March 31, 1993 as compared to March 31, 1994. The decrease was due to reduced equipment maintenance and facility costs partially offset by increased expenses related to the addition of Comdisco operations.

General and administrative expenses increased to $10.6 million for the first quarter ended March 31, 1994 from $9.5 million in the same period of 1993, an increase of 12%. This increase was primarily due to increases in legal expenses, expenses related to the addition of Comdisco operations and increased bad debt expense.

In March 1994 the Company recorded a provision of $12.1 million for settlement of the stockholder class action lawsuits filed against the Company and certain of its officers and directors in 1991 and 1993. This provision includes costs related to the settlement payments as well as legal costs associated with the settlement.

In March 1993 the Company recorded restructuring costs of $13.5 million associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge primarily reflects costs associated with excess facilities, the write off of software development costs and purchased software and intangibles and employee terminations arising from required adjustments to the Company's cost structure necessitated by lower revenue levels.

Net other income for the first quarter ended March 31, 1994 was $.3 million compared with $.5 million for the same period in 1993. This decrease was primarily due to increased expense related to foreign exchange loss and other expenses which were partially offset by an increase in interest income.

The Company's estimated annual effective tax rate for fiscal
1994 is 25% as compared to 26% for the same period in the prior year.

As previously discussed, the Company sold its ASI division in December 1993 and restated the financial information of prior periods to report discontinued operations of ASI as a separate line item in the consolidated statements of income. In the first quarter of 1993 the Company recorded a $.5 million loss related to the operating results of the discontinued division.

The Company's operating expenses are partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a quarter as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's operating results may be impacted significantly by lower revenue. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter to quarter comparisons should not be relied upon as indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1994 the Company's cash and cash investments and short-term investments increased $13.0 million from $92.8 million to $105.8 million. This increase was primarily due to net cash generated from operating activities ($30.6 million) exceeding net cash used for investing activities ($13.8 million, excluding the $12.1 million increase in short-term investments) and net cash used for financing activities ($3.1 million). In addition to $105.8 million in cash and cash investments and short-term investments at March 31, 1994, the Company had available $15.0 million under equipment lease lines and $17.5 million under bank lines of credit. The Company was not in compliance with certain covenants related to its lines of credit at March 31, 1994. The Company subsequently obtained waivers of the noncompliance from the banks. The bank lines of credit expire in May and June 1994. The Company anticipates it will obtain new bank lines of credit to replace the expiring lines.

Anticipated cash requirements in 1994 include payments related to the pay off of the $23.5 million construction loan (paid in May 1994), the settlement of the class action lawsuits (approximately $11 million to be paid during the second quarter), the purchase of treasury stock, contemplated additions of capital equipment and restructure costs accrued at March 31, 1994. Prior to 1993, the Company authorized the repurchase of up to 2.8 million shares of common stock in the open market over the next several years to satisfy its estimated requirements for shares to be issued under its employee stock option and stock purchase plans. In April 1993 the Company authorized the repurchase of an additional 4.0 million shares of common stock from time to time in the open market. In addition, in February 1994 the Company authorized the repurchase of an additional
2.9 million shares. In total, as of March 31, 1994 approximately 5.9 million shares had been repurchased. The Company anticipates that current cash and short-term investment balances, cash flows from operations and unused balances on equipment lease lines and lines of credit will be sufficient to meet its working capital and capital expenditure requirements for at least the next year.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          See Part I, Item 1., Note 9 of Notes to Condensed
          Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit
Number              Exhibit Title


10.01 The Registrant's 1987 Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8
          Registration Statement (No. 33-48371) filed on June 4, 1992 (the "1992 Form S-8")).*

10.02     Form of Stock Option Agreement and Form of Stock
          Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-22652) filed on June 20,
          1988).*

10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 of the Registrant's 1992 Form S-8 and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 of the 1988 Form S-1).*

10.04     The Registrant's 1993 Directors Stock Option
          Plan including the Stock Option Grant (incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 (the "1993
          Form 10-K")).*

10.05     The Registrant's 1990 Stock Purchase Plan
          (incorporated by reference to Exhibit 4.03 of the 1992 Form
          S-8).*

10.06     The Registrant's Senior Executive Bonus Plan for
          1993 (incorporated by reference to Exhibit 10.07 of the Registrant's Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K")).*

10.07     The Registrant's Key Contributor Bonus Plan for
          1993 (incorporated by reference to Exhibit 10.08 of the 1992 Form 10-K).*

10.08     The Registrant's Senior Executive Bonus Plan for
          1994 (incorporated by reference to the 1993 Form 10-K).*

10.09     The Registrant's Key Contributor Bonus Plan for
          1994 (incorporated by reference to the 1993 Form 10-K).*

10.10     The Registrant's Cash or Deferred Profit Sharing
          Plan, as currently in effect (certain amendments are incorporated by reference to the 1993 Form 10-K; the Plan itself is incorporated by reference to Exhibit 10.12 to the Registrant's Form S-4 Registration Statement (No. 33-31673), originally filed on October 18, 1989 (the "1989 Form S4")).*

10.11 Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates, a California limited partnership, ("ROPA") and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit
          10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990) (the "1990 Form 10-K")).

10.12 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

10.13 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

10.14 Lease dated September 3, 1985 by and among the Richard T. Peery and John Arrillaga Separate Property Trusts ("P/A Trusts") and Valid Logic Systems Incorporated ("Valid") (which merged into the Registrant) for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California (incorporated by reference to Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the "1990 Valid Form 10-K")).

10.15     Amendment Number 1, dated March 2, 1988, to Lease
          Agreement for 75 West Plumeria Avenue, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.17 to the 1990 Valid Form 10-K).

10.16     Lease dated December 19, 1988 by and among the P/A
          Trusts and Valid for the Registrant's offices at 2835 North First Street, San Jose, California (incorporated by reference to Exhibit 10.18 to the 1990 Valid Form 10-K).

10.17 Lease dated September 3, 1985 by and among the P/A Trusts and Valid for the Registrant's offices at 2820 Orchard Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the 1990 Valid Form 10-K).

10.18     Amendment Number 1, dated March 2, 1988, to Lease
          Agreement for 2820 Orchard Parkway, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the 1990 Valid Form 10-K).

10.19     Form of Executive Compensation Agreement dated May
          1989 between Registrant and Mr. Costello (incorporated by reference to Exhibit 10.20 to the 1989 Form S-4).*

10.20 Leased dated as of June 18, 1991 by and between C.T. Montague I, L.P., a California limited partnership, and the Registrant for improved real property including office buildings located at Seely Road and Montague Avenue, San Jose, California (incorporated by reference to Exhibit 10.24 to the 1991 Form S-4).

10.21 Employment Agreement dated as of December 1, 1989 between the Registrant and Mr. Doug Hajjar (incorporated by reference to Exhibit 10.36 to Form 10-K for Valid for the fiscal year ended December 31, 1989). *

10.22     Modification to Employment Agreement with Mr.
          Hajjar (incorporated by reference to Exhibit 10.03 to the 1991 Form S-4). *

10.23 Amendment to Employment Agreement with Mr. Hajjar dated December 16, 1992 (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992). *

10.24     Offer letter to H. Raymond Bingham dated May
          12, 1993  (incorporated by reference to the 1993 Form 10K).*

10.25     Offer letter to M. Robert Leach dated May
          17, 1993 (incorporated by reference to the 1993 Form 10-K).*

10.26 Letter agreement dated March 9, 1994 by and among C.T. Properties, Inc. ("General Partner"), Registrant, Montague Investors, L.P. ("Montague") and David M. Thede ("Thede") whereby Registrant acquired all of Thede's ownership interests in the C.T. Montague I, L.P. and C.T. Montague II, L.P. limited partnerships and the General Partner and all of Montague's interests in C.T. Montague I, L.P. (incorporated by reference to the 1993 Form 10-K).

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

* A management contract or compensatory plan required to be filed as an exhibit to Form 10-Q.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CADENCE DESIGN SYSTEMS, INC.
                              (Registrant)


DATE:  May 12, 1994         By: /s/ Joseph B. Costello
                               JOSEPH B. COSTELLO
                               President and Chief Executive Officer


DATE:  May 12, 1994         By: /s/ H. Raymond Bingham
                                H. RAYMOND BINGHAM
                                Executive Vice President
                                and Chief Financial Officer