Form 10-K
period 1993-12-31
CADENCE DESIGN SYSTEMS INC
filed 1994-06-17
CIK 813672

THIS DOCUMENT IS AN ELECTRONIC CONFIRMING COPY OF THE FORM 10-K OF CADENCE DESIGN SYSTEMS, INC. FOR THE YEAR ENDED DECEMBER 31, 1993 FILED ON MARCH 30, 1994.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 31, 1993
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ____________________________

                        Commission file number 0-10606
                         CADENCE DESIGN SYSTEMS, INC.
                      __________________________________
            (Exact name of registrant as specified in its charter)

           Delaware                                                              77-0148231
- ----------------------------------                          ---------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer Identification No.)
incorporation or organization)

555 River Oaks Parkway, San Jose, California                                       95134
- --------------------------------------------                ---------------------------------------------------
(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code:                            (408) 943-1234
                                                            ---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange on which registered
- -------------------                                ------------------------------------------------------------

Common Stock, $.01 par value per share             New York Stock Exchange
- --------------------------------------             ------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None
________________________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      __X__    No      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held on March 25, 1994 by non-affiliates of the registrant: $433,260,556

Number of shares of common stock outstanding:      41,265,044

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on May 17, 1994 are incorporated by reference into Part III hereof.

                          CADENCE DESIGN SYSTEMS, INC.

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                                  PART 1

Item 1.     Business                                                                          1

Item 2.     Properties                                                                        10

Item 3.     Legal Proceedings                                                                 11

Item 4.     Submission of Matters to a Vote of Security Holders                               11

Executive Officers of the Registrant                                                          12

                                                 PART II

Item 5.     Market for the Registrant's Common Equity and Related                             14
            Stockholder Matters

Item 6.     Selected Financial Data                                                           14

Item 7.     Management's Discussion and Analysis of Financial                                 15
            Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data                                       23

Item 9.     Changes in and Disagreements with Accountants on                                  23
            Accounting and Financial Disclosure

                                             PART III

Item 10.    Directors and Executive Officers of the Registrant                                23

Item 11.    Executive Compensation                                                            23

Item 12.    Security Ownership of Certain Beneficial Owners and                               23
            Management

Item 13.    Certain Relationships and Related Transactions                                    24

                                            PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports                            24
            on Form 8-K

 Signatures                                                                                   53

PART I

ITEM 1.  BUSINESS

         Cadence Design Systems, Inc. ("Cadence" or the "Company") develops, markets, and supports electronic design automation ("EDA") software products that automate, enhance and accelerate the design and verification of integrated circuits ("ICs") and electronic systems. Cadence's product lines are composed of suites of software packages or tools, integrated through Cadence's proprietary software architecture.

         Cadence was formed as a result of the merger of SDA Systems, Inc. ("SDA") into ECAD, Inc. ("ECAD") in May 1988. ECAD commenced operations in 1982. SDA commenced operations in 1983. The Company's name was changed to Cadence Design Systems, Inc. in June 1988. In March 1989, Cadence acquired Tangent Systems Corporation ("Tangent"). In December 1989, Cadence merged with Gateway Design Automation Corporation ("Gateway"), a leading EDA supplier of digital logic simulation software. In July 1990 Cadence merged with Automated Systems, Inc. ("ASI"), a company that marketed products and services related to the design and manufacture of electronic printed circuit boards ("PCBs") to the aerospace, defense, computer and telecommunications industries. In December 1991 Cadence merged with Valid Logic Systems Incorporated ("Valid"), a company that developed and supported EDA software used to design electronic systems, PCBs and applications for electronic product designs involving advanced packaging technology such as hybrids and multi-chip modules ("MCMs"). In June 1993 Cadence acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco") a subsidiary of Comdisco, Inc. Comdisco develops, markets and supports digital signal processing software products in the electronic systems applications area. In December 1993 the Company sold its ASI division and reported the operating results of ASI as discontinued operations for all prior years.

         Valid had acquired two companies by merger in February 1989:
Integrated Measurements Systems, Inc. ("IMS"), a company that manufactured and marketed verification systems used in testing prototype application specific integrated circuits ("ASICs"), and Analog Design Tools, Inc. ("ADT"), a supplier of computer-aided engineering ("CAE") software for the design of analog electronic circuits.

THE ELECTRONIC PRODUCT DEVELOPMENT CYCLE

         ELECTRONIC DESIGN AUTOMATION EDA refers to the use of engineering software to design electronic circuits and systems. A critical and enabling technology for the global electronics industry, EDA allows engineers to develop complex and high quality electronic products within accelerated time-to-market schedules. EDA software is one of the key forces driving electronics innovation and production.
         Virtually all complex computer, telecommunication, aerospace and semiconductor projects depend on advanced EDA solutions to handle the large amounts of data associated with these designs. In addition, the short product life cycles of consumer electronics products depend on the accelerated design schedules that EDA software allows. EDA software can literally cut months from a production schedule, allowing design teams to complete projects in a timeframe that would be impossible if done manually.
         Electronics manufacturing has a synergistic relationship with EDA. Without EDA simulation software to verify design performance, the design quality required for profitable high volume production of ICs and PCBs would be compromised. EDA technology has also enabled the quick production time and enormous market growth of semi-custom circuits and subsystems such as ASICs, Programmable Logic Devices ("PLDs"), Field Programmable Gate Arrays ("FPGAs") and MCMs.
         EDA systems address two major functions in the electronic product development cycle: electrical design, often referred to as CAE, and physical design, often referred to as computer-aided design ("CAD"). Together, CAE and CAD address the major phases in the design of electronic systems, PCBs, MCMs, ASICs, PLDs, FPGAs and full-custom ICs.

         CAE DESIGN PROCESSES The electrical design process involves design description, model development and simulation of the design's behavior and timing performance. Additional design automation technologies, such as architectural design and logic and test synthesis, can simplify the design entry process; IC floorplanning can provide greater accuracy in simulation.
         Design description (called design entry, design capture or schematic capture) is the first step in the electronic design process. To handle the complexity of large designs, design entry often consists of several levels of design description. At the highest level of abstraction, a design can be expressed in a behavioral description, a convention that allows engineers to describe large and complex designs quickly. Behavioral design description typically involves the use of equations, or a special design description language called a Hardware Description Language ("HDL").
         For digital designs, the most common HDLs are Verilog(R) HDL, a language developed by Cadence that is now in the public domain, and VHDL, a language standardized and backed by the U.S. Department of Defense and supported by Cadence as well as many other EDA vendors. A similar standard is emerging for analog design. Cadence is developing an analog hardware description language ("AHDL") which it will seek to make an industry-standard.
         Much as a sketch is detailed into a blueprint before building a house, behavioral descriptions must be detailed into lower-level descriptions (also called structural designs) before the IC or PCB can be manufactured. This process can be done manually, or in an automated fashion using a process called logic synthesis and a software tool such as the Cadence Synergy(TM) synthesizer. In structural design, the engineer specifically defines components, their interconnections, and associated physical properties. This description can be the text file produced by logic synthesis, or a graphical drawing called a schematic. In structural design, critical design time is saved by pulling components from an electronic library and including them in the design, rather than recreating symbols and data for each design. A database, containing the design's electrical characteristics, interconnections and specific design rules, is automatically created and used as the foundation for subsequent design steps.
         Simulation is used to verify the design electronically before it is manufactured, enabling engineers to explore design alternatives quickly and to catch costly design errors before the design is manufactured. Simulation can be performed with different levels of design description: behavioral, structural and mixed-level. These levels allow designers to test their design concept, actual structure and performance, and a combination of concept and structure. A key element in the simulation process is the use of component libraries containing software models of commonly used parts. These are either developed and supplied by Cadence, or are provided by third-parties such as ASIC vendors or independent modeling companies that have certified their libraries for use with Cadence's simulation products.

         When the functionality and timing are determined to be correct, the engineer generates a netlist. A netlist is a non-graphic description, in list form, of all design components and interconnects. The netlist is the link between the CAE design environment and the CAD process.

         CAD DESIGN PROCESSES An electronic product's physical design process varies depending on whether the final product is a full-custom IC, an ASIC or a PCB. However, the physical design process typically includes the placement of devices or components, electrical routing or wiring between those devices and components, analysis of the layout to check for compliance with design rules and performance specifications and the generation of data for use in manufacturing and test activities.

         If the design is a full custom IC, the process includes chip-level architectural design, creation of cells and blocks, floorplanning, placement, routing and compaction of the cells/blocks, analysis of conformance to electrical and physical design rules, analysis of wire lengths, load factors and timing performance, and generation of mask data for chip fabrication. If the design is produced as a PCB or MCM incorporating off-the-shelf components, full custom ICs and/or ASICs, physical design typically includes floorplanning and pre-placement of critical components, automatic or interactive component placement, analysis of thermal conditions and high-frequency transmission line characteristics, analysis of testability and generation of test documentation, pre-manufacturing clean-up or "glossing" of the board design, and generation of a wide range of manufacturing data and artwork.

CADENCE'S EDA PRODUCT FAMILY

         Cadence's full line of integrated EDA software solutions has been developed to support engineers at two levels. At one level, individual engineers need solutions to solve their specific design needs. A second level is to support teams of engineers working on larger projects. These engineers need to share information across the entire company and can do so effectively with a variety of solutions from Cadence.

         Cadence offers a full line of integrated EDA solutions for three basic design areas: IC design for digital, analog and mixed-signal devices; system design for both digital and analog systems; and ASIC design, particularly for high-performance sub-micron ASICs.

         These three areas include solutions for the electrical and physical design of all types of systems, subsystems, and ICs, including PCBs, MCMs, hybrids, ASICs, PLDs, FPGAs, and full custom and semi-custom ICs.

         The major advantages of Cadence products are in the areas of design methodologies and integration of electrical and physical design tools. Cadence's commitment to industry standard hardware platforms, operating systems and networking protocols allows users to configure an open design environment tailored to their specific needs. As design needs grow, the Cadence design environment can be expanded to include additional Cadence tools or third-party tools. Customizing environments can be handled through Cadence's Spectrum Services Group, responsible for working with customers to define and implement design environments optimized for customer project or product needs.

PRODUCT STRATEGY AND PRODUCTS
     Cadence's goal is to provide technology that accelerates the creation of innovative electronic products, enabling designers to bring complex products to market quickly and reliably. To meet this goal consistently, Cadence has adopted the following core product strategies:
     o Focus development efforts on collapsing the most complex and time-consuming aspects of the design process
     o Provide full integration of leading-edge tools into a unified environment
     o Deliver solutions that combine software tools and advanced design methodologies to streamline the overall design process

     CORE PRODUCT TECHNOLOGY   Cadence believes that within its integrated
solutions approach, customers still demand high performance point tools for certain functions. By focusing technology development efforts to address the most complex and time-consuming aspects of the design process, Cadence has delivered a suite of individual design tools that has become well known in the industry. These tools, which address all major areas of the design process, include:
     o Allegro(TM) and Prance-XL(TM) for board and MCM layout, along with integrated layout analysis tools, DF/SigNoise(TM), DF/Thermax(TM), and DF/Viable(TM)
     o Analog Artist(TM) and Analog Workbench(TM) for analog IC and system design, respectively
     o   Composer(TM) and Concept(TM) design entry environments
     o   Design Framework II(TM) framework technology
     o   Dracula(R) and Diva(TM) for verification
     o Gate Ensemble(TM), Cell Ensemble(TM) and Block Ensemble(TM) for place and route
     o   Preview(TM) for ASIC and IC floorplanning
     o   Profile(TM) analog behavioral language
     o   Spectre(TM), Cadence Spice(TM) and SpicePlus(TM) for analog simulation
     o   Synergy(TM) family for circuit synthesis and optimization
     o   Verilog-XL(TM) and Leapfrog(TM) VHDL for top-down digital simulation
     o   Virtuoso(TM) products for custom IC layout and library development

         OPEN ENVIRONMENT Cadence pioneered the ability to link and manage a variety of design tools under a consistent graphical user interface with the introduction of its Design Framework(TM) in 1985. In 1990 Cadence delivered Design Framework II, so that designers can work with multiple tools more efficiently. Through its communication and design management features, Design Framework II also improves project and data management, critical for today's large designs and design teams.
         Design Framework II gives users an easy-to-use EDA software system, which can easily be customized, combined with third party tools, and ported to new computer platforms as they become available.
         Cadence's software operates on industry standard workstations from Digital Equipment Corporation, Hewlett-Packard/Apollo, International Business Machines Corporation and Sun Microsystems, Inc. Cadence believes that it is well positioned to port its systems quickly to other UNIX-based workstations that may gain broad customer acceptance in the future.
         The CAD Framework Initiative (CFI), a standards committee comprised of EDA vendors and customers, has developed a reference architecture as an initial step towards a universal framework definition. As a founding member, Cadence works closely with CFI to develop this standard, and is advancing Design Framework II to adhere to CFI's evolving guidelines.

INTEGRATED DESIGN SOLUTIONS
         Cadence offers a full line of EDA software combined with framework technology and advanced design methodologies to provide complete EDA solutions that enhance productivity.
         IC DESIGN Cadence's products have been used in every major electronic product design ranging from microprocessors that are at the heart of personal computers and workstations, to mixed signal chips that are driving the telecommunications and networking industries. Cadence's IC solutions feature proven tools for custom library development and editing, automated custom design, advanced digital and analog simulation, and IC physical verification. Building on this full-line of IC tools, Cadence offers complete, front-to-back solutions for designing digital, analog, mixed-signal and microwave ICs. These solutions streamline the design of complex chips and help design teams get to market with innovative, high quality products.
         For each step in the IC design process Cadence provides a complete design environment to meet individual design tasks. Cadence's solution includes the Virtuoso(TM) product family of custom layout tools supporting polygon layout, symbolic layout and layout synthesis; the Ensemble(TM) product family providing automatic place and route for both ASIC and custom cell-based design styles; Chip Assembly Solution for multi-layered block placement and routing; the Diva(TM) product family of interactive verification tools; and the DRACULA product family of physical verification tools.
         For analog designers, Cadence offers complete front-to-back solutions for analog, mixed-signal and microwave circuits. The Analog Artist for IC design provides advanced simulation, layout and verification, featuring products like the Profile(TM) behavioral modeling and simulation software and the Spectre(TM) high-speed circuit simulator. This solution supports design teams with productive tools for fast, early evaluation of design alternatives on complex analog designs, allowing teams to manage the critical interdependencies between electrical design and physical layout.
         Cadence's front-to-back IC solution includes a unique timing-driven design methodology to minimize costly downstream iterations. All tools, from synthesis and simulation to floorplanning and place and route, share critical timing information to maintain consistency and ensure that key performance requirements are met.
         SYSTEM DESIGN Cadence provides complete front-to-back digital and analog system design solutions built around the Concept design entry system; the Verilog-XL and Leapfrog VHDL simulators; and the Allegro PCB/MCM physical design system.

         Allegro, one of the industry's most comprehensive and production-proven systems design environments includes: the DF/Viable(TM) reliability analyzer, the DF/SigNoise(TM) and signal integrity analysis modules, the DF/Thermax(R) thermal analysis software, and the Prance- XL(TM) routers.
         For analog board and system design, Cadence provides the Analog Workbench, for top-down, front-to-back analog design. The Analog Workbench provides simulation tools, integrated physical layout, extensive analog model libraries and advanced analysis tools for tasks such as thermal analysis and post-layout simulation with extracted temperatures.
         Cadence's system design tools, combined with design methodologies such as rules-driven design and correct-by-design, allow engineers to shorten design cycles and improve the product quality of high-speed PCBs, MCMs, hybrids and multiwire boards.
         With Cadence's solutions, important design or technology considerations are defined in advance and are automatically checked and enforced throughout the design process to shorten design cycles and optimize designs for performance, quality and cost. For additional accuracy, flexibility and overall process control, Cadence's unique "synchronized" library approach and in-process analysis tools cover electrical, thermal, reliability, testability, manufacturing and design management constraints.
         ASIC DESIGN Cadence helped pioneer the use of top-down design by ASIC designers with its Verilog-XL simulator and Verilog(R) HDL design language. Building on what is now the most broadly used top-down method in the industry, Cadence offers a complete and production- proven top-down design system.
         Included is a flexible environment with Composer(TM) mixed-level design entry using either Verilog HDL or VHDL; large-capacity, high-performance logic synthesis and optimization with the Synergy and Optimizer(TM) synthesis software; fully integrated mixed-level logic simulation with Verilog-XL(TM) and Leapfrog(TM) VHDL verification tools; and the Preview(TM) floorplanner that enable the sharing of consistent timing data from design entry through place and route. Completing the ASIC design process is Cadence's Gate Ensemble place and route system. A new series of design-for-test tools, offering advanced test synthesis and test pattern generation capabilities, helps to shorten ASIC design cycles and improve yields.
         In addition, Cadence's extensive list of over 185 ASIC libraries and endorsements from major ASIC vendors help ensure a production path for the most complex, leading-edge ASIC designs.

MARKETING AND CUSTOMERS
         CUSTOMERS AND MARKETING STRATEGY Cadence's customers and target markets include computer manufacturers, consumer electronics companies, defense electronics companies, merchant semiconductor manufacturers, ASIC foundries and telecommunications companies. In addition, Cadence licenses its products to international distributors in certain countries (see "International Sales" below in this "Business" section). In 1993, 1992 and 1991 one customer, Cadence's distributor in Japan, Innotech Corporation ("Innotech"), accounted for 13%, 14% and 13% of total revenue, respectively.

         Cadence's principal marketing objectives are:
         o  Offer high quality, complete and integrated design solutions
         o  Provide best-in-class technologies in critical design areas
         o  Deliver a standards-driven, open design environment
         o Utilize Cadence's worldwide resources to solve customers' complex design challenges and serve global customers

         CUSTOMER SUPPORT Cadence's support group helps tailor new tools to a customer's existing design environment, train designers on how to best utilize their EDA software and provide ongoing software updates to enhance product capabilities. The backbone of the global customer support process is the customer response center program. These centers give Cadence customers worldwide access to solution and product experts. A dedicated team of application engineers is available to address customer applications issues as well as provide links between customers and Cadence's product developers.

         CADENCE SPECTRUM SERVICES Customizing design automation systems can require a major time and resource investment from the customer. Spectrum Services provides a structured consultative approach to analyzing the design process. After an extensive review of a customer's business and technical objectives and design processes, a comprehensive plan is developed for an advanced custom design environment. By integrating Cadence's solutions with the customer's software tools and third-party and custom-designed tools and augmenting the software with expert advice on streamlining the design process, customers benefit from a custom optimized design environment.

         CUSTOMER PARTNERSHIPS Cadence has established close working relationships with a number of semiconductor manufacturers and electronic systems companies based on a business partnership model that has become a
central business model for the Company.   To ensure that research and
development activities are properly prioritized, and also that finished products meet customers' needs, major new product developments begin after collaboration with a Cadence customer/partner.
         There are presently several variations of Cadence partnerships: four groups of technology partnerships (involving Cadence's IC, HDL, Systems Design and Systems Physical Design Groups, respectively) and a fifth group that focuses on development of specific products ("Product Development Partnerships").

         These technology partnerships allow Cadence to work with customers' designers in defining and developing state-of-the-art solutions for current and emerging design approaches. Through an engineer exchange program, customers will often work on-site at Cadence facilities, giving Cadence valuable insight into customer product planning. Product Development Partnerships are generally directed at the development and refinement of specific tools.

     INDUSTRY ALLIANCES Cadence cooperates with other design automation vendors to deliver full-scope technology to its customers. Through Cadence's Connections(TM) Program, participating companies can integrate their products and technologies more easily into Cadence's design framework. This provides customers with the flexibility to mix and match third-party and proprietary tools to specifically meet their design automation needs. Today over 70 companies have integrated their tools into Cadence's design framework.

     UNIVERSITY SOFTWARE PROGRAM Cadence supports EDA research by sharing its design automation technology and expertise with universities. More than 500 universities worldwide participate, including the University of California at Berkeley, Duke University, the Massachusetts Institute of Technology and Stanford University.

SALES

            As of December 31, 1993, Cadence had 796 employees engaged in field sales and sales support, representing approximately 32% of its total employees. Cadence's sales people present Cadence and its products for licensing to prospective customers, while applications engineers provide technical pre-sales as well as post-sales support. Due to the complexity of EDA products, the selling cycle is generally long, with three to six months being typical. Activities during this sales cycle typically consist of a technical presentation, a product demonstration, a design benchmark and often, an on-site customer evaluation of Cadence software.

            NORTH AMERICAN SALES In the domestic market Cadence uses a direct sales force, utilizing both sales people and applications engineers in each territory to license its products. As of December 31, 1993, Cadence had 419 regional sales people and applications engineers licensing and supporting Cadence's products in the United States and Canada. Cadence maintains domestic sales and support offices at various locations across the United States.

            INTERNATIONAL SALES In Europe and Asia Cadence markets and supports its products primarily through 12 majority owned subsidiaries, which, as of December 31, 1993, employed 86 salespeople and 291 other sales and support personnel.

            Cadence licenses its products in Japan through three distributors:
Innotech, Kanematsu Electronics and Sony Tektronics. Cadence's systems products are marketed in Japan through a wholly-owned subsidiary and, until 1992, through a distributor, CIC, Inc. In March 1992 Cadence reached an agreement to acquire CIC, Inc. and consolidated its systems product marketing in Japan utilizing its subsidiary in Japan, Cadence Design Systems K.K. ("Cadence K.K.").

            Cadence also serves its international customers through a manufacturer's representative in Europe, European Silicon Structures B.V. ("ES2"). The Company also uses distributors in various countries. In Singapore, Hong Kong, Brazil, Australia, India and The People's Republic of China, Cadence uses CAD/CAM Systems, Modern Devices Ltd., Quick Chip Eng. E. Projectos Ltd., Cadence Design Systems Pty Ltd., Wipro Information Technology and IMAG Industries, Inc. and ReMA Ltd., respectively, as its distributors.

            Revenue from international sources was $183.6 million, $215.4 million and $197.6 million or approximately 50%, 51% and 52% of total revenue for the years ended December 31, 1993, 1992 and 1991, respectively.

            Prices for international customers are quoted from an international price list. The list is maintained in U.S. dollars but reflects the higher cost of doing business outside the United States. International customers are invoiced in U.S. dollars using current exchange rates or the local currency.
In light of the large portion of Cadence's revenue derived from international sales, if the dollar strengthens in relation to the Japanese yen or certain European currencies, Cadence's revenue from international sales may be adversely affected. Cadence enters into forward exchange contracts to reduce the impact of foreign currency fluctuations resulting from transaction gains and losses. Cadence is required to have United States Department of Commerce export licenses for shipment of its products outside the United States. Although to date Cadence has not encountered any material difficulty in obtaining these licenses, any difficulty in obtaining necessary export licenses in the future could have an adverse effect on revenue.

            Foreign subsidiaries' marketing and support expenses are incurred in local currency and license fees paid by the subsidiaries to Cadence are paid in local currency or U.S. dollars. Cadence is subject to the currency conversion risks inherent in international transactions. It is Cadence's policy to manage and minimize its foreign exchange risks.

SERVICE AND SUPPORT

            STANDARD SERVICE AND SUPPORT Cadence believes that customer support is a key factor in successfully marketing EDA products and generating repeat orders. A majority of Cadence's customers have purchased one-year renewable maintenance contracts.

            Product maintenance contracts entitle the customers to product updates, documentation and ongoing support. Cadence tracks all service reports using an on-line database that provides a mechanism for tracking progress in solving any reported problem from first report to final software solution.

            ENHANCED SERVICE AND SUPPORT Installing a new design automation system, tailoring it to a customer's design environment and training designers in the efficient use of this new system requires a major time and resource investment from the customer. In response to customer requests, Cadence has developed an enhanced consulting service capability. The Cadence consulting services team is a group of Cadence employees whose services can be retained by customers to provide a wide range of engineering activities from specialized training to custom programming projects or contract design. These services are intended to assist customers in becoming productive quickly through use of Cadence's products, thereby improving customer satisfaction and increasing the likelihood of follow-on sales.

PRODUCT DEVELOPMENT AND ENGINEERING

            As of December 31, 1993, Cadence's product development was performed by 750 employees, 476 employees located at its research and development facilities in San Jose, Foster City, Santa Cruz and San Diego, California, 106 employees in Chelmsford, Massachusetts, 59 employees in India, 13 employees in Taiwan, 15 employees in Lawrence, Kansas, 2 employees in Ohio and 5 employees in Albany, New York. The development group includes experts in database structures and industry specific algorithm technology. In June 1990, the Company entered into a joint venture ("EuCAD") as majority owner with ES2. During 1992, the Company acquired the minority interest in the joint venture. EuCAD has 26 employees in the U.K. and 3 employees in France and specializes in research and development activities in the EDA and ASIC design markets. The Company also has 45 employees in Beaverton, Oregon at its IMS subsidiary.

            For the years ended December 31, 1993, 1992 and 1991 Cadence's research and development expenses were approximately $84.3 million, $81.2 million and $84.3 million (before capitalizing approximately $15.2 million, $14.7 million and $16.2 million of software development costs in 1993, 1992 and
1991), respectively. Cadence began capitalizing certain of its software development costs in 1986 in accordance with Statement of Financial Accounting Standards No. 86. See Note 3 of Notes to Consolidated Financial Statements at December 31, 1993 for a more complete description of Cadence's capitalization of certain software development costs.

            Certain faculty members from the University of California at Berkeley, considered to be a leading university for IC design software research, have served as consultants to Cadence since its inception. These consultants have helped Cadence to stay abreast of the latest developments and directions in the rapidly changing IC design software industry.

COMPETITION

            Cadence competes with a number of companies in each of Cadence's tool categories, as well as with internal CAD development groups of potential customers. The EDA software industry is characterized by rapid technological change and is intensely competitive. In Cadence's opinion, the principal competitive factors in its markets include performance, ease of use, breadth of tool offering, open system architecture, software portability, pre-sales and post-sales support and price.

PROPRIETARY RIGHTS

            Cadence relies principally upon a combination of copyright and trade secret laws and license agreements to protect Cadence's proprietary
interest in its products.   Cadence's products are generally licensed to end
users pursuant to a license agreement that restricts the use of the products to the customer's internal purposes. Cadence protects the source code version of its products as a trade secret and as an unpublished copyrighted work. Cadence has made portions of its source code available to certain customers under very limited circumstances, subject to confidentiality, use and other restrictions. Despite these precautions, it may be possible for third parties to copy aspects of Cadence's products or to obtain and use information that Cadence regards as proprietary without authorization. In addition, effective copyright and trade secret protection for software products may be unavailable in certain foreign countries.

            Cadence believes that patent, trade secret and copyright protection are less significant to Cadence's success than factors such as the knowledge, ability and experience of Cadence's personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance. Cadence does not believe that its products or processes infringe on existing proprietary rights of others.

            DRACULA(R), Verilog(R), Prance(R), Verifault-XL(R) and Thermax(R) are registered trademarks of Cadence and substantially all of the other Cadence product and product family names used herein are trademarks of Cadence.

MANUFACTURING AND BACKLOG

            Cadence's software production operations consist of configuring the proper version of a product, recording it on magnetic tape or other recording media and producing user manuals and other documentation. Shipments are generally made within two weeks of receiving an order. In light of the short time between order and shipment of Cadence's products, Cadence generally has relatively little backlog at any given date.

            Cadence's product line includes a series of design verification systems offered by IMS. Logic Master is a family of design verification systems designed to work with most computer systems, workstations, or terminals to receive and execute test commands and report the results of test procedures. These systems are designed to match varying customer requirements. Generally, they differ from one another as to speed, size of the device to be verified, flexibility in the number and variety of applications in which a system can be used and price.

EMPLOYEES

            As of December 31, 1993, Cadence employed 2,476 persons, including 1,449 in sales, marketing, support and manufacturing activities, 750 in product development and 277 in management, administration and finance. Of these employees, 1,949 were located in the United States and 527 were located in 15 other countries. None of Cadence's employees are represented by a labor union and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

            Competition in recruiting of personnel in the software industry is intense. Cadence believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2.      PROPERTIES

            Cadence leases approximately 692,000 square feet of facilities comprised of four buildings located at 535-575 River Oaks Parkway (the "555 Facility"), three buildings at Seely Road and three buildings at Plumeria Drive in San Jose, California for an annual rental of approximately $10,600,000. Cadence also leases approximately 100,000 square feet of facilities in Chelmsford, Massachusetts at an annual rate of approximately $450,000. Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and research and development facilities in San Diego, Foster City and Santa Cruz, California, Lawrence, Kansas, Albany, New York, United Kingdom, France, Taiwan and India at an aggregate annual rental of approximately $7,000,000.

            Cadence leases design center facilities in Blue Bell, Pennsylvania and Torrance, California, of approximately 11,700 and 13,700 square feet, respectively, at a combined annual rate of approximately $500,000. Cadence has contracted for the early termination of the Torrance facility lease and expects this transaction will close by April 1994 for approximately $600,000. In connection with its sales of ASI, Cadence has entered into a sublease agreement with ASI for the rental of the Blue Bell facility.

            Cadence also leases approximately 75,000 square feet in a building in Beaverton, Oregon, at a current annual rental of approximately $540,000, which houses manufacturing, engineering, marketing and administrative operations for its IMS subsidiary.

            During June 1989 Cadence acquired a 49% interest as a limited partner in a real estate partnership. Also in 1989, the Company signed agreements to lease the four buildings of the 555 Facility from the limited partnership that is the owner of the 555 Facility for a period of ten years. During June 1991 the Company acquired a 46.5% interest as a limited partner in an additional real estate partnership, and signed agreements to lease upon completion of construction three buildings proximate to the 555 Facility in San Jose, California from the limited partnership for a period of fifteen years, which commenced during the second quarter of 1992. During June 1991 the Company acquired an 80% interest in a third real estate partnership which has purchased land for future expansion. This third partnership is consolidated in the accompanying financial statements. In March 1994 the Company acquired all third-party interests in two real estate partnerships in which it is a 46.5% and 80% limited partner, respectively, for approximately $9 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company expects it will refinance the construction loan with permanent financing when it comes due in June 1994, although it may elect to pay off the construction loan with its cash reserves.

            Cadence believes that these facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of Cadence's operations.

ITEM 3.      LEGAL PROCEEDINGS

             Stockholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California, San Jose Division, on April 8 and 9, 1991. The suits were subsequently consolidated into a single lawsuit and the class period changed to include purchasers of the Company's common stock during the period from October 18, 1990 through April 3, 1991. The lawsuit alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. The plaintiff in the suit seeks compensatory damages unspecified in amount. On June 2, 1993 the District Court granted in part and denied in part the Company's motion to dismiss the complaint in the class action originally filed in April 1991. The effect of the ruling was to limit the class period to include purchasers of the Company's common stock between January 29, 1991 and April 3, 1991. Trial of this matter is scheduled to commence on August 8, 1994. The Company is vigorously defending against the litigation.

             On March 23, 1993 a separate class action lawsuit was filed against the Company and certain of its directors and officers in the United States District Court, Northern District of California, San Jose Division. Two additional complaints, identical to the complaint filed on March 23, 1993 except for the identities of the plaintiffs, were filed later in March and in April 1993. All three complaints were consolidated into a single lawsuit which seeks unspecified damages on behalf of all purchasers of the Company's common stock between October 12, 1992 and March 19, 1993. The lawsuit alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. On November 18, 1993, the District Court granted the Company's motion to dismiss the 1993 complaint. The effect of the ruling was to dismiss the complaint except as to a statement allegedly made on January 28, 1993, but plaintiffs were granted leave to further amend their complaint. The Company is vigorously defending against the litigation.




ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive corporate officers of Cadence are as follows:

NAME                              AGE        POSITIONS AND OFFICES
- ----                              ---        ---------------------
Joseph B. Costello                40         President, Chief Executive Officer and Director


Dr. Leonard Y. W. Liu             52         Chief Operating Officer and Director


W. Douglas Hajjar                 46         Vice Chairman and Director


H. Raymond Bingham                48         Executive Vice President, Finance and Administration,
                                             Chief Financial Officer and Secretary


M. Robert Leach                   46         Senior Vice President, Consulting


Scott W. Sherwood                 42         Senior Vice President, Human Resources


James E. Solomon                  57         Vice President and Principal Technologist


Douglas J. McCutcheon             45         Vice President, Corporate Finance


William Porter                    39         Vice President, Corporate Controller Assistant Secretary

            Executive corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

            JOSEPH B. COSTELLO was appointed as President and a director of Cadence in May 1988 and as Chief Executive Officer in June 1988 . He is also a director of Oracle Corporation, Microelectronics and Computer Technology Corporation and Pano Corporation Display Systems.

            DR. LEONARD Y.W. LIU was appointed to serve on the Board in June 1989. Dr. Liu was appointed as Chief Operating Officer of the Company in February 1993. From April 1989 until March 1992, Dr. Liu was Chairman and Chief Executive Officer of Acer America Corporation and President of Acer, Inc., two personal computer suppliers. From 1969 until 1989, Dr. Liu held various technical and general management positions at IBM Corporation, most recently Manager of its Santa Teresa Laboratory. Dr. Liu is a director of Pano Corporation Display Systems, Network Application Technology, Omni Science Corporation and CIMIC Corporation.

            W. DOUGLAS HAJJAR was Chief Executive Officer and a director of Valid from May 1987 and Chairman of the Board of Valid from February 1988 until Valid's merger with and into Cadence in December 1991, at which time he was appointed as Vice Chairman and a director of Cadence. He also served as President of Valid from February 1987 to September 1989 and as Chief Financial Officer from May 1987 until August 1989. Mr. Hajjar was Chairman of the Board, President and Chief Executive Officer of Telesis, a manufacturer of EDA workstations and related software, from 1985 until the acquisition of Telesis by Valid in 1987. Mr. Hajjar is a director of Control Data Corporation, Frame Technology and Lasersight, Inc.

            H. RAYMOND BINGHAM joined Cadence in June 1993 as Executive Vice President and Chief Financial Officer. From June 1985 to May 1993 he served as Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, which owns and operates a chain of 54 hotels. From 1981 to 1985 Mr. Bingham was the Managing Director of Agrico Overseas Investment Company, a subsidiary of the Williams Companies and was responsibile for developing and managing international manufacturing joint ventures.

            M. ROBERT LEACH joined Cadence in June 1993 as Senior Vice President of Consulting. From September 1981 to June 1993 Mr. Leach served as a partner in the worldwide electronics industry consulting practice for Andersen Consulting.

            SCOTT W. SHERWOOD joined Cadence in July 1990 as Vice President Human Resources and was appointed Senior Vice President, Human Resources in February 1992. From 1983 to 1990, he was Vice President Human Resources of Mead Data Central, a division of Mead Corporation and provider of information services to the legal community.

            JAMES E. SOLOMON, a founder of SDA, served as its Chief Executive Officer from its inception in July 1983 to May 1988 and as its President from July 1983 to March 1987, at which time he was appointed Chairman of the Board. He became a director of Cadence in 1988 and was Co-Chairman of Cadence's Board of Directors from May 1988 until May 1989. He was appointed President of the Company's Analog Division in December 1988, Senior Vice President of the IC Design Group of Cadence in February 1993 and Vice President and Principal Technologist in February 1994.

            DOUGLAS J. MCCUTCHEON joined Cadence in January 1991 as its Director, Financial Planning and Analysis, and in July 1991 became its Vice President, Corporate Finance. From November 1989 to November 1990, Mr. McCutcheon was President of Toshiba America Medical Credit, Inc., the wholly-owned captive financing subsidiary of Toshiba America Medical Systems, Inc., which sells and provides maintenance services for diagnostic and therapeutic medical systems. From November 1980 to November 1989, Mr. McCutcheon held various positions with Diasonics, Inc., a medical equipment company, most recently as Vice President and Treasurer.

            WILLIAM PORTER joined Cadence in February 1994 as Vice President, Corporate Controller and Assistant Secretary. From September 1988 to February 1994 Mr. Porter served as Technical Accounting and Reporting Manager and most recently as Controller of Cupertino Operations with Apple Computer Corporation, a worldwide manufacturer of computer equipment. From 1976 until 1988 Mr. Porter held various positions with Arthur Andersen & Co., most recently as a Senior Audit Manager.

                                   PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

            The Company's Common Stock was traded on the NASDAQ National Market System under the NASDAQ symbol ECAD from the Company's initial public offering at $7.83 per share on June 10, 1987 until June 1, 1988 when it began trading under the NASDAQ symbol CDNC. Since September 17, 1990 the Company's Common Stock has traded on the New York Stock Exchange under the symbol CDN. The Company has not paid cash dividends in the past and none are planned to be paid in the future. As of December 31, 1993, the Company had approximately 2,400 stockholders of record.

            The following table sets forth the high and low bid prices for the Common Stock for each calendar quarter in the two year period ended December 31, 1993.

                                                            High                       Low
                                                            ----                       ---
            1992:
            First Quarter                                  $29.88                     $19.75
            Second Quarter                                  26.38                      19.00
            Third Quarter                                   22.13                      16.00
            Fourth Quarter                                  23.50                      13.13

            1993:
            First Quarter                                  $24.38                    $  9.25
            Second Quarter                                  14.13                       8.25
            Third Quarter                                   14.38                       9.75
            Fourth Quarter                                  13.13                      10.38

ITEM 6.      SELECTED FINANCIAL DATA

For the years ended December 31,
(In thousands, except per share amounts)

                                             1993           1992          1991         1990         1989
                                             ----           ----          ----         ----         ----
      Revenue                              $368,623        $418,724      $379,476    $374,357     $316,692

      Restructuring costs                    13,450           - - -        49,901      37,978      - - -

      Net income (loss) from continuing
             operations                        (607)         55,107       (17,068)     (6,339)      37,778

      Income (loss) from discontinued
             operations                     (12,172)            253        (5,335)     (3,009)      (1,567)

      Net income (loss)                     (12,779)         55,360       (22,403)     (9,348)      36,211

      Net income (loss) per share from
             continuing operations             (.02)           1.19          (.44)       (.18)         .91

      Total assets                          339,301         367,243       347,074      340,945     306,613

      Long-term obligations and redeemable
             convertible preferred stock      4,001           5,722        14,811      21,059       27,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cadence (the "Company") designs, develops, markets and supports electronic design automation ("EDA") software products primarily used to automate, enhance and accelerate the design, verification and testing of integrated circuits, electronic systems and printed circuit boards ("PCBs").

      In December 1991 the Company merged with Valid Logic Systems Incorporated ("Valid"). Valid commenced operations in 1981 and was involved in the development, marketing and support of EDA products primarily used to design electronic systems and PCBs. The merger was accounted for by the pooling of interests method and all financial information prior to the merger has been restated to combine the results of the Company and Valid. In connection with the merger, the Company recorded $49.9 million of restructuring costs and $1.7 million of merger costs in the fourth quarter of 1991.

      In June 1993 the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc. Comdisco develops, markets and supports digital signal processing software products in the electronic systems applications area. The acquisition was accounted for as a purchase. Accordingly, the results of Comdisco from the date of the acquisition forward have been recorded in the Company's consolidated financial statements.

      In December 1993 the Company sold its Automated Systems ("ASI") division. ASI manufactures and provides design services for complex printed circuit boards. The operating results of ASI have been reported as discontinued operations in the consolidated statements of income for all years presented.

      Results of Operations

The following table sets forth for the years indicated (a) the percentage of total revenue represented by each item reflected in the Company's consolidated statements of income and (b) the percentage increase (decrease) in each such item from the prior year.

                                                                                     (b) Period to Period
                                                                                           Percentage
                                                                                       Increase (Decrease)
                                                                                       -------------------
                                           (a) Percentage of Total Revenue              1993         1992
                                                Year Ended December 31,                 Compared with
                                           --------------------------------
                                           1993             1992          1991          1992         1991
                                           ----             ----          ----          ----         ----
Revenue:
    Product                                  65%              75%            77%         (23)%         8%
    Maintenance                              35               25             23           23          19
                                           ----             ----           ----
         Total revenue                      100              100            100          (12)         10
                                            ---              ---            ---

Cost of revenue:
    Product                                  20               18             17            (3)        18
    Maintenance                               4                4              6           (12)       (23)
                                            ---              ---            ---
         Total cost of revenue               24               22             23            (5)         7
                                             --               --             --
Gross margin                                 76               78             77           (14)        11
                                             --               --             --

Operating expenses:
    Marketing and sales                      43               38             39            1           8
    Research and development (1)             19               16             18            4          (3)
    General and administrative               10                8              9           14          (6)
    Restructuring costs                       4              - -             13            *           *
                                            ---              ---             --
         Total operating expenses            76               62             79            9         (14)
                                             --               --             --
Income (loss) from continuing
     operations                             - -               16             (2)           *           *
                                            ---               --            ----

Total other income                          - -              - -            - -          (39)          4
                                            ---              ---            ---

Income (loss) from continuing
    operations before income taxes          - -               16             (2)           *           *
Provision for income taxes                  - -                3              3            *          27
                                            ---               --              -
Net income (loss) from continuing
    operations                              - -               13             (5)           *           *
                                            ---               --             ---
Discontinued operations:
    Income (loss) from operations            (2)            - -              (1)           *           *
    Loss on disposal                         (1)            - -              - -           *           *
                                             ---            ----             ---
Income (loss) from discontinued
    operations                               (3)             - -             (1)           *           *
                                             ---             ---             ---
Net income (loss)                            (3)              13             (6)           *           *
Series A-1 preferred stock dividend         - -              - -            - -             - -%      (58)%
                                            ---              ---            ---
Net income (loss) attributable to
    common stockholders                      (3)%             13%            (6)%         *           *
                                              ====             ==             ===

*     Not meaningful
(1) The Company capitalizes software development costs in accordance with SFAS No. 86. Total research and development expenses incurred prior to capitalization represented 23%, 19% and 22% of total revenue for 1993, 1992 and 1991, respectively. The percentage change from 1992 to 1993 and from 1991 to 1992 was an increase of 4% and a decrease of 4%, respectively, on a pre-capitalization basis.

Revenue

             Total revenue was approximately $368.6 million, $418.7 million and $379.5 million for the years ended December 31, 1993, 1992 and 1991, respectively. Total revenue decreased approximately $50.1 million for the year ended December 31, 1993 as compared to the prior year and increased approximately $39.2 million in 1992 as compared to 1991. The decrease in total revenue in 1993 was primarily due to a $74.0 million decrease in product revenue due to weak economic conditions in certain areas and lower sales volume for the Company's products, as well as a shift in the Company's systems product strategy. This decrease in product revenue was offset somewhat by the acquisition of Comdisco. While product revenue decreased in 1993, maintenance revenue increased by $23.9 million due to increased focus on customer
renewals, combined with a larger customer base.   The growth in total revenue
in 1992 compared to 1991 was comprised of $22.9 million in product revenue due to increased demand for the Company's products, including the new Valid products as a result of the merger, and improved economic conditions in 1992 as compared to 1991, and a $16.3 million increase in maintenance revenue.

             Maintenance revenue continued to increase each year as the Company's installed base of products has increased, growing by approximately $23.9 million in 1993 compared to 1992 and by approximately $16.3 million in 1992 compared to 1991. As a percentage of total revenue, maintenance revenue has grown over the last three years from approximately 23% to approximately 35% of total revenue. The increase in maintenance revenue as a percentage of total revenue is due in part to the Company's continued effort toward obtaining customer renewals of maintenance coverage as well as the decrease in total product revenue in 1993.

             Revenue from international sources was approximately $183.6 million, $215.4 million and $197.6 million or 50%, 51% and 52% of total revenue for each of the three years ended December 31, 1993, 1992 and 1991, respectively. The decrease in 1993 was principally related to decreased sales volume in Japan. It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights. Due to the continuing adverse business conditions in Japan, the Company has experienced and can expect to experience a reduced level of activity from this important market. A continued low level or further reduction of orders from Japan could have a material adverse impact on the Company's results of operations.

Cost of Revenue

             Total cost of revenue was approximately $89.4 million, $94.0 million and $87.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. Total cost of revenue decreased $4.6 million in 1993 compared to 1992 and increased $6.4 million in 1992 compared to 1991. The decrease in 1993 consisted of a $2.5 million decrease in product cost of revenue due to the decrease in product revenue and related costs, reduced costs due to restructure actions including related headcount reductions as well as the discontinuance in 1992 of sales of third- party hardware. This decrease was slightly offset by an increase in cost of product associated with the newly acquired Comdisco operations and a $4.0 million increase in amortization of software development costs, purchased software and other intangibles. Cost of maintenance also decreased $2.1 million in 1993 as compared to 1992 even though revenue increased due to the streamlining of the maintenance renewal process which
includes a more cost-effective update program and lower cost media.   The
increase in total cost of revenue in 1992 as compared to 1991 consisted of an $11.7 million increase in cost of product, which was offset by a $5.4 million decrease in cost of maintenance. The increase in cost of product was primarily due to an increase in royalties of approximately $2.4 million and other related software product costs. The increase in software costs in 1992 was primarily a result of the expansion-related increase in personnel and capital expenditures in the Company's operations departments, which include software tape duplication, technical documentation and support, training and consulting services. The decrease in cost of maintenance in 1992 was primarily due to post-merger restructure and efficiencies, including the reduction of personnel and other duplicate costs in 1992 due to the merger of the Company with Valid, streamlining of the maintenance renewal process and a decrease in hardware
maintenance contracts and costs related to Valid.   As a percentage of total
revenue, cost of maintenance revenue has remained in the range of approximately 4% to 6% and cost of product revenue has been at approximately 17% to 20%.

Gross Margin

             Gross margin was 76%, 78% and 77% for the years ended December 31, 1993, 1992 and 1991, respectively.

Marketing and Sales

             Marketing and sales expenses increased $1.2 million in 1993 compared to 1992 and $11.8 million in 1992 compared to 1991. The increase in 1993 is primarily due to increased costs associated with the acquired Comdisco operations. This increase was partially offset by reduced costs related to restructure actions, including headcount reduction. The increase in 1992 was due to the establishment and continued growth of foreign subsidiaries and domestic field offices, and increased personnel and related expenses. As a result of the merger with Valid, there were a number of duplicate sales locations which were consolidated during 1992. Notwithstanding this, during 1992 the Company continued to focus on expanding its selling efforts. The costs associated with the consolidation of sales offices were included in the restructuring costs recorded in 1991. Marketing and sales expenses have increased as a percentage of revenue from 39% in 1991 to 43% in 1993. The higher percentage in 1993 is due primarily to the decrease in total revenue in 1993.

Research and Development

             Total research and development expenditures incurred prior to capitalization of software development costs increased 4% in 1993 as compared to 1992 and decreased 4% in 1992 as compared to 1991, an increase of approximately $3.1 million and a decrease of approximately $3.2 million, respectively. The increase in 1993 is primarily due to increased expenses due to the addition of Comdisco's operations. The decrease in total research and development expenditures in 1992 compared to 1991 is due primarily to post-merger restructure and efficiencies, including the reduction of personnel and other duplicate costs in 1992 related to the merger with Valid. Prior to the deduction for capitalization of software development costs, research and development expenses comprised approximately 23%, 19% and 22% of total revenue or approximately $84.3 million, $81.2 million and $84.3 million for the years 1993, 1992 and 1991, respectively. The increase as a percentage of revenue in 1993 is primarily due to the decrease in total revenue in 1993 as compared to 1992. The decrease as a percentage of revenue in 1992 as compared to 1991 is due primarily to the elimination of duplicate costs in 1992 as a result of the merger with Valid. The Company capitalized approximately $15.2 million, $14.7 million and $16.2 million of software development costs in the years 1993, 1992 and 1991, respectively, which represented approximately 18%, 18% and 19% of total research and development expenditures made in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

General and Administrative

             General and administrative expenses increased approximately $4.9 million in 1993 compared to 1992 and decreased approximately $2.2 million in 1992 compared to 1991. The increase in 1993 is due to the addition of Comdisco's operations, increased bad debt expense due to the write-off of uncollectible accounts, increased professional services and employee-related expenses. The decrease in 1992 was due primarily to the result of post-merger efficiencies, including the reduction of personnel and related expenses and duplicate facilities in 1992 as a result of the merger with Valid. As a percentage of total revenue, general and administrative expenses have been in the range of approximately 8% to 10%. The higher percentage in 1993 is partially due to the decrease in total revenue in 1993.

Restructuring Costs

             In March 1993 the Company recorded restructuring costs of $13.5 million associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge primarily reflects costs associated with excess facilities, the write-off of software development costs and purchased software and intangibles and employee terminations resulting from lower revenue levels.

             In the fourth quarter of 1991 the Company recorded restructuring costs of approximately $49.9 million associated with the merger of Valid with the Company. This amount included accruals for severance and payroll-related payments, costs of closing excess or duplicate facilities and write-offs of equipment, other assets and capitalized software development costs due to the overlap of products.

Other Income and Expense

             Interest income was $3.2 million, $3.6 million and $6.2 million for the years ended December 31, 1993, 1992 and 1991, respectively. The decrease in interest income in 1993 and 1992 was primarily due to a decrease in interest rates which in 1992 was combined with a $20.7 million decrease in cash and cash investments and short-term investments. Interest expense was $.7 million, $.9 million and $2.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. The decrease in 1993 as compared to 1992 is due to a decrease in capital lease borrowings and other debt obligations. The decrease of $1.8 million in 1992 as compared to 1991 was due to the repayment of $18.5 million in notes payable to banks in 1991. In addition, the Company incurred approximately $1.7 million of merger costs in the fourth quarter of 1991 related to the merger of the Company and Valid.

Provision for Income Taxes

         Through December 31, 1992, the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 96. Effective January 1, 1993, the Company retroactively adopted SFAS No. 109, "Accounting for Income Taxes." This pronouncement requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to (a) deductible temporary differences between the financial statement and income tax basis of assets and (b) liabilities and tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The adoption of this accounting pronouncement did not have a material impact on amounts reported in prior years' financial statements.

         As of December 31, 1993 the Company had gross deferred tax assets of approximately $67.0 million against which the Company has recorded a valuation allowance of $54.6 million, resulting in a net deferred tax asset of $12.4 million. A significant portion of the net operating loss and credit carryforwards which created the deferred tax asset were generated by Valid prior to its merger with the Company and by restructure charges recorded as a result of the merger. Management has determined, based on the Company's history of prior operating earnings and its expectations for future years, that the recorded net deferred tax asset is realizable. However, no assurances can be given that sufficient taxable income will be generated in future years for the utilization of the net deferred tax asset.

         The Company's tax provision for 1993 was zero as a result of the operating loss in 1993 and the recording of the benefit of certain foreign withholding and income taxes.

             In 1992 the Company's effective tax rate was 19%. This rate reflects the utilization of foreign tax credits, Valid's net operating losses and temporary items generated in prior years but benefited currently.

             The Company provided for income taxes in 1991 even though the Company reflected a pretax loss. This provision was primarily attributable to restructuring costs and foreign tax credits that the Company was not fully able to benefit for financial statement purposes.

Net Income (Loss) From Continuing Operations

             The net loss from continuing operations for 1993 was $.6 million as compared with net income of $55.1 million in 1992 and net loss of $17.1 million in 1991. The net loss from continuing operations in 1993 was due to a decrease in product revenue and $13.5 million recorded for restructuring costs. The net income in 1992 compared to the net loss in 1991 was partially due to increased revenue in 1992. Net income from continuing operations was also favorably impacted by the post-merger restructure and efficiencies, including the reduction of personnel and other duplicate costs in 1992 related
to the merger with Valid.   The fourth quarter of 1991 also included $49.9
million of restructuring costs and $1.7 million of merger costs associated with the merger of the Company and Valid.

Discontinued Operations

             As previously discussed, the Company sold its ASI division in December 1993 and restated the financial information of prior periods to report discontinued operations of ASI as a separate line item in the consolidated statements of income. The discontinued operations resulted in a loss of $12.2 million, income of $.3 million and a loss of $5.3 million for the years ended December 31, 1993, 1992 and 1991, respectively. The loss for 1993 includes $6.0 million recorded as a loss on disposal, which represents the loss on the sale of the net assets as well as amounts accrued for estimated costs to be incurred in connection with the disposal. In addition, the 1993 loss includes $6.2 million for ASI's operating loss.

Quarterly Results of Operations

             The following table sets forth selected unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company's revenues are not generally seasonal in nature, the Company from time to time has experienced decreases in first quarter revenue versus the preceding fourth quarter which is believed to result primarily from the capital purchase cycle of the Company's customers.

             The Company's operating expenses are partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's net income may be impacted significantly by lower revenue. In addition, the Company's results of operations for a particular quarter or quarters could be materially adversely affected by the ultimate resolution of the disputes and litigation matters discussed in Note 9 of Notes to Consolidated Financial Statements.

             The Company's revenue decreased in each quarter in 1993 as compared to the same quarter in the prior year. This decrease was due to weak economic conditions and reduced demand for the Company's products as well as a shift in the Company's system product strategy. In addition, the first quarter of 1993 included approximately $13.5 million of restructuring costs related to the Company's planned restructure.

(In thousands, except
  per share data)
                                             1993                                     1992
                          ----------------------------------------     ----------------------------------------
                             4th         3rd       2nd       1st         4th         3rd        2nd      1st
                          ---------   --------  --------   --------   ---------- ----------   -------   -------
Total revenue             $106,076    $97,616   $88,814    $76,117      $116,918   $102,436  $101,416   $97,954
Costs and expenses          93,838     91,598    87,211     98,191        93,953     88,032    86,275    85,007
Net income (loss) from
   continuing operations     8,249      5,073     1,909    (15,838)       20,089     12,307    12,384   10,327
Income (loss) from
   discontinued operations  (9,286)    (1,331)   (1,077)      (478)        (101)        408       564     (618)

Net income (loss)         $ (1,037)  $  3,742    $  832  $ (16,316)     $ 19,988   $ 12,715  $ 12,948 $  9,709
                           ========   =======     =====   =========       ======    =======   =======  =======
Net income (loss)
  per share from
  continuing operations        $.18      $.11      $.04      $(.36)         $.44       $.27      $.27      $.22
                               ====      ====      ====      ======         ====       ====      ====      ====


Weighted average
  common and common
  equivalent shares
  outstanding               46,565     45,016    43,011     44,136       45,798      45,629    45,785   45,574
                            ======     ======    ======     ======       ======      ======    ======   ======

The amounts in the table above reflect the results of the Company restated to reflect the sale of ASI in the fourth quarter of 1993 and reclassification of its operations to discontinued operations.

The following table represents quarterly information as previously reported for the Company.

(In thousands, except
  per share data)
                                                  1993                                    1992
                                     -------------------------------     --------------------------------------
                                        3rd       2nd          1st        4th         3rd       2nd      1st
                                     --------   -------     --------     --------   -------  --------  -------
Total revenue                        $100,464   $91,697     $79,339     $120,817   $106,468  $105,854  $101,361
Costs and expenses                     95,758    91,150     101,886       97,920     91,665   90,153     89,027

Net income (loss)                    $  3,742    $  832   $(16,316)      $19,988  $  12,715  $ 12,948    $9,709
                                      =======     ======  =========       ======   ========   =======    ======
Net income (loss)
  per share                              $.08      $.02      $(.37)         $.44       $.28      $.28     $.21
                                         ====      ====      ======         ====       ====      ====     ====


Weighted average
  common and common
  equivalent shares
  outstanding                         45,016     43,011     44,136      45,798       45,629   45,785   45,574
                                      ======     ======     ======      ======       ======   ======   ======

Inflation
             To date, the Company's operations have not been impacted significantly by inflation.

Liquidity and Capital Resources

             The Company raised approximately $10.8 million, $13.8 million and $14.9 million through the sale of common stock pursuant to employee benefit plans in 1993, 1992 and 1991, respectively. The Company purchased $52.2 million of treasury stock and repurchased $10.8 million and $1.8 million of common stock for the years ended December 31, 1993, 1992 and 1991, respectively. In addition, the Company realized approximately $90.7 million, $40.4 million and $74.7 million in cash provided by operations in 1993, 1992 and 1991, respectively. The Company's principal investing activities consist of the purchase of property, plant and equipment and the capitalization of software development costs, which in total were $34.5 million, $45.7 million and $44.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. In addition, the other major component of investing activities is the change in short-term investments.

             Working capital at December 31, 1993 was $105.0 million compared with $153.3 million at December 31, 1992 and $119.0 million at December 31, 1991. The decrease in 1993 as compared to 1992 was primarily due to a decrease of $30.9 million in accounts receivable primarily due to lower revenue, a $12.8 million increase in deferred revenue and a $7.3 million increase in accrued
liabilities related to restructuring accruals recorded in 1993.   The increase
in 1992 as compared with 1991 was primarily due to a $17.0 million increase in accounts receivable due to higher revenue, a $21.4 million decrease in accrued liabilities related to restructuring accruals recorded in 1991 associated with the Company's merger with Valid and an $11.9 million decrease in deferred revenue. These increases were offset by a decrease of $20.7 million in cash and cash investments and short-term investments.

             Long-term obligations decreased $1.7 million in 1993 as compared to 1992 due to a decrease in capital lease borrowings and increased $1.9 million in 1992 as compared to 1991 due to an increase in capital lease borrowings and other debt obligations. At December 31, 1993 the Company had available $15.0 million under equipment lease lines for future capital expenditures and $17.5 million under two bank lines, which had not been drawn upon at December 31, 1993 (see Notes 7 and 8 of Notes to Consolidated Financial Statements for further discussion).

             Anticipated cash requirements in 1994 are payments related to the purchase of treasury stock, contemplated additions of capital equipment and restructure costs accrued at December 31, 1993. Prior to 1993, the Company authorized the repurchase of up to 2.8 million shares of common stock in the open market over the next several years to satisfy its estimated requirements for shares to be issued under its employee stock option and stock purchase plans. In April 1993 the Company authorized the repurchase of an additional
4.0 million shares of common stock from time to time in the open market. In total, as of December 31, 1993, approximately 5.5 million shares had been repurchased. In addition, in February 1994 the Company authorized the repurchase of an additional 2.9 million shares. In March 1994 the Company acquired all third-party interests in two real estate partnerships in which it is a 46.5% and 80% limited partner for approximately $9 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company leases buildings from one of the limited partnerships and the second limited partnership owns unencumbered land adjacent to the leased property (see
Note 3 of Notes to Consolidated Financial Statements). The Company expects it will refinance the construction loan with permanent financing when it comes due in June 1994, although it may elect to pay off the construction loan with its cash reserves. The Company anticipates that current cash balances, cash flow from operations and unused balances on capital lease lines and lines of credit will be sufficient to meet its working capital and capital expenditure requirements for at least the next year.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not required pursuant to Instruction 1 to Item 304 of Regulation
S-K.


PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 17, 1994. The information required by this Item as to executive officers is included in
Part I under "Executive Officers of the Registrant."

            Pursuant to Item 405 of Regulation S-K, the Company has reviewed all Forms 3, 4 and 5 required to be filed with respect to 1993 and has determined that there are no delinquencies in filing reports required by
Section 16(a) of the Exchange Act for 1993 or prior years at the time of the filing of this Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

            The information required by Item 11 is incorporated by reference from the Company's Proxy Statement for its annual stockholders' meeting to be held May 17, 1994.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by Item 12 is incorporated by reference from the Company's Proxy Statement for its annual stockholders' meeting to be held May 17, 1994.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 13 is incorporated by reference from the Company's Proxy Statement for its annual stockholders' meeting to be held May 17, 1994.


PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
_
PAGE

(a)1.       Financial Statements

            o     Report of Independent Public Accountants.....................       29
            o     Independent Auditor's Report....................................    30
            o     Consolidated Financial Statements:
                  o     Balance Sheets as of December 31, 1993 and 1992...........    31
                  o     Statements of Income for the years ended
                          December 31, 1993, 1992 and 1991....................        32
                  o     Statements of Stockholders' Equity for the
                           years ended December 31, 1993, 1992 and 1991....           33
                  o     Statements of Cash Flows for the years ended
                          December 31, 1993, 1992 and 1991....................        34
                  o     Notes to Consolidated Financial Statements.............       35


(a)2.       Financial Statement Schedules

            VIII  Valuation and Qualifying Accounts and Reserves..............        50

            IX    Short-Term Borrowings . . . . . . . . . . . . . . . . . . .         51

            X     Supplementary Income Statement Information.................         52

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)3.       Exhibits

            The following exhibits are filed herewith:

EXHIBIT
NUMBER                  EXHIBIT TITLE


3.01          (a) The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on
              April 8, 1987 (incorporated by reference to Exhibit 3.01 to Registrant's Form S-1 Registration Statement (No. 33-
              13845) originally filed on April 29, 1987 (the "1987 Form S-1")).

              (b) The Registrant's Certificate of Retirement of Stock as filed with the Secretary of State of the State of
              Delaware on September 28, 1987 (incorporated by reference to Exhibit 3.01(b) to Registrant's Form S-4 Registration
              Statement (No. 33-20724) originally filed on February 25, 1988).

              (c) The Registrant's Certificate of Ownership and Merger as filed with the Secretary of State of the State of
              Delaware on June 1, 1988 (incorporated by reference to Exhibit 3.02(c) to the Registrant's Form S-1 Registration
              Statement (No. 33-23107) originally filed on July 18, 1988 (the "1988 Form S-1")).

              (d) The Registrant's Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the
              Secretary of State of the State of Delaware on June 8, 1989 (incorporated by reference to Exhibit 3A to the
              Registrant's Form 8-K originally filed on June 12, 1989).

              (e) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 26, 1991 (incorporated by reference to Exhibit 3.01(e) to the Registrant's Form S-4
              Registration Statement (No. 33-43400) originally filed on October 7, 1991 (the "1991 Form S-4")).

              (f) The Registrant's Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (incorporated by reference to Exhibit 3.01(f) from the
              Registrant's Form 10-K for the fiscal year ended December 31, 1991).

3.02          The Registrant's Bylaws, as currently in effect (incorporated by reference to Exhibit 3.02 to the 1987 Form S-1).

4.01          Specimen Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4.01 to the 1991 Form S-
              4).

4.02          Amended and Restated Rights Agreement, dated as of June 19, 1988, between the Registrant and Bank of America N.T. &
              S.A., as Rights Agent, which includes as exhibits thereto the form of Right Certificate and the Summary of Rights to
              Purchase Common Shares (incorporated by reference to Exhibit 4a to the Registrant's Form 8 filed on June 20, 1989).

EXHIBIT
NUMBER                  EXHIBIT TITLE


4.03          Assumption of Obligations under Amended and Restated Rights Agreement between the registrant and Harris Trust
              Company of California (incorporated by reference to Exhibit 10.34 to the Registrant's 1991 Form S-4).

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

10.04         The Registrant's 1993 Directors Stock Option Plan including the Stock Option Grant. *

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

10.07         The Registrant's Key Contributor Bonus Plan for 1993 (incorporated by reference to Exhibit 10.08 of the 1992 Form
              10-K).*

10.08         The Registrant's Senior Executive Bonus Plan for 1994.*

10.09         The Registrant's Key Contributor Bonus Plan for 1994.*

10.10         The Registrant's Cash or Deferred Profit Sharing Plan, as currently in effect (certain amendments are attached; the
              Plan itself is incorporated by reference to Exhibit 10.12 Registrant's Form S-4 Registration Statement (No. 33-
              31673), originally filed on October 18, 1989 (the "1989 Form S-4")).*

10.11         Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates, a California limited partnership, ("ROPA") and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San
              Jose, California (incorporated by reference to Exhibit 10.14 Registrant's Form 10-K for the fiscal year ended
              December 31, 1990) (the "1990 Form 10-K")).

EXHIBIT
NUMBER                  EXHIBIT TITLE


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

10.14         Lease dated September  3, 1985 by and among the Richard T. Peery and John Arrillaga Seperate Property Trusts ("P/A
              Trusts") and Valid Logic Systems Incorporated ("Valid") (which merged into the Registrant) for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California (incorporated by reference to Exhibit 10.16 to the Form 10-
              K for Valid for the fiscal year ended December 30, 1990 (the "1990 Valid Form 10-K")).

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

10.22         Modification to Employment Agreement with Mr. Hajjar (incorporated by reference to Exhibit 10.03 to the 1991 Form S-
              4). *

10.23         Amendment to Employment Agreement with Mr. Hajjar dated December 16, 1992 (incorporated by reference to Exhibit
              10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992). *

10.24           Offer letter to H. Raymond Bingham dated May 12, 1993. *

10.25           Offer letter to M. Robert Leach dated May 17, 1993. *

10.26         Letter agreement dated March 9, 1994 by and among C.T. Properties, Inc.("General Partner"), Registrant, Montague
              Investors, L.P. ("Montague") and David M. Thede ("Thede") whereby Registrant acquired all of Thede's ownership interests in the C.T. Montague I, L.P. and C.T. Montague II, L.P. limited partnerships and the General Partner and all of Montague's interests in C.T. Montague I, L.P..

21.01         Subsidiaries of the Registrant

23.01         Consent of Arthur Andersen & Co.

23.02         Consent of Deloitte & Touche

*             A Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)           Reports on Form 8-K
              None

(c)           Exhibits

              The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14.(a)3. above.

(d)           Financial Statement Schedules

             See Item 14.(a)2. of this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Valid Logic Systems Incorporated, a company acquired during 1991 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Cadence Design Systems, Inc. and reflect total revenues of 40 percent of the consolidated total for the year ended December 31, 1991. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Valid Logic Systems Incorporated, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14. (a) 2. are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                    /s/  Arthur Andersen & Co.
San Jose, California                                     Arthur Andersen & Co.
January 26, 1994

INDEPENDENT AUDITORS' REPORT



Cadence Design Systems, Inc.
San Jose, California

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Valid Logic Systems Incorporated (a wholly- owned subsidiary of Cadence Design Systems, Inc.) and subsidiaries for the year ended December 31, 1991. These financial statements (which are not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Valid Logic Systems Incorporated and subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles.




/s/  Deloitte & Touche
DELOITTE & TOUCHE

San Jose, California
January 27, 1992

                          CADENCE DESIGN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                 1993               1992
                                                                                 ----               ----
CURRENT ASSETS:
      Cash and cash investments   . . . . . . . . . . . . . . . . . . . .      $ 61,382            $78,976
      Short-term investments .  . . . . . . . . . . . . . . . . . . . . .        31,423             10,943
      Accounts receivable, less allowance of $3,471 in
         1993 and $3,154 in 1992 for doubtful accounts  . . . . . . . . .       101,890            132,832
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,744              6,062
      Prepaid expenses and other    . . . . . . . . . . . . . . . . . . .        18,036             18,638
                                                                               --------           --------
               Total current assets . . . . . . . . . . . . . . . . . . .       218,475            247,451
                                                                               --------           --------

PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . .        61,477             63,460
SOFTWARE DEVELOPMENT COSTS, net . . . . . . . . . . . . . . . . . . . . .        31,265             30,618
PURCHASED SOFTWARE AND INTANGIBLES, net . . . . . . . . . . . . . . . . .        12,787              7,343
OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,297             18,371
                                                                               --------           --------
                 Total assets . . . . . . . . . . . . . . . . . . . . . .      $339,301           $367,243
                                                                               ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term obligations  . . . . . . . . . . . . .     $   3,962         $    5,355
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        13,513             17,998
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .        51,352             44,080
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .         6,541              1,377
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .     - - - - -                 20
      Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . .        38,111             25,355
                                                                               --------            -------
               Total current liabilities  . . . . . . . . . . . . . . . .       113,479             94,185
                                                                              ---------            -------
LONG-TERM LIABILITIES:
      Long-term obligations   . . . . . . . . . . . . . . . . . . . . . .         4,001              5,722
      Lease liabilities   . . . . . . . . . . . . . . . . . . . . . . . .        10,722             10,119
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .         2,243              7,123
      Other noncurrent liabilities.   . . . . . . . . . . . . . . . . . .         2,734                946
                                                                                -------            -------
               Total long-term liabilities  . . . . . . . . . . . . . . .        19,700             23,910
                                                                                 ------             ------

COMMITMENTS AND CONTINGENCIES (NOTE 9)  . . . . . . . . . . . . . . . . .

STOCKHOLDERS' EQUITY:
      Common stock - - $.01 par value; authorized 150,000,000 shares
           Issued: 46,038,646 shares for 1993 and 43,910,394 shares for 1992
         Outstanding: 41,181,446 shares for 1993 and 43,910,394 shares
               for 1992 . . . . . . . . . . . . . . . . . . . . . . . . .           460                439
      Additional paid-in capital    . . . . . . . . . . . . . . . . . . .       250,501            227,972
      Treasury stock, at cost (4,857,200 shares for 1993)   . . . . . . .       (52,178)         - - - - -
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .         8,527             21,306
      Accumulated translation adjustment  . . . . . . . . . . . . . . . .       (1,188)               (569)
                                                                           ------------          ----------
               Total stockholders' equity . . . . . . . . . . . . . . . .       206,122            249,148
                                                                              ---------          ---------
                 Total liabilities and stockholders' equity . . . . . . .      $339,301           $367,243
                                                                               ========           ========

      The accompanying notes are an integral part of these balance sheets.

                          CADENCE DESIGN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        1993          1992           1991
                                                                        ----          ----           ----
REVENUE:
      Product   . . . . . . . . . . . . . . . . . . . . . .            $241,011      $315,024       $292,126
      Maintenance   . . . . . . . . . . . . . . . . . . . .             127,612       103,700         87,350
                                                                       --------      --------      ---------
               Total revenue  . . . . . . . . . . . . . . .             368,623       418,724        379,476
                                                                       --------      --------       --------

COST OF REVENUE:
      Product   . . . . . . . . . . . . . . . . . . . . . .              73,594        76,104         64,374
      Maintenance   . . . . . . . . . . . . . . . . . . . .              15,757        17,850         23,208
                                                                        -------      --------       --------
               Total cost of revenue  . . . . . . . . . . .              89,351        93,954         87,582
                                                                        -------      --------         ------

GROSS MARGIN    . . . . . . . . . . . . . . . . . . . . . .             279,272       324,770        291,894
                                                                       --------      --------        -------

OPERATING EXPENSES:
      Marketing and sales   . . . . . . . . . . . . . . . .             160,212       159,009        147,180
      Research and development  . . . . . . . . . . . . . .              69,088        66,432         68,157
      General and administrative  . . . . . . . . . . . . .              38,737        33,872         36,065
      Restructuring costs   . . . . . . . . . . . . . . . .              13,450        ------         49,901
                                                                      ---------      --------        -------
               Total operating expenses . . . . . . . . . .             281,487       259,313        301,303
                                                                      ---------      --------        -------

INCOME (LOSS) FROM CONTINUING OPERATIONS  . . . . . . . . .              (2,215)       65,457         (9,409)
                                                                     -----------     --------        --------

OTHER INCOME (EXPENSE):
      Interest income   . . . . . . . . . . . . . . . . . .               3,159         3,586          6,151
      Interest expense  . . . . . . . . . . . . . . . . . .                (723)         (853)        (2,641)
      Merger costs  . . . . . . . . . . . . . . . . . . . .             -------      --------         (1,660)
      Other, net  . . . . . . . . . . . . . . . . . . . . .                (828)          (97)           691
                                                                      ---------      --------      ---------
               Total other income   . . . . . . . . . . . .               1,608         2,636          2,541
                                                                      ---------      --------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES   . . . . . . . . . . . . . . . . .                (607)       68,093         (6,868)
PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . .            --------        12,986         10,200
                                                                      ---------      --------      ---------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS  . . . . . . .                (607)       55,107        (17,068)
                                                                      ---------      --------      ---------
DISCONTINUED OPERATIONS (NOTE 2):
   INCOME (LOSS) FROM OPERATIONS  . . . . . . . . . . . . .              (6,200)          253         (5,335)
    LOSS ON DISPOSAL  . . . . . . . . . . . . . . . . . . .              (5,972)     --------       --------
                                                                       --------      --------     ----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . . . . .             (12,172)          253         (5,335)
                                                                       ---------     --------     ----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .             (12,779)       55,360        (22,403)

SERIES A-1 PREFERRED STOCK DIVIDEND . . . . . . . . . . . .             --------          559          1,344
                                                                      ----------     --------      ---------

NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS   . . . . . . . . . . . . . . . . .           $ (12,779)     $ 54,801       $ (23,747)
                                                                      =========      ========      ==========

NET INCOME (LOSS) PER SHARE:
    From continuing operations  . . . . . . . . . . . . . .           $    (.02)     $   1.19      $    (.44)

    From discontinued operations  . . . . . . . . . . . . .                (.28)          .01           (.13)
                                                                      ---------      --------     ----------
               Net income (loss) per share  . . . . . . . .           $    (.30)     $   1.20     $    (.57)
                                                                      =========      ========     ==========

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES
    OUTSTANDING   . . . . . . . . . . . . . . . . . . . . .              43,060        45,689        41,355
                                                                       ========      ========     =========

   The accompanying notes are an integral part of these financial statements

                          CADENCE DESIGN SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)


                                                                                                  Retaomed
                                                          Additional                              Earnings   Accumulated
                                             Common Stock   Paid-In     Treasury Stock         (Accumulated  Translation
                                            Shares  Amount  Capital  Shares        Amount         Deficit)    Adjustment   Total
                                            ------  ------  -------  ------        ------        ----------   ----------   -----

BALANCE, DECEMBER 31, 1990                 40,271    $403   $199,614   - - - - -    $ - - - - -    $(9,748)    $5,368     $195,637
  Repurchase of common stock                  (80)     (1)    (1,824)  - - - - -      - - - - -    - - - -     - - - -      (1,825)
  Issuance of common stock to employees     1,806      18     14,839   - - - - -      - - - - -    - - - -     - - - -      14,857
  Payment of stock notes receivable        - - - -   - - -       130   - - - - -      - - - - -    - - - -     - - - -         130
  Exchange of warrant for common stock        199       2         (2)  - - - - -      - - - - -    - - - -     - - - -    - - - - -
  Tax benefits from employee
    stock transactions                     - - - -   - - -       477   - - - - -      - - - - -    - - - -     - - - -         477
  Series A-1 preferred stock dividends     - - - -   - - -   - - - -   - - - - -      - - - - -     (1,344)    - - - -      (1,344)
  Translation adjustment                   - - - -   - - -   - - - -   - - - - -      - - - - -    - - - -       (356)        (356)
  Net loss                                 - - - -   - - -   - - - -   - - - - -      - - - - -    (22,403)    - - - -     (22,403)
                                           -------   -----   --------  ---------      ---------    ---------   -------    ---------
BALANCE, DECEMBER 31, 1991                 42,196     422    213,234   - - - - -      - - - - -    (33,495)     5,012      185,173
  Repurchase of common stock                 (557)     (6)   (10,792)  - - - - -      - - - - -    - - - -     - - - -     (10,798)
  Issuance of common stock to employees     1,410      15     13,801   - - - - -      - - - - -    - - - -     - - - -      13,816
  Conversion of preferred stock               861       8     10,989   - - - - -      - - - - -    - - - -     - - - -      10,997
  Payment of stock notes receivable        - - - -   - - -         1   - - - - -      - - - - -    - - - -     - - - -           1
  Tax benefits from employee
    stock transactions                     - - - -   - - -       739   - - - - -      - - - - -    - - - -     - - - -         739
  Series A-1 preferred stock dividends     - - - -   - - -   - - - -   - - - - -      - - - - -       (559)    - - - -        (559)
  Translation adjustment                   - - - -   - - -   - - - -   - - - - -      - - - - -    - - - -     (5,581)      (5,581)
  Net income                               - - - -   - - -   - - - -   - - - - -      - - - - -     55,360     - - - -      55,360
                                           -------   -----   --------  ---------      ---------    ---------   -------    ---------
BALANCE, DECEMBER 31, 1992                 43,910     439    227,972   - - - - -      - - - - -     21,306       (569)     249,148
  Purchase of treasury stock               - - - -   - - -   - - - -      (4,857)       (52,178)   - - - -     - - - -     (52,178)
  Issuance of common stock to employees     1,079      11     10,794   - - - - -      - - - - -    - - - -     - - - -      10,805
  Tax benefits from employee stock
    transactions                           - - - -   - - -       842   - - - - -      - - - - -    - - - -     - - - -         842
  Common stock issued in connection
    with Comdisco acquisition               1,050      10      9,046   - - - - -      - - - - -    - - - -     - - - -       9,056
  Issuance of warrant in connection with
     Comdisco acquisition                  - - - -   - - -     1,847   - - - - -      - - - - -    - - - -     - - - -       1,847
  Translation adjustment                   - - - -   - - -   - - - -   - - - - -      - - - - -    - - - -       (619)        (619)
  Net loss                                 - - - -   - - -   - - - -   - - - - -      - - - - -    (12,779)    - - - -     (12,779)
                                          -------   -----   --------   ---------      ---------    ---------   -------    ---------
  BALANCE, DECEMBER 31, 1993               46,039    $460   $250,501      (4,857)      $(52,178)    $8,527    $(1,188)    $206,122
                                          =======   =====  =========   =========      =========   ==========  ========    =========

  The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                       1993             1992             1991
                                                                                       ----             ----             ----
CASH AND CASH INVESTMENTS AT
    BEGINNING OF YEAR......................................................            $ 78,976          $ 87,681       $ 71,058
                                                                                       --------          --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)......................................................             (12,779)           55,360        (22,403)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization.....................................              43,966            36,424         38,884
         Lease liabilities.................................................              (2,970)           (3,245)            35
         Deferred income taxes, noncurrent.................................              (4,834)             (352)          (913)
         Write down and reserve of assets related to restructure...........               3,500         - - - - -      - - - - -

         Other noncurrent liabilities......................................               4,826               396           (628)
         Accruals for severance and facilities restructure costs...........               7,210         - - - - -          30,566

         Write-offs of equipment and other assets..........................                 400             1,516           2,334

         Write-offs of capitalized software development costs and
           purchased software and intangibles..............................               2,740             2,794          10,896
         Provisions for doubtful accounts..................................               2,648             1,087             936
         Provisions for inventory write-offs...............................                 381             1,006             363
         Changes in current assets and liabilities, net of acquisition of Comdisco and Japan distributorship---
         (Increase) decrease in accounts receivable........................              28,724           (14,342)         (2,766)
         (Increase) decrease in inventories................................                 (32)             (579)            892
         (Increase) decrease in prepaid expenses and other.................              (3,668)           (6,516)          4,067

         Increase (decrease) in accrued liabilities and payables...........               9,238           (20,581)            918

         Increase (decrease) in deferred revenue...........................              11,134           (12,637)         11,812
         Increase (decrease) in deferred income taxes......................                 253                20            (252)
                                                                                       --------          --------        --------
      Net cash provided by operating activities............................              90,737            40,351          74,741
                                                                                       --------          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments..........................             (20,480)           11,973           6,890
    Purchase of property, plant and equipment .............................             (19,274)          (30,958)        (28,388)

    Capitalization of software development costs...........................             (15,207)          (14,741)        (16,188)

    Increase in purchased software and intangibles
      and other assets.....................................................              (4,228)           (2,409)         (2,994)
    Proceeds from sale of equipment........................................                 774         - - - - -           1,704
    Cash acquired from purchase of distributorship, net of cash paid.......           - - - - -             1,523       - - - - -
                                                                                       --------          --------        --------
      Net cash used for investing activities...............................             (58,415)          (34,612)        (38,976)
                                                                                       --------          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term obligations............................              (8,117)          (13,512)        (52,142)

    Proceeds from borrowings...............................................           - - - - -         - - - - -          24,099
    Sales of common stock, net of notes receivable from stockholders.......              10,805            13,816          14,857
    Payment of stock notes receivable......................................           - - - - -                 1             130
    Repurchase of common stock.............................................             (52,178)          (10,798)         (1,825)
    Payment of dividend on preferred stock.................................           - - - - -              (559)         (2,300)
                                                                                       --------          --------        --------
      Net cash used for financing activities...............................             (49,490)          (11,052)        (17,181)
                                                                                       --------          --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................                (426)           (3,392)         (1,961)
                                                                                       --------          --------        --------
INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS...........................             (17,594)           (8,705)         16,623
                                                                                       --------          --------        --------
CASH AND CASH INVESTMENTS AT END OF YEAR...................................            $ 61,382          $ 78,976        $ 87,681
                                                                                       ========          ========        ========

   The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

1.    ORGANIZATION OF THE COMPANY

             Cadence Design Systems, Inc. (the "Company") develops, markets and supports computer-aided design software products that automate, enhance and accelerate the design, verification and testing of integrated circuits and complex electronic circuits and systems.

             In December 1991 the Company acquired all of the outstanding common and preferred stock of Valid Logic Systems Incorporated ("Valid") in exchange for approximately 10,816,000 shares of the Company's common stock and 86,133 shares of the Company's preferred stock. Valid was involved in the design, development, marketing and support of electronic design automation software products primarily used to design electronic systems and printed circuit boards ("PCBs"). In connection with the merger, each share of Valid common and preferred stock was converted into .323 shares of the Company's common and preferred stock, respectively. The Company also issued approximately 199,000 shares of common stock in exchange for an outstanding warrant to purchase common stock of Valid. The Company also assumed Valid's outstanding stock options and all other outstanding warrants. Each such option and warrant to purchase one share of Valid common stock was converted into an option and warrant, respectively, to purchase .323 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the financial statements for periods prior to the merger have been restated to include the results of Valid.

             In June 1993 the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc. in exchange for 1,050,000 shares of the Company's common stock and a warrant to purchase 1,300,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the results of Comdisco from the date of acquisition forward have been recorded in the Company's consolidated financial statements. Comparative pro forma financial information has not been presented as the results of operations for Comdisco are not material to the Company's consolidated financial statements for 1993, 1992 and 1991. The acquisition costs of $10,903,000 include amounts paid for the net tangible assets of Comdisco and purchased software and other intangibles.

2.    DISCONTINUED OPERATIONS

             In December 1993 the Company sold its Automated Systems ("ASI") division. ASI was sold for a nominal amount of cash and future royalties amounting to 5% of gross revenues of ASI for the period from January 1, 1994 through December 31, 2003, up to maximum royalties of $12,000,000. The royalties will be recorded in future periods as earned. The sale of ASI resulted in a loss on disposal of $6.0 million (the income tax effect of which was not material). This loss includes the loss on the sale of the net assets, as well as amounts accrued for estimated costs to be incurred in connection with the disposal. As of December 31, 1993, the Company has recorded $1.4 million in accrued liabilities and $2.0 million in other noncurrent liabilities for liabilities associated with the discontinued division. The operating results of the discontinued division have been reported as discontinued operations in the consolidated statements of income for all years presented. The prior year balance sheet has also been adjusted to reflect the net current assets of ASI as of December 31, 1992 of $4.8 million as a single line item in other current assets and to reflect the net noncurrent assets of $3.0 million as a single line item in other assets. There were no remaining assets related to ASI on the Company's balance sheet as of December 31, 1993. Revenue of the discontinued division was $11,165,000, $15,776,000 and $12,079,000 for the
years ending December 31, 1993, 1992 and 1991, respectively.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             CONSOLIDATION

             The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The ownership interest of minority participants in subsidiaries that are not wholly owned was approximately $725,000 and $946,000 at December 31, 1993 and 1992, respectively, and is included in other noncurrent liabilities in the accompanying balance sheets. Minority interest income was approximately $134,000 and $196,000 and minority interest expense was $268,000 for the years ended December 31, 1993, 1992 and 1991, respectively, and is included in other income and expense in the accompanying statements of income.

             PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is stated at cost. Depreciation and amortization are provided over the following estimated useful lives, by the straight-line method.

             Equipment                                 2-7 years
             Furniture and fixtures                    5 years
             Leasehold improvements                    Shorter of the lease term or the estimated useful life

             CASH AND CASH INVESTMENTS

             For purposes of the statements of cash flows, the Company considers all commercial paper, medium-term notes, bankers' acceptances, certificates of deposit, municipal bonds, Euro certificates of deposit and money market accounts with an original maturity of ninety days or less to be cash and cash investments.


             SHORT-TERM INVESTMENTS

             Short-term investments are stated at cost, which approximates market value, and consist principally of Euro certificates of deposit, medium-term notes, money market accounts, commercial paper, bankers' acceptances and certificates of deposit with an original maturity of greater than ninety days that the Company intends to sell within one year.

             INVENTORIES

             Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories include testing equipment and accelerators.

             Inventories consisted of the following (in thousands):

                                                                             December 31,
                                                                    -----------------------------
                                                                       1993                 1992
                                                                       ----                 ----
      Raw materials and supplies                                     $2,240                 $1,642
      Work-in-progress                                                2,214                  2,527
      Finished goods                                                  1,290                  1,893
                                                                      ------                ------
      Total inventories                                               $5,744                $6,062
                                                                      ======                ======

             REAL ESTATE PARTNERSHIPS

             During 1989 and 1991 the Company acquired a 49% and 46.5% interest as a limited partner in two real estate partnerships and signed agreements to lease buildings from the limited partnerships. Both of the above commitments are included in future operating lease commitments in Note 7. The investment in these partnerships of approximately $5.2 million at December 31, 1993 and 1992 is included in other assets in the accompanying balance sheets. The Company accounts for these investments under the equity method of accounting. During June 1991 the Company acquired an 80% interest in a third real estate partnership which has purchased land for future expansion. This partnership is consolidated in the accompanying financial statements.

             REVENUE RECOGNITION

             Product revenue consists principally of revenue earned under software license agreements. Revenue earned under license agreements to end users is generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer and there are no significant obligations remaining. Design services revenue and test equipment revenue are recognized upon delivery of the final design or
shipment of the test equipment.   Nonrefundable revenue earned under guaranteed
revenue commitments from products relicensed through OEMs, system integrators and software value-added relicensors is recognized at the latter of the beginning of the commitment period or shipment of the initial product master. Additional revenue under these agreements is recognized at the time such amounts are reported to the Company.

             Maintenance revenue consists of fees for providing system updates, user documentation and technical support for software products. Maintenance revenue is recognized ratably over the term of the agreement.

             In 1993, 1992 and 1991 one customer (a distributor) accounted for 13%, 14% and 13% of total revenue, respectively.

             SOFTWARE DEVELOPMENT COSTS

             The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Software development costs capitalized were $15,207,000, $14,741,000 and $16,188,000 for the years ended December 31, 1993, 1992 and
1991, respectively.

             Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on a straight-line basis over the remaining estimated economic life of the product (three to five years). Amortization, which is included in cost of revenue in the accompanying statements of income, amounted to $13,065,000, $11,043,000 and $11,904,000 for the years ended December 31, 1993, 1992 and
1991, respectively. The Company wrote off $1,495,000 of capitalized software in 1993 for projects discontinued during the year. In connection with the merger with Valid, the Company also wrote off $2,794,000 and $10,896,000 of capitalized software in 1992 and 1991, respectively, due to an overlap of products.

             PURCHASED SOFTWARE AND INTANGIBLES

             Purchased software and intangibles are stated at cost less accumulated amortization. Amortization is generally computed on a straight-line basis over the remaining estimated economic life of the underlying product (two to seven years). The cost and related accumulated amortization of purchased software and intangibles were as follows (in thousands):

                                                                             December 31,
                                                                    ------------------------------
                                                                           1993             1992
                                                                           ----             ----
      Cost                                                              $24,587            $16,557
      Less: Accumulated amortization                                     11,800              9,214
                                                                       --------         ----------
      Net purchased software and intangibles                           $ 12,787           $  7,343
                                                                       ========           ========

             INCOME TAXES

             Through December 31, 1992 the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 96, "Accounting for Income Taxes." Effective January 1, 1993 the Company retroactively adopted the provisions of SFAS No.109, "Accounting for Income Taxes." This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The adoption of this accounting pronouncement did not have a material impact on the prior years' financial statements (see Note 11).

             FOREIGN CURRENCY TRANSLATION

             As of December 31, 1991 the functional currency of certain of the Company's foreign subsidiaries was the U.S. dollar, whereas the functional currency of the former Valid subsidiaries was the local currency. During 1992, the Company made certain changes in the manner in which the subsidiaries' operations were conducted to conform more closely to the Valid business model. Accordingly, the functional currency of the U.S. dollar foreign subsidiaries was changed to the respective local currency effective for the first quarter of 1992. Gains and losses resulting from the translation of the financial statements for the subsidiaries are reported as a separate component of stockholders' equity.

             MERGER COSTS

             Total costs incurred by the Company and Valid in 1991 in connection with the merger of the two companies were $1,660,000. These costs, consisting primarily of legal, accounting and other related expenses, were charged to operations in the fourth quarter of 1991.

             NET INCOME (LOSS) PER SHARE

             Net income per share for each period is calculated by dividing net income attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the period.
Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants and the conversion of Series A-1 preferred stock. Net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares. Fully diluted net income (loss) per share is substantially the same as primary net income (loss) per share.

SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES

             Cash paid for interest and income taxes, including foreign withholding taxes, was as follows (in thousands):

                                                                                         Income
                                                                    Interest              Taxes
                                                                    --------              -----
                 Year Ended December 31,
                     1993                                             $   541             $  3,884
                     1992                                             $   803             $  9,151
                     1991                                             $ 2,837             $ 10,921


             DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

Notes payable and capital lease obligations incurred for property, plant and equipment placed into service in 1993, 1992 and 1991 were $4,441,000, $5,498,000 and $2,195,000, respectively.


             As discussed in Note 1, in June 1993 the Company acquired the business and certain assets of Comdisco in exchange for 1,050,000 shares of the Company's common stock and a warrant to purchase 1,300,000 shares of the Company's common stock. The cost in excess of net assets acquired was $6,500,000 which is being amortized over seven years and is included in purchased software and intangibles in the accompanying balance sheet. The accumulated amortization as of December 31, 1993 was approximately $436,000.
In connection with the acquisition, net assets acquired were as follows (in thousands):

             Trade accounts receivables and other current assets              $ 4,381
             Purchased software and other intangibles                           6,500
             Property, equipment and other long-term assets                     1,909
             Liabilities assumed                                               (1,887)
                                                                           -----------

                         Net assets acquired                                  $10,903
                                                                           ==========

             In March 1992 the Company acquired a distributorship in Japan, which, as its sole operation, had distributed the Company's system products.
As part of this transaction, the Company paid approximately $400,000 in cash and issued a note for $3,100,000 in exchange for stock and a consulting agreement. This acquisition was accounted for as a purchase. The cost in excess of the net assets acquired was approximately $5.2 million which is being amortized over five years and is included in other assets in the accompanying balance sheets. The accumulated amortization as of December 31, 1993 and 1992 was approximately $2,079,000 and $854,000, respectively.

             During 1992 all of the Company's outstanding Series A-1 preferred stock was converted to approximately 861,000 shares of the Company's common stock.

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

             The carrying amount of cash and cash investments and short-term investments is a reasonable estimate of fair value because of the short maturity of those instruments.

             The fair value of the Company's long-term obligations, excluding capital leases, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company's long-term debt at December 31, 1993 approximates its fair value.

             The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on those accounts that give rise to transaction gains or losses. As of December 31, 1993 the Company had entered into forward exchange contracts in the amount of $33,058,000, maturing January 31, 1994. The fair value of foreign currency contracts is estimated by obtaining quotes from banks. The market value was approximately the same as the carrying value as of December 31, 1993.

             CONCENTRATION OF CREDIT RISK

             Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash and cash investments, short-term investments and accounts receivable. The Company's investment policy limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited due to the varied customers comprising the Company's customer base and their dispersion across geographies.

             RESTRUCTURING COSTS

             In March 1993 the Company recorded restructuring costs of $13,450,000 associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge primarily reflects costs associated with excess facilities, the write-off of software development costs and purchased software and intangibles and employee terminations resulting from the change in product strategy and lower revenue levels.

             In December 1991 the Company recorded restructuring costs of $49,901,000 associated with the merger of Valid with the Company. This amount included approximately $5,530,000 for excess fixed assets and other assets, $13,385,000 for severance and payroll-related payments, $16,475,000 for closing of excess and duplicate facilities, $10,896,000 for write-offs of capitalized software due to overlap of products and $3,615,000 for other items.

             POST RETIREMENT BENEFITS

             Statement of Financial Accounting Standards No. 106, "Accounting for Post Retirement Benefits other than Pensions," which was effective for the Company in fiscal 1993, has no effect on the Company as the Company has not offered such post retirement benefits.

             INVESTMENTS IN DEBT AND EQUITY SECURITIES

             Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will be effective for the Company in fiscal 1994, is not expected to have a material impact on the Company.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of (in thousands):

                                                                             December 31,
                                                                   -------------------------------
                                                                   1993                     1992
                                                                   ----                     ----
      Equipment                                                   $ 98,675                 $109,001
      Furniture and fixtures                                        20,474                   18,471
      Land and improvements                                          8,378                    8,324
      Leasehold improvements                                        17,334                   18,697
                                                                  --------                 --------
                 Total cost                                        144,861                  154,493
      Less:  Accumulated depreciation and amortization              83,384                   91,033
                                                                  --------                  -------
      Property, plant and equipment, net                          $ 61,477                 $ 63,460
                                                                  ========                 ========

             The cost of equipment, furniture and fixtures under capital leases included in property, plant and equipment at December 31, 1993 and 1992 was $22,178,000 and $25,622,000, respectively. Accumulated amortization of the leased equipment, furniture and fixtures at such dates was $16,199,000 and $19,568,000, respectively.

5.    ACCRUED LIABILITIES

      Accrued liabilities consisted of (in thousands):

                                                                             December 31,
                                                                   -------------------------------
                                                                     1993                   1992
                                                                     ----                   ----
      Payroll and payroll-related accruals                         $27,837                 $26,076
      Accrued merger and restructuring costs                         3,669                   4,658
      Other accrued liabilities                                     19,846                  13,346
                                                                  --------                --------
      Total accrued liabilities                                    $51,352                 $44,080
                                                                   =======                 =======

             Accrued merger and restructuring costs consist principally of severance obligations and the current portion of lease obligations for closing of excess facilities.

6.    LONG-TERM OBLIGATIONS

      Long-term obligations consisted of (in thousands):

                                                                             December 31,
                                                                   -------------------------------
                                                                     1993                   1992
                                                                     ----                   ----
      Capital lease obligations (Note 7)                            $6,103                  $6,615
      Note payable related to the acquisition of
         Japan distributorship, due in annual
         installments                                                1,860                   2,480
      Other notes payable                                            -----                   1,982
                                                                    ------                  ------
                 Total                                               7,963                  11,077
      Less:  Current portion                                         3,962                   5,355
                                                                    ------                  ------
      Long-term obligations                                         $4,001                  $5,722
                                                                    ======                  ======

             At December 31, 1993 future principal payments on long-term obligations, excluding capital lease obligations, were $620,000 for each of the years ending December 31, 1994, 1995 and 1996, respectively.

7.    LEASES

             Facilities and equipment are leased under various capital and operating leases expiring on different dates through the year 2008. Certain of these leases contain renewal options. The terms of several of the facilities agreements, accounted for as operating leases, provide for the deferral of several months' rental payments or scheduled rent increases. Rental expense under these agreements is recognized on a straight-line basis. Rental expense was approximately $19,983,000, $21,287,000 and $16,798,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

             In connection with the merger with Valid and planned restructure, the Company has closed certain excess and duplicate facilities. Accordingly, the Company has accrued for estimated future minimum rent and maintenance costs related to these facilities. Total costs accrued at December 31, 1993 were $8,557,000, of which $1,193,000 is included in accrued liabilities and $7,364,000 is included in lease liabilities in the accompanying balance sheet.

             In connection with the disposition of ASI, the Company has accrued for estimated future rent on facilities not assumed by the purchaser. Total costs accrued at December 31, 1993 were $1,911,000, of which $102,000 is included in accrued liabilities and $1,809,000 is included in other noncurrent liabilities in the accompanying balance sheet.


             At December 31, 1993 future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows (in thousands):

                                                                   Capital                Operating
                                                                   Leases                   Leases
                                                                   ------                 -----------
      Years ending December 31,
         1994                                                        $3,661               $   19,451
         1995                                                         1,984                   18,421
         1996                                                           564                   17,278
         1997                                                           287                   16,516
         1998                                                           147                   14,212
         Thereafter                                                   - - -                   59,736
                                                                    -------                   ------
      Total lease payments                                            6,643               $  145,614
                                                                                          ==========

      Less:  Amount representing interest
         (average rate of 7.5%)                                         540
                                                                   --------
      Present value of lease payments                                 6,103
      Less:  Current portion                                          3,342
                                                                   --------
      Long-term portion                                              $2,761
                                                                   ========

             As of December 31, 1993 the Company had $15.0 million available for future borrowings under capital lease agreements which expire in September 1994.

8.    LINES OF CREDIT

             The Company has unsecured lines of credit with two banks allowing for combined maximum borrowings of $17,500,000 in the form of (a) domestic rate revolving loans with interest at the banks' prime lending rate, (b) Eurodollar rate loans with interest that exceeds three- quarters of one percent of the banks' current Eurodollar rate quoted for the same amount and maturity, or (c) issuances of letters of credit. There were no outstanding borrowings at December 31, 1993 or 1992 under these agreements. Certain financial covenants and restrictions are included in these agreements. As a result of its treasury stock purchase activity during 1993, the Company was not in compliance with certain covenants related to one of its lines of credit, with a borrowing amount of $10,000,000, as of December 31, 1993. The Company subsequently
obtained a waiver of the noncompliance from the bank.   These lines of credit
will expire in May 1994 and June 1994.

9.    COMMITMENTS AND CONTINGENCIES

             The Company has entered into an executive compensation agreement with one of its executive officers. This agreement provides severance benefits to the executive in the event that within 120 days before or two years after any change in control, or sale of all or substantially all assets of the Company, the executive's employment is terminated by the Company or the executive, in circumstances described in the agreement. The severance benefits are a cash payment of two times the executive's base salary, plus accelerated vesting of all outstanding stock options.

             The Company assumed as part of the ASI acquisition an agreement dated April 22, 1985 under which the Company is obligated to pay to a former ASI officer a monthly annuity for a fifteen-year period after his retirement date or a lump sum payment subject to the terms of the agreement. The Company has accrued an amount equal to the present value of the estimated future payments at the eligible retirement date. Such accrual amount is included in accrued liabilities in the accompanying balance sheet.

             The Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, contract law and employee relations matters and the stockholder class action lawsuits described below, which allege violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition.

             Stockholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California, San Jose Division, on April 8 and 9, 1991. The suits were subsequently consolidated into a single lawsuit and the class period changed to include purchasers of the Company's common stock during the period from October 18, 1990 through April 3, 1991. The plaintiff in the suit seeks compensatory damages unspecified in amount. On June 2, 1993 the District Court granted in part and denied in part the Company's motion to dismiss the Complaint in the class action originally filed in April 1991. The effect of the ruling was to limit the class period to include purchasers of the Company's common stock between January 29, 1991 and April 3, 1991. Trial of this matter is scheduled to commence on August 8, 1994. The Company is vigorously defending against the litigation.

             On March 23, 1993 a separate class action lawsuit was filed against the Company and certain of its directors and officers in the United States District Court, Northern District of California, San Jose Division. Two additional complaints, identical to the complaint filed on March 23, 1993 except for the identities of the plaintiffs, were filed later in March and in April 1993. All three complaints were consolidated into a single lawsuit which seeks unspecified damages on behalf of all purchasers of the Company's common stock between October 12, 1992 and March 19, 1993. On November 18, 1993, the District Court granted the Company's motion to dismiss the 1993 complaint. The effect of the ruling was to dismiss the complaint except as to a statement allegedly made on January 28, 1993, but plaintiffs were granted leave to further amend their complaint. The Company is vigorously defending against the litigation.

             Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

10.   STOCKHOLDERS' EQUITY

             REDEEMABLE CONVERTIBLE PREFERRED STOCK

             The Company has 2,000,000 shares of authorized and unissued preferred stock at $.01 par value per share. At December 31, 1993 and 1992 there were no shares of preferred stock outstanding.

             In 1990 a corporation acquired a minority interest in Valid through an initial investment of $10,998,000, in exchange for 86,133 shares of newly issued Series A-1 voting, convertible preferred stock, convertible into 861,330 common shares, at a purchase price equivalent to $13.00 per common share. All of the preferred stock was converted to common stock during 1992. In 1990 the corporation also purchased, for $1,187,500, a warrant to acquire up to 4,750,000 shares of Valid's common stock. This warrant was exchanged for approximately 199,000 shares of common stock upon the merger of Valid with the Company.

             Each share of Series A-1 preferred stock was entitled to receive cumulative annual dividends. The dividends were payable in cash. In 1992 and 1991 the Company recorded $559,000 and $1,344,000, respectively, for dividends paid to the corporation.

             EMPLOYEE STOCK OPTION PLANS

             The Company's Employee Stock Option Plan (the "Plan") provides for employees to be granted options to purchase up to 13,637,800 shares of common
stock.   The Plan provides for the issuance of either incentive or nonqualified options at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the Plan become exercisable over periods of one to four years and expire five to ten years from the date of grant. At December 31, 1993 options to purchase 8,320,101 shares were outstanding under the Plan, of which options for 1,317,646 shares were exercisable at prices ranging from $2.00 to $28.75. Options to purchase 1,284,864 shares were available for future grant under the Plan. During 1993 holders of the Company's options were given the opportunity to exchange previously granted stock options for new common stock options exercisable at $8.81 per share, the fair market value of the common stock on the date of exchange. Under the terms of the new options, one-third of the shares vest one year from the date of grant and the remaining shares vest in 24 equal monthly installments. Options to purchase 4,856,026 shares were exchanged. Options to purchase 4,032,835 shares of common stock have been exercised as of December 31, 1993.

             During 1993 the Company adopted a Non-Statutory Stock Option Plan (the "Non-Statutory Plan"). The Company has reserved 2,500,000 shares of common stock for issuance under the Non-Statutory Plan. Since directors and officers of the Company are not eligible to receive options under the Non-Statutory Plan, stockholder approval is not required nor will it be sought. Options granted under the Non-Statutory Plan become exercisable over a four-year period, with one-fourth of the shares vesting one year from the vesting commencement date and the remaining shares vesting in 36 equal monthly installments. The Non-Statutory options generally expire ten years from the date of grant. At December 31, 1993 options to purchase 1,230,225 shares were outstanding, none of which were exercisable. Options to purchase 1,269,775 shares were available for future grant under the Non-Statutory Plan.

             STOCK OPTION PLANS - COMPANIES ACQUIRED

             The Company has reserved a total of 1,313,996 shares of its authorized common stock for issuance upon the exercise of options granted to
former employees of companies acquired (the "Acquired Options").   The Acquired
Options were assumed by the Company outside the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four-year period and generally expire either five or ten years from the date of grant. At December 31, 1993 Acquired Options to purchase a total of 1,313,996 shares were outstanding, of which 1,128,756 were exercisable at prices ranging from $.41 to $21.52. No additional options will be granted under any of the acquired companies' plans.


Combined activity with respect to the Employee Stock Option Plans and Stock Option Plans - Companies Acquired was as follows:

                                                      Number              Option
                                                     of Shares             Price
                                                     ---------             -----
Outstanding, December 31, 1990                         7,880,956      $ .41 - $27.69
    Granted                                            1,754,754       3.68 -  34.13
    Exercised                                         (1,479,274)       .41 -  25.25
    Canceled                                            (474,612)       .72 -  28.75
                                                      -----------       --------------

Outstanding, December 31, 1991                         7,681,824        .41 -  34.13
    Granted                                            4,877,991      15.69 -  28.50
    Exercised                                         (1,086,173)       .41 -  26.31
    Canceled                                          (3,638,691)       .96 -  34.13
                                                      -----------     -----------------

Outstanding, December 31, 1992                         7,834,951        .41 -  28.75
    Granted                                            9,456,161       8.63 -  23.13
    Exercised                                          ( 550,051)       .41 -  21.52
    Cancelled                                         (5,876,739)      1.22 -  27.44
                                                      -----------     ----------------

Outstanding, December 31, 1993                        10,864,322      $ .41 - $28.75
                                                      ===========     ================


             OPTION AGREEMENTS

             The Company occasionally has issued options outside of the Plan. As of December 31, 1993 options to purchase 70,313 shares were outstanding under these agreements, of which 21,250 were exercisable at prices ranging from $18.25 to $20.94 per share.

             DIRECTORS STOCK OPTION PLANS

             The Company's Board of Directors has adopted the 1988 and 1993 Directors Stock Option Plans (the "Directors Plans") in the indicated years. The Company has reserved 445,000 shares of common stock for issuance under the Directors Plans. The Directors Plans provide for the issuance of nonqualified stock options to nonemployee directors of the Company with an exercise price equal to the fair market value of the common stock on date of grant. Options granted under the Directors Plans have a term of up to ten years and vest one-third one year from the date of grant and two-thirds ratably over the subsequent two years. As of December 31, 1993 options to purchase 265,000 shares of common stock at $9.31 to $29.88 per share were outstanding under the Directors Plans, of which options for 99,717 shares were exercisable at prices
ranging from $16.25 to $29.88 per share.    Options to purchase 87,223 shares
are available for future grant under the Directors Plans. Options to purchase 92,777 shares of common stock have been exercised as of December 31, 1993 under the Directors Plans. No additional options will be granted under the 1988 Directors Plan.

             EMPLOYEE STOCK PURCHASE PLANS

             The Company has reserved 1,500,000 shares of common stock for issuance under the 1990 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP the Company's employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semiannual option periods. In addition, Valid had a similar plan for which shares were approved for issuance in 1983. For the years ended December 31, 1993, 1992 and 1991 shares issued under the combined plans were 487,941, 324,183 and 286,586, respectively. As of December 31, 1993, 449,668 shares were available for future purchase under the ESPP. No additional shares will be issued under the Valid stock purchase plan.

             WARRANT

             In connection with the purchase of Comdisco, the Company issued a warrant to purchase 1,300,000 shares of the Company's common stock at $14.50 per share. The warrant expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at approximately $1,847,000 which was included as part of the total purchase price of Comdisco.

             RESERVED FOR FUTURE ISSUANCE

             As of December 31, 1993 the Company has reserved the following shares of authorized but unissued common stock for future issuance:

             Employee Stock Option Plans                          12,104,965
             Stock Option Plans - Companies Acquired               1,313,996
             Other Option Agreements                                  70,313
             Directors Stock Option Plans                            352,223
             Employee Stock Purchase Plan                            449,668
             Warrant                                               1,300,000
                                                                  ----------
             Total                                                15,591,165
                                                                  ==========

             STOCKHOLDER RIGHTS PLAN

             During 1989 the Company adopted a Stockholder Rights Plan. As part of this plan the Company's Board of Directors declared a dividend of one Common Share Purchase Right (the "Right") for each share of the Company's common stock outstanding on July 20, 1989. The Board also authorized the issuance of one such Right for each share of the Company's common stock issued after July 20, 1989 until the occurrence of certain events.

             Each Right entitles the holder thereof to purchase one share of the Company's common stock for $100, subject to adjustment in certain events. The Rights are not exercisable until the occurrence of certain events related to a person acquiring, or announcing the intention to acquire, 20% or more of the Company's common stock. Upon such acquisition, each Right (other than those held by the acquiring person) will be exercisable for that number of shares of the Company's common stock having a market value of two times the exercise price of the Right. If the Company subsequently enters into certain business combinations, each Right (other than those held by the acquiring person) will be exercisable for that number of shares of common stock of the other party to the business combination having a market value of two times the exercise price of the Right. The Rights currently trade with the Company's common stock. The Rights are subject to redemption at the option of the Board of Directors at a price of $.01 per Right until the occurrence of certain events, and are exchangeable for the Company's common stock, at the discretion of the Board of Directors, under certain circumstances. The Rights expire on May 30, 1999.

11.   INCOME TAXES

Through December 31, 1992 the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 96, "Accounting for Income Taxes." Effective January 1, 1993 the Company retroactively adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The adoption of this accounting pronouncement did not have a material impact on amounts reported in prior years' financial statements.

             The provision for income taxes for the year ended December 31, consisted of the following components (in thousands):

                                                       1993                 1992             1991
                                                       ----                 ----             ----
      Current:
           Federal                                     $   730             $1,227          $ 1,688
           State                                           180              2,104              516
           Foreign                                       8,939             10,447           10,168
                                                       -------             ------         --------
      Total current                                      9,849             13,778           12,372
                                                       -------             ------         --------


      Deferred (prepaid):
           Federal                                      (1,749)              (987)           (692)
           State                                        (1,220)              (225)           (510)
           Foreign                                      (6,880)               420            (970)
                                                    ----------          ---------         --------
      Total prepaid                                     (9,849)              (792)         (2,172)
                                                     ----------         ----------        --------
      Total provision for income taxes             $    -------           $12,986          $10,200
                                                   ============           =======          =======


             Income (loss) from continuing operations before income taxes for the years ended December 31, 1993, 1992 and 1991 included income (loss) of $9,166,000, $5,478,000 and $(4,493,000), respectively, from the Company's foreign subsidiaries.

             The provision for income taxes at December 31, differs from the amount estimated by applying the statutory federal income tax rate to income
(loss) from continuing operations before taxes as follows (in thousands):

                                                                1993             1992            1991
                                                                ----             ----            ----
      Provision (benefit) computed at federal                $  (212)          $ 23,237       $  (3,911)
           statutory rate
      State income tax (benefit), net of federal tax
           effect                                                117                993            (147)
      Change in valuation allowance                            2,014            (11,619)          8,848
      Research and development tax credits                    (1,020)            - - -            - - -
      Foreign income taxed at higher tax rate                     372               123           1,040
      Merger costs not deductible                               - - -              - -              680
      Foreign tax credits utilized                             (6,958)           (8,675)         (3,215)

      Foreign taxes incurred                                    6,958             9,627           5,021

      Other                                                    (1,271)             (700)          1,884
                                                              -------          ---------      ---------
      Provision for income taxes                            $ - - - -           $12,986         $10,200
                                                            =========           =======         =======

             The components of deferred tax assets and liabilities consisted of the following (in thousands):

                                                                          Year Ended December 31,
                                                                        ----------------------------
                                                                            1993            1992
                                                                            ----            ----
      Deferred tax assets:
           Restructure reserves                                           $  7,938         $  9,092
           Net operating losses                                             20,792           24,264
           Tax credits                                                      30,163           21,956
           Other                                                             8,097            - - -
                                                                          --------       ----------
      Total assets                                                          66,990           55,312
           Valuation allowance-provision for
                 income taxes                                              (38,847)         (36,833)
           Valuation allowance-equity/
                 intangibles                                               (15,751)         (11,882)
                                                                          --------         --------

      Net assets                                                            12,392            6,597
                                                                            ------            -----
      Deferred tax liabilities:
           Capitalized software                                            (11,467)         (11,261)
           Other                                                             - - -           (2,479)
                                                                          --------        ---------
      Total liabilities                                                   (11,467)          (13,740)
                                                                          --------          --------

      Total net deferred tax assets (liabilities)                        $    925           $(7,143)
                                                                         ========           ========

             The deferred assets which will affect equity or intangibles and which will not be available to offset future provisions for income taxes are stated in the above table as "Valuation allowance-equity/intangibles." The net operating losses will expire at various dates from 1998 through the year 2006 and tax credit carry forwards will expire at various dates from 1997 through the year 2008.

12.   RELATED PARTY TRANSACTIONS

             During 1993 a customer of the Company entered into a consulting joint venture with the Company. Revenue related to this customer was approximately $5,928,000 for the year ended December 31, 1993. Outstanding trade accounts receivable from this related party were $2,268,000 at December 31, 1993.

             A minority interest participant in a subsidiary of the Company is also a major customer of the Company. Revenue related to this customer (a distributor) was approximately $48,655,000, $57,133,000 and $49,672,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Outstanding trade accounts receivable from this related party were approximately $10,304,000 and $17,021,000 as of December 31, 1993 and 1992, respectively.

             During 1990 a customer of the Company entered into a research and development joint venture with the Company. During 1992 the Company acquired the minority interest in the joint venture. Revenue related to this customer was approximately $777,000 and $1,276,000 for the years ended December 31, 1992 and 1991, respectively. There were no accounts receivable outstanding for this customer at December 31, 1992.

13.   OPERATIONS BY GEOGRAPHIC AREA

             The Company operates primarily in one industry segment -- the development and marketing of computer-aided design software. The Company's products have been marketed internationally through distributors and through the Company's subsidiaries in Europe, Japan and the Far East. Intercompany revenue results from licenses that are based on a percentage of the subsidiaries' revenue from unaffiliated customers. The following table presents a summary of operations by geographic area (in thousands):

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                                  1993             1992             1991
                                                                  ----             ----             ----
      Revenue:
           Domestic operations (1)                              $298,366         $344,370         $350,547
           European operations                                    73,181           76,196           75,018
           Asia/Pacific operations                                69,320           71,113           61,540
           Eliminations                                          (72,244)         (72,955)        (107,629)
                                                                ---------      -----------      ----------
      Consolidated                                              $368,623         $418,724         $379,476
                                                                ========       ==========       ==========

      Intercompany revenue
      (eliminated in consolidation):
           Domestic operations                                 $  54,224        $  54,084        $  92,062
           European operations                                     9,494            8,824            6,204
           Asia/Pacific operations                                 8,526           10,047            9,363
                                                                 -------       ----------       ----------
      Consolidated                                             $  72,244        $  72,955         $107,629
                                                               =========       ==========        =========

      Income (loss) from continuing operations:
           Domestic operations                                $  (8,924)       $   61,023       $  (4,832)
           European operations                                     4,107            3,919          (9,319)
           Asia/Pacific operations                                 2,602              515            4,742
                                                              ----------       ----------       ----------
      Consolidated                                            $  (2,215)       $   65,457       $  (9,409)
                                                              ==========       ==========       =========

      Identifiable assets:
           Domestic operations                                  $339,897         $370,289        $ 355,561
           European operations                                    50,186           52,536           36,221
           Asia/Pacific operations                                52,401           40,108           26,245
           Eliminations                                         (103,183)         (95,690)         (70,953)
                                                                ---------      -----------      -----------
      Consolidated                                              $339,301         $367,243        $ 347,074
                                                                ========         ========        =========

(1) Domestic operations revenue includes export revenue of approximately $10,137,000, $11,500,000 and $4,900,000 to Europe for the years ended
         December 31, 1993, 1992 and 1991, respectively, and approximately $48,971,000, $75,400,000 and $71,700,000 to Asia/Pacific for the years ended December 31, 1993, 1992 and 1991, respectively.

                                                                   SCHEDULE VIII


                          CADENCE DESIGN SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)




                                                                    Additions
                                                 Balance at        Charged to      Deductions      Balance at
                                               Beginning of         Costs and         From           End of
              Description                         Period            Expenses        Reserves         Period
- -------------------------------------          --------------      ---------        --------       ---------
Year Ended December 31, 1993
  Allowance for doubtful accounts                  $3,154           $5,648            $(5,331)(1)     $3,471
  Inventory reserve                                   538              381               (331)(2)        588
  Accrued restructuring costs                       4,658            7,210             (8,199)(3)      3,669
  Accrued discontinued operations costs                 -            3,382             (2,009)(4)      1,373

Year Ended December 31, 1992
  Allowance for doubtful accounts                   3,068            1,087             (1,001)(1)      3,154
  Inventory reserve                                 1,271            1,006             (1,739)(2)        538
  Accrued restructuring costs                      22,015                -            (17,357)(3)      4,658

Year Ended December 31, 1991
  Allowance for doubtful accounts                   3,754              936             (1,622)(1)      3,068
  Inventory reserve                                 4,254              363             (3,346)(2)      1,271
  Accrued restructuring costs                       6,487           34,616            (19,088)(3)     22,015



(1)   Uncollectible accounts written-off
(2)   Inventory costs written-off
(3) Incurred severance and facilities costs relating to the Company's restructuring and a reclassification of $3,500 and $13,135 in 1993 and 1991, respectively, from accrued operating lease obligations to lease liabilities.
(4) Reflects a reclassification of $2,009 from accrued liabilities to other noncurrent liabilities.

                                                                     SCHEDULE IX

                          CADENCE DESIGN SYSTEMS, INC.
                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)



                                                                     Maximum         Average         Weighted
                                                   Weighted           Amount          Amount         Average
                                                    Average         Outstanding     Outstanding   Interest Rate
Category of Aggregate           Balance at         Interest         During the       During the     During the
Short-term Borrowings           End of Year          Rate              Year           Year  (1)      Year (2)
- ---------------------           -----------       ---------       ---------------   ---------        ---------
Year ended December 31, 1991  $  - - - -           - - -%          $17,370          $11,274            9.8%
  Bank line of credit
  borrowings




(1)   Computed by dividing the average month-end balance
(2)   Computed by averaging month-end balance interest rates

                                                                      SCHEDULE X


                          CADENCE DESIGN SYSTEMS, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)



                                                                  Amounts Charged to Costs
                                                                         and Expenses
                                                                ------------------------------
                                                                   Year Ended December 31,
                                                                ------------------------------
                 Item                                           1993         1992        1991
- ---------------------------------------------------             ----         ----        ----
Repairs and maintenance                                          $5,538       $6,007    $6,732

Amortization of software development
  costs and purchased software and intangibles                   18,293       14,136    14,422

Royalties                                                         5,403        6,577     4,213

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 30, 1994.


                                             CADENCE DESIGN SYSTEMS, INC.



                                             /s/ Joseph B. Costello
                                             ---------------------------------
                                             Joseph B. Costello
                                             President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the date indicated.

NAME/TITLE                                                  DATE
- ----------                                                  ----
PRESIDENT, CHIEF EXECUTIVE OFFICER


/s/ Joseph B. Costello                                       March 30, 1994
- -------------------------------
Joseph B. Costello


CHIEF FINANCIAL OFFICER


/s/ H. Raymond Bingham                                      March 30, 1994
- -----------------------
H. Raymond Bingham


CONTROLLER (Chief Accounting Officer)


/s/ William Porter                                          March 30, 1994
- --------------------------------
William Porter


DIRECTORS


/s/ Donald L. Lucas                                         March 30, 1994
- --------------------
Donald L. Lucas


_________________________________                           March 30, 1994
W. Douglas Hajjar

NAME/TITLE                                                  DATE
- ----------                                                  ----
/s/ Carol Bartz                                             March 30, 1994
- ----------------
Carol Bartz


_________________________________                           March 30, 1994
Raymond J. Lane


/s/ Dr. Leonard Y.W. Liu                                    March 30, 1994
- -------------------------
Dr. Leonard Y.W. Liu


_________________________________                           March 30, 1994
Dr. Alberto Sangiovanni-Vincentelli


/s/ George M. Scalise                                       March 30, 1994
- ---------------------
George M. Scalise


/s/ James E. Solomon                                        March 30, 1994
- --------------------
James E. Solomon

/s/ Dr. John B. Shoven                                      March 30, 1994
- ------------------------
Dr. John B. Shoven

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      EXHIBIT TITLE                                                                                                   LOCATION
- ------      -------------                                                                                                   --------
3.01          (a) The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the State of
              Delaware on April 8, 1987 (incorporated by reference to Exhibit 3.01 to Registrant's Form S-1
              Registration Statement (No. 33-13845) originally filed on April 29, 1987 (the "1987 Form S-1")).

              (b) The Registrant's Certificate of Retirement of Stock as filed with the Secretary of State of the
              State of Delaware on September 28, 1987 (incorporated by reference to Exhibit 3.01(b) to Registrant's
              Form S-4 Registration Statement (No. 33-20724) originally filed on February 25, 1988).

              (c) The Registrant's Certificate of Ownership and Merger as filed with the Secretary of State of the
              State of Delaware on June 1, 1988 (incorporated by reference to Exhibit 3.02(c) to the Registrant's
              Form S-1 Registration Statement (No. 33-23107) originally filed on July 18, 1988 (the "1988 Form S-1")).

              (d) The Registrant's Certificate of Designations of Series A Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on June 8, 1989 (incorporated by reference to
              Exhibit 3A to the Registrant's Form 8-K originally filed on June 12, 1989).

              (e) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 26, 1991 (incorporated by reference to Exhibit 3.01(e) to the
              Registrant's Form S-4 Registration Statement (No. 33-43400) originally filed on October 7, 1991
              (the "1991 Form S-4")).

              (f) The Registrant's Certificate of Designation of Series A Convertible Preferred Stock as filed with the
              Secretary of State of the State of Delaware on December 30, 1991 (incorporated by reference to Exhibit 3.01(f)
              from the Registrant's Form 10-K for the fiscal year ended December 31, 1991).

3.02          The Registrant's Bylaws, as currently in effect (incorporated by reference to Exhibit 3.02 to the
              1987 Form S-1).

4.01          Specimen Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4.01 to the
              1991 Form S-4).

4.02          Amended and Restated Rights Agreement, dated as of June 19, 1988, between the Registrant and Bank of
              America N.T. & S.A., as Rights Agent, which includes as exhibits thereto the form of Right Certificate and the Summary of Rights to Purchase Common Shares (incorporated by reference to Exhibit 4a to the
              Registrant's Form 8 filed on June 20, 1989).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       EXHIBIT TITLE                                                                                                LOCATION
- ------       -------------                                                                                                --------
4.03          Assumption of Obligations under Amended and Restated Rights Agreement between the registrant and Harris
              Trust Company of California (incorporated by reference to Exhibit 10.34 to the Registrant's 1991
              Form S-4).

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

10.04         The Registrant's 1993 Directors Stock Option Plan including the Stock Option Grant. *                           59

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

10.07         The Registrant's Key Contributor Bonus Plan for 1993 (incorporated by reference to Exhibit 10.08 of the 1992 Form 10-K).*

10.08         The Registrant's Senior Executive Bonus Plan for 1994.*                                                      66

10.09         The Registrant's Key Contributor Bonus Plan for 1994.*                                                       67

10.10         The Registrant's Cash or Deferred Profit Sharing Plan, as currently in effect (certain amendments           68
              are attached; the Plan itself is incorporated by reference to Exhibit 10.12 Registrant's Form S-4
              Registration Statement (No. 33-31673), originally filed on October 18, 1989 (the "1989 Form S-4")).*

10.11         Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates, a
              California limited partnership, ("ROPA") and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.14
              Registrant's Form 10-K for the fiscal year ended December 31, 1990) (the "1990 Form 10-K")).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       EXHIBIT TITLE                                                                                                 LOCATION
- ------       -------------                                                                                                 --------
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

10.14         Lease dated September  3, 1985 by and among the Richard T. Peery and John Arrillaga Seperate Property
              Trusts ("P/A Trusts") and Valid Logic Systems Incorporated ("Valid") (which merged into the Registrant)
              for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California (incorporated by reference to Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the "1990
              Valid Form 10-K")).

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        EXHIBIT TITLE                                                                           LOCATION
- ------        -------------                                                                           --------
10.22         Modification to Employment Agreement with Mr. Hajjar (incorporated by reference to
              Exhibit 10.03 to the 1991 Form S-4). *

10.23         Amendment to Employment Agreement with Mr. Hajjar dated December 16, 1992
              (incorporated  by reference to Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992). *

10.24         Offer letter to H. Raymond Bingham dated May 12, 1993. *                                   89

10.25         Offer letter to M. Robert Leach dated May 17, 1993. *                                      91

10.26         Letter agreement dated March 9, 1994 by and among C.T. Properties, Inc. ("General          93
              Partner"), Registrant, Montague Investors, L.P. ("Montague") and David M. Thede
              ("Thede") whereby Registrant acquired all of Thede's ownership interests in the
              C.T. Montague I, L.P. and C.T. Montague II, L.P. limited partnerships and the
              General Partner and all of Montague's interests in C.T. Montague I, L.P.

21.01         Subsidiaries of the Registrant                                                           112

23.01         Consent of Arthur Andersen & Co.                                                         113

23.02         Consent of Deloitte & Touche                                                             114

*             A Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)           Reports on Form 8-K
              None

(c)           Exhibits

              The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14.(a)3. above.

(d)           Financial Statement Schedules

             See Item 14.(a)2. of this Form 10-K.