Form 10-Q
period 1994-06-30
CADENCE DESIGN SYSTEMS INC
filed 1994-08-15
CIK 813672

                                  FORM 10-Q

                                ______________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ___    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________


                    Commission file number 1-10606


                    CADENCE DESIGN SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)



     Delaware                                  77-0148231
(State or other jurisdiction of     (I.R.S.Employer Identification No.)
incorporation or organization)


555 River Oaks Parkway, San Jose, California           95134
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

Yes  __X__     No   _____


At August 5, 1994 there were 39,240,810 shares of the registrant's Common Stock, $0.01 par value outstanding.

                   CADENCE DESIGN SYSTEMS, INC.


                            INDEX

PART I.   FINANCIAL INFORMATION                               PAGE NO.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets:
          June 30, 1994 and December 31, 1993                     3

          Condensed Consolidated Statements of Income:
          Three and Six Months Ended June 30, 1994 and 1993       4

          Condensed Consolidated Statements of Cash Flows:
          Six Months Ended June 30, 1994 and 1993                 5

          Notes to Condensed Consolidated Financial
          Statements                                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 4.   Submission of Matters to a Vote of
          Security-Holders                                       11

Item 6.   Exhibits and Reports on Form 8-K                       12



Signatures                                                       15

                      CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                                  June 30,  December 31,
                                                   1994        1993
                                                 ---------  ----------
                                                 (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                         $ 68,387   $  61,382
Short-term investments                              28,412      31,423
Accounts receivable, net                            74,156     101,890
Inventories                                          5,204       5,744
Prepaid expenses and other assets                   15,185      18,036

      Total current assets                         191,344     218,475

Property, plant and equipment, net                  93,421      61,477
Software development costs, net                     30,484      31,265
Purchased software and other intangibles, net       10,189      12,787
Other assets                                        11,227      15,297

Total assets                                     $ 336,665   $ 339,301


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term obligations         $   2,792   $   3,962
Accounts payable                                    13,598      13,513
Accrued liabilities                                 52,317      51,352
Income taxes payable                                 5,548       6,541
Deferred revenue                                    52,731      38,111

         Total current liabilities                 126,986     113,479

Long-term obligations                                2,292       4,001
Lease liabilities                                    9,819      10,722
Deferred income taxes                                2,202       2,243
Other noncurrent liabilities                         2,558       2,734

        Total long-term liabilities                 16,871      19,700

Put warrants                                        44,270       - - -

Stockholders' Equity:
Common stock                                           465         460
Additional paid-in capital                         209,599     250,501
Treasury shares at cost (6,512,380
 and 4,857,200 shares, respectively)               (76,750)    (52,178)
Retained earnings                                   14,292       8,527
Accumulated translation adjustment                     932      (1,188)

      Total stockholders' equity                   148,538     206,122

Total liabilities and stockholders' equity       $ 336,665   $ 339,301

The accompanying notes are an integral part of these statements.

                        CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share amounts)

                                Three Months Ended    Six Months Ended
                                June 30,   June 30,    June 30, June 30,
                                 1994        1993        1994    1993
                               ---------   --------   -------- -------
                                    (Unaudited)           (Unaudited)
REVENUE
Product                        $ 62,685   $ 60,301    $ 123,832  $107,415
Maintenance                      38,358     28,513       73,989    57,516

Total revenue                   101,043     88,814      197,821   164,931

COST OF REVENUE
Product                          19,260     18,894       38,976    35,783
Maintenance                       3,309      3,845        7,134     7,803

Total cost of revenue            22,569     22,739       46,110    43,586

Gross margin                     78,474     66,075      151,711   121,345

OPERATING EXPENSES
Marketing and sales              39,418     38,968       78,442    76,467
Research and development         18,299     16,134       35,288    33,052
General and administrative        9,807      9,370       20,406    18,847
Restructuring costs               - - -      - - -       - - -     13,450
Provision for settlement of
 litigation                      (2,050)     - - -       10,054    - - -

Total operating expenses         65,474     64,472      144,190   141,816

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                  13,000      1,603        7,521   (20,471)

Other income, net                   443        598          790     1,102

Income (loss) from continuing operations
  before provision (benefit)
  for income taxes               13,443      2,201        8,311   (19,369)

Provision (benefit) for income
  taxes                           3,361        292        2,078    (5,440)

NET INCOME (LOSS) FROM CONTINUING
     OPERATIONS                  10,082      1,909        6,233   (13,929)

LOSS FROM DISCONTINUED
     OPERATIONS                   - - -     (1,077)       - - -    (1,555)

NET INCOME (LOSS)              $ 10,082  $     832      $ 6,233  $(15,484)
NET INCOME (LOSS) PER SHARE
   From continuing operations  $    .23  $     .04      $   .14  $   (.32)
   From discontinued operations    - - -      (.02)       - - -      (.04)
       Net income (loss)
          per share            $    .23  $     .02      $   .14  $   (.36)

Weighted average common and common
   equivalent shares outstanding  44,576    43,011       44,973    43,573

The accompanying notes are an integral part of these statements.

                       CADENCE DESIGN SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                                  Six Months Ended
                                                June 30,       June 30,
                                                  1994           1993
                                                --------      ---------
                                                      (Unaudited)

CASH AND CASH INVESTMENTS AT
     BEGINNING OF PERIOD                       $  61,382      $  78,976

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             6,233        (15,484)
     Adjustments to reconcile net income
          (loss) to net cash provided by
          operating activities:
       Depreciation and amortization              23,967         22,123
       Lease liabilities                            (960)        (1,709)
       Deferred income taxes, noncurrent             (41)         5,573
       Write-offs of capitalized software
         development costs, purchased software
         and intangibles                             807         - - -
       Accruals for severance and facilities
         restructure costs                          - - -         6,833
       Decrease in other noncurrent liabilities     (196)            (9)
       Write down and reserve of assets
         related to restructure                     - - -         6,617
       Net changes in current assets and
         liabilities, net of purchase of
         third-party interests in partnerships:
       Decrease in accounts receivable             30,855        40,666
       Decrease (increase) in inventories             506        (1,177)
       Decrease (increase) in prepaid expenses
         and other assets                           3,075       (10,044)
       Decrease in accrued liabilities and payables  (770)      (10,359)
       Increase in deferred revenue                14,003         5,942
               Net cash provided by operating
                  activities                       77,479        48,972

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of short-term investments         (28,074)      (42,846)
       Sale of short-term investments              31,085        20,059
       Purchase of property and equipment          (8,356)      (11,780)
       Capitalization of software development
         costs                                     (6,124)       (7,911)
       Increase in other assets and purchased
         software and intangibles                    (229)         (532)
       Payment for purchase of third-party
         interests in partnerships, net of cash
         acquired                                  (8,729)         - - -
       Sale of put warrants                         5,801          - - -
       Purchase of call options                    (5,801)         - - -
               Net cash used for investing
                 activities                       (20,427)      (43,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on notes payable
          and long-term obligations               (27,170)       (6,069)
       Sale of common stock, net of notes
          receivable from stockholders              3,373         4,925
       Purchase of treasury stock, net            (25,040)      (27,460)
               Net cash used for financing
                 activities                       (48,837)      (28,604)
EFFECT OF EXCHANGE RATE CHANGES ON CASH            (1,210)         (980)

INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS    7,005       (23,622)
CASH AND CASH INVESTMENTS AT END OF PERIOD       $ 68,387      $ 55,354

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

2.   Acquisition of Third-Party Interests in Real Estate
     Partnerships

In March 1994 the Company acquired all third-party interests in two real estate partnerships in which it was a 46.5% and 80% limited partner, respectively, for approximately $9 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company leased buildings from one of the limited partnerships and the second limited partnership owned unencumbered land adjacent to the leased property. The Company paid off the secured construction loan with its cash reserves in May 1994.

3.   Discontinued Operations

In December 1993 the Company sold its Automated Systems ("ASI") division. The operating results of ASI have been reported as discontinued operations in the consolidated statements of income for all periods presented. Revenue of the discontinued division was approximately $2.9 million and $6.1 million for the quarter and six months ended June 30, 1993, respectively.

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

6.   Investments in Debt and Equity Securities

Effective January 1, 1994 the Company adopted Statement of
Financial Accounting Standards No. 115 "Accounting for
Certain Investments in Debt and Equity Securities". There was no effect on the Company's operating results due to the adoption of this statement. The Company classifies its investments as "held-to-maturity" for the purposes of this statement. The investments mature at various dates through December 1994.

7.   Net Income (Loss) Per Share

The number of shares used in the computation of net income per share for each period is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock. Fully diluted net income (loss) per share is substantially the same as primary net income (loss) per share.

8.   Inventories

Inventories which consist primarily of testing equipment are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):
                            June 30,       December 31,
                              1994              1993
                            ---------      ------------
                            (Unaudited)

Raw materials and supplies    $1,070          $2,240
Work-in-progress               2,669           2,214
Finished goods                 1,465           1,290
Total                         $5,204          $5,744

9.   Commitments and Contingencies

Securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of
California, San Jose Division, on April 8 and 9, 1991. The lawsuits, which were consolidated into a single action, allege violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. Court rulings in response to the Company's motions to dismiss the lawsuit limited the class period to include purchasers of the Company's common stock between January 29, 1991 and April 3, 1991.

On March 23, 1993 a separate class action lawsuit was filed against the Company and certain of its directors and officers in the United States District Court, Northern District of California, San Jose Division. This lawsuit, which was consolidated into a single action with two virtually identical lawsuits filed later in March and in April 1993, alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. On November 18, 1993, the District Court granted the Company's motion to dismiss the 1993 complaint. The effect of the ruling was to dismiss the complaint except as to a statement allegedly made on January 28, 1993, but plaintiffs were granted leave to further amend their complaint.

In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. The agreements are subject to negotiation and execution of final settlement agreements and final court approval. The Company remitted into escrow approximately $13.2 million during the second quarter of 1994 and will remit the remaining $3.3 million in the third quarter of 1994. In May 1994 the Company concluded negotiations on the second lawsuit with its secondary insurance carrier, who agreed to provide coverage on the settlement. Accordingly, net income for the second quarter included a credit to operating expenses of approximately $2.1 million for additional insurance proceeds and the reduction of accruals for legal expenses relating to the provision taken in the first quarter for settlement of the two shareholder class action suits.

10.  Put Warrants

During the second quarter, the Company, through private placement, sold three million put warrants that entitle the holder of each warrant to sell one share of common stock to the Company at a specified price ranging from $13.13 to $16.58 per share. Additionally, the Company purchased 2,250,000 call options that entitle the Company to buy one share of common stock at prices ranging from $14.94 to $17.83 per share. These put warrants and call options outstanding at June 30, 1994 expire on various dates between April 1995 and June 1995. The amount related to the Company's maximum potential repurchase obligation under the put warrants at June 30, 1994 has been reclassified from stockholders' equity to put warrants in the accompanying balance sheet. The Company has the right to settle these put warrants with stock, or a cash settlement equal to the difference between the exercise price and market value at the date of exercise. These securities had no significant dilutive effect on net income per share for the periods presented.

11.  Subsequent Event

In July 1994, the Company and Redwood Design Automation, Inc. ("Redwood") entered into a definitive merger agreement which provides that approximately 500,000 shares of the Company's common stock will be issued in exchange for all of the outstanding stock of Redwood. The merger will be accounted for as a purchase. The acquisition of Redwood is expected to be completed during the third quarter and is not expected to have a material impact on the financial position or results of operations of the Company. In addition, the Company has loaned Redwood $2.5 million in the form of a $1.0 million note payable due August 30, 1996 and a $1.5 million note payable due September 30, 1996. Interest on both notes is compounded monthly at a prime rate.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the second quarter ended June 30, 1994 was $101.0 million compared with $88.8 million for the same period of the prior year, an increase of 14%. For the six months ended June 30, 1994, revenue was $197.8 million, an increase of 20% from revenue of $164.9 million recorded for the same period of 1993.

Product revenue increased $2.4 million from $60.3 million for the quarter ended June 30, 1993 to $62.7 million for the quarter ended June 30, 1994. For the six month period ended June 30, 1994, product revenue was $123.8 million as compared to $107.4 million for the same period in 1993. The increase in product revenue for the six month period is partially due to improved economic conditions and increased demand for the Company's products resulting partly from the addition of Comdisco operations. Also, revenue for the first six months of 1993 was adversely impacted by a shift in the Company's systems product strategy. Maintenance revenue increased in absolute dollars by $9.8 million and $16.5 million for the three and six month periods ended June 30, 1994, respectively, as compared to the same periods in 1993, in part because of a larger customer base, continued focus on customer renewals and the addition of Comdisco operations.

Cost of product was $19.3 million and $39.0 million for the three and six month periods ended June 30, 1994, respectively, as compared to $18.9 million and $35.8 million for the same periods in 1993. Cost of product for the quarter ended June 30, 1994 was $.4 million greater than cost of product for the quarter ended June 30, 1993. Increased expenses related to the addition of Comdisco operations were partly offset by decreased royalty and purchased software expense. The increase in cost of product for the six month period ended June 30, 1994 is partially the result of increased expenses related to the addition of Comdisco operations, as well as increased amortization and write-off of purchased software and intangibles. Cost of maintenance decreased in absolute dollars from $3.8 million and $7.8 million for the quarter and six month period ended June 30, 1993, respectively, to $3.3 million and $7.1 million for the same periods in 1994. These decreases resulted primarily from utilizing a more cost-effective update program and lower cost media in 1994.

As a result of the factors discussed above, gross margin increased from 74% for the three and six month periods ended June 30, 1993, respectively, to 78% and 77% for the same periods in 1994.

Marketing and sales expenses were $39.4 million for the quarter ended June 30, 1994 as compared to $39.0 million for the same period in 1993. For the six months ended June 30, 1994, as compared to the same period in the prior year, marketing and sales expenses increased from $76.5 million to $78.4 million. This increase in marketing and sales expense was primarily due to the addition of Comdisco operations and increased facilities costs.

Research and development expenses for the second quarter ended June 30, 1994 were $18.3 million as compared to $16.1 million for the same period of the prior year, an increase of 13%. Capitalization of software development costs for the quarters ended June 30, 1994 and 1993 was $2.8 million and $4.2 million, which represented 13% and 20% of total research and development expenditures made in each of those periods, respectively. For the six months ended June 30, 1994, research and development expenses were $35.3 million compared with $33.1 million for the same period in 1993, after capitalization of $6.1 million and $7.9 million, which represented 15% and 19% of total research and development expenditures made in those periods, respectively. Gross research and development expenditures increased from $20.3 million for the three months ended June 30, 1993 to $21.1 million for the same period in the current year and increased to $41.4 million for the six months ended June 30, 1994 from $41.0 million for the same period in the prior year. These increases were primarily due to increased costs related to the addition of Comdisco operations partially offset by cost savings resulting from the purchase of facilities in the first quarter of 1994.

General and administrative expenses increased to $9.8 million for the second quarter ended June 30, 1994 from $9.4 million for the same period in 1993, an increase of 5%. This increase resulted primarily from increased costs associated with the addition of Comdisco operations. For the six months ended June 30, 1994, general and administrative expenses were $20.4 million as compared to $18.8 million for the same period in 1993, an increase of 8%. The year over year increase for the six month period was primarily the result of increased costs related to the addition of Comdisco operations, increased professional services and provisions for bad debt partly offset by cost savings resulting from the purchase of facilities in the first quarter of 1994.

In March 1994 the Company recorded a provision of $12.1 million for settlement of the stockholder class action lawsuits filed against the Company and certain of its officers and directors in 1991 and 1993. This $12.1 million provision was comprised of $17.9 million for settlement payments and legal costs offset by $5.8 million of receivables due from the Company's insurance carriers. In May 1994 the Company concluded negotiations on the second lawsuit with its secondary insurance carrier, who agreed to provide coverage on the settlement. Accordingly, the results of operations for the second quarter ended June 30, 1994 included a $2.1 million credit to operating expenses for the additional insurance proceeds received and the reduction of accruals for legal expenses relating to the provision taken in the first quarter.

In March 1993 the Company recorded restructuring costs of $13.5 million associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge reflects costs associated with employee terminations, excess facilities and the write-off of purchased software and intangibles arising from required adjustments to the Company's cost structure necessitated by lower revenue levels. Also included in the restructuring charge was an additional provision for doubtful accounts and the write-off of certain software development costs resulting from changes in the systems product strategy.

Net other income for the second quarter ended June 30, 1994 was $.4 million compared with $.6 million for the same period in 1993. For the six months ended June 30, 1994, net other income was $.8 million as compared to $1.1 million for the same period in 1993. There were no material fluctuations in the components of other income.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1994 the Company's cash and cash investments and short-term investments increased $4.0 million from $92.8 million to $96.8 million. This increase was primarily due to net cash generated from operating activities exceeding net cash used for investing and financing activities. Cash used for financing activities included approximately $25.0 million of net treasury stock purchases and an approximate $23.5 million payment of a construction loan.

As part of its authorized stock repurchase program, the Company has the maximum potential obligation at June 30, 1994 to buy back three million shares of its common stock at an aggregate price of $44.3 million. The Company has the right to settle these put warrants with stock, or a cash settlement equal to the difference between the exercise price and market value at the date of exercise.

In addition to the $96.8 million in cash and cash investments and short-term investments at June 30, 1994, the Company had available $15.0 million under equipment lease lines and $17.5 million under bank lines of credit. The Company was not in compliance with certain financial covenants under its lines of credit as of June 30, 1994, primarily due to its stock repurchase activity. The items of noncompliance related to net worth, stock repurchase and current ratio levels. Subsequent to June 30, 1994, the Company obtained waivers of the noncompliance from the banks. The Company is currently in the process of renegotiating the bank lines of credit and has obtained extensions of the current lines of credit through May and June 1995.

Anticipated cash requirements in 1994 include the purchase of treasury stock, the settlement of the class action lawsuits (approximately $3.3 million to be paid during the third quarter) and contemplated additions of capital equipment. Prior to 1993, the Company authorized the repurchase of up to 2.8 million shares of common stock in the open market to satisfy its estimated requirements for shares to be issued under its employee stock option and stock purchase plans. In April 1993, February 1994 and June 1994, the Company authorized the repurchase of an additional 4.0 million shares, 2.9 million shares and 5.2 million shares, respectively, of common stock from time to time. Some purchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans. The Company anticipates that current cash and short-term investment balances, cash flows from operations and unused balances on equipment lease lines and lines of credit will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of
California, San Jose Division, on April 8 and 9, 1991. The lawsuits, which were consolidated into a single action, allege violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. Court rulings in response to the Company's motions to dismiss the lawsuit limited the class period to include purchasers of the Company's common stock between January 29, 1991 and April 3, 1991.

On March 23, 1993 a separate class action lawsuit was filed against the Company and certain of its directors and officers in the United States District Court, Northern District of California, San Jose Division. This lawsuit, which was consolidated into a single action with two virtually identical lawsuits filed later in March and in April 1993, alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. On November 18, 1993, the District Court granted the Company's motion to dismiss the 1993 complaint. The effect of the ruling was to dismiss the complaint except as to a statement allegedly made on January 28, 1993, but plaintiffs were granted leave to further amend their complaint.

In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million of which approximately $7.5 million was covered by the Company's insurance carriers. The agreements are subject to negotiation and execution of final settlement agreements and final court approval. The Company remitted into escrow approximately $13.2 million during the second quarter of 1994 and will remit the remaining $3.3 million in the third quarter of 1994. In May 1994 the Company concluded negotiations on the second lawsuit with its secondary insurance carrier, who agreed to provide coverage on the settlement. Accordingly, net income for the second quarter included a credit to operating expenses of approximately $2.1 million for additional insurance proceeds and the reduction of accruals for legal expenses relating to the provision taken in the first quarter for settlement of the two shareholder class action suits.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 17, 1994, the stockholders of the Company approved the following matters.

     1.   A proposal to approve the Company's 1993 Directors
Stock Option Plan authorizing the issuance of up to 107,223 shares of common stock under the Plan was approved by a vote of 21,599,006 for, 13,004,672 opposed and 791,970 withheld.

     2.   An amendment of the Company's 1990 Employee Stock
Purchase Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares was approved by a vote of 29,447,795 for, 5,164,992 opposed and 782,862 withheld.

     3. All director nominees were re-elected and the votes cast with respect to each director are as follows:

          NOMINEE            IN FAVOR      OPPOSED

          Carol Bartz         35,271,653     123,996
          Joseph B. Costello  35,268,220     127,429
          Raymond J. Lane     35,254,100     141,549
          Leonard Y.W. Liu    35,271,632     124,017
          Donald L. Lucas     35,271,626     124,023
          Alberto Sangiovanni-
              Vincentelli     35,271,888     123,761
          George M. Scalise   35,271,408     124,241
          John B. Shoven      35,255,618     140,031
          James E. Solomon    35,272,292     124,023

     4. A proposal for the ratification of the selection of Arthur Andersen & Co. as independent public accountants was approved by a vote of 35,265,941 for, 80,064 opposed and 49,643 withheld.




(a)  The following exhibits are filed herewith:

Exhibit
Number              Exhibit Title


10.01 The Registrant's 1987 Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994 (the "1994 Form S-8")).*

10.02     Form of Stock Option Agreement and Form of Stock
          Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-22652) filed on June 20,
          1988).*

10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 of the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 of the 1988 Form S-1).*

10.04 The Registrant's 1993 Directors Stock Option Plan including the Stock Option Grant (incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
          December 31, 1993 (the "1993 Form 10-K")).*

10.05 The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit
          4.03 of the 1994 Form S-8).*

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

10.20 Lease dated as of June 18, 1991 by and between C.T. Montague I, L.P., a California limited partnership, and the Registrant for improved real property including office buildings located at Seely Road and Montague Avenue, San Jose, California (incorporated by reference to Exhibit 10.24 to the 1991 Form S-4).

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

10.27     1993 Non-Statutory Stock Option Plan,
          (incorporated by reference to Exhibit 4.05 to the 1994 Form
          S-8).

10.28     Consulting agreement dated May 1, 1994 with Henry
          E. Johnston, who was made a director on July 5, 1994 by unanimous written consent.

10.29     Consulting agreement dated October 26, 1993 with
          Alberto Sangiovanni-Vincentelli.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

* A management contract or compensatory plan required to be filed as an exhibit to Form 10-K.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    CADENCE DESIGN SYSTEMS, INC.
                    (Registrant)


DATE:  August 12, 1994   By: /s/ Joseph B. Costello
                             JOSEPH B. COSTELLO
                             President and Chief Executive Officer




DATE:  August 12, 1994   By: /s/ H. Raymond Bingham
                             H. RAYMOND BINGHAM
                             Executive Vice President
                               and Chief Financial Officer