Form 10-Q/A
period 1994-06-30
CADENCE DESIGN SYSTEMS INC
filed 1994-11-14
CIK 813672

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

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

                                Yes /X/  No / /

At August 5, 1994 there were 39,240,810 shares of the registrant's Common Stock, $0.01 par value outstanding.

                          CADENCE DESIGN SYSTEMS, INC.


                     INDEX TO FORM 10-Q/A, AMENDMENT NO. 1

                                                                                         Page No.
                                                                                         --------
PART II.         OTHER INFORMATION

Item 5.          Other Information                                                           3

Item 6.          Exhibits and Reports on Form 8-K                                            3



Signatures                                                                                   8

PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

In connection with the acquisition of Redwood Design Automation, Inc. ("Redwood"), as described in Part I Note 11 of this Form 10-Q, the Company will file pursuant to paragraphs (a)(4) and (b)(2) of Item 7 of Form 8-K, the financial statements of Redwood and pro forma combined financial statements of Redwood and the Company, as they are available but not later than 75 days after the close of the merger.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      The following exhibits are filed herewith:


EXHIBIT
NUMBER                  EXHIBIT TITLE
- - ------                  -------------

2.01          Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood
              Design Automation, Inc. ("Redwood") dated as of July 8, 1994.

2.02          Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Acquisition Corporation.

10.01         The Registrant's 1987 Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994 (the "1994 Form
              S-8")).

10.02         Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's
              Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).



EXHIBIT
NUMBER                  EXHIBIT TITLE
- - ------                  -------------
10.03         The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to
              Exhibit 4.02 of the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 of the 1988 Form S-1).

10.04         The Registrant's 1993 Directors Stock Option Plan including the Stock Option Grant (incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-
              K")).

10.05         The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to
              Exhibit 4.03 of the 1994 Form S-8).

10.06         The Registrant's Senior Executive Bonus Plan for 1993 (incorporated by reference to Exhibit 10.07 of the
              Registrant's Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K")).

10.07         The Registrant's Key Contributor Bonus Plan for 1993 (incorporated by reference to Exhibit 10.08 of the
              1992 Form 10-K).

10.08         The Registrant's Senior Executive Bonus Plan for 1994 (incorporated by reference to the 1993 Form 10-K).

10.09         The Registrant's Key Contributor Bonus Plan for 1994 (incorporated by reference to the 1993 Form 10-K).

10.10         The Registrant's Cash or Deferred Profit Sharing Plan, as currently in effect (certain amendments are incorporated by reference to the 1993 Form 10-K; the Plan itself is incorporated by reference to Exhibit
              10.12 to the Registrant's Form S-4 Registration Statement (No. 33-31673), originally filed on October 18,
              1989 (the "1989 Form S-4")).


EXHIBIT
NUMBER                  EXHIBIT TITLE
- - ------                  -------------
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

10.12         Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575
              River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-
              K).

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


EXHIBIT
NUMBER                  EXHIBIT TITLE
- - -------                 -------------
10.18         Amendment Number 1, dated March 2, 1988, to Lease Agreement for 2820 Orchard Parkway, San Jose,
              California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the 1990
              Valid Form 10-K).

10.19         Form of Executive Compensation Agreement dated May 1989 between Registrant and Mr. Costello (incorporated by reference to Exhibit 10.20 to the 1989 Form S-4).

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

10.24         Offer letter to H. Raymond Bingham dated May 12, 1993 (incorporated by reference to the 1993 Form 10-K).
              10.25 Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to the 1993 Form 10-K).

10.25         Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to the 1993 Form 10-K).

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


EXHIBIT
NUMBER                  EXHIBIT TITLE
- - ------                  -------------
10.27    1993 Non-Statutory Stock Option Plan, (incorporated by reference to Exhibit 4.05 to the 1994 Form S-8).

*10.28   Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent.

*10.29   Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-Vincentelli


___________
*Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1994.

(b)      No reports on Form 8-K have been filed during the quarter ended June
         30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CADENCE DESIGN SYSTEMS, INC.
                                      (REGISTRANT)


DATE:  November 14, 1994              By: /s/ Joseph B. Costello
       -----------------                  ----------------------
                                          JOSEPH B. COSTELLO
                                          President and Chief Executive Officer




DATE:  November 14, 1994              By: /s/ H. Raymond Bingham
       -----------------                  ----------------------
                                          H. RAYMOND BINGHAM
                                          Executive Vice President
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                  EXHIBIT TITLE
- - ------                  -------------
2.01          Agreement of Merger and Plan of Reorganization by and among
              Registrant, Simon Software, Inc. and Redwood Design Automation,
              Inc. ("Redwood") dated as of July 8, 1994.

2.02 Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Acquisition Corporation.

10.01         The Registrant's 1987 Stock Option Plan, as amended to date,
              (incorporated by reference to Exhibit 4.01 to the Registrant's
              Form S-8 Registration Statement (No. 33-53913) filed on May 31,
              1994 (the "1994 Form S-8")).

10.02         Form of Stock Option Agreement and Form of Stock Option Exercise
              Request, as currently in effect under the Registrant's 1987 Stock
              Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).

10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise
              Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 of the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to Exhibit
              10.08 - 10.10 of the 1988 Form S-1).

10.04         The Registrant's 1993 Directors Stock Option Plan including the
              Stock Option Grant (incorporated by reference to the Registrant's
              Form 10-K for the fiscal year ended December 31, 1993 (the "1993
              Form 10- K")).

10.05         The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 4.03 of the 1994 Form S-8).

10.06         The Registrant's Senior Executive Bonus Plan for 1993
              (incorporated by reference to Exhibit 10.07 of the Registrant's
              Form 10-K for the fiscal year ended December 31, 1992 (the "1992
              Form 10-K")).

10.07         The Registrant's Key Contributor Bonus Plan for 1993
              (incorporated by reference to Exhibit 10.08 of the 1992 Form
              10-K).

EXHIBIT
NUMBER                  EXHIBIT TITLE
- - -------                 -------------

10.08         The Registrant's Senior Executive Bonus Plan for 1994
              (incorporated by reference to the 1993 Form 10-K).

10.09         The Registrant's Key Contributor Bonus Plan for 1994
              (incorporated by reference to the 1993 Form 10-K).

10.10 The Registrant's Cash or Deferred Profit Sharing Plan, as currently in effect (certain amendments are incorporated by reference to the 1993 Form 10-K; the Plan itself is incorporated by reference to Exhibit 10.12 to the Registrant's Form S-4
              Registration Statement (No. 33-31673), originally filed on
              October 18, 1989 (the "1989 Form S-4")).

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

10.12 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575 River Oaks Parkway, San Jose,
              California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10- K).

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

EXHIBIT
NUMBER                  EXHIBIT TITLE
- - -------                 -------------

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

10.19         Form of Executive Compensation Agreement dated May 1989 between
              Registrant and Mr. Costello (incorporated by reference to Exhibit
              10.20 to the 1989 Form S-4).

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

10.24         Offer letter to H. Raymond Bingham dated May 12, 1993
              (incorporated by reference to the 1993 Form 10-K).

10.25 Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to the 1993 Form 10-K).

EXHIBIT
NUMBER                  EXHIBIT TITLE
- - -------                 -------------

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

10.27 1993 Non-Statutory Stock Option Plan, (incorporated by reference to Exhibit 4.05 to the 1994 Form S-8).

*10.28 Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent.

*10.29        Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-
              Vincentelli.

___________
*Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1994.