Form 10-Q
period 1994-09-30
CADENCE DESIGN SYSTEMS INC
filed 1994-11-14
CIK 813672

                                   FORM 10-Q

                                 --------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -----------------

                         Commission file number 1-10606


                          CADENCE DESIGN SYSTEMS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                       77-0148231
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



555 River Oaks Parkway, San Jose, California                95134
- - --------------------------------------------              ----------
(Address of principal executive offices)                  (Zip Code)



                (408) 943-1234
- - --------------------------------------------------
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  __X__   No  _____


At October 28, 1994 there were 38,751,031 shares of the registrant's Common Stock, $0.01 par value outstanding.

                          CADENCE DESIGN SYSTEMS, INC.


                                     INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE NO.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
           September 30, 1994 and December 31, 1993                          3

         Condensed Consolidated Statements of Income:
           Three and Nine Months Ended September 30, 1994 and 1993           4

         Condensed Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 1994 and 1993                     5

         Notes to Condensed Consolidated Financial
           Statements                                                        6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   13



Signatures                                                                  16

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       September 30,    December 31,
                                                           1994             1993
                                                       -------------    ------------
                                                        (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                                $  57,051        $ 61,382
Short-term investments                                      19,264          31,423
Accounts receivable, net                                    70,260         101,890
Inventories                                                  5,360           5,744
Prepaid expenses and other assets                           14,452          18,036
                                                         ---------        --------

         Total current assets                              166,387         218,475
                                                         ---------        --------

Property, plant and equipment, net                          93,172          61,477
Software development costs, net                             28,996          31,265
Purchased software and other intangibles, net               10,959          12,787
Other assets                                                10,089          15,297
                                                         ---------        --------

Total assets                                             $ 309,603        $339,301
                                                         =========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term obligations                 $   2,991        $  3,962
Accounts payable                                            11,866          13,513
Accrued liabilities                                         46,350          51,352
Income taxes payable                                         6,465           6,541
Deferred revenue                                            51,297          38,111
                                                         ---------        --------

         Total current liabilities                         118,969         113,479
                                                         ---------        --------

Long-term obligations                                        2,409           4,001
Lease liabilities                                            9,763          10,722
Deferred income taxes                                        2,243           2,243
Other noncurrent liabilities                                 2,620           2,734
                                                         ---------        --------

         Total long-term liabilities                        17,035          19,700
                                                         ---------        --------

Stockholders' Equity:
Common stock                                                   470             460
Additional paid-in capital                                 258,522         250,501
Treasury shares at cost
   (8,519,384 and 4,857,200 shares, respectively)         (109,419)        (52,178)
Retained earnings                                           22,445           8,527
Accumulated translation adjustment                           1,581          (1,188)
                                                         ---------        --------

         Total stockholders' equity                        173,599         206,122
                                                         ---------        --------

Total liabilities and stockholders' equity               $ 309,603        $339,301
                                                         =========        ========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended                  Nine Months Ended
                                               ------------------                  -----------------
                                          September 30,    September 30,     September 30,    September 30,
                                              1994             1993              1994             1993
                                              ----             ----              ----             ----
                                                   (Unaudited)                        (Unaudited)
REVENUE:
Product                                    $ 68,017         $ 63,174         $ 191,849         $170,589
Maintenance                                  41,581           34,442           115,570           91,958
                                           --------         --------         ---------         --------

Total revenue                               109,598           97,616           307,419          262,547
                                           --------         --------         ---------         --------

COST OF REVENUE:
Product                                      20,078           18,869            59,054           54,652
Maintenance                                   3,018            3,967            10,152           11,770
                                           --------         --------         ---------         --------

Total cost of revenue                        23,096           22,836            69,206           66,422
                                           --------         --------         ---------         --------

Gross margin                                 86,502           74,780           238,213          196,125
                                           --------         --------         ---------         --------

OPERATING EXPENSES:
Marketing and sales                          40,566           41,216           119,008          117,683
Research and development                     18,858           17,911            54,146           50,963
General and administrative                    9,942            9,635            30,348           28,482
Restructuring costs                           - - -            - - -             - - -           13,450
Provision for settlement of litigation        - - -            - - -            10,054            - - -
Write-off of in-process research and
    development                               4,653            - - -             4,653            - - -
                                           --------         --------         ---------         --------
Total operating expenses                     74,019           68,762           218,209          210,578
                                           --------         --------         ---------         --------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                 12,483            6,018            20,004          (14,453)

Other income, net                               160              369               950            1,471
                                           --------         --------         ---------         --------

Income (loss) from continuing operations
    before provision (benefit) for income
    taxes                                    12,643            6,387            20,954          (12,982)

Provision (benefit) for income taxes          3,160            1,314             5,238           (4,126)
                                           --------         --------         ---------         --------

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS                         9,483            5,073            15,716           (8,856)

LOSS FROM DISCONTINUED
  OPERATIONS                                  - - -           (1,331)            - - -           (2,886)
                                           --------         --------         ---------         --------

NET INCOME (LOSS)                          $  9,483         $  3,742         $  15,716         $(11,742)
                                           ========         ========         =========         ========
NET INCOME (LOSS) PER SHARE
  From continuing operations               $    .22         $    .11         $     .36         $   (.20)
  From discontinued operations                - - -             (.03)            - - -             (.07)
                                           --------         --------         ---------         --------
         Net income (loss) per share       $    .22         $    .08         $     .36         $   (.27)
                                           ========         ========         =========         ========

Weighted average common and common
  equivalent shares outstanding              43,044           45,016            44,330           43,385
                                           ========         ========         =========         ========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Nine Months Ended
                                                                        -----------------
                                                             September 30,             September 30,
                                                                 1994                      1993
                                                             -------------             -------------
                                                                           (Unaudited)
CASH AND CASH INVESTMENTS AT
  BEGINNING OF PERIOD                                           $ 61,382                  $ 78,976
                                                                --------                  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               15,716                   (11,742)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                 32,655                    32,775
    Lease liabilities                                             (1,033)                   (2,488)
    Deferred income taxes, noncurrent                              - - -                     5,824
    Write-offs of capitalized software development costs,
      purchased software and intangibles                             807                     - - -
    Accruals for severance and facilities restructure costs        - - -                     6,833
    Decrease in other noncurrent liabilities                        (140)                      (14)
    Write down and reserve of assets related to restructure        - - -                     6,617
    Write-off of in-process research and development               4,653                     - - -
    Net changes in current assets and liabilities, net of
      business combinations accounted for as a purchase:
    Decrease in accounts receivable                               35,560                    42,461
    Decrease (increase) in inventories                               340                      (446)
    Decrease (increase) in prepaid expenses
      and other assets                                             6,391                   (11,942)
    Decrease in accrued liabilities and payables                  (2,208)                  (11,421)
    Increase in deferred revenue                                  12,121                     7,750
    Increase in deferred taxes                                     - - -                     1,221
                                                                --------                  --------
             Net cash provided by operating activities           104,862                    65,428
                                                                --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                           (47,337)                  (73,014)
    Sale of short-term investments                                59,496                    39,800
    Purchase of property and equipment                           (10,516)                  (14,553)
    Capitalization of software development costs                  (8,223)                  (11,754)
    Increase in other assets and purchased
      software and intangibles                                    (1,411)                     (908)
    Payment for purchase of third-party interests in
      partnerships, net of cash acquired                          (8,729)                    - - -
    Cash advanced to Redwood prior to acquisition                 (1,855)                    - - -
    Sale of put warrants                                           8,051                     - - -
    Purchase of call options                                      (8,051)                    - - -
                                                                --------                  --------
        Net cash used for investing activities                   (18,575)                  (60,429)
                                                                --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable and long-term
      obligations                                                (28,571)                   (6,577)
    Sale of common stock, net of notes receivable from
      stockholders                                                 8,031                     8,178
    Purchase of treasury stock, net                              (69,655)                  (31,910)
                                                                --------                  --------
        Net cash used for financing activities                   (90,195)                  (30,309)
                                                                --------                  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (423)                   (1,326)
                                                                --------                  --------
DECREASE IN CASH AND CASH INVESTMENTS                             (4,331)                  (26,636)
                                                                --------                  --------
CASH AND CASH INVESTMENTS AT END OF PERIOD                      $ 57,051                  $ 52,340
                                                                ========                  ========

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

3.       PURCHASE OF REDWOOD DESIGN AUTOMATION, INC.

In August 1994 the Company acquired all of the outstanding stock of Redwood Design Automation, Inc. ("Redwood") for approximately 419,000 shares of the Company's common stock. The purchase price also includes $1.8 million of net advances made to Redwood, prior to the acquisition, which were not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic system design. The acquisition was accounted for as a purchase, and the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million is reflected as a one-time charge to operations in the third quarter for the write-off of in-process research and development as it had not reached technological feasibility. The remaining intangibles of $2.1 million will be amortized over a useful life of two years.

The following pro forma information shows the results of operations for the nine months ended September 30, 1994 and 1993 as if the Redwood acquisition had occurred at the beginning of each period presented and at the purchase price established in August 1994. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1994 combine the Company's results for the nine month period ended September 30, 1994 with the results of Redwood for the period from January 1, 1994 through the date of acquisition. The pro forma results for 1993 combine the Company's results for the nine month period ended September 30, 1993 with Redwood's nine month fiscal period from February 1, 1993 through October 31, 1993. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of two years.

                                                             Nine months ended
                                                             -----------------
                                                     September 30,       September 30,
                                                         1994                1993
                                                         ----                ----
                                                               (in thousands)
Revenue                                                $308,005            $262,672

Net income (loss) from continuing operations           $ 12,599            $(13,646)
                                                       ========            ========
Net income (loss) per share from
         continuing operations                         $    .28            $   (.31)
                                                       ========            ========
Weighted average common and common
         equivalent shares outstanding                   44,725              43,804
                                                       ========            ========


4.       DISCONTINUED OPERATIONS

In December 1993 the Company sold its Automated Systems ("ASI") division. The operating results of ASI have been reported as discontinued operations in the consolidated statements of income for all periods presented. Revenue of the discontinued division was approximately $2.8 million and $8.9 million for the quarter and nine months ended September 30, 1993, respectively.

5.       PURCHASE OF COMDISCO SYSTEMS, INC.

In June 1993 the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc., in exchange for 1,050,000 shares of the Company's common stock and a warrant to purchase 1,300,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the results of Comdisco from the date of acquisition forward have been recorded in the Company's consolidated financial statements. Comparative pro forma financial information has not been presented as the results of operations for Comdisco are not material to the Company's consolidated financial statements.

6.       DISCLOSURE OF NONCASH INVESTING ACTIVITIES

As discussed in Note 2 the Company purchased all third-party interests in two real estate partnerships for approximately $9 million. In connection with the acquisition, net assets acquired were as follows (in thousands):

         Property and other assets                   $ 36,083
         Liabilities assumed                          (23,576)
         Less cash acquired                            (3,778)
                                                     --------
         Total                                       $  8,729
                                                     ========

As discussed in Note 3 the Company purchased all the outstanding stock of Redwood for approximately 419,000 shares of the Company's common stock. The purchase price also includes $1.8 million of net advances made to Redwood, prior to the acquisition, which were not repaid. In connection with the acquisition, net assets acquired were as follows (in thousands):

         Trade accounts receivable and other
           current assets                           $   562
         Intangibles, including in-process
           research and development                   6,756
         Property, equipment and other
           long-term assets                             541
         Current liabilities assumed                 (1,162)
         Long-term liabilities assumed                 (292)
                                                    -------
           Net assets acquired                      $ 6,405
                                                    =======

7.       INVESTMENTS IN DEBT AND EQUITY SECURITIES

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". There was no effect on the Company's operating results due to the adoption of this statement. The Company classifies its investments as "held-to-maturity" for the purposes of this statement. The investments mature at various dates through August 1995.

8.       NET INCOME (LOSS) PER SHARE

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

9.       INVENTORIES

Inventories, which consist primarily of testing equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                          September 30,        December 31,
                                              1994                 1993
                                          -------------        ------------
                                           (Unaudited)
         Raw materials and supplies          $1,298               $2,240
         Work-in-progress                     2,327                2,214
         Finished goods                       1,735                1,290
                                             ------               ------
         Total                               $5,360               $5,744
                                             ======               ======

10.      COMMITMENTS AND CONTINGENCIES

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

In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. The agreements are subject to negotiation and execution of final settlement agreements and final court approval. In May 1994, after negotiation, the Company's secondary insurance carrier agreed to provide coverage on the second lawsuit. Accordingly, net income for the second quarter included a credit to operating expenses of approximately $2.1 million for additional insurance proceeds and the reduction of accruals for legal expenses relating to the provision taken in the first quarter for settlement of the two shareholder class action suits. At September 30, 1994, the total settlement amount has been remitted into escrow.

11.      PUT WARRANTS

During the second and third quarters of 1994, the Company, through private placement, sold four million put warrants. Each warrant entitles the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $13.13 to $16.58 per share. Additionally, during this same period, the Company purchased three million call options that entitle the Company to buy on a specified date one share of common stock each, at prices ranging from $14.94 to $17.83 per share. The Company has the right to settle the put warrants with stock, or a cash or stock settlement equal to the difference between the exercise price and market value at the date of exercise. The put warrants and call options outstanding at September 30, 1994 are exercisable on various dates between April 1995 and September 1995. These securities had no significant dilutive effect on net income per share for the periods presented.

At June 30, 1994 the amount related to the Company's maximum potential repurchase obligation under the put warrants had been classified as temporary equity (put warrants) outside of stockholders' equity. During the third quarter ended September 30, 1994 the Company amended its settlement agreements with respect to the put warrants to allow for a stock settlement equal to the difference between the exercise price and market value at the date of exercise. Accordingly, as the Company, at September 30, 1994, has both the unconditional right and the intent to settle these put warrants with stock, no amount has been classified out of stockholders' equity in the accompanying balance sheet. For information concerning the maximum potential repurchase obligation at September 30, 1994, see "Liquidity and Capital Resources" in Item 2., below.

12.      SUBSEQUENT EVENT

In October 1994 the Company acquired all third-party interests in a real estate partnership in which it was a 49% limited partner, for approximately $6.1 million in cash. The partnership owns land and buildings which are leased to the Company and are subject to a secured note in the amount of approximately $23.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the third quarter ended September 30, 1994 was $109.6 million compared with $97.6 million for the same period of the prior year, an increase of 12%. For the nine months ended September 30, 1994 revenue was $307.4 million, an increase of 17% from revenue of $262.5 million recorded for the same period of 1993.

Product revenue increased $4.8 million from $63.2 million for the quarter ended September 30, 1993 to $68.0 million for the quarter ended September 30, 1994. The increased product revenue is primarily the result of increased demand for the Company's integrated circuit (IC) and automated test engineering (ATE) products and increased Spectrum Services consulting revenue. For the nine month period ended September 30, 1994 product revenue was $191.8 million as compared to $170.6 million for the same period in 1993. The increase in product revenue for the nine month period is partially due to improved economic conditions, increased demand for the Company's products primarily in the IC and ATE product areas, the addition of Comdisco operations and increased Spectrum Services consulting revenue. Maintenance revenue increased by $7.1 million and $23.6 million for the three and nine month periods ended September 30, 1994, respectively, as compared to the same periods in 1993, in part because of a larger customer base, continued focus on customer renewals and the addition of Comdisco operations in June 1993.

Cost of product was $20.1 million and $59.1 million for the three and nine month periods ended September 30, 1994, respectively, as compared to $18.9 million and $54.7 million for the same periods in 1993. The increase in cost of product for the quarter ended September 30, 1994 related to the Company's consulting business, Spectrum Services, and purchased software amortization and was partially offset by decreased royalty expense. The increase in cost of product for the nine month period ended September 30, 1994 is partially the result of increased expenses related to the addition of Comdisco operations and increased Spectrum Services operations, increased amortization and write-off of purchased software and intangibles and increased costs associated with the higher ATE revenue which has lower gross margins. Cost of maintenance decreased from $4.0 million and $11.8 million for the quarter and nine month periods ended September 30, 1993, respectively, to $3.0 million and $10.2 million for the same periods in 1994. These decreases resulted primarily from utilizing a more cost-effective update program and lower cost media in 1994.

As a result of the factors discussed above, gross margin increased from 77% and 75% for the three and nine month periods ended September 30, 1993, respectively, to 79% and 77% for the same periods in 1994.

Marketing and sales expenses decreased to $40.6 million for the quarter ended September 30, 1994 as compared to $41.2 million for the same period in 1993. For the nine months ended September 30, 1994, as compared to the same period in the prior year, marketing and sales expenses increased from $117.7 million to $119.0 million. This increase in marketing and sales expense for the nine month period was primarily due to increased facilities costs and the addition of Comdisco operations.

Research and development expenses for the quarter ended September 30, 1994 were $18.9 million as compared to $17.9 million for the same period of the prior year, an increase of 5%. Capitalization of software development costs for the quarters ended September 30, 1994 and 1993 was $2.1 million and $3.8 million, which represented 10% and 18% of total research and development expenditures made in each of those periods, respectively. For the nine months ended September 30, 1994, research and development expenses were $54.1 million compared with $51.0 million for the same period in 1993, after capitalization of $8.2 million and $11.8 million, which represented 13% and 19% of total research and development expenditures made in those periods, respectively. The amount of software development costs capitalized in any given period may vary depending on the exact nature of the development performed. Gross research and development expenditures before capitalization decreased from $21.8 million for the three months ended September 30, 1993 to $21.0 million for the same period in the current year and decreased from $62.7 million for the nine months ended September 30, 1993 to $62.4 million for the same period in the current year. The decrease for the nine month period was primarily due to cost savings resulting from the Company's purchase, in the first quarter of 1994 of previously leased facilities and decreased capital equipment costs which was partially offset by increased costs related to the addition of Comdisco and Redwood Operations.

General and administrative expenses increased to $9.9 million for the quarter ended September 30, 1994 from $9.6 million for the same period in 1993, an increase of 3%. For the nine months ended September 30, 1994, general and administrative expenses were $30.3 million as compared to $28.5 million for the same period in 1993, an increase of 7%. The year over year increase for the nine month period was primarily the result of increased costs related to professional services, provision for bad debts and Comdisco operations partly offset by cost savings resulting from the Company's purchase in the first quarter of 1994 of previously leased facilities.

In the third quarter of 1994 the Company recorded costs of $4.7 million related to the write-off of in-process research and development associated with the Redwood acquisition (see Note 3 of Notes to Condensed Consolidated Financial Statements).

In March 1994 the Company recorded a provision of $12.1 million for settlement of the stockholder class action lawsuits filed against the Company and certain of its officers and directors in 1991 and 1993. This provision was comprised of $17.9 million for settlement payments and legal costs offset by $5.8 million of receivables due from the Company's insurance carriers. In May 1994, after negotiation, the Company's secondary insurance carrier agreed to provide coverage on the second lawsuit. Accordingly, the results of operations for the second quarter ended June 30, 1994 included a $2.1 million credit to operating expenses for the additional insurance proceeds received and the reduction of accruals for legal expenses relating to the provision taken in the first quarter.

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

Net other income for the third quarter ended September 30, 1994 was $.2 million compared with $.4 million for the same period in 1993. For the nine months ended September 30, 1994, net other income was $1.0 million as compared to $1.5 million for the same period in 1993. The decrease in other income for the nine month period is primarily the result of increased minority interest expense related to the Company's Japanese subsidiary.

The Company's estimated annual effective tax rate for fiscal 1994 is 25% as compared to 26% for the nine months ended September 30, 1993.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1994 the Company's cash and cash investments and short-term investments decreased $16.5 million from $92.8 million to $76.3 million. This decrease was primarily due to net cash used for investing and financing activities exceeding net cash generated from operating activities. Cash provided by operating activities included a $35.6 million decrease in accounts receivable due to improved collections and a $12.1 million increase in deferred revenue. The increase in deferred revenue is comprised of increased deferred maintenance due to a larger customer base and continued focus on customer renewals and an increase in certain product revenue deferred in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition". Cash used for financing activities included approximately $69.7 million of treasury stock purchases and an approximate $23.5 million payment of a construction loan.

The Company has an authorized stock repurchase program. Prior to 1993, the Company authorized the repurchase of up to 2.8 million shares of common stock in the open market to satisfy its estimated requirements for shares to be issued under its employee stock option and stock purchase plans. In April 1993, February 1994 and June 1994, the Company authorized the repurchase of an additional 4.0 million shares, 2.9 million shares and 5.2 million shares, respectively, of common stock from time to time. Subsequent to September 30, 1994 the Company authorized the additional repurchase of 5.3 million shares. Some purchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans. As part of its authorized stock repurchase program, the Company had a maximum potential obligation at September 30, 1994 to buy back four million shares of its common stock at an aggregate price of approximately $60.7 million. These potential obligations related to the sale of put warrants are exercisable on various dates between April 1995 and September 1995. The election by the Company to settle the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share value of the Company's common stock at exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by holders of the put warrants of shares of the Company's common stock that such holders may have accumulated in anticipation of their exercise of the put warrants.

In addition to the $76.3 million in cash and cash investments and short-term investments at September 30, 1994, the Company had available approximately $15.0 million under equipment lease lines and $17.5 million under bank lines of credit. The Company was not in compliance with certain financial covenants under its lines of credit as of September 30, 1994, primarily due to its stock repurchase activity. The items of noncompliance related to net worth, stock repurchase and current ratio levels. Subsequent to September 30, 1994, the Company obtained waivers of the noncompliance from the banks. The Company is currently in the process of renegotiating the bank lines of credit and has obtained extensions of the current lines of credit through May and June 1995.

Anticipated cash requirements for the fourth quarter of 1994 and fiscal 1995 include the purchase of treasury stock, payment of $6.1 million for the purchase of all third-party interests in a real estate partnership (see Note
12) and contemplated additions of capital equipment and the potential payment of the $23.7 million secured loan assumed as part of the October 1994 real estate acquisition.

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

In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. The agreements are subject to negotiation and execution of final settlement agreements and final court approval. In May 1994 after negotiation, the Company's secondary insurance carrier agreed to provide coverage on the second lawsuit. Accordingly, net income for the second quarter included a credit to operating expenses of approximately $2.1 million for additional insurance proceeds and the reduction of accruals for legal expenses relating to the provision taken in the first quarter for settlement of the two shareholder class action suits. At September 30, 1994, the total settlement amount has been remitted into escrow.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

EXHIBIT
NUMBER                                EXHIBIT TITLE
- - -------                               -------------
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

10.04    The Registrant's 1993 Directors Stock Option Plan including the Stock
         Option Grant (incorporated by reference to Exhibit 4.04 of the Registrant's 1994 Form S-8).

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



EXHIBIT
NUMBER                                EXHIBIT TITLE
- - -------                               -------------
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

10.20 Offer letter to H. Raymond Bingham dated May 12, 1993 (incorporated by reference to the 1993 Form 10-K).

10.21 Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to the 1993 Form 10-K).

10.22    Letter agreement dated March 9, 1994 by and among C.T. Properties, Inc.
         ("General Partner"), Registrant, Montague Investors, L.P. ("Montague") and David M. Thede ("Thede") whereby Registrant acquired all of Thede's ownership interests in the C.T. Montague I, L.P. and C.T.
         Montague II, L.P. limited partnerships and the General Partner and all of Montague's interests in C.T. Montague I, L.P. (incorporated by reference to the 1993 Form 10-K).

10.23    1993 Non-Statutory Stock Option Plan, (incorporated by reference to
         Exhibit 4.05 to the 1994 Form S-8).


EXHIBIT
NUMBER                                EXHIBIT TITLE
- - ------                                -------------
10.24    Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent
         (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the "1994 Second Quarter
         Form  10-Q")).

10.25    Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-
         Vincentelli (incorporated by reference to the 1994 Second Quarter Form
         10-Q).

10.26    Letter agreement dated August 17, 1994 by and among Registrant, Morris
         Management Company (the "General Partner"), and Morris Associates VI,
         L.P. ("Morris") whereby Registrant acquired all of the interests in River Oaks Place Associates, L.P. (incorporated by reference to the
         Registrant's Form 8-K filed November 14, 1994).

10.27 Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood Design Automation, Inc. ("Redwood") dated as of July 8, 1994 (incorporated by reference to the Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second
         Quarter Form 10-Q, filed November 14, 1994).

10.28    Agreement of Merger dated as of August 1, 1994 between Redwood and CDS
         Acquisition Corporation (incorporated by reference to the Registrant's
         Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14, 1994).

10.29    Form of Stock Option Agreement for Registrant's 1993 Non-Statutory
         Stock Option Plan.

27.1     Financial data schedule for the period ended September 30, 1994.

(b)      No reports on Form 8-K have been filed during the quarter ended
         September 30, 1994.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CADENCE DESIGN SYSTEMS, INC.
                                  (REGISTRANT)


DATE: November  14, 1994          By: /s/ Joseph B. Costello
      ------------------             --------------------------------------
                                      JOSEPH B. COSTELLO
                                      President and Chief Executive Officer




DATE: November  14, 1994         By: /s/ H. Raymond Bingham
      ------------------            ---------------------------------------
                                     H. RAYMOND BINGHAM
                                     Executive Vice President
                                     and Chief Financial Officer