Form 10-K405/A
period 1993-12-31
CADENCE DESIGN SYSTEMS INC
filed 1995-03-10
CIK 813672

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                --------------

                                 FORM 10-K/A
                               AMENDMENT NO. 1

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended         December 31, 1993

                                      OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                  to
                               ----------------    ----------------

                        Commission file number 0-10606

                         CADENCE DESIGN SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      77-0148231
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

555 River Oaks Parkway, San Jose, California             95134
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (408) 943-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Common Stock, $.01 par value per share    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of the voting stock held on March 25, 1994 by non-affiliates of the registrant: $433,260,556

Number of shares of common stock outstanding:   41,265,044

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on May 17, 1994 are incorporated by reference into Part III hereof.

                          CADENCE DESIGN SYSTEMS, INC.

                         1993 FORM 10-K/A ANNUAL REPORT

                               Table of Contents

                                                                           Page
                                                                           ----
                                     PART 1

Item 1.     Business                                                         1

                                    PART II

Item 6.     Selected Financial Data                                         11

Item 7.     Management's Discussion and Analysis of Financial               11
            Condition and Results of Operations




                                    PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports          19
            on Form 8-K

 Signatures                                                                 47

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


         Cadence was formed as a result of the merger of SDA Systems, Inc. ("SDA") into ECAD, Inc. ("ECAD") in May 1988. ECAD commenced operations in 1982. SDA commenced operations in 1983. The Company's name was changed to Cadence Design Systems, Inc. in June 1988. In March 1989, Cadence acquired Tangent Systems Corporation ("Tangent"). In December 1989, Cadence merged with Gateway Design Automation Corporation ("Gateway"), a leading EDA supplier of digital logic simulation software. In July 1990 Cadence merged with Automated Systems, Inc. ("ASI"), a company that marketed products and services related to the design and manufacture of electronic printed circuit boards ("PCBs") to the aerospace, defense, computer and telecommunications industries. In December 1991 Cadence merged with Valid Logic Systems Incorporated ("Valid"), a company that developed and supported EDA software used to design electronic systems, PCBs and applications for electronic product designs involving advanced packaging technology such as hybrids and multi-chip modules ("MCMs"). In June 1993 Cadence acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco") a subsidiary of Comdisco, Inc. Comdisco develops, markets and supports digital signal processing software products in the electronic systems applications area. In December 1993 the Company sold its ASI division. The operating results of ASI have been reported as a disposal of a division and included as loss (income) from operations of disposed division within operating expenses for all years presented. The loss on disposal of $6.0 million is classified in other income (expense) in the 1993 statement of income.


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

PRODUCT STRATEGY AND PRODUCTS

      Cadence's goal is to provide technology that accelerates the creation of innovative electronic products, enabling designers to bring complex products to market quickly and reliably. To meet this goal consistently, Cadence has adopted the following core product strategies:

     - Focus development efforts on collapsing the most complex and time-consuming aspects of the design process
     - Provide full integration of leading-edge tools into a unified environment
     - Deliver solutions that combine software tools and advanced design methodologies to streamline the overall design process

      CORE PRODUCT TECHNOLOGY Cadence believes that within its integrated solutions approach, customers still demand high performance point tools for certain functions. By focusing technology development efforts to address the most complex and time-consuming aspects of the design process, Cadence has delivered a suite of individual design tools that has become well known in the industry. These tools, which address all major areas of the design process, include:

     - Allegro(TM) and Prance-XL(TM) for board and MCM layout, along with integrated layout analysis tools, DF/SigNoise(TM), DF/Thermax(TM), and DF/Viable(TM)
     - Analog Artist(TM) and Analog Workbench(TM) for analog IC and system design, respectively
     - Composer(TM) and Concept(TM) design entry environments
     - Design Framework II(TM) framework technology
     - Dracula(R) and Diva(TM) for verification
     - Gate Ensemble(TM), Cell Ensemble(TM) and Block Ensemble(TM) for place and route
     - Preview(TM)  for ASIC and IC floorplanning
     - Profile(TM) analog behavioral language
     - Spectre(TM), Cadence Spice(TM) and SpicePlus(TM) for analog simulation
     - Synergy(TM) family for circuit synthesis and optimization
     - Verilog-XL(TM) and Leapfrog(TM) VHDL  for top-down digital simulation
     - Virtuoso(TM) products for custom IC layout and library development

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

         Allegro, one of the industry's most comprehensive and production-proven systems design environments includes: the DF/Viable(TM) reliability analyzer, the DF/SigNoise(TM) and signal integrity analysis modules, the DF/Thermax(R) thermal analysis software, and the Prance-XL(TM) routers.

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

         ASIC DESIGN Cadence helped pioneer the use of top-down design by ASIC designers with its Verilog-XL simulator and Verilog(R) HDL design language. Building on what is now the most broadly used top-down method in the industry, Cadence offers a complete and production-proven top-down design system.

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

         Cadence's principal marketing objectives are:

         - Offer high quality, complete and integrated design solutions
         - Provide best-in-class technologies in critical design areas
         - Deliver a standards-driven, open design environment
         - Utilize Cadence's worldwide resources to solve customers' complex design challenges and serve global customers

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

ITEM 6.       SELECTED FINANCIAL DATA

For the years ended December 31,
(In thousands, except per share amounts)

                                             1993            1992          1991         1990          1989
                                             ----            ----          ----         ----          ----
    Revenue                               $368,623         $418,724      $379,476     $374,357     $316,692

    Restructuring costs                     13,450               --        49,901       37,978           --

    Income (loss) from operations           (8,415)          65,710       (14,744)       9,595       52,006

    Net income (loss)                      (12,779)          55,360       (22,403)      (9,348)      36,211

    Net income (loss) per share               (.30)            1.20          (.57)        (.26)         .87

    Total assets                           339,301          367,243       347,074      340,945      306,613

    Long-term obligations and redeemable
         convertible preferred stock         4,001            5,722        14,811       21,059       27,210





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


         In December 1993 the Company sold its Automated Systems ("ASI") division. ASI manufactures and provides design services for complex printed circuit boards. The operating results of ASI have been reported as a disposal of a division and included as a separate line item within operating expenses in the consolidated statements of income for all years presented. The loss on disposal of $6.0 million is classified in other income (expense) in the 1993 statement of income.

       Results of Operations

The following table sets forth for the years indicated (a) the percentage of total revenue represented by each item reflected in the Company's consolidated statements of income and (b) the percentage increase (decrease) in each such item from the prior year.

                                                                                        (b) Period to Period
                                                                                               Percentage
                                                                                          Increase (Decrease)
                                                                                          -------------------
                                              (a) Percentage of Total Revenue              1993        1992
                                                   Year Ended December 31,                 Compared with
                                            -------------------------------------
                                            1993              1992           1991          1992        1991
                                            ----              ----           ----          ----        ----
Revenue:
     Product                                  65%               75%            77%          (23)%       8%
     Maintenance                              35                25             23            23        19
                                             ---               ---            ---
         Total revenue                       100               100            100           (12)       10
                                             ---               ---            ---
Cost of revenue:
     Product                                  20                18             17            (3)       18
     Maintenance                               4                 4              6           (12)      (23)
                                             ---               ---            ---
         Total cost of revenue                24                22             23            (5)        7
                                             ---               ---            ---
Gross margin                                  76                78             77           (14)       11
                                             ---               ---            ---
Operating expenses:
     Marketing and sales                      43                38             39             1         8
     Research and development (1)             19                16             18             4        (3)
     General and administrative               10                 8              9            14        (6)
     Restructuring costs                       4                --             13             *         *
     Loss (income) from operations
              of disposed division             2                --              1             *         *
                                             ---               ---            ---
         Total operating expenses             78                62             80             9       (14)
                                             ---               ---            ---
Income (loss) from operations                 (2)               16             (3)            *         *
                                             ---               ---            ---

Total other income (expense)                  (1)               --             --             *         *
                                             ---               ---            ---
Income (loss) before provision
      for income taxes                        (3)               16             (3)            *         *
Provision for income taxes                    --                 3              3             *        27
                                             ---               ---            ---

Net income (loss)                             (3)               13             (6)            *         *
Series A-1 preferred stock dividend           --                --             --            -- %     (58)%
                                             ---               ---            ---
Net income (loss) attributable to
     common stockholders                      (3)%              13%            (6)%           *         *
                                             ===               ===            ===


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

Revenue


              Total revenue was approximately $368.6 million, $418.7 million and $379.5 million for the years ended December 31, 1993, 1992 and 1991, respectively. Total revenue decreased approximately $50.1 million for the year ended December 31, 1993 as compared to the prior year and increased approximately $39.2 million in 1992 as compared to 1991. The decrease in total revenue in 1993 was primarily due to a $74.0 million decrease in product revenue due to weak economic conditions, principally in Japan and lower sales volume for the Company's products, as well as a shift in the Company's systems product strategy. This shift in strategy refocused the Company's development efforts on a product previously developed and marketed by an acquired company. This product had been discontinued near the time of the acquisition due to an overlap of products in the newly combined company. As a result of this change, a significant portion of the Company's selling efforts were focused on explaining this shift in product strategy to the Company's existing and potential customers rather than engaging in normal sales activities, resulting in a reduction in revenue in 1993. The decrease in product revenue was offset somewhat by the acquisition of Comdisco. While product revenue decreased in 1993, maintenance revenue increased by $23.9 million due to increased focus on customer renewals, combined with a larger customer base. The growth in total revenue in 1992 compared to 1991 was comprised of $22.9 million in product revenue due to increased demand for the Company's products, including the new Valid products as a result of the merger, and improved economic conditions in 1992 as compared to 1991, and a $16.3 million increase in maintenance revenue.


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


              Revenue from international sources was approximately $183.6 million, $215.4 million and $197.6 million or 50%, 51% and 52% of total revenue for each of the three years ended December 31, 1993, 1992 and 1991, respectively. The decrease in 1993 was principally related to decreased sales volume in Japan. In the first quarter of 1994, the Company began to take certain steps to address the impact on its revenue of the weak Japanese economy. The Company began to reorganize its direct sales force in Japan and make changes to certain of its distribution relationships. There can be no assurance, however, that these steps will strengthen the Company's revenue volume in Japan. It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights. Due to the continuing adverse business conditions in Japan, the Company has experienced and can expect to experience a reduced level of activity from this important market. A continued low level or further reduction of orders from Japan could have a material adverse impact on the Company's results of operations.


Cost of Revenue

              Total cost of revenue was approximately $89.4 million, $94.0 million and $87.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. Total cost of revenue decreased $4.6 million in 1993 compared to 1992 and increased $6.4 million in 1992 compared to 1991. The decrease in 1993 consisted of a $2.5 million decrease in product cost of revenue due to the decrease in product revenue and related costs, reduced costs due to restructure actions including related headcount reductions as well as the discontinuance in 1992 of sales of third-party hardware. This decrease was slightly offset by an increase in cost of product associated with the newly acquired Comdisco operations and a $4.0 million increase in amortization of software development costs, purchased software and other intangibles. Cost of maintenance also decreased $2.1 million in 1993 as compared to 1992 even though revenue increased due to the streamlining of the maintenance renewal process which includes a more cost-effective update program and lower cost media. The increase in total cost of revenue in 1992 as compared to 1991 consisted of an $11.7 million increase in cost of product, which was offset by a $5.4 million decrease in cost of maintenance. The increase in cost of product was primarily due to an increase in royalties of approximately $2.4 million and other related software product costs. The increase in software costs in 1992 was primarily a result of the expansion-related increase in personnel and capital expenditures in the Company's operations departments, which include software tape duplication, technical documentation and support, training and consulting services. The decrease in cost of maintenance in 1992 was primarily due to post-merger restructure and efficiencies, including the reduction of personnel and other duplicate costs in 1992 due to the merger of the Company with Valid, streamlining of the maintenance renewal process and a decrease in hardware maintenance contracts and costs related to Valid. As a percentage of total revenue, cost of maintenance revenue has remained in the range of approximately 4% to 6% and cost of product revenue has been at approximately 17% to 20%.

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


Loss (Income) from Operations of Disposed Division

              The Company sold its ASI division in December 1993 and has reclassified the financial information of prior periods to report the operating results of ASI as a separate line item within operating expenses in the consolidated statements of income. The ASI operations resulted in a loss of $6.2 million, income of $.3 million and a loss of $5.3 million for the years ended December 31, 1993, 1992 and 1991, respectively. See Note 2 of Notes to Consolidated Financial Statements for further discussion.


Other Income and Expense


              Interest income was $3.2 million, $3.6 million and $6.2 million for the years ended December 31, 1993, 1992 and 1991, respectively. The decrease in interest income in 1993 and 1992 was primarily due to a decrease in interest rates which in 1992 was combined with a $20.7 million decrease in cash and cash investments and short-term investments. Interest expense was $.7 million, $.9 million and $2.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. The decrease in 1993 as compared to 1992 is due to a decrease in capital lease borrowings and other debt obligations. The decrease of $1.8 million in 1992 as compared to 1991 was due to the repayment of $18.5 million in notes payable to banks in 1991. In 1993 the Company recorded a $6.0 million loss on the disposal of its ASI division (see Note 2 of Notes to Consolidated Financial Statements). In addition, the Company incurred approximately $1.7 million of merger costs in the fourth quarter of 1991 related to the merger of the Company and Valid.


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


            As of December 31, 1993 the Company had gross deferred tax assets of approximately $72.1 million against which the Company has recorded a valuation allowance of $59.7 million, resulting in a net deferred tax asset of $12.4 million. A significant portion of the net operating loss and credit carryforwards which created the deferred tax asset were generated by Valid prior to its merger with the Company and by restructure charges recorded as a result of the merger. Management has determined, based on the Company's history of prior operating earnings and its expectations for future years, that the recorded net deferred tax asset is realizable. However, no assurances can be given that sufficient taxable income will be generated in future years for the utilization of the net deferred tax asset.

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


Net Income (Loss)

              The net loss for 1993 was $12.8 million as compared with net income of $55.4 million in 1992 and net loss of $22.4 million in 1991. The net loss in 1993 was due to a decrease in product revenue, $13.5 million recorded for restructuring costs and a $6.0 million loss on the disposal of the Company's ASI division. The net income in 1992 compared to the net loss in 1991 was partially due to increased revenue in 1992. Net income from operations was also favorably impacted by the post-merger restructure and efficiencies, including the reduction of personnel and other duplicate costs in 1992 related to the merger with Valid. The fourth quarter of 1991 also included $49.9 million of restructuring costs and $1.7 million of merger costs associated with the merger of the Company and Valid.


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


              The Company's revenue decreased in each quarter in 1993 as compared to the same quarter in the prior year. This decrease was due to weak economic conditions and reduced demand for the Company's products as well as a shift in the Company's system product strategy. In addition, the first quarter of 1993 included approximately $13.5 million of restructuring costs related to the Company's planned restructure and the fourth quarter included a $6.0 million loss on the disposal of the Company's ASI division.

(In thousands, except
per share data)


                                               1993                                               1992
                             -----------------------------------------      --------------------------------------------
                               4th         3rd        2nd        1st          4th          3rd         2nd         1st
                             --------    -------    -------   --------      --------     --------    --------    -------
Total revenue                $106,076    $97,616    $88,814   $ 76,117      $116,918     $102,436    $101,416    $97,954
Costs and expenses             97,152     92,929     88,288     98,669        94,054       87,624      85,711     85,625
Income (loss) from
    operations                  8,924      4,687        526    (22,552)       22,864       14,812      15,705     12,329

Net income (loss)            $ (1,037)   $ 3,742    $   832   $(16,316)     $ 19,988     $ 12,715    $ 12,948    $ 9,709
                             ========    =======    =======   ========      ========     ========    ========    =======
Net income (loss)
   per share                 $   (.02)   $   .08    $   .02   $   (.37)         $.44     $    .28    $    .28    $   .21
                             ========    =======    =======   ========      ========     ========    ========    =======

Weighted average
  common and common
  equivalent shares
  outstanding                  46,565     45,016     43,011     44,136        45,798       45,629      45,785     45,574
                             ========    =======    =======   ========      ========     ========    ========    =======



The amounts in the table above reflect the results of the Company adjusted to reflect the reclassification of the disposal of its ASI division in the fourth quarter of 1993 and the income and loss from operations of ASI as a component of operating expenses. Previously, ASI was reported separately as a discontinued operation in the statement of income (see Note 2 of Notes to Consolidated Financial Statements).


The following table represents quarterly information as previously reported for the Company.

(In thousands, except
  per share data)


                                                      1993                                      1992
                                        ------------------------------     -----------------------------------------------
                                           3rd        2nd       1st           4th          3rd           2nd        1st
                                        --------    -------   --------     ---------     --------     --------    --------
Total revenue                           $100,464    $91,697   $ 79,339      $120,817     $106,468     $105,854    $101,361
Costs and expenses                        95,758     91,150    101,886        97,920       91,665       90,153      89,027
Income (loss) from
    operations                             4,706        547    (22,547)       22,897       14,803       15,701      12,334

Net income (loss)                       $  3,742    $   832   $(16,316)     $ 19,988     $ 12,715     $ 12,948    $  9,709
                                        ========    =======   ========      ========     ========     ========    ========
Net income (loss)
   per share                            $    .08    $   .02   $   (.37)     $    .44     $    .28     $    .28    $    .21
                                        ========    =======   ========      ========     ========     ========    ========

Weighted average
  common and common
  equivalent shares
  outstanding                             45,016     43,011   $ 44,136        45,798       45,629       45,785      45,574
                                        ========    =======   ========      ========     ========     ========    ========

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

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                           PAGE
(a)1.    Financial Statements
         -      Report of Independent Public Accountants.................   23
         -      Independent Auditor's Report.............................   24
         -      Consolidated Financial Statements:
                -      Balance Sheets as of December 31, 1993 and 1992...   25
                -      Statements of Income for the years ended
                         December 31, 1993, 1992 and 1991................   26
                -      Statements of Stockholders' Equity for the
                         years ended December 31, 1993, 1992 and 1991....   27
                -      Statements of Cash Flows for the years ended
                         December 31, 1993, 1992 and 1991................   28
                -      Notes to Consolidated Financial Statements........   29


(a)2.    Financial Statement Schedules

         VIII Valuation and Qualifying Accounts and Reserves.............   44

         IX   Short-Term Borrowings......................................   45

         X    Supplementary Income Statement Information.................   46

            All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3.    Exhibits

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                EXHIBIT TITLE
- - -------                               -------------
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

EXHIBIT
NUMBER                                EXHIBIT TITLE
- - -------                               -------------
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

+10.04         The Registrant's 1993 Directors Stock Option Plan including the
               Stock Option Grant. *

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

10.07          The Registrant's Key Contributor Bonus Plan for 1993
               (incorporated by reference to Exhibit 10.08 of the 1992 Form
               10-K).*

+10.08         The Registrant's Senior Executive Bonus Plan for 1994.*

+10.09         The Registrant's Key Contributor Bonus Plan for 1994.*

+10.10 The Registrant's Cash or Deferred Profit Sharing Plan, as currently in effect (certain amendments are attached; the Plan itself is incorporated by reference to Exhibit 10.12 Registrant's
               Form S-4 Registration Statement (No. 33-31673), originally filed on October 18, 1989 (the "1989 Form S-4")).*

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

+10.24           Offer letter to H. Raymond Bingham dated May 12, 1993. *

+10.25           Offer letter to M. Robert Leach dated May 17, 1993. *

+10.26         Letter agreement dated March 9, 1994 by and among C.T.
               Properties, Inc.("General Partner"), Registrant, Montague
               Investors, L.P. ("Montague") and David M. Thede ("Thede") whereby
               Registrant acquired all of Thede's ownership interests in the C.T. Montague I, L.P. and C.T. Montague II, L.P. limited partnerships and the General Partner and all of Montague's interests in C.T. Montague I, L.P.

+21.01         Subsidiaries of the Registrant


23.01          Consent of Arthur Andersen LLP



23.02          Consent of Deloitte & Touche LLP

- - -------------
+              Previously filed

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

                                                   Arthur Andersen LLP


San Jose, California
January 26, 1994 (except for the matters discussed in Note 2, as to which the date is January 20, 1995)

INDEPENDENT AUDITORS' REPORT

Cadence Design Systems, Inc.
San Jose, California

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Valid Logic Systems Incorporated (a wholly-owned subsidiary of Cadence Design Systems, Inc.) and subsidiaries for the year ended December 31, 1991. These financial statements (which are not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Valid Logic Systems Incorporated and subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 27, 1992

                          CADENCE DESIGN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          AS OF DECEMBER 31, 1993 AND 1992
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                    1993                 1992
                                                                                    ----                 ----
CURRENT ASSETS:
       Cash and cash investments ............................................     $ 61,382            $ 78,976
       Short-term investments ...............................................       31,423              10,943
       Accounts receivable, less allowance of $3,471 in
         1993 and $3,154 in 1992 for doubtful accounts.......................      101,890             132,832
       Inventories ..........................................................        5,744               6,062
       Prepaid expenses and other ...........................................       18,036              18,638
                                                                                  --------            --------
                Total current assets.........................................      218,475             247,451
                                                                                  --------            --------

PROPERTY, PLANT AND EQUIPMENT, net...........................................       61,477              63,460
SOFTWARE DEVELOPMENT COSTS, net..............................................       31,265              30,618
PURCHASED SOFTWARE AND INTANGIBLES, net......................................       12,787               7,343
OTHER ASSETS    .............................................................       15,297              18,371
                                                                                  --------            --------
                  Total assets...............................................     $339,301            $367,243
                                                                                  ========            ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term obligations..............................     $  3,962            $  5,355
       Accounts payable......................................................       13,513              17,998
       Accrued liabilities ..................................................       51,352              44,080
       Income taxes payable..................................................        6,541               1,377
       Deferred income taxes ................................................           --                  20
       Deferred revenue .....................................................       38,111              25,355
                                                                                  --------            --------
                Total current liabilities....................................      113,479              94,185
                                                                                  --------            --------
LONG-TERM LIABILITIES:
       Long-term obligations.................................................        4,001               5,722
       Lease liabilities.....................................................       10,722              10,119
       Deferred income taxes ................................................        2,243               7,123
       Other noncurrent liabilities..........................................        2,734                 946
                                                                                   -------            --------
                Total long-term liabilities..................................       19,700              23,910
                                                                                   -------            --------

COMMITMENTS AND CONTINGENCIES (NOTE 9).......................................

STOCKHOLDERS' EQUITY:

       Common stock - - $.01 par value; authorized 150,000,000 shares
            Issued: 46,038,646 shares for 1993 and 43,910,394 shares for 1992
            Outstanding: 41,181,446 shares for 1993 and 43,910,394 shares
                for 1992.....................................................          460                 439
       Additional paid-in capital ...........................................      250,501             227,972
       Treasury stock, at cost (4,857,200 shares for 1993)...................      (52,178)                 --
       Retained earnings ....................................................        8,527              21,306
       Accumulated translation adjustment....................................       (1,188)               (569)
                                                                                  --------            --------
                Total stockholders' equity...................................      206,122             249,148
                                                                                  --------            --------
                  Total liabilities and stockholders' equity.................     $339,301            $367,243
                                                                                  ========            ========

      The accompanying notes are an integral part of these balance sheets.

                          CADENCE DESIGN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            1993           1992           1991
                                                                            ----           ----           ----
REVENUE:
       Product..................................................          $241,011       $315,024       $292,126
       Maintenance..............................................           127,612        103,700         87,350
                                                                          --------       --------       --------
                Total revenue...................................           368,623        418,724        379,476
                                                                          --------       --------       --------

COST OF REVENUE:
       Product..................................................            73,594         76,104         64,374
       Maintenance..............................................            15,757         17,850         23,208
                                                                          --------       --------       --------
                Total cost of revenue...........................            89,351         93,954         87,582
                                                                          --------       --------       --------

GROSS MARGIN....................................................           279,272        324,770        291,894
                                                                          --------       --------       --------

OPERATING EXPENSES:
       Marketing and sales......................................           160,212        159,009        147,180
       Research and development.................................            69,088         66,432         68,157
       General and administrative...............................            38,737         33,872         36,065
       Restructuring costs......................................            13,450             --         49,901
       Loss (income) from operations
            of disposed division................................             6,200           (253)         5,335
                                                                          --------       --------       --------
                Total operating expenses........................           287,687        259,060        306,638
                                                                          --------       --------       --------

INCOME (LOSS) FROM  OPERATIONS..................................            (8,415)        65,710        (14,744)
                                                                          --------       --------       --------

OTHER INCOME (EXPENSE):
       Interest income..........................................             3,159          3,586          6,151
       Interest expense.........................................              (723)          (853)        (2,641)
       Merger costs.............................................                --             --         (1,660)
       Loss on disposal of division.............................            (5,972)            --             --
       Other, net...............................................              (828)           (97)           691
                                                                          --------       --------       --------
                Total other income (expense) ...................            (4,364)         2,636          2,541
                                                                          --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES ..............................           (12,779)        68,346        (12,203)
PROVISION FOR INCOME TAXES......................................                --         12,986         10,200
                                                                          --------       --------       --------
NET INCOME (LOSS)...............................................           (12,779)        55,360        (22,403)
SERIES A-1 PREFERRED STOCK DIVIDEND.............................                --            559          1,344
                                                                          --------       --------       --------
NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCKHOLDERS........................................          $(12,779)      $ 54,801       $(23,747)
                                                                          ========       ========       ========
NET INCOME (LOSS) PER SHARE:....................................          $   (.30)      $   1.20       $   (.57)
                                                                          ========       ========       ========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES
     OUTSTANDING................................................            43,060         45,689         41,355
                                                                          ========       ========       ========

   The accompanying notes are an integral part of these financial statements

                          CADENCE DESIGN SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)


                                                                                                Retained
                                            Common Stock     Additional     Treasury Stock      Earnings     Accumulated
                                            ------------      Paid-In       --------------    (Accumulated   Translation
                                           Shares   Amount    Capital     Shares     Amount     Deficit)      Adjustment      Total
                                           ------   ------   ----------   ------     ------   ------------   -----------      -----
BALANCE, DECEMBER 31, 1990                 40,271     $403     $199,614       --   $     --       $ (9,748)      $ 5,368   $195,637
   Repurchase of common stock                 (80)      (1)      (1,824)      --         --             --            --     (1,825)
   Issuance of common stock to employees    1,806       18       14,839       --         --             --            --     14,857
   Payment of stock notes receivable           --       --          130       --         --             --            --        130
   Exchange of warrant for common stock       199        2           (2)      --         --             --            --         --
   Tax benefits from employee
     stock transactions                        --       --          477       --         --             --            --        477
   Series A-1 preferred stock dividends        --       --           --       --         --         (1,344)           --     (1,344)
   Translation adjustment                      --       --           --       --         --             --          (356)      (356)
   Net loss                                    --       --           --       --         --        (22,403)           --    (22,403)
                                           ------     ----     --------   ------   --------       --------       -------    -------
BALANCE, DECEMBER 31, 1991                 42,196      422      213,234       --         --        (33,495)        5,012    185,173
   Repurchase of common stock                (557)      (6)     (10,792)      --         --             --            --    (10,798)
   Issuance of common stock to employees    1,410       15       13,801       --         --             --            --     13,816
   Conversion of preferred stock              861        8       10,989       --         --             --            --     10,997
   Payment of stock notes receivable           --       --            1       --         --             --            --          1
   Tax benefits from employee
     stock transactions                        --       --          739       --         --             --            --        739
   Series A-1 preferred stock dividends        --       --           --       --         --           (559)           --       (559)
   Translation adjustment                      --       --           --       --         --             --        (5,581)    (5,581)
   Net income                                  --       --           --       --         --         55,360            --     55,360
                                           ------     ----     --------   ------   --------       --------       -------   --------
BALANCE, DECEMBER 31, 1992                 43,910      439      227,972       --         --         21,306          (569)   249,148
   Purchase of treasury stock                  --       --           --   (4,857)   (52,178)            --            --    (52,178)
   Issuance of common stock to employees    1,079       11       10,794       --         --             --            --     10,805
   Tax benefits from employee stock
     transactions                              --       --          842       --         --             --            --        842
   Common stock issued in connection
     with Comdisco acquisition              1,050       10        9,046       --         --             --            --      9,056
   Issuance of warrant in connection with
      Comdisco acquisition                     --       --        1,847       --         --             --            --      1,847
   Translation adjustment                      --       --           --       --         --             --          (619)      (619)
   Net loss                                    --       --           --       --         --        (12,779)           --    (12,779)
                                            -----     ----     --------   ------   --------       --------       -------   --------
   BALANCE, DECEMBER 31, 1993              46,039     $460     $250,501   (4,857)  $(52,178)      $  8,527       $(1,188)  $206,122
                                           ======     ====     ========   ======   ========       ========       =======   ========

   The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                               1993          1992          1991
                                                                               ----          ----          ----
CASH AND CASH INVESTMENTS AT
     BEGINNING OF YEAR....................................................   $ 78,976       $87,681      $71,058
                                                                             --------       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)....................................................    (12,779)       55,360      (22,403)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization....................................     43,966        36,424       38,884
         Lease liabilities................................................     (2,970)       (3,245)          35
         Deferred income taxes, noncurrent................................     (4,834)         (352)        (913)
         Write down and reserve of assets related to restructure..........      3,500            --           --
         Other noncurrent liabilities.....................................      4,826           396         (628)
         Accruals for severance and facilities restructure costs..........      7,210            --       30,566
         Write-offs of equipment and other assets.........................        400         1,516        2,334
         Write-offs of capitalized software development costs and
           purchased software and intangibles.............................      2,740         2,794       10,896
         Provisions for doubtful accounts.................................      2,648         1,087          936
         Provisions for inventory write-offs..............................        381         1,006          363
         Changes in current assets and liabilities, net of acquisition of Comdisco and Japan distributorship---
         (Increase) decrease in accounts receivable.......................     28,724       (14,342)      (2,766)
         (Increase) decrease in inventories...............................        (32)         (579)         892
         (Increase) decrease in prepaid expenses and other................     (3,668)       (6,516)       4,067
         Increase (decrease) in accrued liabilities and payables..........      9,238       (20,581)         918
         Increase (decrease) in deferred revenue..........................     11,134       (12,637)      11,812
         Increase (decrease) in deferred income taxes.....................        253            20         (252)
                                                                             --------           --       -------
       Net cash provided by operating activities..........................     90,737        40,351       74,741
                                                                             --------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     (Increase) decrease in short-term investments........................    (20,480)       11,973        6,890
     Purchase of property, plant and equipment ...........................    (19,274)      (30,958)     (28,388)
     Capitalization of software development costs.........................    (15,207)      (14,741)     (16,188)
     Increase in purchased software and intangibles
       and other assets...................................................     (4,228)       (2,409)      (2,994)
     Proceeds from sale of equipment......................................        774            --        1,704
     Cash acquired from purchase of distributorship, net of cash paid.....         --         1,523           --
                                                                             --------       -------      -------
       Net cash used for investing activities.............................    (58,415)      (34,612)     (38,976)
                                                                             --------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term obligations..........................     (8,117)      (13,512)     (52,142)
     Proceeds from borrowings.............................................                       --       24,099
     Sales of common stock, net of notes receivable from stockholders.....     10,805        13,816       14,857
     Payment of stock notes receivable....................................         --             1          130
     Repurchase of common stock...........................................    (52,178)      (10,798)      (1,825)
     Payment of dividend on preferred stock...............................         --          (559)      (2,300)
                                                                             --------       -------      -------
       Net cash used for financing activities.............................    (49,490)      (11,052)     (17,181)
                                                                             --------       -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................       (426)       (3,392)      (1,961)
                                                                             --------       -------      -------
INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS..........................    (17,594)       (8,705)      16,623
                                                                             --------       -------      -------
CASH AND CASH INVESTMENTS AT END OF YEAR..................................   $ 61,382       $78,976      $87,681
                                                                             ========       =======      =======

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

2.     LOSS (INCOME) FROM OPERATIONS OF DISPOSED DIVISION


              In December 1993 the Company sold its Automated Systems ("ASI") division. ASI was sold for a nominal amount of cash and future royalties amounting to 5% of gross revenues of ASI for the period from January 1, 1994 through December 31, 2003, up to maximum royalties of $12.0 million. The royalties will be recorded in future periods as earned. In light of the nominal proceeds received, the sale of ASI resulted in a loss on disposal of $6.0 million. The loss was due principally to the loss on the sale of the net assets, as well as amounts accrued for estimated costs to be incurred in connection with the disposal. As of December 31, 1993, the Company has recorded $1.4 million in accrued liabilities and $2.0 million in other noncurrent liabilities for liabilities associated with the disposed division.



              The Company had previously reported the operating results of ASI as a discontinued operation in the statements of income. In connection with the filing of a registration statement on Form S-3 to register common stock issued to the shareholders of Comdisco, the Securities and Exchange Commission ("SEC") reviewed the Company's 1993 financial statements and requested that the results of operations and the loss on disposal of ASI be reclassified as components of continuing operations since ASI was not deemed by the SEC to be a major line of business. As a result, the Company has classified the respective income or loss from operations of the disposed division within operating expenses in the accompanying statements of income. The 1993 loss of $6.0 million on disposal of the division is classified in other income (expense) in the accompanying statement of income. The 1992 balance sheet reflects the net current assets of ASI as of December 31, 1992 of $4.8 million in other current assets and the net noncurrent assets of $3.0 million in other assets. There were no remaining assets related to ASI on the Company's balance sheet as of

December 31, 1993. Revenue of the discontinued division was $11.2 million, $15.8 million and $12.1 million for the years ending December 31, 1993, 1992 and 1991, respectively.


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

              INVENTORIES CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                                         December 31,
                                                 ---------------------------
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

              PURCHASED SOFTWARE AND INTANGIBLES

              Purchased software and intangibles are stated at cost less accumulated amortization. Amortization is generally computed on a straight-line basis over the remaining estimated economic life of the underlying product (two to seven years). The cost and related accumulated amortization of purchased software and intangibles were as follows (in thousands):

                                                              December 31,
                                                         ----------------------
                                                           1993            1992
                                                           ----            ----
       Cost                                              $ 24,587       $16,557
       Less: Accumulated amortization                      11,800         9,214
                                                         --------       -------
       Net purchased software and intangibles            $ 12,787       $ 7,343
                                                         ========       =======

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

SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES

              Cash paid for interest and income taxes, including foreign withholding taxes, was as follows (in thousands):

                                                                   Income
                                                   Interest         Taxes
                                                   --------        ------
                  Year Ended December 31,
                      1993                           $  541        $ 3,884
                      1992                           $  803        $ 9,151
                      1991                           $2,837        $10,921

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

              Trade accounts receivables and other current assets        $ 4,381
              Purchased software and other intangibles                     6,500
              Property, equipment and other long-term assets               1,909
              Liabilities assumed                                         (1,887)
                                                                         -------

                           Net assets acquired                           $10,903
                                                                         =======

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

4.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of (in thousands):

                                                                      December 31,
                                                                 ---------------------
                                                                 1993             1992
                                                                 ----             ----
       Equipment                                               $ 98,675        $109,001
       Furniture and fixtures                                    20,474          18,471
       Land and improvements                                      8,378           8,324
       Leasehold improvements                                    17,334          18,697
                                                               --------        --------
                Total cost                                      144,861         154,493
       Less:  Accumulated depreciation and amortization          83,384          91,033
                                                               --------        --------
       Property, plant and equipment, net                      $ 61,477        $ 63,460
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


5.     ACCRUED LIABILITIES

       Accrued liabilities consisted of (in thousands):

                                                               December 31,
                                                         -----------------------
                                                            1993            1992
                                                            ----            ----
       Payroll and payroll-related accruals              $27,837         $26,076
       Accrued merger and restructuring costs              3,669           4,658
       Other accrued liabilities                          19,846          13,346
                                                         -------         -------
       Total accrued liabilities                         $51,352         $44,080
                                                         =======         =======

              Accrued merger and restructuring costs consist principally of severance obligations and the current portion of lease obligations for closing of excess facilities.


6.     LONG-TERM OBLIGATIONS

       Long-term obligations consisted of (in thousands):

                                                               December 31,
                                                          ----------------------
                                                            1993            1992
                                                            ----            ----
       Capital lease obligations (Note 7)                 $6,103          $6,615
       Note payable related to the acquisition of
         Japan distributorship, due in annual
         installments                                      1,860           2,480
       Other notes payable                                    --           1,982
                                                          ------          ------
                  Total                                    7,963          11,077
       Less:  Current portion                              3,962           5,355
                                                          ------          ------
       Long-term obligations                              $4,001          $5,722
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

              At December 31, 1993 future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows (in thousands):

                                                   Capital            Operating
                                                   Leases               Leases
                                                   -------            ---------
       Years ending December 31,
         1994                                       $3,661           $   19,451
         1995                                        1,984               18,421
         1996                                          564               17,278
         1997                                          287               16,516
         1998                                          147               14,212
         Thereafter                                     --               59,736
                                                    ------           ----------
       Total lease payments                          6,643           $  145,614
                                                                     ==========

       Less:  Amount representing interest
         (average rate of 7.5%)                        540
                                                    ------
       Present value of lease payments               6,103
       Less:  Current portion                        3,342
                                                    ------
       Long-term portion                            $2,761
                                                    ======

              As of December 31, 1993 the Company had $15.0 million available for future borrowings under capital lease agreements which expire in September 1994.


8.     LINES OF CREDIT

              The Company has unsecured lines of credit with two banks allowing for combined maximum borrowings of $17,500,000 in the form of (a) domestic rate revolving loans with interest at the banks' prime lending rate, (b) Eurodollar rate loans with interest that exceeds three-quarters of one percent of the banks' current Eurodollar rate quoted for the same amount and maturity, or (c) issuances of letters of credit. There were no outstanding borrowings at December 31, 1993 or 1992 under these agreements. Certain financial covenants and restrictions are included in these agreements. As a result of its treasury stock purchase activity during 1993, the Company was not in compliance with certain covenants related to one of its lines of credit, with a borrowing amount of $10,000,000, as of December 31, 1993. The Company subsequently obtained a waiver of the noncompliance from the bank. These lines of credit will expire in May 1994 and June 1994.


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

Combined activity with respect to the Employee Stock Option Plans and Stock Option Plans - Companies Acquired was as follows:

                                               Number          Option
                                             of Shares         Price
                                             ---------         ------
Outstanding, December 31, 1990               7,880,956      $  .41 - $27.69
   Granted                                   1,754,754        3.68 -  34.13
   Exercised                                (1,479,274)        .41 -  25.25
   Canceled                                   (474,612)        .72 -  28.75
                                            ----------      ---------------

Outstanding, December 31, 1991               7,681,824         .41 -  34.13
   Granted                                   4,877,991       15.69 -  28.50
   Exercised                                (1,086,173)        .41 -  26.31
   Canceled                                 (3,638,691)        .96 -  34.13
                                            ----------      ---------------

Outstanding, December 31, 1992               7,834,951         .41 -  28.75
   Granted                                   9,456,161        8.63 -  23.13
   Exercised                                  (550,051)        .41 -  21.52
   Cancelled                                (5,876,739)       1.22 -  27.44
                                            ----------      ---------------

Outstanding, December 31, 1993              10,864,322      $  .41 - $28.75
                                            ==========      ===============


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

              The provision for income taxes for the year ended December 31, consisted of the following components (in thousands):

                                              1993           1992           1991
                                              ----           ----           ----
       Current:
          Federal                           $   730        $ 1,227        $ 1,688
          State                                 180          2,104            516
          Foreign                             8,939         10,447         10,168
                                            -------        -------        -------
       Total current                          9,849         13,778         12,372
                                            -------        -------        -------

       Deferred (prepaid):
          Federal                            (1,749)          (987)          (692)
          State                              (1,220)          (225)          (510)
          Foreign                            (6,880)           420           (970)
                                            -------        -------        -------
       Total prepaid                         (9,849)          (792)        (2,172)
                                            -------        -------        -------
       Total provision for income taxes     $    --        $12,986        $10,200
                                            =======        =======        =======


              Income (loss) before income taxes for the years ended December 31, 1993, 1992 and 1991 included income (loss) of $9,166,000, $5,478,000 and
$(4,493,000), respectively, from the Company's foreign subsidiaries.

              The provision for income taxes at December 31, differs from the amount estimated by applying the statutory federal income tax rate to income
(loss) before taxes as follows (in thousands):



                                                             1993       1992       1991
                                                             ----       ----       ----
       Provision (benefit) computed at federal             $(4,473)   $ 23,237    $(3,911)
          statutory rate
       State income tax (benefit), net of federal tax
          effect                                               117         993       (147)
       Change in valuation allowance                         7,172     (11,619)     8,848
       Research and development tax credits                 (1,270)         --         --
       Foreign income taxed at higher tax rate                 372         123      1,040
       Merger costs not deductible                              --          --        680
       Foreign tax credits utilized                         (6,958)     (8,675)    (3,215)
       Foreign taxes incurred                                6,958       9,627      5,021
       Other                                                (1,918)       (700)     1,884
                                                           -------    --------    -------
       Provision for income taxes                          $    --    $ 12,986    $10,200
                                                           =======    ========    =======

              The components of deferred tax assets and liabilities consisted of the following (in thousands):


                                                                   Year Ended
                                                                  December 31,
                                                              -------------------
                                                              1993           1992
                                                              ----           ----
       Deferred tax assets:
          Restructure reserves                              $  7,938       $  9,092
          Net operating losses                                24,276         24,264
          Tax credits                                         31,837         21,956
          Other                                                8,097             --
                                                            --------       --------
       Total assets                                           72,148         55,312
          Valuation allowance-provision for
            income taxes                                     (44,005)       (36,833)
          Valuation allowance-equity/
            intangibles                                      (15,751)       (11,882)
                                                            --------       --------

       Net assets                                             12,392          6,597
                                                            --------       --------
       Deferred tax liabilities:
          Capitalized software                               (11,467)       (11,261)
          Other                                                   --         (2,479)
                                                            --------       --------
       Total liabilities                                     (11,467)       (13,740)
                                                            --------       --------

       Total net deferred tax assets (liabilities)          $    925       $ (7,143)
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


                                                              Year Ended December 31,
                                                      --------------------------------------
                                                        1993           1992           1991
                                                        ----           ----           ----
       Revenue:
          Domestic operations (1)                     $298,366       $344,370       $350,547
          European operations                           73,181         76,196         75,018
          Asia/Pacific operations                       69,320         71,113         61,540
          Eliminations                                 (72,244)       (72,955)      (107,629)
                                                      --------       --------       --------
       Consolidated                                   $368,623       $418,724       $379,476
                                                      ========       ========       ========

       Intercompany revenue
       (eliminated in consolidation):
          Domestic operations                         $ 54,224       $ 54,084       $ 92,062
          European operations                            9,494          8,824          6,204
          Asia/Pacific operations                        8,526         10,047          9,363
                                                      --------       --------       --------
       Consolidated                                   $ 72,244       $ 72,955       $107,629
                                                      ========       ========       ========
       Income (loss) from operations:
           Domestic operations                        $(15,124)      $ 61,276       $(10,167)
           European operations                            4,107         3,919         (9,319)
           Asia/Pacific operations                        2,602           515          4,742
                                                      ---------      --------       --------
       Consolidated                                   $  (8,415)     $ 65,710       $(14,744)
                                                      =========      ========       ========

       Identifiable assets:

          Domestic operations                         $339,897       $370,289       $355,561
          European operations                           50,186         52,536         36,221
          Asia/Pacific operations                       52,401         40,108         26,245
          Eliminations                                (103,183)       (95,690)       (70,953)
                                                      --------       --------       --------
       Consolidated                                   $339,301       $367,243       $347,074
                                                      ========       ========       ========


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

                                                                  SCHEDULE VIII


                          CADENCE DESIGN SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                                                        Additions
                                                    Balance at         Charged to      Deductions      Balance at
                                                   Beginning of         Costs and         From           End of
           Description                                Period            Expenses        Reserves         Period
- - ---------------------------------------            ------------        ----------      ----------      ----------
Year Ended December 31, 1993
  Allowance for doubtful accounts                      $3,154            $5,648         $(5,331)(1)      $3,471
  Inventory reserve                                       538               381            (331)(2)         588
  Accrued restructuring costs                           4,658             7,210          (8,199)(3)       3,669
  Accrued costs for disposal of divsion                    --             3,382          (2,009)(4)       1,373

Year Ended December 31, 1992
  Allowance for doubtful accounts                       3,068             1,087          (1,001)(1)       3,154
  Inventory reserve                                     1,271             1,006          (1,739)(2)         538
  Accrued restructuring costs                          22,015                --         (17,357)(3)       4,658

Year Ended December 31, 1991
  Allowance for doubtful accounts                       3,754               936          (1,622)(1)       3,068
  Inventory reserve                                     4,254               363          (3,346)(2)       1,271
  Accrued restructuring costs                           6,487            34,616         (19,088)(3)      22,015



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

                                                                    SCHEDULE IX


                          CADENCE DESIGN SYSTEMS, INC.
                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)


                                                                  Maximum          Average         Weighted
                                                   Weighted        Amount          Amount          Average
                                                   Average      Outstanding      Outstanding     Interest Rate
Category of Aggregate            Balance at        Interest      During the       During the       During the
Short-term Borrowings            End of Year         Rate           Year            Year(1)         Year(2)
- - ---------------------            -----------       --------     -----------      -----------     -------------
Year ended December 31, 1991      $   --              --%         $17,370          $11,274            9.8%
  Bank line of credit
  borrowings


(1)  Computed by dividing the average month-end balance
(2)  Computed by averaging month-end balance interest rates

                                                                     SCHEDULE X


                          CADENCE DESIGN SYSTEMS, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)


                                                         Amounts Charged to Costs
                                                               and Expenses
                                                       ----------------------------
                                                         Year Ended December 31,
                                                       ----------------------------
                  Item                                 1993        1992        1991
- - ----------------------------------------------         ----        ----        ----
Repairs and maintenance                                $5,538     $6,007     $6,732

Amortization of software development
  costs and purchased software and intangibles         18,293     14,136     14,422

Royalties                                               5,403      6,577      4,213


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CADENCE DESIGN SYSTEMS, INC.
                                            (Registrant)


         Date:  March 9, 1995               /s/ H. Raymond Bingham
         --------------------               ---------------------------
                                            H. RAYMOND BINGHAM
                                            Executive Vice President
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      EXHIBIT TITLE                                                          LOCATION
- - -------     -------------                                                          --------

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


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      EXHIBIT TITLE                                                          LOCATION
- - -------     -------------                                                          --------

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

+10.04      The Registrant's 1993 Directors Stock Option Plan including the
            Stock Option Grant.*

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

+10.08      The Registrant's Senior Executive Bonus Plan for 1994.*

+10.09      The Registrant's Key Contributor Bonus Plan for 1994.*

+10.10 The Registrant's Cash or Deferred Profit Sharing Plan, as currently in effect (certain amendments are attached; the Plan itself is incorporated by reference to Exhibit 10.12 Registrant's Form S-4
            Registration Statement (No. 33-31673), originally filed on October
            18, 1989 (the "1989 Form S-4")).*

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


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      EXHIBIT TITLE                                                          LOCATION
- - -------     -------------                                                          --------

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

10.21       Employment Agreement dated as of December 1, 1989 between the
            Registrant and Mr. Doug Hajjar (incorporated by reference to Exhibit
            10.36 to  Form 10-K for Valid for the fiscal year ended December
            31, 1989).*


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      EXHIBIT TITLE                                                          LOCATION
- - -------     -------------                                                          --------

10.22 Modification to Employment Agreement with Mr. Hajjar (incorporated by reference to Exhibit 10.03 to the 1991 Form S-4).*

10.23       Amendment to Employment Agreement with Mr. Hajjar dated December 16,
            1992 (incorporated by reference to Exhibit 10.18 to the Registrant's
            Form 10-K for the fiscal year ended December 31, 1992).*

+10.24        Offer letter to H. Raymond Bingham dated May 12, 1993.*

+10.25        Offer letter to M. Robert Leach dated May 17, 1993.*

+10.26      Letter agreement dated March 9, 1994 by and among C.T. Properties,
            Inc.("General Partner"), Registrant, Montague Investors, L.P.
            ("Montague") and David M. Thede ("Thede") whereby Registrant acquired all of Thede's ownership interests in the C.T. Montague I, L.P. and C.T. Montague II, L.P. limited partnerships and the General
            Partner and all of Montague's interests in C.T. Montague I, L.P..

+21.01      Subsidiaries of the Registrant


23.01       Consent of Arthur Andersen LLP                                            52



23.02       Consent of Deloitte & Touche LLP                                          53


+           Previously filed

* A Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.
