Form 10-Q/A
period 1994-03-31
CADENCE DESIGN SYSTEMS INC
filed 1995-03-10
CIK 813672

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                                 -------------

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

                          CADENCE DESIGN SYSTEMS, INC.


                                     INDEX

PART I.           FINANCIAL INFORMATION                                PAGE NO.

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets:
                      March 31, 1994 and December 31, 1993                3

                  Condensed Consolidated Statements of Income:
                      Three Months Ended March 31, 1994 and 1993          4

                  Condensed Consolidated Statements of Cash Flows:
                      Three Months Ended March 31, 1994 and 1993          5

                  Notes to Condensed Consolidated Financial
                      Statements                                          6

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       8

Signature                                                                11

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               March 31,           December 31,
                                                                                 1994                  1993
                                                                              -----------          ------------
ASSETS                                                                        (Unaudited)

Current Assets:
Cash and cash investments                                                       $ 62,259              $ 61,382
Short-term investments                                                            43,550                31,423
Accounts receivable, net                                                          88,580               101,890
Inventories                                                                        5,187                 5,744
Prepaid expenses and other assets                                                 15,865                18,036
                                                                                --------              --------

     Total current assets                                                        215,441               218,475
                                                                                --------              --------

Property, plant and equipment, net                                                94,601                61,477
Software development costs, net                                                   31,401                31,265
Purchased software and other intangibles, net                                     10,935                12,787
Other assets                                                                      10,970                15,297
                                                                                --------              --------

Total assets                                                                    $363,348              $339,301
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable and current portion
     of long-term obligations                                                   $ 27,540              $  3,962
Accounts payable                                                                  12,234                13,513
Accrued liabilities                                                               56,870                51,352
Income taxes payable                                                               2,595                 6,541
Deferred revenue                                                                  46,104                38,111
                                                                                --------              --------

     Total current liabilities                                                   145,343               113,479
                                                                                --------              --------

Long-term obligations                                                              2,378                 4,001
Lease liabilities                                                                  9,109                10,722
Deferred income taxes                                                              2,008                 2,243
Other noncurrent liabilities                                                       2,981                 2,734
                                                                                --------              --------

     Total long-term liabilities                                                  16,476                19,700
                                                                                --------              --------

Stockholders' Equity:
Common stock                                                                         462                   460
Additional paid-in capital                                                       251,177               250,501
Treasury shares at cost
(4,964,853 and 4,857,200 shares, respectively)                                   (53,886)              (52,178)
Retained earnings                                                                  4,210                 8,527
Accumulated translation adjustment                                                  (434)               (1,188)
                                                                                --------              --------
     Total stockholders' equity                                                  201,529               206,122
                                                                                --------              --------

Total liabilities and stockholders' equity                                      $363,348              $339,301
                                                                                ========              ========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended
                                                          -----------------------------
                                                          March 31,           March 31,
                                                            1994                1993
                                                          ---------           ---------
REVENUE:                                                           (Unaudited)
Product                                                   $61,147              $ 47,114
Maintenance                                                35,631                29,003
                                                          -------              --------

Total revenue                                              96,778                76,117
                                                          -------              --------

COST OF REVENUE:
Product                                                    19,716                16,889
Maintenance                                                 3,825                 3,958
                                                          -------              --------

Total cost of revenue                                      23,541                20,847
                                                          -------              --------

Gross margin                                               73,237                55,270
                                                          -------              --------

OPERATING EXPENSES:
Marketing and sales                                        39,024                37,499
Research and development                                   16,989                16,918
General and administrative                                 10,599                 9,477
Provision for settlement of litigation                     12,104                    --
Restructuring costs                                            --                13,450
Loss from operations
      of disposed division                                     --                   478
Total operating expenses                                   78,716                77,822
                                                          -------              --------

LOSS FROM OPERATIONS                                       (5,479)              (22,552)

Other income, net                                             347                   504
                                                          -------              --------

Loss before benefit for income taxes                       (5,132)              (22,048)

Benefit for income taxes                                    1,283                 5,732
                                                          -------              --------

NET LOSS                                                  $(3,849)             $(16,316)
                                                          =======              ========

NET LOSS PER SHARE                                        $  (.09)             $   (.37)
                                                          =======              ========
Weighted average common and common
     equivalent shares outstanding                         41,208                44,136
                                                          =======              ========


        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Three Months Ended
                                                                            -----------------------------------
                                                                            March 31,                 March 31,
                                                                              1994                      1993
                                                                            ---------                 ---------
                                                                                        (Unaudited)
CASH AND CASH INVESTMENTS AT
     BEGINNING OF PERIOD                                                     $ 61,382                 $ 78,976
                                                                             --------                 --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  (3,849)                 (16,316)
     Adjustments to reconcile net loss to net cash
              provided by operating activities:
         Depreciation and amortization                                         10,600                   10,873
         Lease liabilities                                                     (1,619)                  (1,174)
         Deferred income taxes, noncurrent                                       (235)                   1,253
         Write-offs of capitalized software development costs
              and purchased software and intangibles                              807                      377
         Accruals for severance and facilities restructure costs                   --                    9,573
         Increase in other noncurrent liabilities                                 247                       82
         Write down and reserve of assets related to restructure                   --                    3,500
         Net changes in current assets and liabilities, net of
              purchase of third-party interests in partnerships-
         Decrease in accounts receivable                                       14,891                   33,590
         Decrease (increase) in inventories                                       560                   (1,604)
         Decrease (increase) in prepaid expenses
              and other assets                                                  2,267                   (6,516)
         Decrease in accrued liabilities and payables                            (735)                 (11,949)
         Increase in deferred revenue                                           7,698                    4,621
                                                                             --------                 --------
                  Net cash provided by operating activities                    30,632                   26,310
                                                                             --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in short-term investments                                   (12,127)                  (3,499)
         Purchase of property and equipment                                    (2,340)                  (5,012)
         Capitalization of software development costs                          (3,362)                  (3,760)
         Decrease (increase) in other assets and purchased
              software and intangibles                                            593                     (333)
         Payment for purchase of third-party interests in
              partnerships, net of cash acquired                               (8,729)                      --
                                                                             --------                 --------
                  Net cash used for investing activities                      (25,965)                 (12,604)
                                                                             --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term obligations                           (2,057)                  (1,978)
         Sale of common stock, net of notes receivable from
              stockholders                                                        678                    5,597
         Purchase of treasury stock, net                                       (1,708)                  (4,245)
                                                                             --------                 --------
                  Net cash used for financing activities                       (3,087)                    (626)
                                                                             --------                 --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (703)                  (1,044)
                                                                             --------                 --------
INCREASE IN CASH AND CASH INVESTMENTS                                             877                   12,036
                                                                             --------                 --------
CASH AND CASH INVESTMENTS AT END OF PERIOD                                   $ 62,259                 $ 91,012
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

3.       LOSS FROM OPERATIONS OF DISPOSED DIVISION

In December 1993 the Company sold its Automated Systems ("ASI") division. In prior filings, the Company had reported the operating results of ASI as a discontinued operation in the statements of income. In connection with the filing of a registration statement on Form S-3 to register common stock issued to the shareholders of Comdisco, the Securities and Exchange Commission ("SEC") reviewed the Company's 1993 financial statements and requested that the results of operations and the loss on disposal of ASI be reclassified as components of continuing operations since ASI was not deemed by the SEC to be a major line of business. As a result, the Company has classified the loss from operations of the disposed division within operating expenses in the accompanying statement of income. Revenue of the disposed division was $3,223,000 for the quarter ending March 31, 1993.


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

8.       INVENTORIES

Inventories which consist primarily of testing equipment are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                        March 31,         December 31,
                                                          1994                1993
                                                       ----------         -----------
                                                       (Unaudited)
Raw materials and supplies                                $1,361             $2,240
Work-in-progress                                           2,661              2,214
Finished goods                                             1,165              1,290
                                                          ------             ------
Total                                                     $5,187             $5,744
                                                          ======             ======

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

The Company sold its ASI division in December 1993 and has reclassified the financial information of prior periods to report the operating results of ASI as a separate line item within operating expenses in the consolidated statement of income. In the first quarter of 1993 the Company recorded a $.5 million loss related to the operating results of the disposed division.

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



                                         CADENCE DESIGN SYSTEMS, INC.
                                         (REGISTRANT)



DATE: March 9, 1995                      By: /s/ H. Raymond Bingham
                                             ---------------------------
                                             H. RAYMOND BINGHAM
                                             Executive Vice President
                                             and Chief Financial Officer