Form 10-Q/A
period 1994-06-30
CADENCE DESIGN SYSTEMS INC
filed 1995-03-10
CIK 813672

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

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

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets:
                June 30, 1994 and December 31, 1993                         3

            Condensed Consolidated Statements of Income:
                Three and Six Months Ended June 30, 1994 and 1993           4

            Condensed Consolidated Statements of Cash Flows:
                Six Months Ended June 30, 1994 and 1993                     5

            Notes to Condensed Consolidated Financial
                Statements                                                  6

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8


Signature                                                                  12

                          CADENCE DESIGN SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               June 30,             December 31,
                                                                                 1994                   1993
                                                                              ----------            ------------
                                                                              (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                                                      $  68,387             $  61,382
Short-term investments                                                            28,412                31,423
Accounts receivable, net                                                          74,156               101,890
Inventories                                                                        5,204                 5,744
Prepaid expenses and other assets                                                 15,185                18,036
                                                                               ---------             ---------

     Total current assets                                                        191,344               218,475
                                                                               ---------             ---------

Property, plant and equipment, net                                                93,421                61,477
Software development costs, net                                                   30,484                31,265
Purchased software and other intangibles, net                                     10,189                12,787
Other assets                                                                      11,227                15,297
                                                                               ---------             ---------

Total assets                                                                   $ 336,665             $ 339,301
                                                                               =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term obligations                                       $   2,792             $   3,962
Accounts payable                                                                  13,598                13,513
Accrued liabilities                                                               52,317                51,352
Income taxes payable                                                               5,548                 6,541
Deferred revenue                                                                  52,731                38,111
                                                                               ---------             ---------

     Total current liabilities                                                   126,986               113,479
                                                                               ---------             ---------

Long-term obligations                                                              2,292                 4,001
Lease liabilities                                                                  9,819                10,722
Deferred income taxes                                                              2,202                 2,243
Other noncurrent liabilities                                                       2,558                 2,734
                                                                               ---------             ---------

     Total long-term liabilities                                                  16,871                19,700
                                                                               ---------             ---------

Put warrants                                                                      44,270                   ---
                                                                               ---------             ---------

Stockholders' Equity:
Common stock                                                                         465                   460
Additional paid-in capital                                                       209,599               250,501
Treasury shares at cost
(6,512,380 and 4,857,200 shares, respectively)                                   (76,750)              (52,178)
Retained earnings                                                                 14,292                 8,527
Accumulated translation adjustment                                                   932                (1,188)
                                                                               ---------             ---------

     Total stockholders' equity                                                  148,538               206,122
                                                                               ---------             ---------

Total liabilities and stockholders' equity                                     $ 336,665             $ 339,301
                                                                               =========             =========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended                 Six Months Ended
                                                          ----------------------          -------------------------
                                                           June 30,     June 30,           June 30,        June 30,
                                                            1994          1993              1994             1993
                                                          --------      --------          ---------        --------
                                                                (Unaudited)                      (Unaudited)

REVENUE
Product                                                   $ 62,685       $60,301           $123,832        $107,415
Maintenance                                                 38,358        28,513             73,989          57,516
                                                          --------       -------           --------        --------

Total revenue                                              101,043        88,814            197,821         164,931
                                                          --------       -------           --------        --------

COST OF REVENUE
Product                                                     19,260        18,894             38,976          35,783
Maintenance                                                  3,309         3,845              7,134           7,803
                                                          --------       -------           --------        --------

Total cost of revenue                                       22,569        22,739             46,110          43,586
                                                          --------       -------           --------        --------

Gross margin                                                78,474        66,075            151,711         121,345
                                                          --------       -------           --------        --------

OPERATING EXPENSES
Marketing and sales                                         39,418        38,968             78,442          76,467
Research and development                                    18,299        16,134             35,288          33,052
General and administrative                                   9,807         9,370             20,406          18,847
Provision for settlement of litigation                      (2,050)          ---             10,054             ---
Restructuring costs                                            ---           ---                ---          13,450
Loss from operations
     of disposed division                                      ---         1,077                ---           1,555
                                                          --------       -------           --------        --------


Total operating expenses                                    65,474        65,549            144,190         143,371
                                                          --------       -------          ---------        --------

INCOME (LOSS) FROM OPERATIONS                               13,000           526              7,521         (22,026)

Other income, net                                              443           598                790           1,102
                                                          --------       -------          ---------        --------

Income (loss) before provision (benefit)
     for income taxes                                       13,443         1,124              8,311         (20,924)

Provision (benefit) for income taxes                         3,361           292              2,078          (5,440)
                                                          --------       -------          ---------        --------

NET INCOME (LOSS)                                         $ 10,082       $   832          $   6,233        $(15,484)
                                                          ========       =======          =========        ========

NET INCOME (LOSS) PER SHARE                               $    .23       $   .02          $     .14        $   (.36)
                                                          ========       =======          =========        ========

Weighted average common and common
     equivalent shares outstanding                          44,576        43,011             44,973          43,573
                                                          ========       =======          =========        ========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Six Months Ended
                                                                                 --------------------
                                                                                 June 30,    June 30,
                                                                                   1994        1993
                                                                                 --------    --------
                                                                                      (Unaudited)

CASH AND CASH INVESTMENTS AT
     BEGINNING OF PERIOD                                                         $ 61,382    $ 78,976
                                                                                 --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              6,233     (15,484)
     Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:
         Depreciation and amortization                                             23,967      22,123
         Lease liabilities                                                           (960)     (1,709)
         Deferred income taxes, noncurrent                                            (41)      5,573
         Write-offs of capitalized software development costs,
              purchased software and intangibles                                      807         ---
         Accruals for severance and facilities restructure costs                      ---       6,833
         Decrease in other noncurrent liabilities                                    (196)         (9)
         Write down and reserve of assets related to restructure                      ---       6,617
         Net changes in current assets and liabilities, net of purchase of third-party interests in partnerships:
         Decrease in accounts receivable                                           30,855      40,666
         Decrease (increase) in inventories                                           506      (1,177)
         Decrease (increase) in prepaid expenses and other assets                   3,075     (10,044)
         Decrease in accrued liabilities and payables                                (770)    (10,359)
         Increase in deferred revenue                                              14,003       5,942
                                                                                 --------    --------
                  Net cash provided by operating activities                        77,479      48,972
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments                                       (28,074)    (42,846)
         Sale of short-term investments                                            31,085      20,059
         Purchase of property and equipment                                        (8,356)    (11,780)
         Capitalization of software development costs                              (6,124)     (7,911)
         Increase in other assets and purchased software and intangibles             (229)       (532)
         Payment for purchase of third-party interests in partnerships, net
              of cash acquired                                                     (8,729)        ---
         Sale of put warrants                                                       5,801         ---
         Purchase of call options                                                  (5,801)        ---
                                                                                 --------    --------
                  Net cash used for investing activities                          (20,427)    (43,010)
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on notes payable and long-term obligations            (27,170)     (6,069)
         Sale of common stock, net of notes receivable from stockholders            3,373       4,925
         Purchase of treasury stock, net                                          (25,040)    (27,460)
                                                                                 --------    --------
                  Net cash used for financing activities                          (48,837)    (28,604)
                                                                                 --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (1,210)       (980)
                                                                                 --------    --------
INCREASE (DECREASE) IN CASH AND
     CASH INVESTMENTS                                                               7,005     (23,622)
                                                                                 --------    --------
CASH AND CASH INVESTMENTS AT END OF PERIOD                                       $ 68,387    $ 55,354
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

3.       LOSS FROM OPERATIONS OF DISPOSED DIVISION


In December 1993 the Company sold its Automated Systems ("ASI") division. In prior filings, the Company had reported the operating results of ASI as a discontinued operation in the statements of income. In connection with the filing of a registration statement on Form S-3 to register common stock issued to the shareholders of Comdisco, the Securities and Exchange Commission ("SEC") reviewed the Company's 1993 financial statements and requested that the results of operations and the loss on disposal of ASI be reclassified as components of continuing operations since ASI was not deemed by the SEC to be a major line of business. As a result, the Company has classified the loss from operations of the disposed division within operating expenses in the accompanying statements of income. Revenue of the disposed division was approximately $2.9 million and $6.1 million for the quarter and six months ended June 30, 1993, respectively.


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

5.       DISCLOSURE OF NONCASH INVESTING ACTIVITIES

As discussed in Note 2 the Company purchased all third-party interests in two real estate partnerships for approximately $9 million. In connection with the acquisition, net assets acquired were as follows (in thousands):


         Property and other assets                 $  36,083
         Liabilities assumed                         (23,576)
         Less cash acquired                           (3,778)
                                                   ---------
         Total                                     $   8,729
                                                   =========


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

8.       INVENTORIES

Inventories which consist primarily of testing equipment are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):


                                         June 30,         December 31,
                                           1994               1993
                                        -----------       ------------
                                        (Unaudited)

Raw materials and supplies                $1,070             $2,240
Work-in-progress                           2,669              2,214
Finished goods                             1,465              1,290
                                          ------             ------
Total                                     $5,204             $5,744
                                          ======             ======


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


The Company sold its ASI division in December 1993 and has reclassified the financial information of prior periods to report the operating results of ASI as a separate line item within operating expenses in the consolidated statements of income. For the three and six months ended June 30, 1993, the Company recorded losses of $1.1 million and $1.6 million, respectively, related to the operating results of the disposed division.


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