Form 10-Q/A
period 1994-09-30
CADENCE DESIGN SYSTEMS INC
filed 1995-03-10
CIK 813672

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                                  ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------------


                         Commission file number 1-10606


                          CADENCE DESIGN SYSTEMS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                      77-0148231
 -------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



555 River Oaks Parkway, San Jose, California                    95134
- - --------------------------------------------         --------------------------
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

                          CADENCE DESIGN SYSTEMS, INC.


                                     INDEX

PART I.      FINANCIAL INFORMATION                                     PAGE NO.
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets:
               September 30, 1994 and December 31, 1993                    3

             Condensed Consolidated Statements of Income:
               Three and Nine Months Ended September 30, 1994 and 1993     4

             Condensed Consolidated Statements of Cash Flows:
               Nine Months Ended September 30, 1994 and 1993               5

             Notes to Condensed Consolidated Financial
               Statements                                                  6

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9



Signature                                                                 12

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          September 30,         December 31,
                                                              1994                  1993
                                                          -------------         ------------
                                                           (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                                   $  57,051            $  61,382
Short-term investments                                         19,264               31,423
Accounts receivable, net                                       70,260              101,890
Inventories                                                     5,360                5,744
Prepaid expenses and other assets                              14,452               18,036
                                                            ---------            ---------

    Total current assets                                      166,387              218,475
                                                            ---------            ---------

Property, plant and equipment, net                             93,172               61,477
Software development costs, net                                28,996               31,265
Purchased software and other intangibles, net                  10,959               12,787
Other assets                                                   10,089               15,297
                                                            ---------            ---------

Total assets                                                $ 309,603            $ 339,301
                                                            =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term obligations                    $   2,991            $   3,962
Accounts payable                                               11,866               13,513
Accrued liabilities                                            46,350               51,352
Income taxes payable                                            6,465                6,541
Deferred revenue                                               51,297               38,111
                                                            ---------            ---------

    Total current liabilities                                 118,969              113,479
                                                            ---------            ---------

Long-term obligations                                           2,409                4,001
Lease liabilities                                               9,763               10,722
Deferred income taxes                                           2,243                2,243
Other noncurrent liabilities                                    2,620                2,734
                                                            ---------            ---------

    Total long-term liabilities                                17,035               19,700
                                                            ---------            ---------

Stockholders' Equity:
Common stock                                                      470                  460
Additional paid-in capital                                    258,522              250,501
Treasury shares at cost
    (8,519,384 and 4,857,200 shares, respectively)           (109,419)             (52,178)
Retained earnings                                              22,445                8,527
Accumulated translation adjustment                              1,581               (1,188)
                                                            ---------            ----------

    Total stockholders' equity                                173,599              206,122
                                                            ---------            ---------

Total liabilities and stockholders' equity                  $ 309,603            $ 339,301
                                                            =========            =========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three Months Ended                   Nine Months Ended
                                           ------------------------------     ------------------------------
                                           September 30,    September 30,     September 30,    September 30,
                                              1994               1993             1994              1993
                                           -------------    -------------     -------------    -------------
                                                     (Unaudited)                       (Unaudited)
REVENUE:
Product                                       $ 68,017        $ 63,174          $ 191,849        $ 170,589
Maintenance                                     41,581          34,442            115,570           91,958
                                              --------        --------          ---------        ---------

Total revenue                                  109,598          97,616            307,419          262,547
                                              --------        --------          ---------        ---------

COST OF REVENUE:
Product                                         20,078          18,869             59,054           54,652
Maintenance                                      3,018           3,967             10,152           11,770
                                              --------        --------          ---------        ---------

Total cost of revenue                           23,096          22,836             69,206           66,422
                                              --------        --------          ---------        ---------

Gross margin                                    86,502          74,780            238,213          196,125
                                              --------        --------          ---------        ---------

OPERATING EXPENSES:
Marketing and sales                             40,566          41,216            119,008          117,683
Research and development                        18,858          17,911             54,146           50,963
General and administrative                       9,942           9,635             30,348           28,482
Provision for settlement of litigation              --              --             10,054               --
Restructuring costs                                 --              --                 --           13,450
Loss from operations
   of disposed division                             --           1,331                 --            2,886
Write-off of in-process research and
   development                                   4,653              --              4,653               --
                                              --------        --------          ---------        ---------
Total operating expenses                        74,019          70,093            218,209          213,464
                                              --------        --------          ---------        ---------

INCOME (LOSS) FROM OPERATIONS                   12,483           4,687             20,004          (17,339)


Other income, net                                  160             369                950            1,471
                                              --------        --------          ---------        ---------

Income (loss)before provision (benefit)
   for income taxes                             12,643           5,056             20,954          (15,868)


Provision (benefit) for income taxes             3,160           1,314              5,238           (4,126)
                                              --------        --------          ---------        ---------


NET INCOME (LOSS)                             $  9,483        $  3,742          $  15,716        $ (11,742)
                                              ========        ========          =========        =========
NET INCOME (LOSS) PER SHARE                   $    .22        $    .08          $     .36        $    (.27)
                                              ========        ========          =========        =========


Weighted average common and common
   equivalent shares outstanding                43,044          45,016             44,330           43,385
                                              ========        ========          =========        =========


The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Nine Months Ended
                                                                            --------------------------------
                                                                            September 30,      September 30,
                                                                                1994               1993
                                                                            -------------      -------------
                                                                                      (Unaudited)
CASH AND CASH INVESTMENTS AT
    BEGINNING OF PERIOD                                                       $  61,382          $  78,976
                                                                              ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            15,716            (11,742)
    Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
         Depreciation and amortization                                           32,655             32,775
         Lease liabilities                                                       (1,033)            (2,488)
         Deferred income taxes, noncurrent                                           --              5,824
         Write-offs of capitalized software development costs,
             purchased software and intangibles                                     807                 --
         Accruals for severance and facilities restructure costs                     --              6,833
         Decrease in other noncurrent liabilities                                  (140)               (14)
         Write down and reserve of assets related to restructure                     --              6,617
         Write-off of in-process research and development                         4,653                 --
         Net changes in current assets and liabilities, net of
             business combinations accounted for as a purchase:
         Decrease in accounts receivable                                         35,560             42,461
         Decrease (increase) in inventories                                         340               (446)
         Decrease (increase) in prepaid expenses
             and other assets                                                     6,391            (11,942)
         Decrease in accrued liabilities and payables                            (2,208)           (11,421)
         Increase in deferred revenue                                            12,121              7,750
         Increase in deferred taxes                                                  --              1,221
                                                                              ---------          ---------
                 Net cash provided by operating activities                      104,862             65,428
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments                                     (47,337)           (73,014)
         Sale of short-term investments                                          59,496             39,800
         Purchase of property and equipment                                     (10,516)           (14,553)
         Capitalization of software development costs                            (8,223)           (11,754)
         Increase in other assets and purchased
             software and intangibles                                            (1,411)              (908)
         Payment for purchase of third-party interests in
             partnerships, net of cash acquired                                  (8,729)                --
         Cash advanced to Redwood prior to acquisition                           (1,855)                --
         Sale of put warrants                                                     8,051                 --
         Purchase of call options                                                (8,051)                --
                                                                              ---------          ---------
                 Net cash used for investing activities                         (18,575)           (60,429)
                                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on notes payable and long-term
             obligations                                                        (28,571)            (6,577)
         Sale of common stock, net of notes receivable from
             stockholders                                                         8,031              8,178
         Purchase of treasury stock, net                                        (69,655)           (31,910)
                                                                             ----------          ---------
                 Net cash used for financing activities                         (90,195)           (30,309)
                                                                             ----------          ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (423)            (1,326)
                                                                             ----------          ---------
DECREASE IN CASH AND CASH INVESTMENTS                                            (4,331)           (26,636)
                                                                             ---------           ---------
CASH AND CASH INVESTMENTS AT END OF PERIOD                                   $   57,051          $  52,340
                                                                             ==========          =========

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


                                                    Nine months ended
                                             -------------------------------
                                             September 30,     September 30,
                                                1994                1993
                                             -------------     -------------
                                                      (in thousands)
Revenue                                        $ 308,005        $  262,672
Net income (loss)                              $  12,599        $  (16,532)
                                               =========        ==========

Net income (loss) per share                    $     .28        $     (.38)
                                               =========        ==========
Weighted average common and common
      equivalent shares outstanding               44,725            43,804
                                               =========        ==========

 4.  LOSS FROM OPERATIONS OF DISPOSED DIVISION


In December 1993 the Company sold its Automated Systems ("ASI") division. In prior filings, the Company had reported the operating results of ASI as a discontinued operation in the statements of income. In connection with the filing of a registration statement on Form S-3 to register common stock issued to the shareholders of Comdisco, the Securities and Exchange Commission ("SEC") reviewed the Company's 1993 financial statements and requested that the results of operations and the loss on disposal of ASI be reclassified as components of continuing operations since ASI was not deemed by the SEC to be a major line of business. As a result, the Company has classified the respective loss from operations of the disposed division within operating expenses in the accompanying statements of income. Revenue of the disposed division was approximately $2.8 million and $8.9 million for the quarter and nine months ended September 30, 1993, respectively.


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

9.   INVENTORIES

Inventories, which consist primarily of testing equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                        September 30,    December 31,
                                            1994             1993
                                        -------------    ------------
                                         (Unaudited)
      Raw materials and supplies           $ 1,298          $ 2,240
      Work-in-progress                       2,327            2,214
      Finished goods                         1,735            1,290
                                           -------          -------
      Total                                $ 5,360          $ 5,744
                                           =======          =======

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


The Company sold its ASI division in December 1993 and has reclassified the financial information of prior periods to report the operating results of ASI as a separate line item within operating expenses in the consolidated statements of income. For the three and nine months ended September 30, 1993, the Company recorded losses of $1.3 million and $2.9 million, respectively, related to the operating results of the disposed division.


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



                                       CADENCE DESIGN SYSTEMS, INC.
                                       (REGISTRANT)



DATE:  March 9, 1995                   By: /s/ H. Raymond Bingham
     ---------------                       ----------------------
                                           H. RAYMOND BINGHAM
                                           Executive Vice President
                                           and Chief Financial Officer