Form 10-K405
CADENCE DESIGN SYSTEMS INC
filed 1995-03-31
CIK 813672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 31, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

                        Commission file number  1-10606

                          CADENCE DESIGN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       77-0148231
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X     No
                                                   ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of the voting stock held on February 28, 1995 by non-affiliates of the registrant:
                                  $863,877,764

Number of shares of common stock outstanding at March 24, 1995: 38,260,205

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on May 11, 1995 are incorporated by reference into Part III hereof.

                          CADENCE DESIGN SYSTEMS, INC.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----

Item 1.     Business                                                        1

Item 2.     Properties                                                      11

Item 3.     Legal Proceedings                                               12

Item 4.     Submission of Matters to a Vote of Security Holders             12

            Executive Officers of the Registrant                            13

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related           15
            Stockholder Matters

Item 6.     Selected Financial Data                                         15

Item 7.     Management's Discussion and Analysis of Financial               16
            Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data                     24

Item 9.     Changes in and Disagreements with Accountants on                24
            Accounting and Financial Disclosure


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant              24

Item 11.    Executive Compensation                                          24

Item 12.    Security Ownership of Certain Beneficial Owners and             24
            Management

Item 13.    Certain Relationships and Related Transactions                  24


                                    PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports          25
            on Form 8-K

            Signatures                                                      52

PART I

ITEM 1.  BUSINESS

         Cadence Design Systems, Inc. ("Cadence" or the "Company") develops, markets, and supports electronic design automation ("EDA") software products and services that automate, enhance and accelerate the design and verification of integrated circuits ("ICs") and electronic systems. The Company combines its software products and professional services to provide customers with optimized electronic product development environments ("PDEs").

         Cadence was formed as a result of the merger of SDA Systems, Inc. ("SDA") into ECAD, Inc. ("ECAD") in May 1988. ECAD commenced operations in 1982. SDA commenced operations in 1983. The Company's name was changed to Cadence Design Systems, Inc. in June 1988. In March 1989, Cadence acquired Tangent Systems Corporation ("Tangent"). In December 1989, Cadence merged with Gateway Design Automation Corporation ("Gateway"), a leading EDA supplier of digital logic simulation software. In July 1990, Cadence merged with Automated Systems, Inc. ("ASI"), a company that marketed products and services related to the design and manufacture of electronic printed circuit boards ("PCBs") to the aerospace, defense, computer and telecommunications industries. In December 1991, Cadence merged with Valid Logic Systems Incorporated ("Valid"), a company that developed and supported EDA software used to design electronic systems, PCBs and applications for electronic product designs involving advanced packaging technology such as hybrids and multi-chip modules ("MCMs"). Valid had acquired two companies by merger in February 1989: Integrated Measurements Systems, Inc. ("IMS"), a company that manufactures and markets verification systems used in testing prototype application specific integrated circuits ("ASICs"), and Analog Design Tools, Inc. ("ADT"), a supplier of computer-aided engineering ("CAE") software for the design of analog electronic circuits. In June 1993 Cadence acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco") a subsidiary of Comdisco, Inc. Comdisco develops, markets and supports digital signal processing software products in the electronic systems applications area. In December 1993, the Company sold its ASI division. The operating results of ASI have been reported as a disposal of a division and included as loss (income) from operations of disposed division within operating expenses for all years presented. The loss on disposal of $6.0 million is classified in other income (expense) in the Company's 1993 statement of income. In August 1994, Cadence acquired Redwood Design Automation, Inc. ("Redwood"), a company that had developed microprocessor and microcontroller software products in the electronic systems applications area. The operations of Comdisco and Redwood comprise the Company's Alta Group. In December 1994, the Company also acquired the business and certain assets of Parsec Software, Inc. ("Parsec"), a company which developed, marketed and supported a software product used for static timing analysis in the electronic design area.

CADENCE BUSINESS STRATEGY

         Since the inception of the electronic design automation industry, EDA vendors have been operating under a traditional selling business model where software products would in general be sold to internal customer design automation groups. These internal groups would then be responsible for building software solutions that would be used by that customer's IC, ASIC and systems designers. If problems were subsequently uncovered in the design process, the internal design automation groups would ask the EDA vendors to fix the problems by coming in after the fact.

         This has not been a satisfactory working relationship and may in fact have contributed to the lack of overall satisfaction electronics customers have
had with the EDA industry in general.   In addition, many of the new
technologies being adopted by semiconductor and systems companies are requiring a new design methodology. For example, technology changes associated with deep sub-micron IC design will significantly impact the way semiconductor companies design chips in the future.

         Cadence has recognized a need in the industry for a new approach. In 1994, Cadence set a new strategic direction for the Company and a new business model has emerged. Central to this new model are its customers' business objectives. Cadence intends to provide enhanced value by understanding the customer's business objectives and translating these objectives into a PDE. The PDE is a semi-custom solution that will enable the building of electronic products that are optimized to a customer's business objectives. Cadence is uniquely qualified to help customers build these PDEs by offering a combination of technology components, professional services and design and staffing expertise. Cadence believes that it is positioned to provide this new level of partnership to customers because of its broad technology base, design technology expertise, large customer franchise and global presence.

         Cadence will continue to invest heavily in developing new design technologies as technology remains a critical component of an overall PDE. The Company expects the services component of the business to grow at a rate faster than the software component in the next few years as its customers recognize the enhanced value of this model.

THE ELECTRONIC PRODUCT DEVELOPMENT CYCLE

         ELECTRONIC DESIGN AUTOMATION   EDA refers to the use of engineering
software to design electronic circuits and systems. A critical and enabling technology for the global electronics industry, EDA allows engineers to develop complex and high quality electronic products within accelerated time-to-market schedules. The Company believes EDA software is one of the key forces driving electronics innovation and production.

         Virtually all complex computer, telecommunication, aerospace and semiconductor projects depend on advanced EDA solutions to handle the large amounts of data associated with these designs. In addition, the short product life cycles of consumer electronics products depend on the accelerated design schedules that EDA software allows. EDA software can literally cut months from a production schedule, allowing design teams to complete projects in a time frame that would be impossible if done manually.

         Electronics manufacturing has a synergistic relationship with EDA. Without EDA simulation software to verify design performance, the design quality required for profitable high volume production of ICs and PCBs would be compromised. The capabilities inherent in Electronic Design Automation technology have also enabled the quick production time and enormous market growth of semi-custom circuits and subsystems such as ASICs, Programmable Logic Devices ("PLDs"), Field Programmable Gate Arrays ("FPGAs") and MCMs.

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

         For digital designs, the most common HDLs are Verilog(R) HDL, a language developed by Cadence that is now in the public domain, and VHDL, a language standardized and backed by the U.S. Department of Defense and supported by Cadence as well as many other EDA vendors. A similar standard is emerging for analog design. Cadence introduced an analog hardware description language ("AHDL") in 1994, and is seeking to make it an industry standard.

         Much as a sketch is detailed into a blueprint before building a house, behavioral descriptions must be detailed into lower-level descriptions (also called structural designs) before the IC or PCB can be manufactured. This process can be done manually, or in an automated fashion using a process called logic synthesis. In structural design, the engineer specifically defines components, their interconnections, and associated physical properties. This description can be the text file produced by logic synthesis, or a graphical drawing called a schematic. In structural design, critical design time is saved by pulling components from an electronic library and including them in the design, rather than recreating symbols and data for each design. A database, containing the design's electrical characteristics, interconnections and specific design rules is automatically created and used as the foundation for subsequent design steps.

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

         When the functionality and timing are determined to be correct, the engineer generates a netlist. A netlist is a non- graphic description, in list form, of all design components and interconnects. The netlist is the link between the CAE design environment and the CAD process.

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

         If the design is a full custom IC, the process includes chip-level architectural design, creation of cells and blocks, floorplanning, placement, routing and compaction of the cells/blocks, analysis of conformance to electrical and physical design rules, analysis of wire lengths, load factors and timing performance, and generation of mask data for chip fabrication. If the design is produced as a PCB or MCM incorporating off-the-shelf components, full custom ICs and/or ASICs, physical design typically includes floorplanning and pre-placement of critical components, automatic or interactive component placement, analysis of thermal conditions and high-frequency transmission line characteristics, analysis of testability and generation of test documentation, pre-manufacturing clean-up or OglossingO of the board design, and generation of a wide range of manufacturing data and artwork.

CADENCE'S EDA PRODUCT FAMILY

         Cadence's full line of integrated EDA software solutions has been developed to support engineers at two levels. At one level, individual engineers need solutions to solve their specific design needs. A second level is to support teams of engineers working on larger projects. These engineers need to share information across their entire company and can do so effectively with a variety of solutions from Cadence.

         Cadence offers a full line of integrated EDA solutions for three basic design areas: IC design, system design and ASIC design, particularly for high-performance sub-micron ASICs.

         These three areas include solutions for the electrical and physical design of all types of systems, subsystems and ICs, including PCBs, MCMs, hybrids, ASICs, PLDs, FPGAs and full custom and semi-custom ICs.

         The major advantages of Cadence products are in the areas of design methodologies and integration of electrical and physical design tools. Cadence's commitment to industry standard hardware platforms, operating systems and networking protocols allows users to configure an open design environment tailored to their specific needs. As design needs grow, the Cadence design environment can be expanded to include additional Cadence tools or third-party tools. Customizing environments can be handled through Cadence's Spectrum Services Group, responsible for working with customers to define and implement product development environments optimized for customer project or product needs.

PRODUCT STRATEGY AND PRODUCTS

     Cadence's goal is to provide technology and services that accelerate the creation of innovative electronic products, enabling designers to bring complex products to market quickly and reliably. To meet this goal consistently, Cadence has adopted the following core product strategies:
     - Focus product development efforts on collapsing the most complex and time-consuming aspects of the design process
     - Deliver solutions that combine software tools, advanced design methodologies and specialized services to streamline the overall design process and optimize the PDE.

     CORE PRODUCT TECHNOLOGY   Cadence believes that within its solutions
approach, customers demand high performance point tools for certain functions. By focusing technology development efforts to address the most complex and time-consuming aspects of the design process, Cadence has delivered a suite of individual design tools that has become well known in the industry. These tools, which address all major areas of the design process, include:
     - Allegro(TM) and Allegro MCM for board and MCM layout respectively, along with integrated layout analysis tools, DF/EM Control(TM), DF/SigNoise(TM), DF/Thermax(TM), and DF/Viable(TM)
     - Analog Artist(TM) and Analog Workbench(TM) for analog/mixed-signal IC and system design, respectively, Resolve(TM) for analog/mixed-signal board optimization
     - Concept(TM), CheckPlus(TM), Logic Workbench(TM), OpenSim(TM) for board-level design and verification
     -  Device-Level Editing(TM) for IC layout
     -  Dracula(R), Diva(TM) and Vampire(TM) for IC physical verification
     - Gate Ensemble(TM), Cell Ensemble(TM), Block Ensemble(TM) and QPlace(TM) for IC and ASIC place and route
     -  Layout Synthesis(TM) for IC synthesis and optimization
     -  Preview(TM) for ASIC and IC floorplanning
     -  Profile(TM) analog behavioral language
     -  Signal Processing Workbench(TM) for DSP electronic system design
     -  Spectre(TM), Cadence Spice(TM) and SpicePlus(TM) for analog simulation
     -  SpectreHDL(TM) analog behavioral simulation system
     - Synergy(TM) and Placement-Based Synthesis(TM) for circuit synthesis and optimization
     - Team Design Manager(TM) and Component Information Workbench(TM) for enterprise data management
     - Verilog-XL(TM), Verilog-XL Turbo(TM), Verilog-XL Twin-Turbo(TM) and Leapfrog(TM) VHDL for digital simulation
     -  Virtuoso(TM) for custom IC layout and library development

     OPEN ENVIRONMENT Cadence pioneered the ability to link and manage a variety of design tools under a consistent graphical user interface with the
introduction of its framework technologies in 1985.   Cadence has continued to
enhance its framework capabilities so that designers today can work with multiple tools more efficiently. Through its Team Design Manager and Component Information Workbench capabilities, Cadence provides for project and data management and library development and management, both critical for today's large designs and distributed design teams.

         Cadence's software operates on industry standard workstations from Digital Equipment Corporation, Hewlett-Packard/Apollo, International Business Machines Corporation and Sun Microsystems, Inc. Cadence believes that it is well positioned to port its systems quickly to other UNIX-based workstations that may gain broad customer acceptance in the future.

     Cadence works closely with standards organizations to further the value of electronic design automation solutions. Cadence is actively involved with CFI (CAD Framework Initiative), OVI

(Open Verilog International), VI (VHDL International), and VITAL (VHDL Initiative Towards ASIC Libraries).

INTEGRATED DESIGN SOLUTIONS

         Integrated circuit design requirements continue to grow as ICs become more complex and product life cycles continue to shrink. Cadence has a long history of providing a full line of EDA software combined with advanced design methodologies and specialized services that help solve semiconductor company's evolving design challenges.

         IC DESIGN Cadence's products have been used in every major type of electronic product design ranging from microprocessors that are at the heart of personal computers and workstations to mixed signal chips that are driving the telecommunications and networking industries. Cadence's IC solutions feature proven tools for custom library development and editing, automated custom design, advanced digital and analog and mixed-signal simulation, and IC physical verification. Building on this full-line of IC tools, Cadence offers complete, front-to-back solutions for designing digital, analog, mixed-signal and microwave ICs. These solutions streamline the design of complex chips and help design teams get to market with innovative, high quality products.

         For each step in the IC design process Cadence provides a complete design environment to meet individual design tasks. Cadence's solution includes the Virtuoso(TM) product family of custom layout tools with DLE(TM) for enhanced layout productivity and Layout Synthesis(TM) for layout synthesis; the Ensemble(TM) product family with the new Qplace(TM) placement option providing automatic place and route for both ASIC and custom cell-based design styles; Chip Assembly Solution for multi-layered block placement and routing; the Diva(TM) product family of interactive verification tools; and the Dracula(R) product family of physical verification tools. Cadence recently introduced a new IC physical verification tool, Vampire(TM), which provides significant new capabilities to verify extremely complex circuits accurately and more efficiently than previously available tools.

         For analog designers, Cadence offers complete front-to-back solutions for analog, mixed-signal and microwave circuits. The Analog Artist(TM) for IC design provides advanced simulation, layout and verification, featuring products like the Profile(TM) behavioral modeling and simulation software and the Spectre(TM) high-speed circuit simulator. This solution supports design teams with productive tools for fast, early evaluation of design alternatives on complex analog designs, allowing teams to manage the critical interdependencies between electrical design and physical layout. In 1994, Cadence announced SpectreHDL(TM), the industry's first analog behavioral simulation system for analog and mixed-signal applications.

         Cadence's front-to-back IC solution includes a unique timing-driven design methodology to minimize costly downstream iterations. All tools, from synthesis and simulation to floorplanning and place and route, share critical timing information to maintain consistency and ensure that key performance requirements are met.

         SYSTEM DESIGN  Cadence provides front-to-back digital, analog and
mixed-signal system design solutions.   During 1994, Cadence significantly
enhanced its solution by adding additional capabilities to help customers meet the growing challenges of successfully incorporating increasingly complex silicon into system designs for computer, telecommunications, consumer, automotive, and avionics applications.

         For board-level design and verification, Cadence provides a complete flow. Concept(TM) is a mixed-level schematic and HDL design entry tool. CheckPlus(TM) is a user-customizable rule checking system. Cadence's Logic Workbench(TM) is a mixed-level simulation environment that features the OpenSim(TM) simulation backplane for integrating a variety of commercial or customer simulators. Verilog-XL(TM) and Leapfrog(TM) VHDL are fully supported within the OpenSim(TM) environment.

         Allegro(TM), one of the industry's most comprehensive and production-proven systems physical design environments includes: the DF/Viable(TM) reliability analyzer, the DF/SigNoise(TM) and signal integrity analysis modules, the DF/Thermax(R) thermal analysis software and DF/EMControl(TM) for electromagnetic compliance.

         For analog and mixed-signal board and system design, Cadence provides the Analog Workbench(TM), for top-down, front-to-back analog design. The Analog Workbench(TM) provides simulation tools, integrated physical layout, extensive analog model libraries and advanced analysis tools for tasks such as thermal analysis and post-layout simulation with extracted temperatures. The Resolve Optimizer(TM) tunes (optimizes) design parameters to meet desired system or circuit performance specifications.

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

         ASIC DESIGN Cadence helped pioneer the use of top-down design by ASIC designers with its Verilog-XL(TM) simulator and Verilog(R) HDL design language. Building on what is now the most broadly used top-down method in the industry, Cadence offers a complete and production-proven top-down design system.

         Capabilities offered include a flexible environment with Composer(TM) mixed-level design entry using either Verilog HDL or VHDL; large-capacity, high-performance logic synthesis and optimization with the Synergy and Placement-Based Synthesis software; fully integrated mixed-level logic simulation with Verilog-XL(TM), Verilog-XL Turbo, Verilog-XL Twin Turbo and Leapfrog(TM) VHDL verification tools. In addition, the Preview(TM) floorplanner enables the sharing of consistent timing data from design entry through place and route. Completing the ASIC design process is Cadence's Gate Ensemble(TM) place and route system and the new QPlace(TM) option for place and route. A new series of design-for-test tools, offering advanced test synthesis and test pattern generation capabilities, helps to shorten ASIC design cycles and improve yields. With Cadence's Model Import capability, customers can use VHDL for top-down (HDL) design and verify their designs with the Verilog simulation models that are widely adopted by the major ASIC vendors.

         Cadence's extensive list of over 185 ASIC libraries and endorsements from major ASIC vendors help ensure a production path for the most complex, leading-edge ASIC designs.

         Although a top-down design methodology has been available for some time, many designers have not yet adopted it because of the perceived risks involved. To help designers make the transition to top-down design, Cadence introduced a complete packaged solution of simulation and synthesis software and specialized services in 1994.

         With the advent of deep submicron technologies, ASIC designers need to adopt a whole new design approach. Cadence is leading the industry in deep sub-micron design by providing new methodologies and new technologies. During 1994, Cadence announced Silicon Synthesis(TM) to help bridge the gap between logical and physical design. Silicon Synthesis is part of Cadence's new Silicon Based Logic Design (SBLD) methodology to address the issues associated with deep sub-micron design.

         ELECTRONIC SYSTEM DESIGN AUTOMATION ("ESDA") Cadence continues to invest in new areas of electronic design automation that further the productivity and quality of our customers' design process. With the formation of the Alta Group, Cadence is able to provide customers with a higher level of design automation for a number of applications areas including wireless communications, networking and multi-media.

         ESDA is seen as a natural evolution of EDA that enables customers to include product concept in the design environment. Alta's focus is on Virtual Product Design, a new approach that starts with the creation of a product prototype in software...what is called virtual prototype. Virtual prototyping allows the designer to focus on what is needed for the product to be successful as opposed to how the design is implemented.

         Alta's product offerings include SPW(TM), HDS(TM) and the Race/Reveal(TM) Package Components which include a large applications library of design blocks, a complete technology base and a visualization and analysis environment. Once the design is conceptualized, Alta provides links to implementation which include multiple capabilities that allow the design to be passed downstream to ASIC/IC engineers.

         CADENCE SPECTRUM SERVICES Customizing design automation systems can require a major time and resource investment from the customer. Spectrum Services provides a structured consultative approach to analyzing the design process. After an extensive review of a customer's business and technical objectives and design processes, a comprehensive plan is developed for an advanced product development environment. By integrating Cadence's solutions with the customer's software tools and third-party and custom-designed tools and augmenting the software with expert advice on streamlining the design process, customers benefit from a custom optimized Product Development Environment.

MARKETING AND CUSTOMERS

         CUSTOMERS AND MARKET STRATEGY   Cadence's customers and target markets
include computer manufacturers, consumer electronics companies, defense electronics companies, merchant semiconductor manufacturers, ASIC foundries and telecommunications companies. In addition, Cadence licenses its products to international distributors in certain countries (see "International Sales" below in this "Business" section). In 1994, 1993 and 1992, one customer, Cadence's Japanese distributor, Innotech Corporation ("Innotech"), accounted for 10%, 13% and 14% of total revenue, respectively.

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

         There are presently several variations of Cadence partnerships: four groups of technology partnerships (involving Cadence's IC, HDL and Systems Groups, respectively) and a fifth group that focuses on development of specific products ("Product Development Partnerships").

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

         INDUSTRY ALLIANCES Cadence cooperates with other design automation vendors to deliver full-scope technology to its customers. Through Cadence's Connections(TM) Program, customers can more easily integrate Cadence products and technologies with other company's products and technologies. This provides customers with the flexibility to mix and match third-party and proprietary tools to specifically meet their design automation needs. Today over 90 companies have integrated their tools with Cadence's software.

            UNIVERSITY SOFTWARE PROGRAM Cadence supports EDA research by sharing its design automation technology and expertise with universities. More than 500 universities worldwide participate, including the University of California at Berkeley, Duke University, the Massachusetts Institute of Technology and Stanford University.

SALES

            As of December 31, 1994, Cadence had 738 employees engaged in field sales and sales support, representing approximately 30% of its total workforce. Cadence's salesforce presents Cadence and its products for licensing to prospective customers, while applications engineers provide technical pre-sales as well as post-sales support. Due to the complexity of EDA products, the selling cycle is generally long, with three to six months being typical. Activities during this sales cycle typically consist of a technical presentation, a product demonstration, a design benchmark and often, an on-site customer evaluation of Cadence software.

            NORTH AMERICAN SALES In the domestic market Cadence uses a direct sales force, utilizing both sales people and applications engineers in each territory to license its products. As of December 31, 1994, Cadence had 328 regional sales people and applications engineers licensing and supporting Cadence's products and 64 other sales and support personnel in the United States and Canada. Cadence maintains domestic sales and support offices at various locations across the United States.

            INTERNATIONAL SALES In Europe and Asia, Cadence markets and supports its products primarily through 12 majority-owned subsidiaries, which, as of December 31, 1994, employed 246 salespeople and applications engineers and 100 other sales and support personnel.

            Cadence licenses its IC products in Japan primarily through a
distributor, Innotech.    Cadence's systems products are marketed in Japan
through a majority-owned subsidiary and, until 1992, through a distributor, CIC, Inc. In March 1992 Cadence reached an agreement to acquire CIC, Inc. and consolidated its systems product marketing in Japan utilizing its subsidiary in Japan, Cadence Design Systems K.K. ("Cadence K.K.").

            Cadence also serves its international customers through a manufacturer's representative in Europe, European Silicon Structures B.V. ("ES2"). The Company also uses distributors in various countries. In The People's Republic of China, Brazil, Australia, India, Singapore, Spain, Portugal, Greece and Turkey, Cadence uses IMAG Industries, QuickChip Eng. E. Ltda., Cadence Design Systems Pty Ltd., Wipro, CAD/CAM Systems, SIDSA, Technologias de Microelectronica, AMBIT Limited and MOMENTUM, respectively, as its distributors.

            Revenue from international sources was $221.6 million, $183.6 million and $215.4 million or approximately 52%, 50% and 51% of total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

            Prices for international customers are quoted from an international price list. The list is maintained in U.S. dollars but reflects the higher cost of doing business outside the United States. International customers are invoiced in U.S. dollars using current exchange rates or the local currency.
In light of the large portion of Cadence's revenue derived from international sales, if the dollar strengthens in relation to the Japanese yen or certain European currencies, Cadence's revenue from international sales may be adversely affected. Foreign subsidiaries' marketing and support expenses are incurred in local currency and license fees paid by the subsidiaries to Cadence are paid in local currency or U.S. dollars. Cadence is subject to the currency conversion risks inherent in international transactions. It is Cadence's policy to manage and minimize its foreign exchange risks. Cadence enters into forward exchange contracts to reduce the impact of foreign currency fluctuations resulting from transaction gains and losses, and any gains or losses resulting from these transactions are recorded to other income and expense in the Company's statement of income. Cadence is required to have United States Department of Commerce export licenses for shipment of its products outside the United States. Although to date Cadence has not encountered any material difficulty in obtaining these licenses, any difficulty in obtaining necessary export licenses in the future could have an adverse effect on revenue.

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

            ENHANCED SERVICE AND SUPPORT Installing a new design automation system, tailoring it to a customer's design environment and training designers in the efficient use of this new system requires a major time and resource investment from the customer. In response to customer requests, Cadence has developed an enhanced consulting service capability. Cadence consulting services is comprised of Cadence employees; application and consulting engineers, whose services can be retained by customers to provide a wide range of engineering activities that include training, contract programming, design and building PDEs including outsourcing of a customer's design activities. These services are intended to assist customers in becoming productive quickly through use of Cadence products and methodologies, thereby improving customer satisfaction and increasing the likelihood of follow-on sales.

PRODUCT DEVELOPMENT AND ENGINEERING

            As of December 31, 1994, Cadence's product development was performed by 774 employees, 448 employees located at its research and development facilities in San Jose, Foster City, Santa Cruz and San Diego, California, 113 employees in Chelmsford, Massachusetts, 98 employees in India, 18 employees in Taiwan and 17 employees in Lawrence, Kansas. The Company also has 9 employees in various locations throughout North America and 3 individuals in Europe and Asia. The development group includes experts in database structures and industry specific algorithm technology. In June 1990, the Company entered into a joint venture ("EuCAD") as majority owner with ES2. During 1992, the Company acquired the minority interest in the joint venture. EuCAD has 18 employees in the U.K. and specializes in research and development activities in the EDA and ASIC design markets. The Company also has 50 employees in Beaverton, Oregon at its IMS subsidiary.

            For the years ended December 31, 1994, 1993 and 1992, Cadence's research and development expenses were approximately $83.4 million, $84.3 million and $81.2 million (before capitalizing approximately $10.8 million, $15.2 million and $14.7 million of software development costs in 1994, 1993 and
1992), respectively. Cadence began capitalizing certain of its software development costs in 1986 in accordance with Statement of Financial Accounting Standards No. 86. See Note 2 of Notes to Consolidated Financial Statements at December 31, 1994 for a more complete description of Cadence's capitalization of certain software development costs.

            Certain faculty members from the University of California at Berkeley, considered to be a leading university for IC design software research, have served as consultants to Cadence since its inception. These consultants have helped Cadence to stay abreast of the latest developments and directions in the rapidly changing IC design software industry.

COMPETITION

          The Company faces intense competition in the EDA product market, which continues to be characterized by aggressive pricing practices and new market entrants. The Company competes with other companies that sell competing products and with internal EDA software development groups of potential customers. Some of the Company's competitors may have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully.

         Because the EDA industry is labor intensive rather than capital intensive, the number of potential competitors to the Company is significant.
A potential competitor who possesses the necessary knowledge of electronic circuit and systems design, production and operation could develop EDA tools using a moderately priced computer workstation and bring such tools to market quickly. If such an EDA software tool were to surpass the technology of a tool of the Company, the attention of customers might rapidly shift to the new tool, resulting in a precipitous decline in the sales of the Company's comparable product.

         The Company has in the past discounted EDA product prices where deemed necessary for competitive reasons or in connection with volume purchase agreements with major customers. In the past, discounts of up to 60% of the list prices of the EDA products have been given. Although the Company is striving to reduce discounts, it anticipates that it may be required to discount EDA product prices under similar circumstances in the future.

PROPRIETARY RIGHTS

            Cadence relies principally upon a combination of patent, copyright and trade secret laws and license or nondisclosure agreements to protect its
proprietary interest in its products.   Cadence's products are generally
licensed to end users pursuant to a license agreement that restricts the use of the products to the customer's internal purposes. Cadence protects the source code version of its products as a trade secret and as an unpublished copyrighted work or, on a limited basis through patents. Cadence has made portions of its source code available to certain customers under very limited circumstances, subject to confidentiality, use and other restrictions. Despite these precautions, it may be possible for third parties or former employees to copy aspects of Cadence's products or to obtain and use information without authorization that Cadence regards as proprietary. The Company has relatively few patents, and existing copyright laws afford only limited protection. There has been an increase in the number of patents issued in the United States relating to EDA software, and, accordingly, the risk of patent infringement in the industry can be expected to increase. In addition, effective patent, copyright and trade secret protection for software products may be unavailable in certain foreign locations.

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

            DRACULA(R), Verilog(R), Prance(R), BONeS(R), Verifault-XL(R), DIVA(R), SPW(R) and Thermax(R) are registered trademarks of Cadence, and many of the other Cadence product and product family names used are common law trademarks of Cadence.

MANUFACTURING AND BACKLOG

            Cadence's software production operations consist of configuring the proper version of a product, recording it on magnetic tape or CD-ROM, and producing customer unique access keys which allow customers to use purchased products. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format. Shipments are generally made within two weeks of receiving an order.

            Cadence's product line includes a series of design verification systems offered by IMS. Logic Master is a family of design verification systems designed to work with most computer systems, workstations or terminals to receive and execute test commands and report the results of test procedures. These systems are designed to match varying customer requirements. Generally, they differ from one another as to speed, size of the device to be verified and flexibility in the number and variety of applications in which a system can be used and price.

EMPLOYEES

            As of December 31, 1994, Cadence employed 2,449 persons, including 1,429 in sales, marketing, support and manufacturing activities, 774 in product development and 246 in management, administration and finance. Of these employees, 1,903 were located in the United States and 546 were located in 14 other countries. None of Cadence's employees are represented by a labor union, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

            Competition in recruiting of personnel in the software industry is intense. Cadence believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2.      PROPERTIES

            During June 1989 Cadence acquired a 49% interest as a limited partner in a real estate partnership. Also in 1989, the Company signed agreements to lease four buildings located at 535-575 River Oaks Parkway, San Jose, California ("the River Oaks Campus") from this limited partnership that is the owner of the River Oaks Campus for a period of ten years. During June 1991 the Company acquired a 46.5% interest as a limited partner in an additional real estate partnership and signed lease agreements which commenced in the second quarter of 1992 to lease three buildings close to the River Oaks
Campus from the limited partnership for a period of fifteen years.   At this
same time the Company also acquired an 80% interest in a third real estate partnership which purchased adjacent land for future expansion. The three buildings and adjacent land are referred to as "the Seely Campus".

            In March 1994 the Company acquired all third-party interests in the Seely Campus for approximately $8.7 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company paid off the secured construction loan with its cash reserves in May 1994. In October 1994 the Company acquired all third-party interests in the River Oaks Campus for approximately $5.9 million in cash. The River Oaks Campus remains subject
to a secured note in the amount of approximately $23.7 million.   The Company
expects that it will refinance the secured note of $23.7 million prior to August 1995 when it becomes due, or it may elect to pay the secured note with its cash reserves. The total square footage of these previously leased buildings is approximately 483,000. The rent expense incurred in 1994 related to these buildings was approximately $5.8 million.

            The Company continues to lease three buildings with approximately 209,000 square feet at Plumeria Drive in San Jose, California at an annual rental rate of approximately $3.4 million. The leases related to approximately 129,000 square feet expire in March 1998 and the remaining lease expires in February 1999. Approximately one-third of the square footage of the Plumeria facilities has been subleased and the balance remains available for sublease. Cadence also leases approximately 100,000 square feet of facilities in Chelmsford, Massachusetts at an annual rate of approximately $.5 million. Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and research and development facilities in San Diego and Santa Cruz, California, Lawrence, Kansas, United Kingdom, France, Taiwan and India at an aggregate annual rental of approximately $7.5 million.

            Cadence also leases approximately 75,000 square feet in a building in Beaverton, Oregon, at a current annual rental of approximately $.7 million, which houses manufacturing, engineering, marketing and administrative operations for its IMS subsidiary and a regional software sales office. The Company's Alta group also leases approximately 30,000 square feet in a building in Foster City, California at an annual cost of approximately $.6 million.

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

             On March 23, 1993, a separate class action lawsuit was filed against the Company and certain of its directors and officers in the United States District Court, Northern District of California, San Jose Division.
This lawsuit, which was consolidated into a single action with two virtually identical lawsuits filed later in March and in April 1993, alleges violation of certain federal securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition. On November 18, 1993, the District Court granted the Company's motion to dismiss the 1993 complaint. The effect of the ruling was to dismiss the complaint except as to a statement allegedly made on January 28, 1993, but plaintiffs were granted leave to further amend their complaint.

             In April 1994, the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. The agreements are subject to final court approval. At December 31, 1994, the total settlement amount has been remitted into escrow.




ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive corporate officers of Cadence are as follows:

NAME                              AGE        POSITIONS AND OFFICES
----                              ---        ---------------------
Joseph B. Costello                41         President, Chief Executive Officer and Director


H. Raymond Bingham                49         Executive Vice President, Chief Financial Officer and
                                             Secretary

M. Robert Leach                   47         Senior Vice President, Spectrum Services


John Olsen                        43         Senior Vice President, Worldwide Sales


Scott W. Sherwood                 43         Senior Vice President, Human Resources


James E. Solomon                  58         Vice President and Principal Technologist


Mark S. Garrett                   37         Vice President, Corporate Financial Planning and Analysis


Douglas J. McCutcheon             46         Vice President, Corporate Finance


William Porter                    40         Vice President, Corporate Controller and Assistant Secretary


            Executive corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

            JOSEPH B. COSTELLO has served as President and a director of the Company since May 1988. In addition, Mr. Costello has served as Chief Executive Officer of the Company since June 1988. Previously he served as a director of SDA Systems, Inc. ("SDA"), from May 1987 to May 1988. From March 1986 to March 1987, he served as SDA's President and Chief Operating Officer. He is also a director of Oracle Corporation, Microelectronics and Computer Technology Corporation and Pano Corporation Display Systems.

            H. RAYMOND BINGHAM joined Cadence in June 1993 as Executive Vice President and Chief Financial Officer. From June 1985 to May 1993 he served as Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, which owns and operates a chain of 54 hotels. From 1981 to 1985 Mr. Bingham was the Managing Director of Agrico Overseas Investment Company, a subsidiary of the Williams Companies, and was responsible for developing and managing international manufacturing joint ventures.

            M. ROBERT LEACH joined Cadence in June 1993 as Senior Vice President of Spectrum Services. From September 1981 to June 1993 Mr. Leach served as a partner in the worldwide electronics industry consulting practice for Andersen Consulting.

            JOHN OLSEN joined Cadence in May 1994 as Senior Vice President of Field Operations and became Senior Vice President, Worldwide Sales in January 1995. For the five years immediately preceding his joining Cadence, Mr. Olsen was a partner with KPMG Peat Marwick.

            SCOTT W. SHERWOOD joined Cadence in July 1990 as Vice President of Human Resources and was appointed Senior Vice President, Human Resources in February 1992. From 1983 to 1990, he was Vice President Human Resources of Mead Data Central, a division of Mead Corporation and provider of information services to the legal community.

            JAMES E. SOLOMON has served as a director of the Company since May 1988. Mr. Solomon has also served as Senior Vice President and Principal Technologist for the Company since February 1994. Prior to that, he served as Senior Vice President of the Company's Analog Division from February 1993 to February 1994 and as President of the Company's Analog Division from December 1988 to February 1993. Mr. Solomon also served as Co-Chairman of the Board of Directors of the Company from May 1988 until May 1989. As a founder of SDA, Mr. Solomon served as its Chief Executive Officer from its inception in July 1983 to May 1988, as its President from July 1983 to March 1987, and its Chairman of the Board from March 1987 until its merger with ECAD, Inc. in May 1988. Mr. Solomon is also the Chairman of the Board of Smart Machines, Inc.

            MARK S. GARRETT joined Cadence in June 1991 as Division Controller/Director of Finance, Systems Division. From December 1991 to January 1995 Mr. Garrett held various financial positions at Cadence including Division Controller/Director of Finance, CAE Division; Group Director, Technology Development Finance; and Group Director, Spectrum Services Business Operations. In February 1995 Mr. Garrett was appointed Vice President Corporate Financial Planning and Analysis. Prior to joining Cadence, Mr. Garrett held various financial positions at IBM Corporation since June 1979, most recently as Site Financial Planning Manager, Storage Systems Products Division.

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

            WILLIAM PORTER joined Cadence in February 1994 as Vice President, Corporate Controller and Assistant Secretary. From September 1988 to February 1994 Mr. Porter served as Technical Accounting and Reporting Manager and most recently as Controller of Cupertino Operations with Apple Computer Corporation, a worldwide manufacturer of computer equipment. From 1976 until 1988 Mr. Porter held various positions with Arthur Andersen LLP, most recently as a Senior Audit Manager.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

            The Company's Common Stock was traded on the NASDAQ National Market System under the NASDAQ symbol ECAD from the Company's initial public offering at $7.83 per share on June 10, 1987 until June 1, 1988 when it began trading under the NASDAQ symbol CDNC. Since September 17, 1990 the Company's Common Stock has traded on the New York Stock Exchange under the symbol CDN. The Company has never declared or paid any cash dividends on its common stock in the past and none are planned to be paid in the future. In addition, the Company's line of credit agreement requires the prior written consent of the lenders before the Company can pay any cash dividends on its capital stock. As of December 31, 1994, the Company had approximately 1,975 stockholders of record, which does not include those held in street or nominee name.

            The following table sets forth the high and low sales prices for the Common Stock for each calendar quarter in the two- year period ended December 31, 1994.



                                     High                        Low
                                     ----                        ---
            1993:
            First Quarter           $24.38                     $ 9.25
            Second Quarter           14.13                       8.25
            Third Quarter            14.38                       9.75
            Fourth Quarter           13.13                      10.38

            1994:
            First Quarter           $15.63                     $10.25
            Second Quarter           16.88                      12.63
            Third Quarter            18.25                      13.25
            Fourth Quarter           21.75                      16.88


ITEM 6.      SELECTED FINANCIAL DATA

For the years ended December 31,
(In thousands, except per share amounts)

                                         1994         1993         1992        1991        1990
                                         ----         ----         ----        ----        ----
Revenue                               $429,072     $368,623     $418,724    $379,476    $374,357

Unusual items (1)                       14,707       19,650         (253)     55,236      40,987

Income (loss) from operations           44,047       (8,415)      65,710     (14,744)      9,595

Net income (loss)                       36,648      (12,779)      55,360     (22,403)     (9,348)

Net income (loss) per share                .84         (.30)        1.20        (.57)       (.26)

Total assets                           361,048      339,301      367,243     347,074     340,945

Long-term obligations and redeemable
      convertible preferred stock        2,098        4,001        5,722      14,811      21,059


(1) See Note 7 of Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cadence (the "Company") designs, develops, markets and supports electronic design automation ("EDA") software products primarily used to automate, enhance and accelerate the design, verification and testing of integrated circuits, electronic systems and printed circuit boards. The Company combines its software products and professional services to provide customers with optimized electronic product development environments.

      In December 1994 the Company acquired the business and certain assets of Parsec Software, Inc. ("Parsec"). Parsec developed, marketed and supported a software product used for static timing analysis in the electronic design area. The acquisition was accounted for as a purchase and accordingly, the results of the Parsec business from the date of the acquisition forward have been recorded in the Company's consolidated financial statements.

      In August 1994 the Company acquired the business and certain assets of Redwood Design Automation, Inc. ("Redwood"). Redwood developed, marketed and supported advanced software tools for electronic systems design. The acquisition was accounted for as a purchase and accordingly, the results of Redwood from the date of the acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, the Company recorded a one-time charge to operations of $4.7 million for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The Redwood business is now a part of the Company's Alta division.

      In June 1993 the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc. The Comdisco business involves the development, marketing and support of digital signal processing software products in the electronic systems applications area. The acquisition was accounted for as a purchase and accordingly, the results of Comdisco from the date of the acquisition forward have been recorded in the Company's consolidated financial statements. The Comdisco business is now a part of the Company's Alta division.

      In December 1993 the Company sold its Automated Systems ("ASI") division. ASI manufactures and provides design services for complex printed circuit boards. The operating results of ASI have been reported as a disposal of a division and are included as an unusual item within operating expenses in the consolidated statements of income for all years presented. The loss on disposal of approximately $6.0 million is classified in other income (expense) in the 1993 statement of income.

Results of Operations

The following table sets forth for the years indicated (a) the percentage of total revenue represented by each item reflected in the Company's consolidated statements of income and (b) the percentage increase (decrease) in each such item from the prior year.


                                                                           (b) Period to Period
                                                                                Percentage
                                                                            Increase (Decrease)
                                   (a) Percentage of Total Revenue          -------------------
                                        Year Ended December 31,                 1994   1993
                                   ---------------------------------           Compared with
                                   1994           1993          1992         1993         1992
                                   ----           ----          ----         ----         ----
Revenue:
    Product                          63%            65%           75%          12%         (23)%
    Maintenance                      37             35            25           25           23
                                    ---            ---           ---
         Total revenue              100            100           100           16          (12)
                                    ---            ---           ---

Cost of revenue:
    Product                          19             20            18           10           (3)
    Maintenance                       3              4             4          (14)         (12)
                                     --             --            --
         Total cost of revenue       22             24            22            6           (5)
                                     --             --            --
Gross margin                         78             76            78           20          (14)
                                     --             --            --

Operating expenses:
    Marketing and sales              38             43            38            2            1
    Research and development (1)     17             19            16            5            4
    General and administrative        9             11             8            3           14
    Unusual items                     4              5            --          (25)           *
                                     --              -            --
         Total operating expenses    68             78            62            1           11
                                     --             --            --
Income (loss) from operations        10             (2)           16            *            *
Other income (expense)                1             (1)            -            *            *
                                      -             ---           --
Income (loss) before provision
    for income taxes                 11             (3)           16            *            *
Provision for income taxes            3              -             3            *            *
                                     --             ---            -
Net income (loss)                    8%            (3)%          13%            *            *
                                    ===            ====          ===


*      Not meaningful
(1) The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. Total research and development expenses incurred prior to capitalization represented 19%, 23% and 19% of total revenue for 1994, 1993 and 1992, respectively. The percentage change from 1993 to 1994 and from 1992 to 1993 was a decrease of 1% and an increase of 4%, respectively, on a pre-capitalization basis.

Revenue

             Total revenue was approximately $429.1 million, $368.6 million and $418.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. Product revenue increased approximately $28.9 million in 1994 as compared to 1993 due to increased sales volume related to the Company's integrated circuit, automated test engineering and Alta products (formerly Comdisco and Redwood), and increased Spectrum Services consulting revenue. The Alta product revenue increase was a result of a full year of revenue related to the Comdisco business included in 1994 as compared to 1993, which included
revenue only from the date of acquisition forward.   Spectrum Services
consulting revenue increased in 1994 due to increased demand for this business. Product revenue decreased approximately $74.0 million for the year ended December 31, 1993 as compared to the prior year due to weak economic conditions, principally in Japan and lower sales volume for the Company's products, as well as a shift in the Company's systems product strategy. This shift in strategy refocused the Company's development efforts on a product previously developed and marketed by an acquired company. This product had been discontinued near the time of the acquisition due to an overlap of products in the newly combined company. As a result of this change, a significant portion of the Company's selling efforts were focused on explaining this shift in product strategy to the Company's existing and potential customers rather than engaging in normal sales activities, resulting in a reduction in revenue. This decrease in product revenue in 1993 was offset somewhat by the acquisition of Comdisco.

             Maintenance revenue continued to increase each year growing by approximately $31.6 million in 1994 compared to 1993 and $23.9 million in 1993 compared to 1992. These increases were attributable to an increase in the Company's installed base of products as well as the Company's continued effort toward obtaining customer renewals of maintenance coverage. As a percentage of total revenue, maintenance revenue has grown over the last three years from approximately 25% to approximately 37% of total revenue. The increase in maintenance revenue as a percentage of total revenue was also due to the lower levels of product revenue in 1993 and 1994 as compared to 1992.

             Revenue from international sources was approximately $221.6 million, $183.6 million and $215.4 million, or 52%, 50% and 51% of total revenue for the years ended December 31, 1994, 1993 and 1992, respectively.
The increase in 1994 was due to increased sales volume in all major regions which includes Europe and Asia/Pacific. The decrease in 1993 was principally related to decreased sales volume in Japan. In 1994, the Company took certain steps to address the impact on its revenue of the weak Japanese economy. The Company reorganized its direct sales force in Japan, made changes to certain of its distribution relationships and introduced new systems products to address customer design needs. Although the Company experienced increased revenue from Japan in 1994 as compared to 1993, there can be no assurance that these steps will continue to strengthen the Company's revenue volume in Japan. It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights. Due to the January 1995 earthquake in Japan, the Company could experience a reduced level of activity from this important market, which could have a material adverse impact on the Company's results of operations.

Cost of Revenue

             Total cost of revenue was approximately $94.6 million, $89.4 million and $94.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. Total cost of revenue increased $5.3 million in 1994 as compared to 1993 and decreased $4.6 million in 1993 as compared to 1992. The increase in 1994 was due to a $7.1 million increase in costs associated with the continued expansion of the Spectrum Services consulting business and a $2.5 million increase in costs related to the Alta division (formerly Redwood and Comdisco operations). These increases were offset by cost reductions totaling $3.6 million in occupancy, due to the Company's purchase of previously leased facilities in the first and fourth quarters of 1994, and cost of maintenance. The decrease in 1993 consisted of a $10.1 million decrease in product cost of revenue due to lower revenue levels, reduced costs due to restructure actions including related headcount reductions, as well as the discontinuance in 1992 of sales of third-party hardware. This decrease was offset by a $5.5 million increase in cost of product associated with the acquired Comdisco operations and increased amortization of intangibles. Cost of maintenance decreased $2.2 million and $2.1 million in 1994 and 1993, respectively, as compared to the prior year, even though revenue increased. These decreases were due to the streamlining of the maintenance renewal process, which includes a more cost-effective update program whereby update releases are aggregated into fewer releases each year, and the increasing use of CD-ROM, a lower cost media, for software code distribution and documentation. As a percentage of total revenue, cost of maintenance revenue has remained in the range of 3% to 4% and cost of product revenue has approximated 18% to 20%.

Gross Margin

             As a result of the factors discussed above, gross margin was 78%, 76% and 78% for the years ended December 31, 1994, 1993 and 1992, respectively.

             The Company's strategy is to help its customers meet their business objectives through optimized product design environments. The Company facilitates these optimized design environments through a combination of software products and professional services. While historically the Company's professional services revenue has been less than 10% of its product revenue, this portion of its business is expected to become a larger percentage of the Company's product revenue in the future. As a result, the Company's gross margin percentage is expected to be reduced as the level of professional service revenue increases because professional services have a lower gross profit percentage than software product sales.

Marketing and Sales

             Marketing and sales expenses increased $3.2 million in 1994 as compared to 1993 and $1.2 million in 1993 as compared to 1992. The increase in 1994 was due to increased costs of $4.7 million related to the Alta operations which were offset by reductions in discretionary spending. The increase in 1993 as compared to 1992 was due to increased costs of $4.4 million associated with the Alta operations offset by reduced costs related to restructure actions taken in the first quarter of 1993, including headcount reduction. Marketing and sales expenses were 38%, 43% and 38% of revenue in 1994, 1993 and 1992, respectively. The higher percentage in 1993 was due primarily to the decrease in total revenue in 1993 as compared to 1992.

Research and Development

             Total research and development expenditures incurred prior to capitalization of software development costs decreased 1% in 1994 as compared to 1993 and increased 4% in 1993 as compared to 1992, a decrease of $.9 million and an increase of approximately $3.1 million, respectively. The decrease in 1994 was due to lower occupancy costs of $2.5 million and decreased capital equipment costs of $1.5 million offset by increased costs of $2.4 million related to the Alta division. The increase in 1993 was primarily a result of increased expenses of $3.2 million due to the addition of Alta operations. Prior to the reduction for capitalization of software development costs, research and development expenses comprised approximately 19%, 23% and 19% of total revenue or approximately $83.4 million, $84.3 million and $81.2 million for the years 1994, 1993 and 1992, respectively. The increase as a percentage of revenue in 1993 was primarily due to the decrease in total revenue in 1993 as compared to 1992. The Company capitalized approximately $10.8 million, $15.2 million and $14.7 million of software development costs in the years 1994, 1993 and 1992, respectively, which represented approximately 13%, 18% and 18% of total research and development expenditures made in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

General and Administrative

             General and administrative expenses increased approximately $1.0 million in 1994 as compared to 1993 and $4.9 million in 1993 as compared to 1992. The increase in 1994 was primarily due to increased costs totaling $2.5 million related to increased employee related costs and Alta operations which were offset by cost savings of $1.3 million resulting from lower occupancy costs.

The increase in 1993 compared to 1992 was due to the addition of Alta operations, increased bad debt expense due to the write-off of uncollectible accounts receivable and increased professional services and employee-related expenses. As a percentage of total revenue, general and administrative expenses were 9%, 11% and 8% for the years ended December 31, 1994, 1993 and 1992, respectively. The higher percentage in 1993 was partially due to the decrease in total revenue in 1993 as compared to 1992.

Unusual Items

             Unusual items were expenses of $14.7 million and $19.7 million and income of $.3 million for 1994, 1993 and 1992, respectively.

             The unusual items in 1994 include costs of $4.7 million related to the September 1994 write-off of in-process research and development associated with the Redwood acquisition as Redwood's development efforts that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

             Also included in the 1994 unusual items was a $10.0 million provision for settlement of litigation. In April 1994 the Company entered into tentative agreements to settle two class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the statement of income in 1994 is the net settlement cost of approximately $9.0 million plus approximately $1.0 million for related legal costs.

             The $19.7 million of unusual items in 1993 includes restructuring costs of $13.5 million recorded in March 1993 associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge primarily reflects costs associated with employee terminations, excess facilities and the write-off of purchased software and intangibles arising from required adjustments to the Company's cost structure necessitated by lower revenue levels. Also included in the restructuring charge was an additional provision for doubtful accounts and the write-off of certain software development costs resulting from changes in the Company's systems product strategy as discussed above under "Revenue".

             In December 1993 the Company also sold its ASI division. Included in unusual items for the respective years was the division's loss from operations of $6.2 million in 1993 and income of $.3 million in 1992.

Other Income and Expense

      Other income and expense netted to income of $4.8 million in 1994, expense of $4.4 million in 1993 and income of $2.6 million in 1992. Other income and expense includes interest income, interest expense, minority interest and foreign exchange gains and losses. Interest income was $3.3 million, $3.2 million and $3.6 million for the years ended December 31, 1994, 1993 and 1992, respectively. Interest expense was $1.0 million, $.7 million and $.9 million for the years ended December 31, 1994, 1993 and 1992, respectively. The increase in interest expense in 1994 as compared to 1993 was due to an increase in notes payable related to the purchase of corporate facilities in the first and fourth quarters of 1994. The note payable related to the first quarter facility purchase was paid off in full in May 1994 from the Company's cash reserves. Also included in other income in 1994 was the fourth quarter gain of $4.2 million related to the sale of an equity investment. In 1993 the Company recorded a $6.0 million loss on the disposal of its ASI division which is also included in other income and expense for that year.

Provision for Income Taxes

         As of December 31, 1994 the Company had gross deferred tax assets of approximately $71.5 million against which the Company has recorded a valuation allowance of $53.2 million, resulting in a net deferred tax asset of $18.3 million. A significant portion of the net operating loss and credit carryforwards which created the deferred tax asset were generated by acquired companies prior to their merger with the Company and by restructuring charges recorded as a result of these mergers. Management has determined, based on the Company's history of prior operating earnings and its expectations for future years, that the recorded net deferred tax asset is realizable. However, no assurances can be given that sufficient taxable income will be generated in future years for the utilization of the net deferred tax asset.

         The Company's effective tax rate for 1994 was 25%. This rate reflects the reduction in the valuation allowance during 1994 primarily from the utilization of net operating losses generated in prior years.

         In 1993 the Company's tax provision was zero as a result of the operating loss in 1993 and the recording of the benefit of certain foreign withholding and income taxes.

         In 1992 the Company's effective tax rate was 19%. This rate reflects the utilization of foreign tax credits and the reduction in the valuation allowance from the utilization of net operating losses of acquired companies and temporary items generated in prior years.

Quarterly Results of Operations

             The following table sets forth selected unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company's revenues are not generally seasonal in nature, the Company has experienced decreases in first quarter revenue versus the preceding fourth quarter which is believed to result primarily from the capital purchase cycle of the Company's customers.

             The level of the Company's operating expenses are partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's net income may be impacted significantly by lower revenue. The Company's revenue increased each quarter in 1994 as compared to the same quarter in the prior year. This increase was due principally to increased sales volume of the Company's products. Also included in the 1994 quarterly operations was a $4.2 million gain in the fourth quarter for the sale of an equity investment, a $4.7 million charge in the third quarter related to the write-off of in-process research and development, a $12.1 million provision for settlement of litigation in the first quarter and a $2.1 million credit to the provision for settlement of litigation recorded in the second quarter. In addition, in 1993, the fourth quarter included a $6.0 million loss on disposal related to ASI and the first quarter included approximately $13.5 million of restructuring costs.


(In thousands, except
  per share data)

                                        1994                                         1993
                     ------------------------------------------   -------------------------------------------
                        4th        3rd        2nd        1st         4th        3rd        2nd        1st
                     ---------  ---------  ---------  ---------   ---------  ---------  ---------  ----------
Total revenue        $121,653   $109,598   $101,043    $ 96,778    $106,076    $97,616    $88,814    $ 76,117

Costs and expenses     97,610     97,115     88,043     102,257      97,152     92,929     88,288      98,669
Income (loss) from
    operations         24,043     12,483     13,000      (5,479)      8,924      4,687        526     (22,552)

Net income (loss)    $ 20,932   $  9,483   $ 10,082    $ (3,849)   $ (1,037)   $ 3,742    $   832    $(16,316)
                      =======    =======    =======     ========     =======    ======     ======    =========

Net income (loss)
  per share              $.49       $.22       $.23       $(.09)      $(.02)      $.08       $.02       $(.37)
                         ====       ====       ====       ======      ======      ====       ====       ======

Weighted average
  common and common
  equivalent shares
  outstanding          42,661     43,044     44,576       41,208     46,565     45,016     43,011      44,136
                       ======     ======     ======       ======     ======     ======     ======      ======


Inflation
             To date, the Company's operations have not been impacted significantly by inflation.

Factors That May Affect Future Results

         The Company's future operating results are dependent on the Company's ability to successfully implement its strategy to help its customers meet their business objectives through optimized product design environments ("PDEs").
The Company provides these PDEs through a combination of software products and professional services. Inherent in implementing this strategy are a number of risks that the Company must manage and which could affect its future operating results.

         The Company competes in the highly competitive EDA market which continues to be characterized by aggressive pricing practices, rapid technological change and new market entrants. The Company's success is dependent on its ability to develop innovative, cost-competitive EDA software products and to bring them to market in a timely manner.

         In order to more effectively work with customers to help them build optimized PDEs, the Company has realigned its sales force along industry lines. The Company expects this industry focus will allow the sales force to better understand and prepare solutions to its customers' business needs thereby increasing revenue. Should the benefits of this realignment take longer to realize than expected, the Company's revenues could be adversely affected.

         Another important part of the Company's strategy is to help its customers through an increased offering of professional services. While the Company has provided professional services to its customers for a number of years, there are a number of risks the Company must successfully address in order to develop this portion of its business. These risks include the ability to successfully recruit, train and retain a skilled consulting force and the ability to profitably deliver consulting services that meet customer expectations. The Company's profitability could be adversely affected if it is unable to develop its consulting services business as expected.

         Due to the foregoing, as well as other factors, past financial performance should not be considered a reliable indicator of future performance. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price. Any change in revenues or operating results below levels expected by securities analysts for the Company or its competitors, and the timing of the announcement of such shortfalls, could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

Liquidity and Capital Resources

             The Company's cash and cash investments increased $13.6 million, decreased $17.6 million and decreased $8.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. The Company generated approximately $154.4 million, $97.3 million and $45.6 million in cash from operating activities for those same periods. The increase in 1994 as compared to 1993 was due primarily to an increase in net income and deferred revenue and a decrease in prepaid expenses and other assets. The increase in 1993 as compared to 1992 was due to a decrease in accounts receivable and an increase in deferred revenue and accrued liabilities and payables which were offset by the decrease in net income. The Company's principal investing activities consisted of the purchase of facilities and equipment and the capitalization of software development costs, which in total were $40.6 million, $33.7 million and $45.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. In addition, the other major component of investing activities was the purchase and maturity of short-term investments. The Company's primary financing activities included the sale of common stock pursuant to employee benefit plans of $13.5 million, $4.3 million and $8.5 million in 1994, 1993 and 1992, respectively, and the repurchase of $95.1 million, $52.2 and $10.8 million of common stock for the years ended December 31, 1994, 1993 and 1992, respectively. In addition, the Company made principal payments on capital leases and notes payable of $29.2 million, $8.1 million and $13.5 million in 1994, 1993 and 1992, respectively.

             Working capital at December 31, 1994 was $27.5 million compared with $105.0 million at December 31, 1993 and $153.3 million at December 31, 1992. The decrease in 1994 as compared to 1993 was primarily due to an increase in notes payable of $23.7 million related to the purchase of corporate facilities, an increase in deferred revenue of $23.1 million due to increased maintenance billings and a $23.3 million decrease in accounts receivable due to improved days sales outstanding. The decrease in 1993 as compared to 1992 was primarily due to a decrease of $30.9 million in accounts receivable primarily resulting from lower revenue, a $12.8 million increase in deferred revenue and a $7.3 million increase in accrued liabilities related to restructuring accruals recorded in 1993.

             Long-term obligations decreased $1.9 million in 1994 as compared to the prior year and $1.7 million in 1993 as compared to 1992 due to a decrease in capital lease borrowings.

             The Company has an authorized stock repurchase program. Prior to 1993, the Company had authorized the repurchase of up to 2.8 million shares of common stock in the open market. In 1993 and 1994, the Company authorized the repurchase of an additional 4.0 million and 13.4 million shares, respectively, of common stock from time to time. In total, as of December 31, 1994, approximately 11.5 million shares had been repurchased. Some repurchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. As part of its authorized stock repurchase program, the Company sold 5.0 million put warrants and purchased 3.8 million call options through private placement. The Company had a maximum potential obligation related to the put warrants at December 31, 1994 to buy back five million shares of its common stock at an aggregate price of approximately $81.3 million. The put warrants are exercisable on various dates between April 1995 and November 1995. Alternatively, the Company can elect to settle the put warrants with stock which could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options.

             In addition to the $96.9 million in cash and cash investments and short-term investments at December 31, 1994, the Company had available approximately $10.0 million under a bank line of credit, which expires in June 1995. The Company is currently in negotiations with the bank regarding possible extension/expansion of this line of credit, but there can be no assurance that mutually acceptable terms can be reached. An unused bank line of credit of $7.5 million was canceled by the Company effective December 30, 1994.

             Anticipated cash requirements in 1995 include the purchase of treasury stock through the exercise of the Company's call options and through the open market. The Company has the right to purchase 3.8 million shares through the exercise of call options during 1995 at a cost of approximately $66.3 million. Subsequent to December 31, 1994 the Company repurchased a portion of an outstanding warrant applicable to 1,000,000 shares of common stock for approximately $12.1 million (see Note 12 of Notes to Consolidated Financial Statements). Other cash requirements include the repayment in August 1995, if not refinanced, of a $23.7 million secured loan assumed as part of a 1994 purchase of corporate facilities and contemplated additions of capital equipment of approximately $35 million.

             The Company anticipates that current cash and short-term investment balances, cash flows from operations and short and long-term borrowing capabilities will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis.

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

             None


PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 11, 1995. The information required by this Item as to executive officers is included in
Part I under "Executive Officers of the Registrant."

             The Company has reviewed all Forms 3, 4 and 5 filed with respect to 1994 and based thereon has determined that there has been no failure to timely file any reports required by Section 16(a) of the Securities Exchange Act of 1934 for 1994 or prior years, except that one Form 3 initially filed for Mr. Johnston, a member of the Board of Directors, was amended to reflect additional ownership of 300 shares of the Company's common stock. This amended Form 3 was filed March 1995.


ITEM 11.     EXECUTIVE COMPENSATION

             The information required by Item 11 is incorporated by reference from the sections entitled "Director Compensation" and "Executive Compensation" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 11, 1995.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 11, 1995.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 11, 1995.

PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                     PAGE
                                                                                     ----
(a)1.       Financial Statements

            o     Report of Independent Public Accountants.....................       30
            o     Consolidated Financial Statements:
            o     Balance Sheets as of December 31, 1994 and 1993..............       31
            o     Statements of Income for the years ended
                          December 31, 1994, 1993 and 1992.....................       32
            o     Statements of Stockholders' Equity for the
                           years ended December 31, 1994, 1993 and 1992........       33
            o     Statements of Cash Flows for the years ended
                          December 31, 1994, 1993 and 1992.....................       34
            o     Notes to Consolidated Financial Statements...................       35


(a)2.       Financial Statement Schedules

            II    Valuation and Qualifying Accounts and Reserves..............        51

                  All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)3.       Exhibits

            The following exhibits are filed herewith:


EXHIBIT
NUMBER                  EXHIBIT TITLE
------                  -------------
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

EXHIBIT
NUMBER                  EXHIBIT TITLE
------                  -------------
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

3.02          The Registrant's Bylaws, as currently in effect (as incorporated by reference to Exhibit 3.02 to the 1987
              Form S-1 and as amended by Exhibit 3-b to Form 8-K filed June 12, 1989).

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

4.03          Assumption of Obligations under Amended and Restated Rights Agreement between the registrant and Harris
              Trust Company of California (incorporated by reference to Exhibit 10.34 to the Registrant's 1991 Form S-
              4).

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

10.04         The Registrant's 1993 Directors Stock Option Plan including the Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8). *

EXHIBIT
NUMBER                  EXHIBIT TITLE
------                  -------------
10.05         The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 4.03 of the 1994 Form S-8).*

10.06         The Registrant's Senior Executive Bonus Plan for 1994 (incorporated by reference to Exhibit 10.08 of the
              Registrant's Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).*

10.07         The Registrant's Key Contributor Bonus Plan for 1994 (incorporated by reference to Exhibit 10.09 of the
              1993 Form 10-K).*

10.08         The Registrant's Senior Executive Bonus Plan for 1995. *

10.09         The Registrant's Deferred Compensation Plan for 1994. *

10.10         Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates, a California limited partnership, ("ROPA") and the Registrant, for the Registrant's executive offices at 555 River
              Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 Registrant's Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Form 10-K")).

10.11         Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575
              River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-
              K).

10.12         Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 535 and
              545 River Oaks Parkway, San Jose, California  (incorporated by reference to Exhibit 10.17 to the 1990
              Form 10-K).

10.13         Lease dated September  3, 1985 by and among the Richard T. Peery and John Arrillaga Separate Property
              Trusts ("P/A Trusts") and Valid Logic Systems Incorporated ("Valid") (which merged into the Registrant)
              for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California (incorporated by reference to Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the "1990 Valid
              Form 10-K")).

10.14         Amendment Number 1, dated March 2, 1988, to Lease Agreement for 75 West Plumeria Avenue, San Jose,
              California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.17 to the 1990
              Valid Form 10-K).

10.15         Lease dated December 19, 1988 by and among the P/A Trusts and Valid for the Registrant's offices at 2835
              North First Street, San Jose, California (incorporated by reference to Exhibit 10.18 to the 1990 Valid
              Form 10-K).

EXHIBIT
NUMBER                  EXHIBIT TITLE
------                  -------------
10.16         Lease dated September 3, 1985 by and among the P/A Trusts and Valid for the Registrant's offices at 2820
              Orchard Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the 1990 Valid Form
              10-K).

10.17         Amendment Number 1, dated March 2, 1988, to Lease Agreement for 2820 Orchard Parkway, San Jose,
              California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the 1990
              Valid Form 10-K).

10.18         Form of Executive Compensation Agreement dated May 1989 between Registrant and Mr. Costello (incorporated by reference to Exhibit 10.20 to the 1989 Form S-4).*

10.19         Offer letter to H. Raymond Bingham dated May 12, 1993 (incorporated by reference to Exhibit 10.24 of the 1993 Form 10-K). *

10.20         Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to Exhibit 10.25 of the 1993
              Form 10-K). *

10.21         Letter agreement dated March 9, 1994 by and among C.T. Properties, Inc.("General Partner"), Registrant,
              Montague Investors, L.P. ("Montague") and David M. Thede ("Thede") whereby Registrant acquired all of
              Thede's ownership interests in the C.T. Montague I, L.P. and C.T. Montague II, L.P. limited partnerships and the General Partner and all of Montague's interests in C.T. Montague I, L.P. (incorporated by reference to the 1993 Form 10-K).

10.22         1993 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.05 to the 1994 Form S-8). *

10.23         Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the "1994 Second Quarter Form 10-Q")).  *

10.24         Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-Vincentelli (incorporated by reference to the 1994 Second Quarter Form 10-Q). *

10.25         Letter agreement dated August 17, 1994 by and among Registrant, Morris Management Company (the "General
              Partner"), and Morris Associates VI, L.P. ("Morris") whereby Registrant acquired all of the interests in
              River Oaks Place Associates, L.P. (incorporated by reference to the Registrant's Form 8-K filed November
              14, 1994).

10.26         Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood
              Design Automation, Inc. ("Redwood") dated as of July 8, 1994 (incorporated by reference to the
              Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14,
              1994).

EXHIBIT
NUMBER                  EXHIBIT TITLE
------                  -------------
10.27         Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Corporation (incorporated by reference to the Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed
              November 14, 1994).

10.28         Form of Stock Option Agreement for Registrant's 1993 Non Statutory Stock Option Plan (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1994). *

21.01         Subsidiaries of the Registrant

23.01         Consent of Arthur Andersen LLP

27.1          Financial data schedule for the period ended December 31, 1994.
-----------

*             A Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)           Reports on Form 8-K

              On November 14, 1994, Registrant filed a Current Report on Form 8-K, reporting the acquisition by the
              Registrant of Redwood Design Automation, Inc. ("Redwood"), together with audited financial statements of
              Redwood for the fiscal years ended January 31, 1994 and 1993, an unaudited balance sheet of Redwood as of
              July 31, 1994 and the related unaudited statements of operations and cash flows of Redwood for the six months ended July 31, 1994 and 1993,  a pro forma condensed combined balance sheet of the Registrant and
              Redwood as of June 30, 1994 and the unaudited pro forma condensed combined statements of operations of the Registrant and Redwood for the six months ended June 30, 1994 and the year ended December 31, 1993.
              This report was amended on March 10, 1995.

              On November 14, 1994, Registrant filed a Current Report on Form 8-K, reporting the acquisition by the
              Registrant of all third-party interests in River Oaks Place Associates, L.P.

              On November 29, 1994, Registrant filed a Current Report on Form 8-K reporting the change in Registrant's year end from December 31 to the Saturday closest to December 31, effective December 31, 1994.

(c)           Exhibits

              The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14.(a)3. above.

(d)           Financial Statement Schedules

              See Item 14.(a)2. of this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14. (a) 2. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /s/ ARTHUR ANDERSEN LLP
                                                     -------------------------
                                                         Arthur Andersen LLP
San Jose, California
January 20, 1995

                          CADENCE DESIGN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1994 AND 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                 1994                1993
                                                                                 ----                ----
CURRENT ASSETS:
       Cash and cash investments  . . . . . . . . . . . . . . . . . . . . .   $  75,011          $  61,382
       Short-term investments . . . . . . . . . . . . . . . . . . . . . . .      21,865             31,423
       Accounts receivable, less allowance of $4,905 in 1994 and $3,471 in
         1993 for doubtful accounts . . . . . . . . . . . . . . . . . . . .      78,629            101,890
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,137              5,744
       Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . .      11,293             18,036
                                                                                -------            -------
               Total current assets . . . . . . . . . . . . . . . . . . . .     191,935            218,475
                                                                                -------            -------

PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . .     122,064             61,477
SOFTWARE DEVELOPMENT COSTS, net . . . . . . . . . . . . . . . . . . . . . .      27,832             31,265
PURCHASED SOFTWARE AND INTANGIBLES, net . . . . . . . . . . . . . . . . . .      10,557             12,787
OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,660             15,297
                                                                                -------            -------
                 Total assets . . . . . . . . . . . . . . . . . . . . . . .   $ 361,048          $ 339,301
                                                                                =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable and current portion of long-term obligations . . . . .   $  26,412          $   3,962
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      12,522             13,513
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .      56,359             51,352
       Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .       7,944              6,541
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .      61,205             38,111
                                                                                -------            -------
               Total current liabilities  . . . . . . . . . . . . . . . . .     164,442            113,479
                                                                                -------            -------

LONG-TERM LIABILITIES:
      Long-term obligations   . . . . . . . . . . . . . . . . . . . . . . .       2,098              4,001
      Lease liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       9,040             10,722
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .         904              2,243
      Other long-term liabilities.  . . . . . . . . . . . . . . . . . . . .       8,501              2,734
                                                                                -------            -------
      Total long-term liabilities   . . . . . . . . . . . . . . . . . . . .      20,543             19,700
                                                                                -------            -------

STOCKHOLDERS' EQUITY:
       Common stock -- $.01 par value; authorized 150,000,000 shares
          Issued: 47,593,924 shares for 1994 and 46,038,646 shares for 1993
          Outstanding: 37,907,290 shares for 1994 and 41,181,446 shares
               for 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .         476                460
       Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     264,697            250,501
       Treasury stock, at cost (9,686,634 shares for 1994 and 4,857,200
               shares for 1993). . . . . .  . . . . . . . . . . . . . . . .    (133,728)           (52,178)
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .      43,377              8,527
       Accumulated translation adjustment . . . . . . . . . . . . . . . . .       1,241             (1,188)
                                                                                -------            -------
       Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .     176,063            206,122
                                                                                -------            -------
                 Total liabilities and stockholders' equity . . . . . . . .   $ 361,048          $ 339,301
                                                                                =======            =======

   The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1994          1993           1992
                                                                ----          ----           ----
REVENUE:
       Product  . . . . . . . . . . . . . . . . . . . . . .   $269,910     $ 241,011      $ 315,024
       Maintenance  . . . . . . . . . . . . . . . . . . . .    159,162       127,612        103,700
                                                              --------     ---------      ---------
               Total revenue  . . . . . . . . . . . . . . .    429,072       368,623        418,724
                                                              --------     ---------      ---------
COST OF REVENUE:
       Product  . . . . . . . . . . . . . . . . . . . . . .     81,021        73,594         76,104
       Maintenance  . . . . . . . . . . . . . . . . . . . .     13,586        15,757         17,850
                                                              --------     ---------      ---------

               Total cost of revenue  . . . . . . . . . . .     94,607        89,351         93,954
                                                              --------     ---------      ---------

GROSS MARGIN    . . . . . . . . . . . . . . . . . . . . . .    334,465       279,272        324,770
                                                              --------     ---------      ---------

OPERATING EXPENSES:
       Marketing and sales  . . . . . . . . . . . . . . . .    163,408       160,212        159,009
       Research and development . . . . . . . . . . . . . .     72,574        69,088         66,432
       General and administrative . . . . . . . . . . . . .     39,729        38,737         33,872
       Unusual items  . . . . . . . . . . . . . . . . . . .     14,707        19,650           (253)
                                                              --------     ---------      ---------
               Total operating expenses . . . . . . . . . .    290,418       287,687        259,060
                                                              --------     ---------      ---------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . . . . . . .     44,047        (8,415)        65,710
OTHER INCOME (EXPENSE)  . . . . . . . . . . . . . . . . . .      4,816        (4,364)         2,636
                                                              --------     ---------      ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES   . . . . .     48,863       (12,779)        68,346
PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . .     12,215      - - - -          12,986
    NET INCOME (LOSS)                                         --------     ---------      ---------
                                                                36,648       (12,779)        55,360
SERIES A-1 PREFERRED STOCK DIVIDEND . . . . . . . . . . . .    - - - -      - - - -             559
                                                              --------     ---------      ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS   . . . . . . . . . . . . . . . . .   $ 36,648     $ (12,779)     $  54,801
                                                              ========     =========      =========

NET INCOME (LOSS) PER SHARE . . . . . . . . . . . . . . . .   $    .84     $    (.30)     $    1.20
                                                              ========     =========      =========

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING  . . . . . . . . .     43,913        43,060         45,689
                                                              ========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)



                                                                                               Retained
                                            Common Stock    Additional     Treasury Stock      Earnings     Accumulated
                                           --------------    Paid-In      ----------------   (Accumulated   Translation
                                           Shares  Amount    Capital     Shares      Amount     Deficit)    Adjustment     Total
                                           ------  ------    -------     -------     -------    --------    ----------     -----
BALANCE, DECEMBER 31, 1991                 42,196     $422   $213,234    - - - -     - - - -     $(33,495)    $5,012      $185,173
  Repurchase of common stock                 (557)      (6)   (10,792)   - - - -     - - - -      - - - -    - - - -       (10,798)
  Issuance of common stock to employees     1,410       15     13,802    - - - -     - - - -      - - - -    - - - -        13,817
  Conversion of preferred stock               861        8     10,989    - - - -     - - - -      - - - -    - - - -        10,997
  Tax benefits from employee stock
    transactions                          - - - -  - - - -        739    - - - -     - - - -      - - - -    - - - -           739
  Series A-1 preferred stock dividends    - - - -  - - - -    - - - -    - - - -     - - - -         (559)   - - - -          (559)
  Translation adjustment                  - - - -  - - - -    - - - -    - - - -     - - - -      - - - -     (5,581)       (5,581)
  Net income                              - - - -  - - - -    - - - -    - - - -     - - - -       55,360    - - - -        55,360
                                          -------  -------    -------    -------   ---------      -------    -------       -------
BALANCE, DECEMBER 31, 1992                 43,910      439    227,972    - - - -     - - - -       21,306       (569)      249,148
  Purchase of treasury stock              - - - -  - - - -    - - - -     (4,857)    (52,178)     - - - -    - - - -       (52,178)
  Issuance of common stock to employees     1,079       11     10,794    - - - -     - - - -      - - - -    - - - -        10,805
  Tax benefits from employee stock
    transactions                          - - - -  - - - -        842    - - - -     - - - -      - - - -    - - - -           842
  Common stock issued in connection
    with acquisition                        1,050       10      9,046    - - - -     - - - -      - - - -    - - - -         9,056
  Issuance of warrant in connection with
    acquisition                           - - - -  - - - -      1,847    - - - -     - - - -      - - - -    - - - -         1,847
  Translation adjustment                  - - - -  - - - -    - - - -    - - - -     - - - -      - - - -       (619)         (619)
  Net loss                                - - - -  - - - -    - - - -    - - - -     - - - -      (12,779)   - - - -       (12,779)
                                          -------  -------    -------    -------   ---------      -------    -------       -------
BALANCE, DECEMBER 31, 1993                 46,039      460    250,501     (4,857)    (52,178)       8,527     (1,188)      206,122
  Purchase of treasury stock              - - - -  - - - -    - - - -     (5,974)    (95,119)     - - - -    - - - -       (95,119)
  Issuance of common stock to employees     1,555       16     13,500        641       7,231       (1,165)   - - - -        19,582
  Tax benefits from employee
    stock transactions                    - - - -  - - - -        626    - - - -     - - - -      - - - -    - - - -           626
  Treasury stock issued in connection
     with acquisitions                    - - - -  - - - -         70        503       6,338         (633)   - - - -         5,775
  Translation adjustment                  - - - -  - - - -    - - - -    - - - -     - - - -      - - - -      2,429         2,429
  Net income                              - - - -  - - - -    - - - -    - - - -     - - - -       36,648    - - - -        36,648
                                          -------  -------    -------     ------   ---------      -------    -------       -------
BALANCE, DECEMBER 31, 1994                 47,594     $476   $264,697     (9,687)  $(133,728)     $43,377     $1,241      $176,063
                                          =======  =======   ========     ======   =========      =======    =======      ========



   The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                           1994             1993             1992
                                                                           ----             ----             ----
CASH AND CASH INVESTMENTS AT
    BEGINNING OF YEAR.................................................  $ 61,382          $78,976         $ 87,681
                                                                        --------          -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).................................................    36,648          (12,779)          55,360
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization................................    44,257           43,966           36,424
         Lease liabilities............................................    (1,756)          (2,970)          (3,245)
         Deferred income taxes, noncurrent............................    (1,323)          (4,834)            (352)
         Write-off of in-process research and development.............     4,653          - - - -          - - - -
         Write down and reserve of assets related to restructure......   - - - -            3,500          - - - -
         Increase in other long-term liabilities......................     5,741            4,826              396
         Accruals for severance and facilities restructure costs......   - - - -            7,210          - - - -
         Write-offs of equipment and other long-term assets...........     1,229            3,140            4,310
         Provisions for doubtful accounts and inventory write-offs....     3,334            3,029            2,093
         Changes in current assets and liabilities, net of business combinations accounted for as purchases:
           (Increase) decrease in accounts receivable.................    22,413           28,724          (14,342)
           Increase in inventories....................................      (592)             (32)            (579)
           (Increase) decrease in prepaid expenses and other assets...     7,089           (3,668)          (6,516)
           Increase (decrease) in accrued liabilities and payables....    10,612           16,013          (15,266)
           Increase (decrease) in deferred revenue....................    22,133           11,134          (12,637)
                                                                        --------          -------         --------
              Net cash provided by operating activities...............   154,438           97,259           45,646
                                                                        --------          -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of short-term investments................................    69,796           63,273           63,578
    Purchase of short-term investments................................   (60,238)         (83,753)         (51,605)
    Purchase of property, plant and equipment ........................   (15,196)         (18,500)         (30,958)
    Capitalization of software development costs......................   (10,790)         (15,207)         (14,741)
    (Increase) decrease in purchased software and intangibles
      and other assets................................................     1,129           (4,228)          (2,409)
    Payment for purchase of third-party interests in partnerships, net
      of cash acquired................................................   (14,624)         - - - -          - - - -
    Cash advanced to Redwood prior to acquisition.....................    (1,855)         - - - -          - - - -
    Cash acquired from purchase of distributorship, net of cash paid..   - - - -          - - - -            1,523
                                                                        --------          -------         --------
             Net cash used for investing activities...................   (31,778)         (58,415)         (34,612)
                                                                        --------          -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable and long-term obligations        (29,209)          (8,117)         (13,512)
    Sale of common stock..............................................    13,516            4,283            8,522
    Repurchase of common stock........................................   (95,119)         (52,178)         (10,798)
    Sale of put warrants..............................................    10,321          - - - -          - - - -
    Purchase of call options..........................................   (10,321)         - - - -          - - - -
    Payment of dividend on preferred stock............................   - - - -          - - - -             (559)
                                                                        --------          -------         --------
              Net cash used for financing activities..................  (110,812)         (56,012)         (16,347)
                                                                        --------          -------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................     1,781             (426)          (3,392)
                                                                        --------          -------         --------

INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS                          13,629          (17,594)          (8,705)
                                                                        --------          -------         --------
CASH AND CASH INVESTMENTS AT END OF YEAR..............................  $ 75,011          $61,382         $ 78,976
                                                                        ========          =======         ========

   The accompanying notes are an integral part of these financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

1.           ORGANIZATION OF THE COMPANY

             Cadence Design Systems, Inc. (the "Company") develops, markets and supports computer-aided design software products that automate, enhance and accelerate the design, verification and testing of integrated circuits and complex electronic circuits and systems. The Company combines leading-edge technology with a complementary set of services that enable customers to improve the quality and time-to-market performance of innovative electronic products.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             CONSOLIDATION

             The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The ownership interest of minority participants in subsidiaries that are not wholly-owned was approximately $.9 million and $.7 million at December 31, 1994 and 1993, respectively, and is included in other long-term liabilities in the accompanying balance sheets.

             FOREIGN CURRENCY TRANSLATION

             The functional currency of all of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the subsidiaries' financial statements are reported as a separate component of stockholders' equity.

             FOREIGN EXCHANGE CONTRACTS

             The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on those balance sheet accounts denominated in foreign currency, other than the entities' local currency, that give rise to transaction gains or losses. As of December 31, 1994 the Company had entered into forward exchange contracts in the amount of approximately $20.0 million maturing February 1, 1995. The fair value of foreign currency contracts is estimated by obtaining quotes from banks. The market value was approximately the same as the carrying value at December 31, 1994. Gains and losses on these foreign exchange contracts are recorded in other income and expense.

             REVENUE RECOGNITION

             Product revenue consists principally of revenue earned under software license agreements and is generally recognized when the software has
been shipped and there are no significant obligations remaining.   Revenue from
services is recognized as the related services are performed or when certain milestones are met. Test equipment revenue is recognized upon shipment of the test equipment.

             Maintenance revenue consists of fees for providing system updates, user documentation and technical support for software products. Maintenance revenue is recognized ratably over the term of the agreement.

             In 1994, 1993 and 1992 one customer (a distributor), which is also a minority interest participant in a subsidiary of the Company, accounted for 10%, 13% and 14% of total revenue, respectively. Outstanding trade accounts receivable from this related party were approximately $3.7 million and $10.3 million as of December 31, 1994 and 1993, respectively.

             PUT WARRANTS AND CALL OPTIONS

             The Company has an authorized stock repurchase program. In total, as of December 31,

1994, the Company had authorized the repurchase of 20.2 million shares and approximately 11.5 million shares had been repurchased. Some repurchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions.

             Throughout 1994 as part of its authorized stock repurchase program, the Company sold 5.0 million put warrants through private placement. Each warrant entitles the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $13.13 to $20.59 per share. Additionally, during this same period, the Company purchased approximately 3.8 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price ranging from $14.94 to $22.84 per share. The Company has the right to settle the put warrants with stock, or a cash or stock settlement equal to the difference between the exercise price and market value at the date of exercise. The put warrants and call options outstanding at December 31, 1994 are exercisable on various dates between April 1995 and November 1995.

             At December 31, 1994 the Company has both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount has been classified out of stockholders' equity in the accompanying balance sheet. Gains or losses from the exercise of these put warrants and call options are reported in stockholders' equity.

             Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options.

             CASH, CASH INVESTMENTS AND SHORT-TERM INVESTMENTS

             The Company considers all highly liquid debt instruments and certificates of deposit with an original maturity of ninety days or less to be cash investments.

                Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no effect on the Company's operating results due to the adoption of this statement. Under SFAS 115, the Company classifies its investments in debt securities as "held-to-maturity". Accordingly, these investments, which mature at various dates through August 1995, are valued using the amortized cost method. The
gross unrealized        holding gains and losses at December 31, 1994 are not
material.  Short-term investments consisted of the following:

                                               December 31,
                                               ------------
                                        1994                  1993
                                        ----                  ----
                                              (In thousands)
Commercial paper                    $    10,795            $   4,700
Certificates of deposit                   6,031               18,719
European certificates of deposit          4,004                6,004
Medium term notes                         1,035              - - - -
Municipal bonds                         - - - -                2,000
                                    -----------            ---------
    Total short-term investments    $    21,865            $  31,423
                                    ===========            =========

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

             INVENTORIES

             Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories are comprised of testing equipment.

             PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is stated at cost. Depreciation and amortization are provided over the following estimated useful lives, by the straight-line method.

Equipment                 2-8 years
Furniture and fixtures    3-5 years
Buildings                 31 years
Leasehold improvements    Shorter of the lease term or the estimated useful life

             SOFTWARE DEVELOPMENT COSTS

             The Company capitalizes software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology.

             Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on a straight-line basis over the remaining estimated economic life of the product (three to five years). Amortization, which is included in cost of revenue in the accompanying statements of income, amounted to approximately $14.2 million, $13.1 million and $11.0 million for the years ended December 31,
1994, 1993 and 1992, respectively.   The Company wrote off $1.5 million of
capitalized software in 1993 for projects discontinued during the year. The Company also wrote off $2.8 million of capitalized software in 1992 due to an overlap of products with those of an acquired company.

             PURCHASED SOFTWARE AND INTANGIBLES

             Purchased software and intangibles are stated at cost less accumulated amortization. Amortization is generally computed on a straight-line basis over the remaining estimated economic life of the underlying product (two to seven years).

             INCOME TAXES

             The Company accounts for its income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

             NET INCOME (LOSS) PER SHARE

             Net income per share for each period is calculated by dividing net income attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the period (calculated using the modified treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants and the conversion of Series A-1 preferred stock. Net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Fully diluted net income (loss) per share is substantially the same as primary net income (loss) per share.

3.           BALANCE SHEET COMPONENTS

                                                            December 31,
                                                            ------------
                                                        1994            1993
                                                        ----            ----
                                                           (In thousands)
Inventories:
  Raw materials and supplies                           $  1,268       $  2,240
  Work-in-process                                         2,250          2,214
  Finished goods                                          1,619          1,290
                                                       --------       --------
    Total inventories                                  $  5,137       $  5,744
                                                       ========       ========

Property, Plant and Equipment:
  Equipment                                            $101,087       $ 98,675
  Furniture and fixtures                                 19,762         20,474
  Buildings                                              38,612        - - - -
  Land                                                   38,848          8,378
  Leasehold improvements                                 22,442         17,334
                                                       --------       --------
    Total cost                                          220,751        144,861
  Less:  Accumulated depreciation and amortization       98,687         83,384
                                                       --------       --------
    Property, plant and equipment, net                 $122,064       $ 61,477
                                                       ========       ========

Software Development Costs:
  Cost                                                 $ 57,921       $ 67,783
  Less: Accumulated amortization                         30,089         36,518
                                                       --------       --------
    Software development costs, net                    $ 27,832       $ 31,265
                                                       ========       ========

Purchased Software and Intangibles:
   Cost                                                $ 28,242       $ 24,587
   Less: Accumulated amortization                        17,685         11,800
                                                       --------       --------
   Purchased software and intangibles, net             $ 10,557       $ 12,787
                                                       ========       ========
Accrued Liabilities:
   Payroll and payroll related accruals                $ 35,452       $ 27,837
   Other accrued liabilities                             20,907         23,515
                                                       --------       --------
    Total accrued liabilities                          $ 56,359       $ 51,352
                                                       ========       ========

4.           OTHER INCOME (EXPENSE)

                                                    Years Ended December 31,
                                                  -----------------------------
                                                  1994         1993        1992
                                                  ----         ----        ----
                                                          (In thousands)
Interest income                                 $ 3,262     $  3,159    $ 3,586
Interest expense                                 (1,045)        (723)      (853)
Gain on sale of investment                        4,196      - - - -    - - - -
Loss on disposal of division (see Note 7)       - - - -       (5,972)   - - - -
Minority interest income (expense)                 (485)         134       (196)
Loss on foreign exchange                           (204)        (281)      (360)
Other income (expense), net                        (908)        (681)       459
                                                -------     --------    -------
         Total other income (expense)           $ 4,816     $ (4,364)   $ 2,636
                                                =======     ========    =======

             In October 1994 the Company sold an equity investment carried at cost for a gain of approximately $4.2 million. This investment was included in other assets in the accompanying 1993 balance sheet.

5.           SUPPLEMENTAL CASH FLOW INFORMATION

                                                         December 31,
                                                ----------------------------
                                                1994        1993        1992
                                                ----        ----        ----
                                                       (In thousands)
Cash paid during the year for:
   Interest                                   $    915    $    541    $   803
   Income taxes (including foreign
    withholding tax)                          $  6,885    $  3,884    $ 9,151

Non-cash investing and financing activities
           (see also Note 6):
 Capital lease obligations incurred for
    equipment                                 $  1,466    $  4,441    $ 5,498
Common and treasury stock issued
    under the Employee Stock Purchase
    Plan                                      $  6,066    $  6,522    $ 5,295

             During 1992 all of the Company's outstanding Series A-1 preferred stock was converted to approximately 861,000 shares of the Company's common stock.


6.           ACQUISITIONS

             REDWOOD DESIGN AUTOMATION

             In August 1994 the Company acquired all of the outstanding stock of Redwood Design Automation, Inc. ("Redwood") for approximately 419,000 shares of the Company's common stock valued at $4.6 million and $1.8 million of net advances made to Redwood, prior to the acquisition, which were not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic systems design. The acquisition was accounted for as a purchase, and the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million is reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. This one-time charge is reflected in the Company's statement of income as an unusual item within operating expenses (see Note 7). The remaining intangibles of $2.1 million are included in purchased software and intangibles in the accompanying balance sheet and are being amortized over their useful life of two years.

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
                                                                 =======

             The following unaudited pro forma information shows the results of operations for the twelve months ended December 31, 1994 and 1993 as if the Redwood acquisition had occurred at the beginning of each period presented and at the purchase price established in August 1994. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1994 combine the Company's results for the twelve month period ended December 31, 1994 with the results of Redwood for the period from January 1, 1994 through the date of acquisition. The pro forma results for 1993 combine the Company's results for the twelve month period ended December 31, 1993 with Redwood's twelve month fiscal period from February 1, 1993 through January 31, 1994. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of two years.

                                      Year ended December 31,
                                      ----------------------
                                         1994        1993
                                         ----        ----
                                          (In thousands)
Revenue                               $ 429,658   $ 368,935
Net income (loss)                     $  33,531   $ (19,051)
Net income (loss) per share           $     .76   $    (.44)
Weighted average common and common
  equivalent shares outstanding          44,209      43,479
                                      =========   =========

             REAL ESTATE PARTNERSHIPS

             In March 1994 the Company acquired all third-party interests in two real estate partnerships in which it was a 46.5% and 80% limited partner, respectively, for approximately $8.7 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company leased buildings from one of the limited partnerships and the second limited partnership owned unencumbered land adjacent to the leased property. The Company paid off the secured construction loan with its cash reserves in May 1994.

             In October 1994 the Company acquired all third-party interests in a third real estate partnership in which it was a 49% limited partner for approximately $5.9 million in cash. The partnership owns land and buildings which are leased to the Company and are subject to a secured note in the amount of approximately $23.7 million.

             In connection with the acquisition of the partnerships, net assets acquired were as follows (in thousands):

Property and other assets               $ 66,030
Liabilities assumed                      (47,423)
Less: cash acquired                       (3,983)
                                        --------
   Net cash paid                        $ 14,624
                                        ========

             PARSEC SOFTWARE, INC.

             In December 1994 the Company acquired all of the outstanding stock of Parsec Software, Inc. ("Parsec") for approximately 84,000 shares of the Company's common stock valued at $1.2 million. The acquisition was accounted for as a purchase and the results of Parsec from the date of acquisition forward have been recorded in the Company's consolidated financial statements. Comparative pro forma information has not been presented as the results of operations for Parsec are not material to the Company's consolidated financial
statements.   In connection with the acquisition, purchased software and intangibles of $1.2 million were acquired and are being amortized over a useful life of three years. These assets are included in purchased software and intangibles in the accompanying balance sheet.

             COMDISCO SYSTEMS, INC.

             In June 1993 the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc. in exchange for 1,050,000 shares of the Company's common stock and a warrant to purchase 1,300,000 shares of the Company's common stock valued in total at $10.9 million. The acquisition was accounted for as a purchase. Accordingly, the results of Comdisco from the date of acquisition forward have been recorded in the Company's consolidated financial statements. Comparative pro forma information has not been presented as the results of operations of Comdisco are not material to the Company's consolidated financial statements. The acquisition costs include amounts paid for the net tangible assets of Comdisco and purchased software and other intangibles. The cost in excess of net assets acquired was $6.5 million which is being amortized over seven years and is included in purchased software and intangibles in the accompanying balance sheets.

             In connection with the acquisition, net assets acquired were as follows (in thousands):

Trade accounts receivable and other current assets     $   4,381
Purchased software and other intangibles                   6,500
Property, equipment and other long-term assets             1,909
Liabilities assumed                                       (1,887)
                                                       ---------
  Net assets acquired in exchange for capital stock    $  10,903
                                                       =========

             JAPAN DISTRIBUTORSHIP

             In March 1992 the Company acquired a distributorship in Japan, which as its sole operation, had distributed the Company's systems products.
As part of this transaction, the Company paid approximately $.4 million in cash and issued a note for $3.1 million in exchange for stock and a consulting agreement. This acquisition was accounted for as a purchase. The cost in excess of the net assets acquired was approximately $5.2 million which is being amortized over five years and is included in other assets in the accompanying balance sheets. The accumulated amortization as of December 31, 1994 and 1993 was approximately $3.2 million and $2.1 million, respectively.

             In connection with the acquisition, net assets acquired were as follows (in thousands):

Assets acquired                                              $  11,510
Net liabilities assumed                                         (9,933)
Note payable issued for capital stock                           (3,100)
                                                             ---------
  Total cash acquired less cash paid for capital stock       $  (1,523)
                                                             =========

7.    UNUSUAL ITEMS

             Unusual items included within operating expenses are comprised of the following:

                                                                 December 31,
                                                         ---------------------------
                                              1994       1993       1992        1991       1990
                                              ----       ----       ----        ----       ----
                                                                 (In thousands)
Write-off of in-process research and
  development                               $  4,653   $- - - -   $- - - -    $- - - -   $- - - -
Provision for settlement of litigation        10,054    - - - -    - - - -     - - - -    - - - -
Loss (income) from operations of disposed
  division                                   - - - -      6,200       (253)      5,335      3,009
Restructuring costs                          - - - -     13,450    - - - -      49,901     37,978
                                            --------   --------   --------    --------   --------
    Total unusual items                     $ 14,707   $ 19,650   $   (253)   $ 55,236   $ 40,987
                                            ========   ========   ========    ========   ========

             WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

             In August 1994 the Company acquired Redwood Design Automation, Inc. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million is reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

             PROVISION FOR SETTLEMENT OF LITIGATION

             In April 1994 the Company entered into tentative agreements to settle two class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the Company's operating expenses is the net settlement cost of approximately $9.0 million plus approximately $1.0 million for related legal costs.

             LOSS (INCOME) FROM OPERATIONS OF DISPOSED DIVISION

             In December 1993 the Company sold its Automated Systems ("ASI")
division.   ASI was sold for a nominal amount of cash and future royalties amounting to 5% of gross revenues of ASI for the period from January 1, 1994 through December 31, 2003, up to maximum royalties of $12.0 million. The
royalties will be recorded in future periods as earned.   In light of the
nominal proceeds received, the sale of ASI resulted in a loss on disposal of approximately $6.0 million. The loss was due principally to the loss on the sale of the net operating assets, as well as amounts accrued for estimated costs to be incurred in connection with the disposal. As of December 31, 1994 and 1993, respectively, the Company has recorded approximately $.9 million and $1.4 million in accrued liabilities and approximately $1.1 million and $2.0 million in other long-term liabilities for liabilities associated with the disposed division.

             The Company had previously reported the operating results of ASI as a discontinued operation in the statement of income. In connection with the filing of a registration statement on Form S-3 to register common stock issued to the shareholders of Comdisco and Redwood, the Securities and Exchange Commission reviewed the Company's 1993 financial statements and requested that the results of operations and the loss on disposal of ASI be reclassified as components of continuing operations since ASI was not deemed a major line of business. As a result, the Company has classified the respective income and loss from operations of the disposed division as unusual items within operations in the accompanying statements of income. The loss of $6.0 million on disposal of the division is classified in other income (expense) in the
accompanying 1993 statement of income (see Note 4).   Revenue from this
division was approximately $11.2 million and $15.8 million for the years ending December 31, 1993 and 1992, respectively.

             RESTRUCTURING COSTS

             In March 1993 the Company recorded restructuring costs of approximately $13.5 million associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge included approximately $4.5 million for employee terminations. The Company terminated approximately 270 employees in 1993 at an actual total cost of approximately $4.6 million. In addition, the restructuring charge included approximately $3.5 million for excess facilities and approximately $2.1 million for the write-off of purchased software and intangibles arising from required adjustments to the Company's cost structure necessitated by lower revenue levels. Substantially all of this excess facilities accrual was utilized by December 31, 1993. The restructuring charge also included an additional provision for doubtful accounts of approximately $3.0 million, which was utilized by December 31, 1993 and write-off of certain software development costs of $.4 million resulting from changes in the systems product strategy.

8.            NOTES PAYABLE AND LONG-TERM OBLIGATIONS

              Notes payable and long-term obligations consisted of the following:

                                                      December 31,
                                                 ---------------------
                                                    1994        1993
                                                 ---------    --------
                                                     (In thousands)
Capital lease obligations (see Note 9)           $   4,840    $ 6,103
Note payable related to the acquisition of
  Japan distributorship, paid in full in 1994        -----      1,860
Secured mortgage due in 1995; principal
  and interest paid monthly
  (9.25% at December 31, 1994)                      23,670      -----
                                                 ---------    -------
   Total                                            28,510      7,963
Less:  Current portion                              26,412      3,962
                                                 ---------    -------
Long-term obligations                            $   2,098    $ 4,001
                                                 =========    =======

             The mortgage is secured by land and buildings which are part of the Company's corporate facilities. The carrying amount of the Company's secured mortgage is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity. The carrying amount of the Company's secured mortgage approximates its fair value at December 31, 1994.

9.           LEASES

             Facilities and equipment are leased under various capital and operating leases expiring on different dates through the year 2008. Certain of these leases contain renewal options. Rental expense was approximately $19.0 million, $20.0 million and $21.3 million for the years ended December 31, 1994, 1993 and 1992, respectively.

             In connection with a previous merger, the Company has closed certain facilities and, accordingly, has accrued for estimated future minimum rent and maintenance costs related to these facilities. Total costs accrued at December 31, 1994 were $11.3 million of which $2.3 million is included in accrued liabilities and approximately $9.0 million is included in lease liabilities in the accompanying balance sheet.

             At December 31, 1994 future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows (in thousands):

                                        Capital                Operating
                                         Leases                  Leases
                                        --------               ----------
Years ending December 31,
   1995                                 $  3,032               $   12,675
   1996                                    1,422                    9,559
   1997                                      633                    7,931
   1998                                      180                    5,637
   1999                                        6                    2,704
   Thereafter                                  5                   10,459
                                        --------               ----------
Total lease payments                       5,278               $   48,965
                                                               ==========

Less:  Amount representing interest
   (average rate of 8.0%)                    438
                                        --------
Present value of lease payments            4,840
Less:  Current portion                     2,742
                                        --------
Long-term portion                       $  2,098
                                        ========

      The cost of equipment under capital leases included in the balance sheet as property, plant and equipment at December 31, 1994 and 1993 was approximately $17.9 million and $22.2 million, respectively. Accumulated amortization of the leased equipment at December 31, 1994 and 1993 was approximately $13.9 million and $16.2 million, respectively.

10.          LINES OF CREDIT

             The Company has a line of credit with a bank allowing for maximum borrowings of $10.0 million in the form of domestic rate revolving loans with interest at the bank's prime lending rate or Eurodollar rate loans with interest that exceeds three-quarters of one percent of the bank's current Eurodollar rate quoted for the same amount and maturity. There were no outstanding borrowings at December 31, 1994 under this agreement. Certain financial covenants and restrictions are included in this agreement that the Company was in compliance with at December 31, 1994.

             This line of credit expires June 30, 1995, however, the Company is currently in negotiations with the bank regarding possible extension/expansion of this line of credit, but there can be no assurance that mutually acceptable terms can be reached. An unused bank line of credit of $7.5 million was canceled by the Company effective December 30, 1994.

11.          COMMITMENTS AND CONTINGENCIES

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

             In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. The agreements are subject to final court approval. At December 31, 1994, the total settlement amount has been remitted into escrow.

             The Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, contract law and employee relations matters. Management believes that the ultimate resolution of these disputes and litigation matters will not have a material adverse impact on the Company's financial position or results of operations.

12.          STOCKHOLDERS' EQUITY

             REDEEMABLE CONVERTIBLE PREFERRED STOCK

             The Company has 2,000,000 shares of authorized and unissued preferred stock at $.01 par value per share. At December 31, 1994 and 1993 there were no shares of preferred stock outstanding.

             In 1990 a corporation obtained a minority interest in the Company through an initial investment of approximately $11.0 million in exchange for 86,133 shares of newly issued Series A-1 voting convertible preferred stock, convertible into 861,330 common shares, at a purchase price equivalent to $13.00 per common share. All of the preferred stock was converted to common stock during 1992.

             Each share of Series A-1 preferred stock was entitled to receive cumulative annual dividends. The dividends were payable in cash. In 1992 the Company recorded approximately $.6 million for dividends paid to the corporation.


             EMPLOYEE STOCK OPTION PLANS

             The Company's Employee Stock Option Plan (the "Plan") provides for the issuance of either incentive or nonqualified options at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the Plan become exercisable over periods of one to four years and expire five to ten years from the date of grant. During 1993 holders of the Company's options were given the opportunity to exchange previously granted stock options for new common stock options exercisable at $8.81 per share, the fair market value of the common stock on the date of exchange. Under the terms of the new options, one-third of the shares vest one year from the date of grant and the remaining shares vest in 24 equal monthly installments. Options to purchase 4,856,026 shares were exchanged.

             During 1993 the Company adopted a Non Statutory-Stock Option Plan (the "Non-Statutory Plan"). Options granted under the Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date and the remaining shares vesting in 36 equal monthly installments. The options granted under the Non-Statutory Plan generally expire ten years from the date of grant.

             STOCK OPTION PLANS - COMPANIES ACQUIRED

             The Company has assumed certain options granted to former employees of companies acquired (the "Acquired Options"). The Acquired Options were assumed by the Company outside the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

             Combined activity with respect to the Employee Stock Option Plans and Stock Option Plans - Companies Acquired was as follows:

                                        Number             Option
                                       of Shares            Price
                                       ---------            -----
Outstanding, December 31, 1991         7,681,824      $
                                                          .41 - $ 34.13
     Granted                           4,877,991        15.69 -   28.50
     Exercised                        (1,086,173)         .41 -   26.31
     Canceled                         (3,638,691)         .96 -   34.13
                                      ----------      -----------------

Outstanding, December 31, 1992         7,834,951          .41 -   28.75
     Granted                           9,456,161         8.63 -   23.13
     Exercised                         ( 550,051)         .41 -   21.52
     Canceled                         (5,876,739)        1.22 -   27.44
                                      ----------      -----------------

Outstanding, December 31, 1993        10,864,322          .41 -   28.75
     Granted                           2,006,540        10.69 -   20.75
     Exercised                        (1,524,445)         .41 -   21.52
     Canceled                         (1,455,401)        3.87 -   28.75
                                      ----------      -----------------

Outstanding, December 31, 1994         9,891,016      $   .41 - $ 27.44
                                      ==========      =================

             At December 31, 1994 there were 4,453,794 options exercisable to purchase shares of common stock at prices ranging from $.41 to $27.44 per share and 2,018,590 options were available for future grant.

             OPTION AGREEMENTS

             The Company occasionally has issued options outside of the Plan. As of December 31, 1994 options to purchase 44,480 shares were outstanding under these agreements, of which 21,405 were exercisable at prices ranging from $9.31 to $18.25 per share.

             DIRECTORS STOCK OPTION PLANS

             The Company's Board of Directors has adopted the 1988 and 1993 Directors Stock Option Plans (the "Directors Plans") in the indicated years. The Company has reserved 445,000 shares of common stock for issuance under these plans. The Directors Plans provide for the issuance of nonqualified stock options to nonemployee directors of the Company with an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plans have a term of up to ten years, with one-third of the shares vesting one year from the date of grant and two-thirds ratably over the subsequent two years. As of December 31, 1994 options to purchase 195,000 shares of common stock at $9.31 to $21.63 per share were outstanding under the Directors Plans, of which options for 99,536 shares were
exercisable at prices ranging from $9.31 to $21.63 per share.    Options to
purchase 47,223 shares are available for future grant under the Directors Plans. Options to purchase 107,777 shares of common stock have been exercised and 95,000 have expired as of December 31, 1994 under the Directors Plans. No additional options will be granted under the 1988 Directors Plan.

             EMPLOYEE STOCK PURCHASE PLANS

             The Company has reserved 3,000,000 shares of common stock for issuance under the 1990 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP the Company's employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semiannual option periods. For the years ended December 31, 1994, 1993 and 1992, shares issued under the plan were 641,988, 487,941 and 324,183, respectively. As of December 31, 1994, 1,307,680 shares were available for future purchase under the ESPP.

             WARRANT

             In connection with the purchase of certain assets of Comdisco, the Company issued a warrant to purchase 1,300,000 shares of the Company's common stock at $14.50 per share. Subsequent to December 31, 1994, the Company repurchased a portion of the warrant applicable to 1,000,000 shares for approximately $12.1 million. The warrant for the remaining 300,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at the time of issuance at approximately $1.8 million which was included as part of the total purchase price of Comdisco.

             RESERVED FOR FUTURE ISSUANCE

             As of December 31, 1994 the Company has reserved the following shares of authorized but unissued common stock for future issuance:

      Employee Stock Option Plans                          11,909,606
      Other Option Agreements                                  44,480
      Directors Stock Option Plans                            242,223
      Employee Stock Purchase Plan                          1,307,680
      Put Warrants                                          5,000,000
      Comdisco Warrant                                      1,300,000
                                                            ---------
      Total                                                19,803,989
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

13.          INCOME TAXES

             The provision for income taxes consisted of the following components:

                                              Year Ended December 31,
                                              -----------------------
                                       1994              1993             1992
                                       ----              ----             ----
                                                  (In thousands)
Current:
   Federal                            $ 4,624          $   730           $ 1,227
   State                                  881              180             2,104
   Foreign                              8,815            8,939            10,447
                                      -------          -------           -------
Total current                          14,320            9,849            13,778
                                      -------          -------           -------

Deferred (prepaid):
   Federal                             (1,103)          (1,749)             (987)
   State                                 (384)          (1,220)             (225)
   Foreign                               (618)          (6,880)              420
                                      -------          -------           -------
Total prepaid                          (2,105)          (9,849)             (792)
                                      -------          -------           -------
Total provision for income taxes      $12,215          $ - - -           $12,986
                                      =======          =======           =======



             Income (loss) before income taxes for the years ended December 31, 1994, 1993 and 1992 included income of approximately $19.2 million, $9.2 million and $5.5 million, respectively, from the Company's foreign subsidiaries.

             The provision for income taxes is net of the benefit of operating loss carryforwards totaling $20.8 million, $2.8 million and $8.3 million, for the years ended December 31, 1994, 1993 and 1992, respectively.

             The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                            Year Ended December 31,
                                                            -----------------------
                                                  1994               1993              1992
                                                  ----               ----              ----
                                                                (In thousands)
Provision (benefit) computed at federal
  statutory rate                                $ 17,074           $ (4,473)         $ 23,237
State income tax, net of federal tax effect          572                117               993
Change in valuation allowance                    (10,457)             7,172           (11,619)
Research and development tax credit                 (379)            (1,270)            - - -
Foreign tax credit                                  (446)            (6,958)           (8,675)
Foreign taxes                                      3,446              6,958             9,627
Amortization of goodwill                           2,398                372               123
Other                                                  7             (1,918)             (700)
                                                --------           --------          --------
Provision for income taxes                      $ 12,215           $  - - -          $ 12,986
                                                ========           ========          ========

Effective tax rate                                    25%             - - -%               19%
                                                ========           ========          ========

             The components of deferred tax assets and liabilities consisted of the following :


                                                      December 31,
                                                -----------------------
                                                  1994            1993
                                                  ----            ----
                                                     (In thousands)
Deferred tax assets:
  Restructure reserves                         $  3,829         $  7,938
  Net operating losses                           19,146           24,276
  Tax credits                                    33,910           31,837
  Other                                          14,650            8,097
                                                 ------         --------
Total deferred tax assets                        71,535           72,148
  Valuation allowance-provision for
    income taxes                                (33,548)         (44,005)
  Valuation allowance-equity/
    intangibles                                 (19,713)         (15,751)
                                               --------         --------

Net assets                                       18,274           12,392
                                               --------         --------
Deferred tax liabilities:
  Capitalized software                          (11,233)         (11,467)
  Other                                          (3,970)           - - -
                                               --------         --------
Total deferred tax liabilities                  (15,203)         (11,467)
                                               --------         --------

Total net deferred tax assets                  $  3,071         $    925
                                               ========         ========

             The deferred assets which will affect equity or intangibles and which will not be available to offset future provisions for income taxes are stated in the above table as "Valuation allowance-equity/intangibles." The net operating losses will expire at various dates from 1997 through the year 2008 and tax credit carry forwards will expire at various dates from 1995 through the year 2009.

             The Company's federal income tax returns for 1989 through 1991 have been examined by the Internal Revenue Service ("IRS"). Tax credits of $15.6 million have been disallowed by the IRS. The Company is contesting these adjustments and is pursuing administrative remedies. Management believes that adequate provision has been made for any deficiency that may result from this examination and that the resolution of this matter will not have a material impact on the Company's financial position or results of operations.

14.          OPERATIONS BY GEOGRAPHIC AREA

             The Company operates primarily in one industry segment -- the development and marketing of computer-aided design software and related services. The Company's products have been marketed internationally through distributors and through the Company's subsidiaries in Europe and Asia/Pacific. Intercompany revenue results from licenses that are based on a percentage of the subsidiaries' revenue from unaffiliated customers. The following table presents a summary of operations by geographic area (in thousands):

                                                   Year ended December 31,
                                         ----------------------------------------
                                            1994            1993            1992
                                            ----            ----            ----
Revenue:
  Domestic operations (1)                $ 344,696       $ 298,366      $ 344,370
  European operations                       79,404          73,181         76,196
  Asia/Pacific operations                   86,022          69,320         71,113
  Eliminations                             (81,050)        (72,244)       (72,955)
                                         ---------       ---------      ---------
Consolidated                             $ 429,072       $ 368,623      $ 418,724
                                         =========       =========      =========

Intercompany revenue
(eliminated in consolidation):
  Domestic operations                    $  58,837       $  54,224      $  54,084
  European operations                        9,495           9,494          8,824
  Asia/Pacific operations                   12,718           8,526         10,047
                                         ---------       ---------      ---------
Consolidated                             $  81,050       $  72,244      $  72,955
                                         =========       =========      =========

Income (loss) from operations:
  Domestic operations                    $  25,763       $ (15,124)     $  61,276
  European operations                        7,412           4,107          3,919
  Asia/Pacific operations                   10,872           2,602            515
                                         ---------       ---------      ---------
Consolidated                             $  44,047       $  (8,415)     $  65,710
                                         =========       =========      =========

Identifiable assets:
  Domestic operations                    $ 368,226       $ 339,897      $ 370,289
  European operations                       56,343          50,186         52,536
  Asia/Pacific operations                   42,095          52,401         40,108
  Eliminations                            (105,616)       (103,183)       (95,690)
                                         ---------       ---------      ---------
Consolidated                             $ 361,048       $ 339,301      $ 367,243
                                         =========       =========      =========

(1) Domestic operations revenue includes export revenue of approximately $12.9 million, $10.1 million, and $11.5 million to Europe for the years ended December 31, 1994, 1993 and 1992, respectively, and approximately $65.4 million, $49.0 million and $75.4 million to Asia/Pacific for the years ended December 31, 1994, 1993 and 1992, respectively.

                                  SCHEDULE II


                          CADENCE DESIGN SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)




                                                                    Additions
                                                Balance at         Charged to      Deductions       Balance at
                                               Beginning of         Costs and         From            End of
              Description                         Period            Expenses        Reserves          Period
----------------------------------------       ------------        ----------      ----------       ----------
Year Ended December 31, 1994
  Allowance for doubtful accounts                 $ 3,471            $2,178         $   (744) (1)     $4,905
  Inventory reserve                                   588             1,156             (736) (2)      1,008
  Accrued restructuring costs                       3,669                 -           (3,669) (3)          -
  Accrued costs for disposal of division            1,373                 -             (499) (5)        874

Year Ended December 31, 1993
  Allowance for doubtful accounts                 $ 3,154            $5,648         $ (5,331) (1)     $3,471
  Inventory reserve                                   538               381             (331) (2)        588
  Accrued restructuring costs                       4,658             7,210           (8,199) (3)      3,669
  Accrued costs for disposed division                   -             3,382           (2,009) (4)      1,373


Year Ended December 31, 1992
  Allowance for doubtful accounts                 $ 3,068            $1,087         $ (1,001) (1)     $3,154
  Inventory reserve                                 1,271             1,006           (1,739) (2)        538
  Accrued restructuring costs                      22,015                 -          (17,357) (3)      4,658



(1)    Uncollectible accounts written-off
(2)    Inventory costs written-off
(3) Incurred severance and facilities costs relating to the Company's restructuring and a reclassification of $3,500 in 1993 from accrued operating lease obligations to lease liabilities.
(4) Reflects a reclassification of $2,009 from accrued liabilities to other noncurrent liabilities.
(5) Incurred severance and facilities costs relating to the Company's disposal of a division.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 31, 1995.


                                        CADENCE DESIGN SYSTEMS, INC.



                                        /s/ Joseph B. Costello
                                        -----------------------------------
                                        Joseph B. Costello
                                        President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the date indicated.

NAME/TITLE                                                  DATE
----------                                                  ----
PRESIDENT, CHIEF EXECUTIVE OFFICER
  AND DIRECTOR



/s/ Joseph B. Costello                                      March 31, 1995
------------------------------------
Joseph B. Costello



CHIEF FINANCIAL OFFICER



/s/ H. Raymond Bingham                                      March 31, 1995
------------------------------------
H. Raymond Bingham



CONTROLLER (Chief Accounting Officer)


/s/ William Porter                                          March 31, 1995
------------------------------------
William Porter

ADDITIONAL DIRECTORS



/s/ Donald L. Lucas                                         March 31, 1995
------------------------------------
Donald L. Lucas




/s/ Carol Bartz                                             March 31, 1995
------------------------------------
Carol Bartz




                                                            March 31, 1995
------------------------------------
Henry E. Johnston



/s/ Raymond J. Lane                                         March 31, 1995
------------------------------------
Raymond J. Lane



/s/ Dr. Leonard Y. W. Liu                                   March 31, 1995
------------------------------------
Dr. Leonard Y.W. Liu



                                                            March 31, 1995
------------------------------------
Dr. Alberto Sangiovanni-Vincentelli



/s/ George M. Scalise                                       March 31, 1995
------------------------------------
George M. Scalise



/s/ James E. Solomon                                        March 31, 1995
------------------------------------
James E. Solomon



/s/ Dr. John B. Shoven                                      March 31, 1995
------------------------------------
Dr. John B. Shoven

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE                                     LOCATION
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

              (d)The Registrant's Certificate of Designations of Series A Junior
              Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on June 8, 1989 (incorporated by reference to Exhibit 3A to the Registrant's Form 8-K originally filed on June 12, 1989).

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

3.02 The Registrant's Bylaws, as currently in effect (as incorporated by reference to Exhibit 3.02 to the 1987 Form S-1 and as amended by Exhibit 3-b to Form 8-K filed June 12, 1989).

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

4.03          Assumption of Obligations under Amended and Restated Rights
              Agreement between the registrant and Harris Trust Company of California (incorporated by reference to Exhibit 10.34 to the Registrant's 1991 Form S- 4).

EXHIBIT
NUMBER                           EXHIBIT TITLE                                     LOCATION
------                           -------------                                     --------
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

10.04         The Registrant's 1993 Directors Stock Option Plan including the
              Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8). *

10.05 The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 4.03 of the 1994 Form
              S-8).*

10.06         The Registrant's Senior Executive Bonus Plan for 1994
              (incorporated by reference to Exhibit 10.08 of the Registrant's
              Form 10-K for the fiscal year ended December 31, 1993 (the "1993
              Form 10-K")).*

10.07 The Registrant's Key Contributor Bonus Plan for 1994 (incorporated by reference to Exhibit 10.09 of the 1993 Form 10-K).*

10.08         The Registrant's Senior Executive Bonus Plan for 1995. *

10.09         The Registrant's Deferred Compensation Plan for 1994. *

10.10         Amended and Restated Lease, dated June 29, 1989, by and between
              River Oaks Place Associates, a California limited partnership,
              ("ROPA") and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California
              (incorporated by reference to Exhibit 10.14 Registrant's Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Form
              10-K")).

10.11 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575 River Oaks Parkway, San Jose,
              California (incorporated by reference to Exhibit 10.16 to the 1990
              Form 10- K).

10.12 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 535 and 545 River Oaks Parkway,
              San Jose, California (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

EXHIBIT
NUMBER                           EXHIBIT TITLE                                     LOCATION
------                           -------------                                     --------

10.13 Lease dated September 3, 1985 by and among the Richard T. Peery and John Arrillaga Separate Property Trusts ("P/A Trusts") and
              Valid Logic Systems Incorporated ("Valid") (which merged into the
              Registrant) for the Registrant's offices at 75 West Plumeria
              Avenue, San Jose, California (incorporated by reference to Exhibit
              10.16 to the Form 10-K for Valid for the fiscal year ended
              December 30, 1990 (the "1990 Valid Form 10-K")).

10.14         Amendment Number 1, dated March 2, 1988, to Lease Agreement for
              75 West Plumeria Avenue, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.17 to the 1990 Valid Form 10-K).

10.15         Lease dated December 19, 1988 by and among the P/A Trusts and
              Valid for the Registrant's offices at 2835 North First Street, San
              Jose, California (incorporated by reference to Exhibit 10.18 to the 1990 Valid Form 10-K).

10.16         Lease dated September 3, 1985 by and among the P/A Trusts and
              Valid for the Registrant's offices at 2820 Orchard Parkway, San
              Jose, California (incorporated by reference to Exhibit 10.14 to the 1990 Valid Form 10-K).

10.17         Amendment Number 1, dated March 2, 1988, to Lease Agreement for
              2820 Orchard Parkway, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the 1990 Valid Form 10-K).

10.18         Form of Executive Compensation Agreement dated May 1989 between
              Registrant and Mr. Costello (incorporated by reference to Exhibit
              10.20 to the 1989 Form S-4).*

10.19         Offer letter to H. Raymond Bingham dated May 12, 1993
              (incorporated by reference to Exhibit 10.24 of the 1993 Form
              10-K). *

10.20 Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to Exhibit 10.25 of the 1993 Form 10-K). *

10.21         Letter agreement dated March 9, 1994 by and among C.T. Properties,
              Inc.("General Partner"), Registrant, Montague Investors, L.P.
              ("Montague") and David M. Thede ("Thede") whereby Registrant acquired all of Thede's ownership interests in the C.T. Montague
              I, L.P. and C.T. Montague II, L.P. limited partnerships and the
              General Partner and all of Montague's interests in C.T. Montague
              I, L.P. (incorporated by reference to the 1993 Form 10-K).

10.22         1993 Non-Statutory Stock Option Plan (incorporated by reference to
              Exhibit 4.05 to the 1994 Form S-8). *

10.23 Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent
              (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the "1994 Second Quarter
              Form 10-Q")).  *

EXHIBIT
NUMBER                           EXHIBIT TITLE                                     LOCATION
------                           -------------                                     --------
10.24         Consulting agreement dated October 26, 1993 with Alberto
              Sangiovanni-Vincentelli (incorporated by reference to the 1994
              Second Quarter Form 10-Q). *

10.25         Letter agreement dated August 17, 1994 by and among Registrant,
              Morris Management Company (the "General Partner"), and Morris
              Associates VI, L.P. ("Morris") whereby Registrant acquired all of the interests in River Oaks Place Associates, L.P. (incorporated by reference to the Registrant's Form 8-K filed November 14,
              1994).

10.26 Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood Design Automation,
              Inc. ("Redwood") dated as of July 8, 1994 (incorporated by reference to the Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14, 1994).

10.27         Agreement of Merger dated as of August 1, 1994 between Redwood and
              CDS Corporation (incorporated by reference to the Registrant's
              Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form
              10-Q, filed November 14, 1994).

10.28         Form of Stock Option Agreement for Registrant's 1993 Non Statutory
              Stock Option Plan (incorporated by reference to the Registrant's
              Form 10-Q for the third quarter ended September 30, 1994). *

21.01         Subsidiaries of the Registrant

23.01         Consent of Arthur Andersen LLP

27.1          Financial data schedule for the period ended December 31, 1994.
-----------

* A Management contract or compensatory plan required to be filed as an exhibit to Form 10-K.