Form 10-Q
period 1995-04-01
CADENCE DESIGN SYSTEMS INC
filed 1995-05-16
CIK 813672

                                FORM 10-Q

                             ______________

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

  X   Quarterly Report PURSUANT TO Section 13 or 15(d) of the
 ___  Securities Exchange Act of 1934

For the quarterly period ended April 1, 1995

                            OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________


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

                    Yes  __X__     No   _____


At May 6, 1995 there were 38,159,929 shares of the registrant's Common Stock, $0.01 par value outstanding.

                 CADENCE DESIGN SYSTEMS, INC.

                          INDEX

                                                            PAGE NO.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets:
          April 1, 1995 and December 31, 1994                   3

     Condensed Consolidated Statements of Income:
          Three Months Ended April 1, 1995 and March 31,1994    4

     Condensed Consolidated Statements of Cash Flows:
          Three Months Ended April 1, 1995 and March 31,1994    5

     Notes to Condensed Consolidated Financial
          Statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                      11


Signatures                                                      14


                       CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                        April 1,         December 31,
                                          1995               1994
                                      (Unaudited)
ASSETS
Current Assets:
Cash and cash investments              $  97,920           $  75,011
Short-term investments                    13,275              21,865
Accounts receivable, net                  63,429              78,629
Inventories                                5,867               5,137
Prepaid expenses and other current assets 12,491              11,293

     Total current assets                192,982             191,935

Property, plant and equipment, net       124,407             122,064
Software development costs, net           27,393              27,832
Purchased software and other
  intangibles, net                        12,708              10,557
Other assets                               9,945               8,660

Total assets                           $ 367,435           $ 361,048


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion
   of long-term obligations            $  26,176           $  26,412
Accounts payable                          13,328              12,522
Accrued liabilities                       49,182              56,359
Income taxes payable                       6,494               7,944
Deferred revenue                          79,406              61,205

     Total current liabilities           174,586             164,442

Long-Term Liabilities:
Long-term obligations                      1,942               2,098
Lease liabilities                          8,348               9,040
Deferred income taxes                      1,380                 904
Other long-term liabilities                9,884               8,501

     Total long-term liabilities          21,554              20,543

Stockholders' Equity:
Common stock                                 487                 476
Additional paid-in capital               271,908             264,697
Treasury shares at cost (10,331,202 and
     9,686,634 shares, respectively)    (151,180)           (133,728)
Retained earnings                         45,559              43,377
Accumulated translation adjustment         4,521               1,241

     Total stockholders' equity          171,295             176,063

Total liabilities and stockholders'
  equity                               $ 367,435            $361,048

The accompanying notes are an integral part of these statements.
<page 4>

                    CADENCE DESIGN SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)

                                       Three Months Ended
                                    April 1,       March 31,
                                      1995             1994
                                           (Unaudited)
REVENUE:
Product                             $ 62,110       $ 56,407
Service                               10,477          4,740
Maintenance                           43,446         35,631

     Total revenue                   116,033         96,778

COSTS AND EXPENSES:
Cost of product                       11,853         13,759
Cost of service                        9,213          4,564
Cost of maintenance                    3,897          3,993
Marketing and sales                   42,220         39,024
Research and development              20,863         18,214
General and administrative             9,498         10,599
Unusual items                        - - - -         12,104

     Total costs and expenses         97,544        102,257


INCOME (LOSS) FROM OPERATIONS         18,489         (5,479)

Other income (expense), net             (423)           347

Income (loss) before provision (benefit)
     for income taxes                  18,066        (5,132)

Provision (benefit) for income taxes    4,516        (1,283)

NET INCOME (LOSS)                    $ 13,550     $  (3,849)

NET INCOME (LOSS) PER SHARE          $    .32     $    (.09)

Weighted average common and common
     equivalent shares outstanding     42,103        41,208

The accompanying notes are an integral part of these statements.

                   CADENCE DESIGN SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)

                                            Three Months Ended
                                        April 1,           March 31,
                                          1995                1994
                                                (Unaudited)
CASH AND CASH INVESTMENTS AT
  BEGINNING OF PERIOD                       $  75,011     $  61,382

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            13,550        (3,849)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
       Depreciation and amortization           11,496        10,600
       Lease liabilities                         (730)       (1,619)
       Deferred income taxes, noncurrent          476          (235)
       Write-offs of equipment and other
         long-term assets                         241           807
       Increase in other long-term
         liabilities                            1,312           247
       Net changes in current assets
         and liabilities, net of business
         combinations accounted for as
         purchases:
          Decrease in accounts receivable      18,277         14,891
          Decrease (increase) in inventories     (730)           560
          Decrease (increase) in prepaid expenses
               and other current assets        (1,501)         2,267
          Decrease in accrued liabilities
               and payables                    (5,861)          (735)
          Increase in deferred revenue         17,436          7,698
               Net cash provided by operating
                activities                     53,966         30,632

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments           (8,484)       (22,874)
  Maturity of short-term investments           17,074         10,747
  Purchase of property and equipment           (8,150)        (2,340)
  Capitalization of software development costs (2,968)        (3,362)
  Decrease (increase) in other assets and
     purchased software and intangibles        (4,328)           593
  Payment for purchase of third-party interests
     in partnerships, net of cash acquired    - - - -         (8,729)
        Net cash used for investing activities (6,856)       (25,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable and long-term
    obligations                                (1,028)        (2,057)
  Sale of common stock                          8,712            678
  Purchase of treasury stock                  (21,376)        (1,708)
  Purchase of warrant                         (12,125)        - - - -
       Net cash used for financing activities (25,817)        (3,087)

EFFECT OF EXCHANGE RATE CHANGES ON CASH         1,616           (703)

INCREASE IN CASH AND CASH INVESTMENTS          22,909            877

CASH AND CASH INVESTMENTS AT END OF PERIOD    $97,920        $62,259

The accompanying notes are an integral part of these statements.

                    CADENCE DESIGN SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1994.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.   Change in Fiscal Year End

Effective December 31, 1994 the Company changed its fiscal year from December 31 to the 52-53 week period ending on the Saturday closest to December 31. Beginning in fiscal 1995, each quarter will be 13 weeks in length. The effect of the change is not material to the Company's current year financial statements.

3.   Purchase of Redwood Design Automation, Inc.

In August 1994 the Company acquired all of the outstanding stock of Redwood Design Automation, Inc. ("Redwood") for approximately 419,000 shares of the Company's common stock valued at $4.6 million and $1.8 million of net advances made to Redwood, prior to the acquisition, which were not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic system design. The acquisition was accounted for as a purchase, and the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million was reflected as a one-time charge to operations in the third quarter of 1994, for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The one-time charge was reflected in the Company's statement of income for the quarter ended September 30, 1994 as an unusual item within operating expenses. The remaining intangibles of $2.1 million are included in purchased software and intangibles in the accompanying balance sheet and are being amortized over a useful life of two years.

4.   Net Income (Loss) Per Share

Net income per share for each period is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period (calculated using the modified treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Fully diluted net income (loss) per share is substantially the same as primary net income (loss) per share.

5.   Inventories

Inventories, which consist primarily of testing equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                      April 1,        December 31,
                                        1995              1994
                                            (Unaudited)
Raw materials and supplies            $ 1,640           $ 1,268
Work-in-process                         2,713             2,250
Finished goods                          1,514             1,619
Total                                 $ 5,867           $ 5,137

6.   Commitments and Contingencies

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

In April 1994 the Company entered into tentative agreements to settle both of the above class action lawsuits for a combined settlement of $16.5 million, of which approximately
$7.5 million was covered by the Company's insurance carriers. Reflected in the Company's operating expenses as an unusual item at March 31, 1994 is the net settlement cost of $9.0 million, $1.0 million of legal fees and $2.1 million of additional settlement and legal costs expected to be incurred as the result of a dispute with one of the Company's insurance carriers. In May 1994, after negotiation, the Company's secondary insurance carrier agreed to provide coverage on the second lawsuit.
Accordingly, the results of operations for the second quarter ended June 30, 1994 included a $2.1 million credit to operating expenses for the additional insurance proceeds received and the reduction of accruals for legal expenses relating to the provision taken in the first quarter. The total settlement amount has been remitted into escrow.

7.   Put Warrants and Call Options

The Company has an authorized stock repurchase program. In total, as of April 1, 1995, the Company had authorized the repurchase of 20.2 million shares and approximately 12.4 million shares had been repurchased. The Company repurchases common stock, in part, to satisfy estimated requirements for shares to be issued under its employee stock option and stock purchase plans as well as in connection with acquisitions.

Throughout 1994 as part of its authorized stock repurchase program, the Company sold 5.0 million put warrants through private placement. Each warrant entitles the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $13.13 to $20.59 per share. Additionally, during this same period, the Company purchased approximately 3.8 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price ranging from $14.94 to $22.84 per share. The Company has the right to settle the put warrants with stock, or a cash or stock settlement equal to the difference between the exercise price and market value at the date of exercise. The put warrants and call options outstanding at April 1, 1995 are exercisable on various dates between April 1995 and November 1995.

At April 1, 1995 the Company has both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount has been classified out of stockholders' equity in the accompanying balance sheet.
Gains or losses from the exercise of these put warrants and call options are reported in stockholders' equity.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the first quarter ended April 1, 1995 was $116.0 million compared with $96.8 million for the same period of the prior year, an increase of 20%. Product revenue increased $5.7 million from $56.4 million for the quarter ended March 31, 1994. The increase in product revenue was primarily the result of increased demand for the Company's top-down design (HDL), systems and automated test engineering (ATE) products. Service revenue increased to $10.5 million for the first quarter ended April 1, 1995 from $4.7 million for the first quarter ended March 31, 1994, an increase of $5.7 million. The increase in service revenue was the result of increased demand for the Company's
Spectrum Services consulting business. Maintenance revenue was $43.4 million for the quarter ended April 1, 1995, an increase of $7.8 million from the amount reported for the quarter ended March 31, 1994. The increase in maintenance revenue was attributable to an increase in the Company's installed base of products as well as the Company's continued effort toward obtaining customer renewals of maintenance.

Revenue from international sources was approximately $63.1 million and $53.5 million or 54% and 55% of total revenue for the three months ended April 1, 1995 and March 31, 1994, respectively. In addition to increased sales volume in Japan, $3.8 million of the $9.6 million increase in international source revenue was due to the favorable impact on revenue of foreign exchange rates as the result of the strengthening of certain foreign currencies in relation to the U.S. dollar as compared to the quarter ended March 31, 1994. Although the Company experienced increased revenue from Japan in the first quarter of 1995 as compared to the first quarter of 1994, there can be no assurance that the Company's revenue volume in Japan will continue to strengthen. It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights.

Cost of product was $11.9 million and $13.8 million for the
three months ended April 1, 1995 and March 31, 1994,
respectively.   The decrease in cost of product was the
result of a $.7 million decrease in product royalties and a
$1.0 million decrease in purchased software amortization due to the write-off of purchased software in the first quarter
of 1994.  Cost of service increased from $4.6 million for
the quarter ended March 31, 1994 to $9.2 million for the
quarter ended April 1, 1995 due to additional employee
related costs attributable to increased headcount required
to meet the higher demand for the Spectrum Services
consulting business.  Cost of maintenance was $3.9 million
and $4.0 million for the quarters ended April 1, 1995 and
March 31, 1994, respectively.

Product gross margin increased from 76% in the quarter ended
March 31, 1994 to 81% for the quarter ended April 1, 1995.
As more fully described above, the improvement in gross margin was the result of increased product revenue combined with lower product costs in the first quarter of 1995 as compared to the first quarter of 1994. Service gross margin increased from 4% for the quarter ended March 31, 1994 to 12% for the quarter ended April 1, 1995. Service gross margin for the first quarter of 1994 was adversely affected due to the Company's addition of consulting services staff at a faster rate than revenue growth. Maintenance gross margin increased from 89% in the first quarter of 1994 to 91% in the first quarter of 1995 due to the increase in maintenance revenue while the cost of maintenance remained relatively constant.


In March 1995 the Company signed a five year $75 million outsourcing agreement with Unisys Corporation to assume substantial portions of Unisys' internal silicon design operation. As part of this agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and service resources acquired by Cadence are also intended to be used to support other customers' design needs. Until these newly acquired design and service resources are more fully utilized through additional revenue contracts or until further operating efficiencies are obtained, service gross margins are expected to be adversely affected.

Marketing and sales expenses increased to $42.2 million for the quarter ended April 1, 1995 compared to $39.0 million for the same period in 1994, an increase of 8%. The increase in marketing and sales expenses was the result of a $4.4 million increase in employee related expenses of which approximately $1.7 million was attributable to the effect of the strengthening of certain foreign currencies in relation to the U.S. dollar as compared to the quarter ended March
31, 1994. The remaining increase in employee related expenses was due to an increase in compensation expenses that vary with bookings. These increased costs were partially offset by lower facilities related costs.

Research and development expenses for the quarter ended
April 1, 1995 were $20.9 million as compared to $18.2
million for the same period of the prior year, an increase
of 15%.  Capitalization of software development costs for
the quarters ended April 1, 1995 and March 31, 1994 were
$3.0 million and $3.4 million, which represented 13% and 16%
of total research and development expenditures made in each
of those periods, respectively.   The amount of software
development costs capitalized in any given period may vary
depending on the exact nature of the development performed.
Gross research and development expenditures before
capitalization increased from $21.6 million for the three
months ended $23.8 million for the same period in the current year.
The increase in 1995 was primarily due to $2.4 million of increased employee related expenses primarily resulting from increased headcount. These increased costs were partially offset by lower facilities related costs of $.7 million.

General and administrative expenses decreased to $9.5
million for the quarter ended April 1, 1995 from $10.6 million for the same period in 1994, a decrease of 10%.
This decrease was primarily the result of decreased bad debt expense of $.5 million and decreased legal fees of $.2 million due to the settlement of the stockholder class action lawsuits at the end of the first quarter of 1994.

In March 1994 the Company recorded a provision of $12.1 million for settlement of the stockholder class action lawsuits filed against the Company and certain of its officers and directors in 1991 and 1993. This provision was recorded as an unusual item within operating expenses in the accompanying statement of income. The provision was comprised of a net settlement amount of $9.0 million, $1.0 million of legal fees and $2.1 million of additional settlement and legal costs expected to be incurred as the result of a dispute with one of the Company's insurance carriers. In May 1994, after negotiation, the Company's secondary insurance carrier agreed to provide coverage on the second lawsuit. Accordingly, the results of operations for the second quarter ended June 30, 1994 included a $2.1 million credit to operating expenses for the additional insurance proceeds received and the reduction of accruals for legal expenses relating to the provision taken in the first quarter.

Net other expense for the first quarter ended April 1, 1995 was $.4 million compared with $.3 million of net other income for the same period in 1994. The decrease in net other income for the three month period ended April 1, 1995 was primarily the result of a $.5 million increase in interest expense related to a secured loan obtained as part of the Company's acquisition, in the fourth quarter of 1994, of all third party interests in a real estate partnership which owns certain of the Company's facilities.

The Company's estimated annual effective tax rate for fiscal
1995 and 1994 is 25%.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

The Company's future operating results are dependent on the Company's ability to successfully implement its strategy to help its customers meet their business objectives through optimized product design environments ("PDEs"). The Company provides these PDEs through a combination of software products and services. Inherent in implementing this strategy are a number of risks that the Company must manage and which could affect its future operating results.

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

Another important part of the Company's strategy is to help its customers through an increased offering of services.
While the Company has provided services to its customers for a number of years, there are a number of risks the Company must successfully address in order to develop this portion of its business. These risks include the ability to successfully recruit, train and retain a skilled consulting force and the ability to profitably deliver consulting services that meet customer expectations. The Company's profitability could be adversely affected if it is unable to develop its consulting services business as expected.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 1, 1995 the Company's
cash and cash investments and short-term investments
increased $14.3 million from $96.9 million to $111.2
million.  This increase was primarily due to net cash
generated by operating activities exceeding net cash used
for investing (excluding purchases and maturities of short-
term investments) and financing activities.  Cash provided
by operating activities included a decrease of  $18.3
million in accounts receivable due to increased collections
and improved days sales outstanding.  Also included in the
cash generated by operating activities was a $17.4 million
increase in deferred revenue attributable to increased
deferred maintenance due to a larger customer base and
continued focus on customer renewals and an increase in
certain deferred product revenue deferred in accordance with the American Institute of Certified Public Accountants
Statement of Position 91-1 entitled "Software Revenue
Recognition".  Cash used for financing activities included
approximately $21.4 million of treasury stock purchases and
the purchase of a warrant related to 1.0 million shares of
the Company's common stock for $12.1 million, partially
offset by $8.7 million of cash generated by the sale of
common stock through the exercise of stock options.

Working capital at April 1, 1995 was $18.4 million compared to $27.5 million at December 31, 1994. The decrease is primarily the result of a decrease of $15.2 million in accounts receivable and an increase of $18.2 million in deferred revenue offset by an increase in cash, cash investments and short-term investments of $14.3 million and a decrease in accrued liabilities of $7.2 million.

The Company has an authorized stock repurchase program.
Prior to 1993, the Company had authorized the repurchase of up to 2.8 million shares of common stock in the open market.
In 1993 and 1994, the Company authorized the repurchase of an additional 4.0 million and 13.4 million shares, respectively, of common stock from time to time. In total, as of April 1, 1995, approximately 12.4 million shares had been repurchased. Some repurchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. During 1994, as part of its authorized stock repurchase program, the Company sold 5.0 million put warrants and purchased 3.8 million call options through private placement. The Company had a maximum potential obligation related to the put warrants at April 1, 1995 to buy back 5.0 million shares of its common stock at an aggregate price of approximately $81.3 million.
The put warrants are exercisable on various dates between April 1995 and November 1995. Alternatively, the Company can elect to settle the put warrants with stock which could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options. Subsequent to April 1, 1995 1.0 million of the put warrants expired out of the money and the Company repurchased approximately .8 million shares of common stock through the exercise of call options for a total cost of approximately $17.8 million.

In addition to the $111.2 million in cash and cash investments and short-term investments at April 1, 1995, the Company had available $10.0 million under a bank line of credit, which expires in June 1995. The Company is currently in negotiations with the bank regarding possible extension/expansion of this line of credit, but there can be no assurance that mutually acceptable terms can be reached.

Anticipated cash requirements for fiscal 1995 include the purchase of treasury stock through the exercise of the Company's call options and in the open market. Excluding the .8 million shares of common stock purchased subsequent to April 1, 1995 and discussed above, the Company has the right to purchase an additional 3.0 million shares through the exercise of call options during 1995 at a cost of approximately $55.0 million. Other cash requirements for the remainder of fiscal 1995 include contemplated additions of capital equipment of approximately $30.0 million and the repayment in August 1995, if not refinanced, of a $23.5 million secured loan assumed as part of a 1994 purchase of corporate facilities.

The Company anticipates that current cash and short-term investment balances, cash flows from operations and short and long-term borrowing capabilities will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K

(a)       The following exhibits are filed herewith:



Exhibit
Number              Exhibit Title

10.01 The Registrant's 1987 Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-
          53913) filed on May 31, 1994 (the "1994 Form S-8")).

10.02     Form of Stock Option Agreement and Form of Stock
          Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8
          Registration Statement (No. 33-22652) filed on June 20,
          1988).

10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 of the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 to the Registrant's 1988 Form S-1 Registration Statement (No. 33-
          23107) originally filed on July 18, 1988).

10.04     The Registrant's 1993 Directors Stock Option
          Plan including the Stock Option Grant.

10.05 The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit
          4.03 to the 1994 Form S-8).

10.06     The Registrant's Senior Executive Bonus Plan for
          1994 (incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended December
          31, 1993 (the "1993 Form 10-K")).

10.07     The Registrant's Key Contributor Bonus Plan for
          1994 (incorporated by reference to Exhibit 10.09 to the 1993
          Form 10-K).

Exhibit
Number         Exhibit Title


10.08     The Registrant's Senior Executive Bonus Plan for
          1995. (incorporated by reference to Exhibit 10.08 to the Registrant's Form 10-K for the fiscal year ended December
          31, 1994 (the "1994 Form 10-K")).

10.09     The Registrant's Deferred Compensation Plan for
          1994 (incorporated by reference to Exhibit 10.09 to the 1994
          Form 10-K).

10.10 Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates, a California limited partnership, ("ROPA") and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway,
          San Jose, California (incorporated by reference to Exhibit
          10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Form 10-K")).

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

10.18     Form of Executive Compensation Agreement dated May
          1989 between Registrant and Mr. Costello (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-4 registration Statement (No. 33-31673), originally filed on October 18, 1989).

10.19     Offer letter to H. Raymond Bingham dated May 12,
          1993 (incorporated by reference to Exhibit 10.24 to the 1993
          Form 10-K).

10.20     Offer letter to M. Robert Leach dated May 17,
          1993 (incorporated by reference to Exhibit 10.25 to the 1993
          Form 10-K).


Exhibit
Number         Exhibit Title

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

10.26 Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood
          Design Automation, Inc. ("Redwood") dated as of July 8, 1994
          (incorporated by reference to the Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14, 1994 (the "1994 Second Quarter 10-Q/A").

10.27 Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Corporation (incorporated by reference to the Registrant's 1994 Second Quarter 10-Q/A).

10.28     Form of Stock Option Agreement for Registrant's
          1993 Non Statutory Stock Option Plan (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1994).

27.1      Financial data schedule for the period ended April 1,1995.


(b) No reports on Form 8-K have been filed during the quarter ended April 1, 1995.


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CADENCE DESIGN SYSTEMS, INC.
                                (Registrant)


DATE:     May 12, 1995        By: /s/  Joseph B. Costello
                                  JOSEPH B. COSTELLO
                               President and Chief Executive Officer




DATE:     May 12, 1995        By: /s/ H. Raymond Bingham
                                   H. RAYMOND BINGHAM
                               Executive Vice President and Chief
                                    Financial Officer







