Form 10-Q
period 1995-07-01
CADENCE DESIGN SYSTEMS INC
filed 1995-08-15
CIK 813672

FORM 10-Q

                             ______________

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)
  X   Quarterly Report PURSUANT TO Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended July 1, 1995

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

                      Yes  __X__     No   _____


At August 4, 1995 there were 36,397,170 shares of the registrant's Common Stock, $0.01 par value outstanding.

                       CADENCE DESIGN SYSTEMS, INC.

                                 INDEX

                                                             PAGE NO.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets:
          July 1, 1995 and December 31, 1994                      3

          Condensed Consolidated Statements of Income:
          Three and Six Months Ended July 1, 1995
          and June 30, 1994                                       4

          Condensed Consolidated Statements of Cash Flows:
          Six Months Ended July 1, 1995 and June 30, 1994         5

          Notes to Condensed Consolidated Financial
          Statements                                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8


PART II.  OTHER INFORMATION

Item 2.   Legal Proceedings                                     12

Item 4.   Submission of Matters to a Vote of Security Holders   12

Item 6.   Exhibits and Reports on Form 8-K                      13


Signatures                                                      14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                        CADENCE DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                                    July 1,   December 31,
                                                     1995        1994
                                                  (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                        $  63,004    $  75,011
Short-term investments                              13,467       21,865
Accounts receivable, net                            59,076       78,629
Inventories                                          6,501        5,137
Prepaid expenses and other current assets           14,866       11,293

     Total current assets                          156,914      191,935

Property, plant and equipment, net                 121,892      122,064
Software development costs, net                     27,112       27,832
Purchased software and intangibles, net             11,614       10,557
Other assets                                        12,808        8,660

Total assets                                     $ 330,340    $ 361,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of
 long-term obligations                             $25,754    $  26,412
Accounts payable                                    11,794       12,522
Accrued liabilities                                 58,049       56,359
Income taxes payable                                 9,705        7,944
Deferred revenue                                    74,552       61,205

     Total current liabilities                     179,854      164,442

Long-Term Liabilities:
Long-term obligations                                1,781        2,098
Lease liabilities                                    7,387        9,040
Deferred income taxes                                2,490          904
Other long-term liabilities                          9,551        8,501

     Total long-term liabilities                    21,209       20,543

Stockholders' Equity:
Common stock                                           495          476
Additional paid-in capital                         281,205      264,697
Treasury shares at cost (13,519,786 and
     9,686,634 shares, respectively)              (221,046)    (133,728)
Retained earnings                                   62,530       43,377
Accumulated translation adjustment                   6,093        1,241

     Total stockholders' equity                    129,277      176,063

Total liabilities and stockholders' equity       $ 330,340    $ 361,048

The accompanying notes are an integral part of these statements.

                     CADENCE DESIGN SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share data)

                               Three Months Ended     Six Months Ended
                               July 1,   June 30,     July 1,     June 30,
                               1995      1994         1995         1994
                                  (Unaudited)             (Unaudited)
REVENUE:
Product                       $ 65,687  $ 56,633     $ 127,797 $113,040
Service                         16,895     6,052        27,372   10,792
Maintenance                     45,957    38,358        89,403   73,989

     Total revenue             128,539   101,043       244,572  197,821

COSTS AND EXPENSES:
Cost of product                 10,664    13,184        22,517   26,943
Cost of service                 14,508     4,871        23,721    9,435
Cost of maintenance              4,279     3,540         8,176    7,533
Marketing and sales             42,612    39,418        84,832   78,442
Research and development        22,652    19,273        43,515   37,487
General and administrative       9,707     9,807        19,205   20,406
Unusual items                    - - -    (2,050)       - - -    10,054

     Total costs and expenses  104,422    88,043       201,966  190,300

INCOME FROM OPERATIONS          24,117    13,000        42,606    7,521

Other income (expense), net        207       443          (216)     790

Income before provision for
  income taxes                  24,324    13,443        42,390    8,311

Provision for income taxes       7,353     3,361        11,869    2,078

NET INCOME                    $ 16,971   $10,082      $ 30,521  $ 6,233
NET INCOME PER SHARE          $    .41   $   .23      $    .73  $   .14

Weighted average common and
 common equivalent shares
 outstanding                    41,280    44,576        41,692   44,973



The accompanying notes are an integral part of these statements.

<page 5>
                      CADENCE DESIGN SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                     Six Months Ended
                                                     July 1,      June 30,
                                                   1995           1994
                                                        (Unaudited)
CASH AND CASH INVESTMENTS AT
  BEGINNING OF PERIOD                            $  75,011       $  61,382

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        30,521           6,233
  Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                22,856          23,967
       Lease liabilities                            (1,701)           (960)
       Deferred income taxes, noncurrent             1,585             (41)
       Write-offs of equipment and purchased
        software and intangibles                       419             807
       Increase (decrease) in other long-term
        liabilities                                    938            (196)
       Net changes in current assets and
        liabilities, net of business combinations
        accounted for as purchases:
         Decrease in accounts receivable             24,104         30,855
         Decrease (increase) in inventories          (1,364)           506
         Decrease (increase) in prepaid expenses
            and other current assets                 (4,263)         3,075
         Increase (decrease) in accrued
            liabilities and payables                  6,109           (770)
         Increase in deferred revenue                12,282         14,003
            Net cash provided by operating
             activities                              91,486         77,479

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of short-term investments         (17,431)       (28,074)
         Maturity of short-term investments          25,829         31,085
         Purchase of property and equipment         (12,091)        (8,356)
         Capitalization of software development
           costs                                     (5,895)        (6,124)
         Increase in other assets and purchased
           software and intangibles                  (7,086)          (229)
          Payment for purchase of third-party
           interests in partnerships, net of cash
           acquired                                 - - - -         (8,729)
          Sale of put warrants                      - - - -          5,801
          Purchase of call options                  - - - -         (5,801)
            Net cash used for investing activities   (16,674)      (20,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and
              long-term obligations                   (1,957)      (27,170)
          Sale of common stock                        16,221         3,373
          Purchase of treasury stock                 (91,242)      (25,040)
          Purchase of warrant                        (12,125)      - - - -
             Net cash used for financing activities  (89,103)      (48,837)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                2,284        (1,210)

INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS     (12,007)        7,005

CASH AND CASH INVESTMENTS AT END OF PERIOD         $  63,004      $ 68,387

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

3.   Purchase of Redwood Design Automation, Inc.

In August 1994, the Company acquired all of the outstanding stock of Redwood Design Automation, Inc. ("Redwood") for approximately 419,000 shares of the Company's common stock valued at $4.6 million. Prior to the acquisition of Redwood the Company made $1.8 million of net advances to Redwood which were not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic system design. The acquisition was accounted for as a purchase, and the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million was reflected as a one-time charge to operations in the third quarter of 1994, for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, such research had no probable alternative future use. The one-time charge was reflected in the Company's statement of income for the quarter ended September 30, 1994 as an unusual item within operating expenses. The remaining intangibles of $2.1 million are included in purchased software and intangibles in the accompanying balance sheet and are being amortized over a useful life of two years.

4.   Net Income Per Share

Net income per share for each period is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period (calculated using the modified treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share.

5.   Inventories

Inventories, which consist primarily of testing equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead.
Inventories consisted of the following (in thousands):

                                        July 1,        December 31,
                                          1995              1994
                                      (Unaudited)
     Raw materials and supplies         $1,305           $ 1,268
     Work-in-process                     3,186             2,250
     Finished goods                      2,010             1,619
     Total                              $6,501           $ 5,137

6.   Commitments and Contingencies

Certain security class action lawsuits filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California, San Jose Division on April 8 and 9, 1991, ("April 1991 Action") and on March 23, 1993 ("March 1993 Action"), respectively, alleging the violation of certain securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition were tentatively settled in April 1994. Under the terms of such tentative settlement agreements both class action lawsuits were settled for a combined amount of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the Company's operating expenses as an unusual item for the quarter ended March 31, 1994, was the net settlement cost of $9.0 million, $1.0 million of legal fees and $2.1 million of additional settlement and legal costs then expected to be incurred as a result of a dispute then pending with one of the Company's insurance carriers. Such insurance coverage dispute was settled in May 1994 and accordingly, the results of operations for the second quarter ended June 30, 1994 included a $2.1 million credit to operating expenses for the additional insurance proceeds received and the reduction of accruals for legal expenses relating to the provision taken in the first quarter. The settlement amounts have been remitted into escrow. In March 1995, the April 1991 Action settlement was approved by the court and the action was dismissed. In a hearing held August 10, 1995 the court approved the settlement of the March 1993 Action and dismissed the Action.

7.   Put Warrants and Call Options

The Company has an authorized stock repurchase program. In total, as of July 1, 1995, the Company had authorized the repurchase of
20.2 million shares and approximately 15.6 million shares had been repurchased. The Company repurchases common stock, in part, to satisfy estimated requirements for shares to be issued under its employee stock option and stock purchase plans as well as in connection with acquisitions or financings.

Throughout 1994 as part of its authorized stock repurchase program, the Company sold 5.0 million put warrants through private placement. During the second quarter of 1995, 3.0 million of these warrants expired out of the money. The remaining outstanding 2.0 million warrants entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $16.41 to $20.59 per share. Additionally, during 1994, the Company purchased approximately 3.8 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price. During the second quarter of 1995, the Company repurchased 2.3 million common shares pursuant to the exercise of call options for aggregate consideration of $42.5 million. The remaining 1.5 million outstanding call options range in price from $17.66 to $22.84 per share. The Company has the right to settle the put warrants with stock or a cash or stock settlement equal to the difference between the exercise price and market value at the date of exercise. The put warrants and call options outstanding at July 1, 1995 are exercisable on various dates between September 1995 and November 1995.

At July 1, 1995 the Company has both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount has been classified out of stockholders' equity in the accompanying balance sheet. Gains or losses from the exercise of these put warrants and call options are reported in stockholders' equity.

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

8.   Subsequent Event

Subsequent to July 1, 1995 approximately 3.0 million shares of common stock of the Company's wholly-owned subsidiary, Integrated Measurement Systems, Inc. ("IMS") were sold to the public at $11 per share in a registered initial public offering. Of these shares, approximately .4 million were sold by IMS and approximately
2.6 million shares were sold by the Company as the sole selling stockholder of IMS. The sale generated net proceeds to the Company after underwriting discounts and commissions of approximately $26.8 million and a pre-tax gain of approximately $18 million, which will be reflected in the quarter ended September 30, 1995. In addition, IMS received net proceeds of approximately $3.8 million. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to 55%.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the second quarter ended July 1, 1995 was $128.5 million as compared to $101.0 million for the same period of the prior year, an increase of 27%. For the six months ended July 1, 1995, revenue was $244.6 million, an increase of 24% from revenue of $197.8 million recorded for the same period of 1994.

Product revenue increased $9.1 million from $56.6 million for the quarter ended June 30, 1994 to $65.7 million for the quarter ended July 1, 1995. For the six month period ended July 1, 1995, product revenue was $127.8 million as compared to $113.0 million for the comparable period in 1994. The increase in product revenue was primarily the result of increased demand for the Company's IC, top-down design (HDL) and automated test engineering (ATE) products.

Service revenue increased to $16.9 million for the second quarter ended July 1, 1995 from $6.1 million for the second quarter ended June 30, 1994, an increase of $10.8 million. For the six month period ended July 1, 1995, service revenue was $27.4 million as compared to $10.8 million for the comparable period in 1994. The increase in service revenue was the result of increased demand for the Company's Spectrum Services consulting business including the outsourcing agreement with Unisys Corporation ("Unisys") discussed below.

Maintenance revenue was $46.0 million for the quarter ended July 1, 1995, an increase of $7.6 million from the amount reported for the quarter ended June 30, 1994. For the six month period ended July 1, 1995, maintenance revenue was $89.4 million as compared to $74.0 million for the comparable period in 1994. The increase in maintenance revenue was attributable to an increase in the Company's installed base of products as well as the Company's continued effort toward obtaining customer renewals of maintenance.

Revenue from international sources was approximately $61.9 million and $50.9 million or 48% and 50% of total revenue for the three months ended July 1, 1995 and June 30, 1994, respectively. For the six month period ended July 1, 1995, revenue from international sources was $125.0 million, representing 51% of total revenue as compared to $104.4 million, representing 53% of total revenue for the comparable period in 1994. Internationally, sales volume increased in Asia and Europe for the quarter ended July 1, 1995 as compared to the same period in the prior year and increased primarily in Japan and Asia for the six months ended July 1, 1995 as compared to the same period in 1994. In addition, the increase in international source revenue for the three and six month periods ended July 1, 1995 as compared to the quarter and six months ended June 30, 1994 was due to the favorable impact on revenue of foreign exchange rates as the result of the strengthening of certain foreign currencies in relation to the U.S. dollar. It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights.

Cost of product declined to $10.7 million for the three months ended July 1, 1995 from $13.2 million for the quarter ended June 30, 1994. The decrease was due to decreased manufacturing costs, software amortization costs, facility costs and distributor commissions. For the six month period ended July 1, 1995, cost of product was $22.5 million as compared to $26.9 million for the comparable period in 1994. The decrease in cost of product was the result of a $1.5 million decrease in the amortization of purchased software and capitalized software development costs primarily due to the write-off of purchased software in the first quarter of 1994 and a $.7 million decrease in product royalties.

Cost of service increased from $4.9 million for the quarter ended June 30, 1994 to $14.5 million for the quarter ended July 1, 1995. For the six months ended July 1, 1995, cost of service was $23.7 million as compared to $9.4 million for the comparable period ended June 30, 1994. These increases were due primarily to the transfer to the Company of former employees of Unisys pursuant to the outsourcing agreement signed in the first quarter of 1995, as discussed below. In addition, the increases were due to additional employee-related costs attributable to increased headcount required to meet the higher demand for the Spectrum Services consulting business.

Cost of maintenance was $4.3 million and $3.5 million for the quarters ended July 1, 1995 and June 30, 1994, respectively. For the six month period ended July 1, 1995, cost of maintenance was $8.2 million as compared to $7.5 million for the comparable period in 1994.

Product gross margin increased from 77% and 76% in the three and six month periods ended June 30, 1994, respectively, to 84% and 82% for the same periods ended July 1, 1995. As more fully described above, the improvement in gross margin was the result of increased product revenue combined with lower product costs in the 1995 periods as compared to the 1994 periods.

Service gross margin decreased from 20% for the quarter ended June 30, 1994 to 14% for the quarter ended July 1, 1995 due to additional costs in 1995 primarily associated with the Unisys contract as discussed above. In March 1995 the Company signed a five year $75 million outsourcing agreement with Unisys to assume substantial portions of Unisys' internal silicon design operation. As part of this agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and service resources acquired by Cadence are also intended to be used to support other customers' design needs. Until these newly acquired design and service resources are more fully utilized through additional revenue contracts or until further operating efficiencies are obtained, service gross margins are expected to be adversely affected. For the six month periods ended June 30, 1994 and July 1, 1995, service gross margin remained constant at 13%.

Maintenance gross margin was 91% for the three and six month periods ended July 1, 1995 as compared to 91% and 90% for the three and six month periods ended June 30, 1994, respectively.

Marketing and sales expenses increased to $42.6 million for the quarter ended July 1, 1995 as compared to $39.4 million for the same period in 1994, an increase of 8%. For the six months ended July 1, 1995, marketing and sales expenses were $84.8 million as compared to $78.4 million for the same period in the prior year. The increase in marketing and sales expenses was the result of an increase in employee-related expenses, of which approximately $2.1 million and $3.8 million was attributable to the effect of the strengthening of certain foreign currencies in relation to the U.S. dollar for the three and six months ended July 1, 1995, as compared to the three and six months ended June 30, 1994, respectively. The remaining increase in employee-related expenses was due to an increase in compensation expenses that vary with bookings. These increased costs were partially offset by lower facilities related costs.

Research and development expenses for the quarter ended July 1, 1995 were $22.7 million as compared to $19.3 million for the same period of the prior year, an increase of 18%. Capitalization of software development costs for the quarters ended July 1, 1995 and June 30, 1994 was $2.9 million and $2.8 million, which represented 11% and 13% of total research and development expenditures made in
each of those periods, respectively.   For the six months ended
July 1, 1995, research and development expenses were $43.5 million compared to $37.5 million for the same period in 1994, after capitalization of $5.9 million and $6.1 million which represented 12% and 14% of total research and development expenditures made in those periods, respectively. The amount of software development costs capitalized in any given period may vary depending on the exact nature of the development performed. Gross research and development expenditures before capitalization increased from $22.0 million for the three months ended June 30, 1994 to $25.6 million for the same period in the current year and increased to $49.4 million for the six months ended July 1, 1995 from $43.6 million for the same period in the prior year. The increases in research and development expenses during the 1995 periods were primarily due to increased employee-related expenses primarily resulting from increased headcount. These increased costs were partially offset by lower facilities related costs.

General and administrative expenses decreased to $9.7 million for the quarter ended July 1, 1995 from $9.8 million for the same period in 1994. For the six months ended July 1, 1995, general and administrative expenses were $19.2 million as compared to $20.4 million for the same period in the prior year. The decrease for the quarter was due to decreased bad debt expense of $.3 million. The decrease for the six months ended July 1, 1995 was primarily the result of decreased bad debt expense of $.8 million and decreased legal fees of $.6 million due to the settlement of the stockholder class action lawsuits at the end of the first quarter of 1994.

In March 1994 the Company recorded a provision of $12.1 million for settlement of the stockholder class action lawsuits filed against the Company and certain of its officers and directors in 1991 and 1993. This provision was recorded as an unusual item within operating expenses in the accompanying statement of income. The provision was comprised of a net settlement amount of $9.0 million, $1.0 million of legal fees and $2.1 million of additional settlement and legal costs expected to be incurred as a result of a dispute with one of the Company's insurance carriers. In May 1994, after negotiation, the Company's secondary insurance carrier agreed to provide coverage on the second lawsuit. Accordingly, the results of operations for the second quarter ended June 30, 1994 included a $2.1 million credit to operating expenses for the additional insurance proceeds received and a reduction of accruals for legal expenses relating to the provision taken in the first quarter of 1994.

Net other income for the quarter ended July 1, 1995 was $.2 million of income compared with $.4 million of income for the same period in 1994. For the six months ended July 1, 1995, net other income was expense of $.2 million as compared to $.8 million of income for the same period in 1994. The decrease in net other income for the three month and six month periods ended July 1, 1995 was primarily the result of a $.4 million and $.9 million increase, respectively, in interest expense related to a secured loan obtained as part of the Company's acquisition, in the fourth quarter of 1994, of all third party interests in a real estate partnership which owns certain of the Company's facilities.

The Company's estimated annual effective tax rate for fiscal 1995 is 28% as compared to 25% in 1994. The 1995 and 1994 tax rates reflect the reduction in the valuation allowance primarily from the utilization of net operating losses generated in prior years.

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

Due to the foregoing, as well as other factors, past financial performance should not be considered a reliable indicator of future performance. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price. Any difference in revenues or operating results from levels expected by securities analysts for the Company or its competitors, and the timing of the announcement of any such shortfalls, could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. In addition, the Company maintains a stock repurchase program, which is dependent on the availability of sufficient cash to fund the repurchases whether generated through operations or debt financing. Should the Company reduce the level of stock repurchases, the trading price of the Company's common stock could decline.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 1, 1995 the Company's cash and cash investments and short-term investments decreased $20.4 million from $96.9 million to $76.5 million. This decrease was primarily due to net cash used for investing (excluding purchases and maturities of short-term investments) and financing activities exceeding net cash generated by operating activities. Cash used for financing activities included approximately $91.2 million of treasury stock purchases and the purchase of a warrant related to
1.0 million shares of the Company's common stock for $12.1 million, partially offset by $16.2 million of cash generated by the sale of common stock through the exercise of stock options. Cash provided by operating activities included a decrease of $24.1 million in accounts receivable due to increased collections and improved days sales outstanding. Also included in the cash generated by operating activities was a $12.3 million increase in deferred revenue attributable to increased deferred maintenance due to a larger customer base and continued focus on customer renewals and an increase in certain product deferrals.

The Company had a working capital deficit at July 1, 1995 of $22.9 million compared to positive working capital of $27.5 million at December 31, 1994. The decrease is primarily the result of a decrease of $19.6 million in accounts receivable, an increase of $13.3 million in deferred revenue and a decrease in cash, cash investments and short-term investments of $20.4 million.

The Company has an authorized stock repurchase program. Prior to 1993, the Company had authorized the repurchase of up to 2.8 million shares of common stock in the open market. In 1993 and 1994, the Company authorized the repurchase of an additional 4.0 million and 13.4 million shares, respectively, of common stock from time to time. In addition, in August 1995, the Company authorized the repurchase of an additional 2.5 million shares of common stock. In total, as of July 1, 1995, approximately 15.6 million shares had been repurchased. Some repurchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. During 1994, as part of its authorized stock repurchase program, the Company sold 5.0 million put warrants and purchased 3.8 million call options through private placement. During the second quarter of 1995, 3.0 million put warrants expired out of the money and the Company repurchased approximately 2.3 million shares of common stock pursuant to the exercise of call options for approximately $42.5 million. The Company had a maximum potential obligation related to the put warrants at July 1, 1995 to buy back 2.0 million shares of its common stock at an aggregate price of approximately $37.0 million. The put warrants are exercisable on various dates between September 1995 and November 1995. Alternatively, the Company can elect to settle the put warrants with stock which could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options.

In addition to the $76.5 million in cash and cash investments and short-term investments at July 1, 1995, subsequent to July 1, the Company received $30.6 million in proceeds related to the public offering of the common stock of its IMS subsidiary. The Company had available $10.0 million under a bank line of credit, which expired in June 1995. The Company is currently in negotiations with various lenders regarding a potential line of credit, but there can be no assurance that mutually acceptable terms can be reached or that the Company will have a bank line of credit available in the short-term.

Anticipated cash requirements for fiscal 1995 include the purchase of treasury stock through the exercise of the Company's call options and in the open market. The Company has the right to purchase 1.5 million shares through the exercise of call options in the third and fourth quarters at a cost of approximately $30.4 million. Other cash requirements for the remainder of fiscal 1995 include contemplated additions of capital equipment of approximately $26 million and the repayment in August 1995, if not refinanced, of a $23.4 million secured loan assumed as part of a 1994 purchase of corporate facilities.

The Company anticipates that current cash and short-term investment balances, cash flows from operations and potential short and long-term borrowing capabilities will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis. To the extent the Company cannot arrange satisfactory terms or does not utilize bank lines of credit or borrowings to fund its operations on a short-term basis, the Company may continue to reduce its current cash and may experience future working capital deficits on a short-term basis.

PART II.  OTHER INFORMATION

Item 2. Legal Proceedings

The securities class action lawsuits filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of California, San Jose Division on April 8 and 9, 1991, (April, 1991 Action) and on March 23,1993 (March, 1993 Action), respectively, alleging the violation of certain securities laws by maintaining artificially high market prices for the Company's common stock through alleged misrepresentations and nondisclosures regarding the Company's financial condition were tentatively settled in April 1994. Under the terms of such tentative settlement agreements both of the aforementioned class action lawsuits were settled for a combined amount equal to $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. The settlement amounts have been remitted into escrow. In March 1995, the April 1991 Action settlement was approved by the District court and the Action was dismissed. In a hearing held on August 10, 1995 the court approved the settlement of the March 1993 Action and dismissed the Action.


Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 11, 1995, the stockholders of the Company approved the following matters.

     1. A proposal to elect ten (10) directors of the Company to serve for the ensuing year and until their successors are elected or until such directors earlier resignation or removal.

          NOMINEE                 IN FAVOR               WITHHELD
          Carol Bartz            32,973,798              186,521
          Joseph B. Costello     32,969,227              191,092
          Henry E. Johnston      32,973,627              186,692
          Raymond J. Lane (1)    32,972,683              187,636
          Leonard Y.W. Liu       32,969,083              191,236
          Donald L. Lucas        32,972,518              187,801
          Alberto Sangiovanni-   32,974,018              186,301
               Vincentelli
          George M. Scalise      32,973,716              186,603
          John B. Shoven         32,973,608              186,711
          James E. Solomon       32,974,318              186,001

     (1)  Resigned effective July 25, 1995.

     2. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants was approved by a vote of 32,901,713 for, 13,865 opposed and 244,741 withheld.

Item 6.   Exhibits and Reports on Form 8K

(a)  The following exhibits are filed herewith:



Exhibit
Number              Exhibit Title


10.29 Form of Underwriting Agreement in connection with Integrated Measurement Systems, Inc. public offering.

27.1      Financial data schedule for the period ended July 1, 1995.


(b) No reports on Form 8-K have been filed during the quarter ended July 1, 1995.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADENCE DESIGN SYSTEMS, INC.
                               (Registrant)


DATE:     August  14, 1995    By: /s/  Joseph B. Costello
                                  JOSEPH B. COSTELLO
                                  President and Chief Executive Officer




DATE:     August 14, 1995     By: /s/ H. Raymond Bingham
                                  H. RAYMOND BINGHAM
                                  Executive Vice President
                                  and Chief Financial Officer

July 20, 1995




Morgan Stanley & Co. Incorporated
Cowen & Company
Soundview Financial Group, Inc.
c/o Morgan Stanley & Co. Incorporated
    1251 Avenue of the Americas
    New York, New York  10020

Dear Sirs:

      Integrated Measurement Systems, Inc., an Oregon corporation (the "Company"), proposes to issue and sell to the several Underwriters named in Schedule I hereto (the "Underwriters"), and Cadence Design Systems, Inc., a Delaware corporation and the sole stockholder of the Company (the "Selling Stockholder"), severally proposes to sell to the several Underwriters, an aggregate of 2,600,000 shares of the common stock, $.01 par value, of the Company (the "Firm Shares"), of which 375,000 shares are to be issued and sold by the Company and 2,225,000 shares are to be sold by the Selling Stockholder.

     The Selling Stockholder also proposes to issue and sell to the several Underwriters not more than an additional 390,000 shares of its common stock, $.01 par value (the "Additional Shares"), if and to the extent that you, as Managers of the offering, shall have determined to exercise, on behalf of the Underwriters, the right to purchase such shares of common stock granted to the Underwriters in
Article III hereof. The Firm Shares and the Additional Shares are hereinafter collectively referred to as the Shares. The shares of common stock, $.01 par value, of the Company to be outstanding after giving effect to the sales contemplated hereby are hereinafter referred to as the Common Stock. The Company and the Selling Stockholder are hereinafter sometimes collectively referred to as the Sellers.

      The Company has filed with the Securities and Exchange Commission (the "Commission") a registration statement, including a prospectus, relating to the Shares. The registration statement as amended at the time it becomes effective, including the information (if any) deemed to be part of the registration statement at the time of effectiveness pursuant to Rule 430A under the Securities Act of 1933, as amended (the "Securities Act"), is hereinafter referred to as the Registration Statement; the prospectus in the form first used to confirm sales of Shares is hereinafter referred to as the Prospectus.

                                I.

      A. The Company and the Selling Stockholder, jointly and severally, represent and warrant to each of the Underwriters that:

           (i) The Registration Statement has become effective, no stop order suspending the effectiveness of the Registration Statement is in effect, and no proceedings for such purpose are pending before or threatened by the Commission.

           (ii)  (I) Each part of the Registration Statement,  when
     such part became effective, did not contain and each such part, as amended or supplemented, if applicable, will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary  to  make  the  statements therein  not  misleading,
     (II) the Registration Statement and the Prospectus comply and, as amended or supplemented, if applicable, will comply in all material respects with the Securities Act and the applicable rules and regulations of the Commission thereunder and
     (III) the Prospectus does not contain and, as amended or supplemented, if applicable, will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, except that the representations and warranties set forth in this paragraph I.A (ii) do not apply to statements or omissions in the Registration Statement or the Prospectus based upon information relating to any Underwriter furnished to the Company in writing by such Underwriter through you expressly for use therein.

           (iii) The Company has been duly incorporated, and is an active corporation under the laws of the State of Oregon, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company.

           (iv) The Company does not own or control, directly or indirectly, any corporation, association or other entity.

          (v) The authorized capital stock of the Company conforms as to legal matters to the description thereof contained in the Prospectus.

           (vi) The shares of Common Stock (including the Shares to be sold by the Selling Stockholder) outstanding prior to the issuance of the Shares to be sold by the Company have been duly authorized and are validly issued, fully paid and non-assessable.

           (vii) The Shares to be sold by the Company have been duly authorized, and, when issued and delivered in accordance with the terms of this Agreement, will be validly issued, fully paid and non-assessable, and the issuance of such Shares will not be subject to any preemptive or similar rights.

           (viii) This Agreement has been duly authorized, executed and delivered by the Company and is a valid and binding agreement of the Company.

           (ix) There has not occurred any material adverse change, or any development involving a prospective material adverse change, in the condition, financial or otherwise, or in the earnings, business or operations of the Company from that set forth in the Prospectus.

           (x) There are no legal or governmental proceedings pending or threatened to which the Company is a party or to which any of the properties of the Company is subject that are required to be described in the Registration Statement or the Prospectus and are not so described or any statutes, regulations, contracts or other documents that are required to be described in the Registration Statement or the Prospectus or to be filed as exhibits to the Registration Statement that are not described or filed as required.

           (xi) Each preliminary prospectus filed as part of the registration statement as originally filed or as part of any amendment thereto, or filed pursuant to Rule 424 under the Securities Act, complied when so filed in all material respects with the Securities Act and the rules and regulations of the Commission thereunder.

           (xii) The Company is not an "investment company" or an entity "controlled" by an "investment company" as such terms are defined in the Investment Company Act of 1940, as amended.

           (xiii) There is no owner of any securities of the Company who has any rights, not effectively satisfied or waived, to require registration of any shares of capital stock of the Company in connection with the filing of the Registration Statement.

           (xiv) The Company maintains a system of internal accounting controls sufficient to provide reasonable assurance that (1) transactions are executed in accordance with management's general or specific authorization; (2) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability;
     (3) access to assets is permitted only in accordance with management's general or specific authorization; and (4) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

           (xv) As of the date the Registration Statement becomes effective, the Common Stock will be authorized for listing on the Nasdaq National Market System upon official notice of issuance.

          (xvi)     The Company has complied with all provisions of
     Section 517.075, Florida Statutes (Chapter 92-198, Laws of Florida), relating to issuers doing business with Cuba.

      B. The Company represents and warrants to each of the Underwriters that:

           (i) The execution and delivery by the Company of, and the performance by the Company of its obligations under, this Agreement will not contravene any provision of applicable law or the articles of incorporation or bylaws of the Company or any agreement or other instrument binding upon the Company that is material to the Company or any judgment, order or decree of any governmental body, agency or court having jurisdiction over the Company, and no consent, approval, authorization or order of or qualification with any governmental body or agency is required for the performance by the Company of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares.

            (ii) The Company has all necessary consents, authorizations, approvals, orders, certificates and permits of and from, and has made all declarations and filings with, all federal, state, local and other governmental authorities, all self-regulatory organizations and all courts and other tribunals, to own, lease, license and use its properties and assets and to conduct its business in the manner described in the Prospectus, except to the extent that the failure to obtain or file would not have a material adverse effect on the Company.

           (iii) The Company (I) is in compliance with any and all applicable foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants (collectively, "Environmental Laws"), (II) has received all permits, licenses or other approvals required of it under applicable Environmental Laws to conduct its business and (III) is in compliance with all terms and conditions of any such permit, license or approval, except where such noncompliance with Environmental Laws, failure to receive required permits, licenses or other approvals or failure to comply with the terms and conditions of such permits, licenses or approvals would not, singly or in the aggregate, have a material adverse effect on the Company.

            (iv) The costs and liabilities associated with Environmental Laws (including, without limitation, any capital or operating expenditures required for clean-up, closure of properties or compliance with Environmental Laws or any permit, license or approval, any related constraints on operating activities and any potential liabilities to third parties) would not, singly or in the aggregate, reasonably be expected to have a material adverse effect on the Company.

               (v) The Company owns or possesses adequate licenses or other rights to use all patents, copyrights, trademarks, service marks, trade names, maskwork rights, technology and know-how necessary (in any material respect) to conduct its business in the manner described in the Prospectus and, except as disclosed in the Prospectus, the Company has not received any notice of infringement or conflict with (and knows of no infringement or conflict with) asserted rights of others with respect to any patents, copyrights, trademarks, service marks, trade names, maskwork rights, technology or know-how which could result in any material adverse effect upon the Company; and, except as disclosed in the Prospectus, the discoveries, inventions, products or processes of the Company referred to in the Prospectus do not, to the knowledge of the Company, infringe or conflict with any right or patent of any third party, or any discovery, invention, product or process which is the subject of a patent application filed by any third party, known to the Company which could have a material adverse effect on the Company.

                               II.

     The Selling Stockholder represents and warrants to each of the Underwriters that:

           (a)  To the best of the Selling Stockholder's knowledge,
     all   the   representations  of  the  Company  set  forth   in
     Section I.B are true and correct.

           (b) This Agreement has been duly authorized, executed and delivered by the Selling Stockholder and constitutes a valid and binding obligation upon the Selling Stockholder.

            (c)    The  execution  and  delivery  by  the   Selling
     Stockholder of, and the performance by such Selling Stockholder of its obligations under, this Agreement will not contravene any provision of applicable law, or articles of incorporation or by-laws of the Selling Stockholder, or any agreement or other instrument binding upon the Selling Stockholder or any judgment, order or decree of any governmental body, agency or court having jurisdiction over the Selling Stockholder, and no consent, approval, authorization or order of or qualification with any governmental body or agency is required for the performance by the Selling Stockholder of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares.

          (d) The Selling Stockholder has, and on the Closing Date will have, good and valid marketable title to the Shares to be sold by the Selling Stockholder and the legal right and power, and all authorization and approval required by law, to enter into this Agreement and to sell, transfer and deliver the Shares to be sold by the Selling Stockholder.

           (e) The Shares to be sold by the Selling Stockholder pursuant to this Agreement have been duly authorized and are validly issued, fully paid and non-assessable.

           (f) Upon delivery of and payment for the Shares to be sold by the Selling Stockholder pursuant to this Agreement, the Underwriters will receive good and valid title to such Shares free and clear of any security interests, claims, liens and other encumbrances.

           (g) All information furnished by or on behalf of the Selling Stockholder for use in the Registration Statement and Prospectus is, and on the Closing Date will be, true, correct, and complete, and does not, and on the Closing Date will not, contain any untrue statement of a material fact or omit to state any material fact necessary to make such information not misleading.

           (h) The Selling Stockholder owns beneficially all the outstanding shares of capital stock of the Company.

                               III.

      Each Seller, severally and not jointly, hereby agrees to sell to the several Underwriters, and each Underwriter, upon the basis of the representations and warranties herein contained, but subject to the conditions hereinafter stated, agrees, severally and not jointly, to purchase from such Seller at $10.23 a share the purchase price the number of Firm Shares (subject to such adjustments to eliminate fractional shares as you may determine) that bears the same proportion to the number of Firm Shares to be sold by such Seller as the number of Firm Shares set forth in
Schedule I hereto opposite the name of such Underwriter bears to the total number of Firm Shares.

      On the basis of the representations and warranties contained in this Agreement, and subject to its terms and conditions, the Selling Stockholder agrees to sell to the Underwriters the Additional Shares, and the Underwriters shall have a one-time right to purchase, severally and not jointly, up to 390,000 Additional Shares at the purchase price. Additional Shares may be purchased as provided in Article V hereof solely for the purpose of covering over-allotments made in connection with the offering of the Firm Shares. If any Additional Shares are to be purchased, each Underwriter agrees, severally and not jointly, to purchase the number of Additional Shares (subject to such adjustments to eliminate fractional shares as you may determine) that bears the same proportion to the total number of Additional Shares to be purchased as the number of Firm Shares set forth in Schedule I hereto opposite the name of such Underwriter bears to the total number of Firm Shares.

      The Company hereby agrees that, without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the Underwriters, it will not, during the period ending 365 days after the date of the Prospectus, (1) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or (2) enter into any swap or similar agreement that transfers, in whole or in part, the economic risk of ownership of the Common Stock, whether any such transaction described in clause (1) or
(2) above is to be settled by delivery of Common Stock or such other securities, in cash or otherwise, other than (i) the Shares to be sold hereunder, (ii) any shares of such Common Stock sold by the Company upon the exercise of an option under the Company's stock option plan outstanding on the date hereof, and (iii) any option to purchase Common Stock granted under the Company's stock option plans and shares of the Common Stock sold by the Company upon the exercise of any such option, provided that, the holder of such option enters into a lock-up agreement similar to the agreement set forth in this paragraph for the period from the date of such grant until the date 365 days after the date of the Prospectus. The Company hereby further agrees that during the period ending 90 days after the date of the Prospectus, it will not waive, amend or alter any lock up provision contained in any stock option agreement between the Company and any person without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the Underwriters.

      The Selling Stockholder hereby agrees that, without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the Underwriters, it will not, during the period ending 365 days after the date of the Prospectus, (1) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or (2) enter into any swap or similar agreement that transfers, in whole or in part, the economic risk of ownership of the Common Stock, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of Common Stock or such other securities, in cash or otherwise, provided that, beginning on the date 180 days after the date of the Prospectus, the Selling Stockholder may sell in one or more private transactions up to ten percent (10%) of the shares of Common Stock (in the aggregate) held by the Selling Stockholder immediately after the Closing Date as long as the Selling Shareholder notifies Morgan Stanley & Co. Incorporated of such transfer and the purchaser of such shares agrees to be bound by an agreement with the Underwriters on the same terms as set forth in this paragraph (except that the purchaser shall not be entitled to transfer shares in a private transaction) ending on the date 365 days after the date of the
Prospectus. In addition, the Selling Stockholder agrees that, without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the Underwriters, it will not, during the period ending 365 days after the date of the Prospectus, make any demand for or exercise any right with respect to, the registration of any shares of Common Stock or any security convertible into or exercisable or exchangeable for Common Stock.

                               IV.

      The Sellers are advised by you that the Underwriters propose to make a public offering of their respective portions of the Shares as soon after the Registration Statement and this Agreement have become effective as in your judgment is advisable. The Sellers are further advised by you that the Shares are to be offered to the public initially at $11.00 a share (the public offering price) and to certain dealers selected by you at a price that represents a concession not in excess of $.46 a share under the public offering price, and that any Underwriter may allow, and such dealers may reallow, a concession, not in excess of $.10 a share, to any Underwriter or to certain other dealers.

                                V.

      Payment for the Firm Shares to be sold by the Company, shall be made by certified or official bank check or checks payable to the order of the Company, and payment for the Firm Shares to be sold by the Selling Stockholder shall be by certified or official bank check or checks payable to the order of the Selling Stockholder, in each case in New York Clearing House funds, at the office of Wilson Sonsini Goodrich & Rosati, 650 Page Mill Road, Palo Alto, California 94301, 7:00 A.M., local time, on July 26, 1995, or at such other time on the same or such other date, not later than August 3, 1995, as shall be designated in writing by you. The time and date of each such payment are hereinafter referred to as the Closing Date.

      Payment for any Additional Shares shall be made by certified or official bank check or checks payable to the order of the Selling Stockholder, in New York Clearing House funds at the office of Wilson Sonsini Goodrich & Rosati, 650 Page Mill Road, Palo Alto, California 94301, 7:00 A.M., local time, on such date (which may be the same as the Closing Date but shall in no event be earlier than the Closing Date nor later than ten business days after the giving of the notice hereinafter referred to) as shall be designated in a written notice from you to the Company of your determination, on behalf of the Underwriters, to purchase a number, specified in said notice, of Additional Shares, or on such other date, in any event not later than September 1, 1995 as shall be designated in writing by you. The time and date of such payment are hereinafter referred to as the Option Closing Date. The notice of the determination to exercise the option to purchase Additional Shares and of the Option Closing Date may be given at any time within 30 days after the date of this Agreement.

      Certificates for the Firm Shares and Additional Shares shall be in definitive form and registered in such names and in such denominations as you shall request in writing not later than two full business days prior to the Closing Date or the Option Closing Date, as the case may be. The certificates evidencing the Firm Shares and Additional Shares shall be delivered to you on the Closing Date or the Option Closing Date, as the case may be, for the respective accounts of the several Underwriters, with any transfer taxes payable in connection with the transfer of the Shares to the Underwriters duly paid, against payment of the purchase price therefor.

                               VI.

      The obligations of the Sellers and the several obligations of the Underwriters hereunder are subject to the condition that the Registration Statement shall have become effective not later than the date hereof.

      The several obligations of the Underwriters hereunder are subject to the following further conditions:

           (a) Subsequent to the execution and delivery of this Agreement and prior to the Closing Date, there shall not have occurred any change, or any development involving a prospective change, in the condition, financial or otherwise, or in the earnings, business or operations, of the Company from that set forth in the Registration Statement, that, in your judgment, is material and adverse and that makes it, in your judgment, impracticable to market the Shares on the terms and in the manner contemplated in the Prospectus.

           (b) The Underwriters shall have received on the Closing Date a certificate, dated the Closing Date and signed by the chief executive officer and the chief financial officer of the Company, to the effect set forth in clause (a) above, and to the effect that the representations and warranties of the Company contained in this Agreement are true and correct as of the Closing Date and that the Company has complied with all of the agreements and satisfied all of the conditions on its part to be performed or satisfied hereunder on or before the Closing Date.

           The officers signing and delivering such certificate may rely upon the best of their knowledge as to proceedings threatened.

           (c) The Underwriters shall have received on the Closing Date a certificate, dated the Closing Date and signed by the chief executive officer and the chief financial officer of the Selling Stockholder to the effect set forth in clause (a)
     above, and to the effect that the representations and warranties of the Selling Stockholder contained in this Agreement are true and correct as of the Closing Date and that the Selling Stockholder has complied with all of the agreements and satisfied all of the conditions on its part to be performed or satisfied hereunder on or before the Closing Date.

           The officers signing and delivering such certificate may rely upon the best of their knowledge as to proceedings threatened.

           (d) You shall have received on the Closing Date an opinion of Ater Wynne Hewitt Dodson & Skerritt, counsel for the Company, dated the Closing Date, to the effect that

                (i)   the Company has been duly incorporated as  an
          active corporation under the laws of the State of Oregon, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company;

               (ii)  to such counsel's knowledge, the Company  does
          not   own   or  control,  directly  or  indirectly,   any
          corporation, association or other entity;

               (iii) the authorized capital stock of the Company conforms as to legal matters to the description thereof contained in the Prospectus;

               (iv) the shares of Common Stock (including the Shares to be sold by the Selling Stockholder) outstanding prior to the issuance of the Shares to be sold by the Company have been duly authorized and are validly issued, fully paid and non-assessable;

                (v) the Shares to be sold by the Company have been duly authorized when issued and delivered in accordance with the terms of this Agreement, will be validly issued, fully paid and non-assessable, and the issuance of such Shares will not be subject to any statutory preemptive or, to such counsel's knowledge, similar rights;

               (vi) this Agreement has been duly authorized, executed and delivered by the Company;

               (vii) the execution and delivery by the Company of, and the performance by the Company of its obligations under, this Agreement will not contravene any provision of applicable law or the articles of incorporation or bylaws of the Company or, to the best of such counsel's knowledge, any agreement or other instrument binding upon the Company that is material to the Company or, to the best of such counsel's knowledge, any judgment, order or decree of any governmental body, agency or court having jurisdiction over the Company and no consent, approval, authorization or order of or qualification with any governmental body or agency is required for the performance by the Company of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares;

              (viii) the statements (1) in the Prospectus under the captions "Risk Factors -- Effect of Certain Anti-Takeover Provisions", "Certain Transactions--Description of Agreements with Cadence," "Description of Capital Stock," and "Shares Eligible for Future Sale," and (2) in the Registration Statement in Items 14 and 15, in each case insofar as such statements constitute summaries of the legal matters, documents or proceedings referred to therein, fairly present the information called for with respect to such legal matters, documents and proceedings and fairly summarize the matters referred to therein;

               (ix)  after due inquiry, such counsel does not  know
          of any legal, regulatory or governmental proceeding pending or threatened to which the Company is a party or to which any of the properties of the Company is subject that are required to be described in the Registration Statement or the Prospectus and are not so described or of any statutes, regulations, contracts or other documents that are required to be described in the Registration Statement or the Prospectus or to be filed as exhibits to the Registration Statement that are not described or filed as required;

                (x) the Company is not an "investment company" or an entity "controlled" by an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended;

               (xi) such counsel (1) is of the opinion that the Registration Statement and Prospectus (except for financial statements and schedules and other financial data included therein as to which such counsel need not express any opinion) comply as to form in all material respects with the Securities Act and the rules and regulations of the Commission thereunder, (2) believes that (except for financial statements and schedules and other financial data as to which such counsel need not express any belief) the Registration Statement and the prospectus included therein at the time the Registration Statement became effective did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading and (3) believes that (except for financial statements and schedules and other financial data as to which such counsel need not express any belief) the Prospectus does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

           (e)  You  shall  have received on the  Closing  Date  an
     opinion   of   Fenwick  &  West,  counsel  for   the   Selling
     Stockholder, dated the Closing Date, to the effect that

                 (i)    the  Selling  Stockholder  has  been   duly
          incorporated and is validly existing as a corporation in good standing under the laws of the State of Delaware.

               (ii) this Agreement has been duly authorized, executed and delivered by the Selling Stockholder;

               (iii)  the  execution and delivery  by  the  Selling
          Stockholder of, and the performance by the Selling Stockholder of its obligations under, this Agreement will not contravene any provision of applicable law, or the articles of incorporation or bylaws of the Selling Stockholder or, to the best of such counsel's knowledge, any agreement or other instrument binding upon the Selling Stockholder that is material to the Selling Stockholder or, to the best of such counsel's knowledge, any judgment, order or decree of any governmental body, agency or court having jurisdiction over the Selling Stockholder, and no consent, approval, authorization or order of or qualification with any governmental body or agency is required for the performance by the Selling Stockholder of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with offer and sale of the Shares;

              (iv) the Selling Stockholder has the legal right and power, and all authorization and approval required by law, to enter into this Agreement and to sell, transfer and deliver the Shares to be sold by the Selling
          Stockholder; and, to such counsel's knowledge, the Selling Stockholder has valid marketable title to the Shares to be sold by the Selling Stockholder and such sale, transfer and delivery is not subject to any right of first refusal or other contractual restriction; and each of the certificates evidencing such Shares is in proper legal form; and

                (v) assuming the Underwriters purchase the Shares to be sold by the Selling Stockholder for value, in good faith and without notice of any adverse claim, upon delivery of and payment for the Shares to be sold by the Selling Stockholder pursuant to this Agreement, the Underwriters will receive valid title to such Shares free and clear of any security interests, claims, liens, equities and other encumbrances.

           (f) You shall have received on the Closing Date an opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation, counsel for the Underwriters, dated the Closing Date, covering the matters referred to in subparagraphs (v),
     (vi), (x) and (xi) of paragraph (d) above and to the effect that the statements in the Prospectus under "Underwriters," insofar as such statements constitute a summary of this Agreement, fairly present the information called for with respect to such Agreement.

     With respect to subparagraph (xi) of paragraph (d) above, Ater Wynne Hewitt Dodson & Skerritt and Wilson Sonsini Goodrich & Rosati may state that their opinion and belief are based upon their participation in the preparation of the Registration Statement and Prospectus and any amendments or supplements thereto and review and discussion of the contents thereof, but are without independent check or verification except as specified.

      The opinions of Ater Wynne Hewitt Dodson & Skerritt and Fenwick & West described in paragraphs (d) and (e) above shall be rendered to you at the request of the Company or the Selling Stockholder, as the case may be, and shall so state therein.

           (g) You shall have received, on each of the date hereof and the Closing Date, a letter dated the date hereof or the Closing Date, as the case may be, in form and substance satisfactory to you, from Arthur Andersen L.L.P., independent public accountants, containing statements and information of the type ordinarily included in accountants' "comfort letters" to underwriters with respect to the financial statements and certain financial information contained in the Registration Statement and the Prospectus.

           (h) The "lock-up" agreements between you and certain officers and directors of the Company relating to sales of shares of Common Stock of the Company or any securities convertible into or exercisable or exchangeable for such Common Stock, delivered to you on or before the date hereof, shall be in full force and effect on the Closing Date.

           (i) The shares of Common Stock of the Company shall have
     received  approval  for  listing,  upon  official  notice   of
     issuance, on the Nasdaq National Market System.

       All the agreements, opinions, certificates and letters mentioned above or elsewhere in this Agreement shall be deemed in compliance with the provisions hereof only if Wilson Sonsini
Goodrich & Rosati, counsel for the Underwriters, shall be reasonably satisfied that they comply in form and scope.

      The several obligations of the Underwriters to purchase Additional Shares hereunder are subject to the delivery to you on the Option Closing Date of such documents as you may reasonably request with respect to the good standing of the Company, the due authorization, issuance and sale of the Additional Shares and other matters related to the issuance and sale of the Additional Shares.

                               VII.

     In further consideration of the agreements of the Underwriters herein contained, the Company covenants as follows:

           (a) To furnish to you, without charge, four (4) signed copies of the Registration Statement (including exhibits thereto) and for delivery to each other Underwriter a conformed copy of the Registration Statement (without exhibits thereto) and, during the period mentioned in paragraph (c) below, as many copies of the Prospectus and any supplements and amendments thereto or to the Registration Statement as you may reasonably request.

           (b) Before amending or supplementing the Registration Statement or the Prospectus, to furnish to you a copy of each such proposed amendment or supplement and to file no such proposed amendment or supplement to which you reasonably object.

           (c) If, during such period after the first date of the public offering of the Shares as in the opinion of your counsel the Prospectus is required by law to be delivered in connection with sales by an Underwriter or dealer, any event shall occur or condition exist as a result of which it is necessary to amend or supplement the Prospectus in order to make the statements therein, in the light of the circumstances when the Prospectus is delivered to a purchaser, not misleading, or if, in the opinion of your counsel, it is necessary to amend or supplement the Prospectus to comply with law, forthwith to prepare, file with the Commission and furnish, at its own expense, to the Underwriters and to the dealers (whose names and addresses you will furnish to the Company) to which Shares may have been sold by you on behalf of the Underwriters and to any other dealers upon request, either amendments or supplements to the Prospectus so that the statements in the Prospectus as so amended or supplemented will not, in the light of the circumstances when the Prospectus is delivered to a purchaser, be misleading or so that the Prospectus, as amended or supplemented, will comply with law.

           (d) To endeavor to qualify the Shares for offer and sale under the securities or Blue Sky laws of such jurisdictions as you shall reasonably request and to pay all expenses (including fees and disbursements of counsel) in connection with such qualification and in connection with any review of the offering of the Shares by the National Association of Securities Dealers, Inc; provided, however, that the Company shall not be required to qualify the Shares under the laws of any jurisdiction where the Company is not otherwise subject to suit if such qualification would constitute or require the consent of the Company to suit in such jurisdiction.

          (e) To make generally available to the Company's security holders and to you as soon as practicable an earning statement covering the twelve-month period ending September 30, 1996 that satisfies the provisions of Section 11(a) of the Securities Act and the rules and regulations of the Commission thereunder.

                              VIII.

      The Selling Stockholder agrees to pay or cause to be paid all taxes, if any, on the transfer and sale of the Shares being sold by the Selling Stockholder and the fees and expenses of counsel retained by the Selling Stockholder. The Company agrees to pay all costs and expenses incident to the performance of the obligations of the Selling Stockholder and the Company under this Agreement (except as set forth above), including, but not limited to, all expenses incident to (i) the preparation and filing of the Registration Statement (including all exhibits thereto) and the Prospectus and all amendments and supplements thereto, (ii) the preparation, issuance and delivery of the Shares, including any transfer taxes payable in connection with the transfer and sale of the Shares to the Underwriters, (iii) the fees and disbursements of the Company's counsel and accountants, (iv) the qualification of the Shares under state securities or Blue Sky laws in accordance with the provisions of paragraph (d) of Article VII hereof, including filing fees and the fees and disbursements of counsel for the Underwriters in connection therewith and in connection with the preparation of any Blue Sky or Legal Investment Memoranda, (v) the printing and delivery to the Underwriters, in quantities as hereinabove stated, of copies of the Registration Statement (including all exhibits thereto) and all amendments thereto and of each preliminary prospectus and the Prospectus and any amendments or supplements thereto, (vi) the printing and delivery to the Underwriters of copies of any Blue Sky or Legal Investment Memoranda, (vii) the filing fees and expenses, if any, incurred with respect to any filing with the National Association of Securities Dealers, Inc., made in connection with the offering of the Shares, (viii) any expenses incurred by the Company in connection with a "road show" presentation to potential investors,
(ix) the listing of the Common Stock on the Nasdaq National Market and (x) all document production charges and expenses of counsel to the Underwriters (but not including their fees for professional services) in connection with the preparation of this Agreement; provided, however, that the Selling Stockholder agrees to pay or cause to be paid its pro rata share (based on the percentage which the number of Shares sold by the Selling Stockholder bears to the total number of Shares sold) of all underwriting discounts and commissions.

                               IX.

       The Company and the Selling Stockholder, jointly and severally, agree to indemnify and hold harmless each Underwriter and each person, if any, who controls any Underwriter within the meaning of either Section 15 of the Securities Act or Section 20 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or is under common control with, or is controlled by, any Underwriter, from and against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any amendment thereof, any preliminary prospectus or the Prospectus (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages or liabilities are caused by any such untrue statement or omission or alleged untrue statement or omission based upon information relating to any Underwriter furnished to the Company in writing by such Underwriter through you expressly for use therein; provided, however, that the foregoing indemnity agreement with respect to any preliminary prospectus shall not inure to the benefit of any Underwriter from whom the person asserting such losses, claims, damages or liabilities purchased Shares, or any person controlling such Underwriter, if a copy of the Prospectus (as then amended or supplemented if the Company shall have furnished any amendments or supplements thereto) was not sent or given by or on behalf of such Underwriter to such person, if required by law so to have been delivered, at or prior to the written confirmation of the sale of the shares to such person, and if the Prospectus (as so amended or supplemented) would have cured the defect giving rise to such loss, claim, damage or liability. The liability of the Selling Stockholder under the indemnity agreement contained in this paragraph or for breach of its representations and warranties under
Article I and Article II hereof shall be limited to an amount equal to $60 million. Notwithstanding the foregoing, the Selling Stockholder shall not be required to make any payment required by the provisions of this paragraph unless the parties indemnified under this paragraph have demanded payment from the Company and the Company has refused to make such payment or failed to make such payment in full within 30 days from the date of such demand.

      Each Underwriter agrees, severally and not jointly, to indemnify and hold harmless the Company, the Selling Stockholder, the directors of the Company, the officers of the Company who sign the Registration Statement and each person, if any, who controls the Company or any Selling Stockholder within the meaning of either
Section 15 of the Securities Act or Section 20 of the Exchange Act from and against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any amendment thereof, any preliminary prospectus or the Prospectus (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only with reference to information relating to such Underwriter furnished to the Company in writing by such Underwriter through you expressly for use in the Registration Statement, any preliminary prospectus, the Prospectus or any amendments or supplements thereto.

       In case any proceeding (including any governmental investigation) shall be instituted involving any person in respect of which indemnity may be sought pursuant to any of the two preceding paragraphs, such person (the "Indemnified Party") shall promptly notify the person against whom such indemnity may be sought (the "Indemnifying Party") in writing and the Indemnifying Party, upon request of the Indemnified Party, shall retain counsel reasonably satisfactory to the Indemnified Party to represent the Indemnified Party and any others the Indemnifying Party may designate in such proceeding and shall pay the fees and disbursements of such counsel related to such proceeding. In any such proceeding, any Indemnified Party shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (i) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) the named parties to any such proceeding (including any impleaded parties) include both the Indemnifying Party and the Indemnified Party and representation  of  both  parties by  the  same  counsel  would  be inappropriate due to actual or potential differing interests between them. It is understood that the Indemnifying Party shall not, in respect of the legal expenses of any Indemnified Party in connection with any proceeding or related proceedings in the same jurisdiction, be liable for (a) the fees and expenses of more than one separate firm (in addition to any local counsel) for all Underwriters and all persons, if any, who control any Underwriter within the meaning of either Section 15 of the Securities Act or
Section 20 of the Exchange Act, (b) the fees and expenses of more than one separate firm (in addition to any local counsel) for the Company, its directors, its officers who sign the Registration Statement and each person, if any, who controls the Company within the meaning of either such Section and (c) the fees and expenses of more than one separate firm (in addition to any local counsel) for the Selling Stockholder and all persons, if any, who control the Selling Stockholder within the meaning of either such Section, and that all such fees and expenses shall be reimbursed as they are incurred. In the case of any such separate firm for the Underwriters and such control persons of Underwriters, such firm shall be designated in writing by Morgan Stanley & Co.
Incorporated. In the case of any such separate firm for the Company, and such directors, officers and control persons of the Company, such firm shall be designated in writing by the Company. In the case of any such separate firm for the Selling Stockholder and such controlling persons of Selling Stockholder, such firm shall be designated in writing by the Selling Stockholder. The Indemnifying Party shall not be liable for any settlement of any proceeding effected without its written consent, but if settled with such consent or if there be a final judgment for the plaintiff, the Indemnifying Party agrees to indemnify the Indemnified Party from and against any loss or liability by reason of such settlement or judgment. Notwithstanding the foregoing sentence, if at any time an Indemnified Party shall have requested an Indemnifying Party to reimburse the Indemnified Party for fees and expenses of counsel as contemplated by the second and third sentences of this paragraph, the Indemnifying Party agrees that it shall be liable for any settlement of any proceeding effected without its written consent if (i) such settlement is entered into more than 30 days after receipt by such Indemnifying Party of the aforesaid request and (ii) such Indemnifying Party shall not have reimbursed the Indemnified Party in accordance with such request prior to the date of such settlement. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any pending or threatened proceeding in respect of which any Indemnified Party is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, unless such settlement includes an unconditional release of such Indemnified Party from all liability on claims that are the subject matter of such proceeding.

      If the indemnification provided for in the first, second or third paragraph of this Article IX is unavailable to an Indemnified Party or insufficient in respect of any losses, claims, damages or liabilities referred to therein, then each Indemnifying Party under such paragraph, in lieu of indemnifying such Indemnified Party thereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the Indemnifying Party or parties on the one hand and the Indemnified Party or parties on the other hand from the offering of the Shares or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion  as  is  appropriate to reflect not  only  the  relative benefits referred to in clause (i) above but also the relative fault of the Indemnifying Party or parties on the one hand and of the Indemnified Party or parties on the other hand in connection with the statements or omissions that resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative benefits received by the Sellers on the one hand and the Underwriters on the other hand in connection with the offering of the Shares shall be deemed to be in the same respective proportions as the net proceeds from the offering of the Shares (before deducting expenses) received by each Seller and the total underwriting discounts and commissions received by the Underwriters, in each case as set forth in the table on the cover of the Prospectus, bear to the aggregate public offering price of the Shares. The relative fault of the Sellers on the one hand and the Underwriters on the other hand shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Sellers or by the Underwriters and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The Underwriters' respective obligations to contribute pursuant to this
Article IX are several in proportion to the respective number of Shares they have purchased hereunder, and not joint.

      The Sellers and the Underwriters agree that it would not be just or equitable if contribution pursuant to this Article IX were determined by pro rata allocation (even if the Underwriters were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an indemnified party as a result of the losses, claims, damages and liabilities referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Article IX, no Underwriter shall be required to contribute any amount in excess of the amount by which the total price at which the Shares underwritten by it and distributed to the public were offered to the public exceeds the amount of any damages that such Underwriter has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. The Selling Stockholder shall not be required to contribute any amount in excess of the amount by which $60 million exceeds the amount of any damages which the Selling Stockholder has otherwise been required to pay be reason of such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to in the immediately preceding paragraph and in no case shall the Selling Stockholder be required to contribute any amounts under this paragraph or the immediately preceding paragraph which in the aggregate when taken together with any amounts paid by the Selling Stockholder under the first paragraph of this Article IX exceeds $60 million. No person guilty of fraudulent misrepresentation (within the meaning of
Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The remedies provided for in this Article IX are not exclusive and shall not limit any rights or remedies which may otherwise be available to any indemnified party at law or in equity.

      The  indemnity and contribution provisions contained in  this
Article IX and the representations and warranties of the Company and the Selling Stockholder contained in this Agreement shall remain operative and in full force and effect regardless of (i) any termination of this Agreement, (ii) any investigation made by or on behalf of any Underwriter or any person controlling any Underwriter, the Selling Stockholder or any person controlling the Selling Stockholder, or the Company, its officers or directors or any person controlling the Company and (iii) acceptance of and payment for any of the Shares.

                                X.

      This Agreement shall be subject to termination, in your sole discretion, by notice given by you to the Company, if (a) after the execution and delivery of this Agreement and prior to the Closing Date (i) trading generally shall have been suspended or materially limited on or by, as the case may be, any of the New York Stock Exchange, the American Stock Exchange, the National Association of Securities Dealers, Inc., the Chicago Board of Options Exchange, the Chicago Mercantile Exchange or the Chicago Board of Trade,
(ii) trading of any securities of the Company shall have been suspended on any exchange or in any over-the-counter market,
(iii) a general moratorium on commercial banking activities in New York shall have been declared by either Federal or New York State authorities, or (iv) there shall have occurred any outbreak or escalation of hostilities or any change in financial markets or any calamity or crisis that, in your judgment, is material and adverse and (b) in the case of any of the events specified in clauses (a)(i) through (iv), such event singly or together with any other such event makes it, in your judgment, impracticable to market the Shares on the terms and in the manner contemplated in the Prospectus.

                               XI.

      This  Agreement  shall become effective  upon  the  later  of
(i)  execution  and  delivery hereof  by  the  parties  hereto  and
(ii) release of notification of the effectiveness of the Registration Statement by the Commission.

      If, on the Closing Date or the Option Closing Date, as the case may be, any one or more of the Underwriters shall fail or refuse to purchase Shares that it or they have agreed to purchase hereunder on such date, and the aggregate number of Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase is not more than one-tenth of the aggregate number of the Shares to be purchased on such date, the other Underwriters shall be obligated severally in the proportions that the number of Firm Shares set forth opposite their respective names in Schedule I bears to the aggregate number of Firm Shares set forth opposite the names of all such non-defaulting Underwriters, or in such other proportions as you may specify, to purchase the Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase on such date; provided, however, that in no event shall the number of Shares that any Underwriter has agreed to purchase pursuant to Article III be increased pursuant to this Article XI by an amount in excess of one-ninth of such number of Shares without the written consent of such Underwriter. If, on the Closing Date or the Option Closing Date, as the case may be, any Underwriter or Underwriters shall fail or refuse to purchase Shares and the aggregate number of Shares with respect to which such default occurs is more than one-tenth of the aggregate number of Shares to be purchased on such date, and arrangements satisfactory to you, the Company and the Selling Stockholder (or, in the case of the Option Closing Date, you and the Selling Stockholder) for the purchase of such Shares are not made within 36 hours after such default, this Agreement shall terminate without liability on the part of any non-defaulting Underwriter, the Company or the Selling Stockholder. In any such case either you or the relevant Sellers shall have the right to postpone the Closing Date or the Option Closing Date, as the case may be, but in no event for longer than seven days, in order that the required changes, if any, in the Registration Statement and in the Prospectus or in any other documents or arrangements may be effected. Any action taken under this paragraph shall not relieve any defaulting Underwriter from liability in respect of any default of such Underwriter under this Agreement.

      If this Agreement shall be terminated by the Underwriters, or any of them, because of any failure or refusal on the part of any Seller to comply with the terms or to fulfill any of the conditions of this Agreement, or if for any reason any Seller shall be unable to perform its obligations under this Agreement, the Sellers will reimburse the Underwriters or such Underwriters as have so terminated this Agreement with respect to themselves, severally, for all out-of-pocket expenses (including the fees and disbursements of their counsel) reasonably incurred by such Underwriters in connection with this Agreement or the offering contemplated hereunder.

     This Agreement may be signed in two or more counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

       This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.

                                Very truly yours,

                                INTEGRATED MEASUREMENT SYSTEMS,INC.


                               By:   /s/   Keith  L.   Barnes



                                CADENCE DESIGN SYSTEMS, INC.


                               By:  /s/  Douglas J. McCutcheon




Accepted, July 20, 1995
MORGAN STANLEY & CO. INCORPORATED
COWEN & COMPANY
SOUNDVIEW FINANCIAL GROUP, INC.

Acting severally on behalf of
  themselves and the several
  Underwriters named herein.

By: MORGAN STANLEY & CO. INCORPORATED


By:  /s/ William R. Salisbury

                                SCHEDULE I


    Underwriter                                  Number of Firm
                                                 Shares to be
                                                 Purchased


Morgan Stanley & Co. Incorporated                     533,334
Cowen & Company                                       533,333
SoundView Financial Group, Inc.                       533,333
Adams, Harkness & Hill, Inc.                           40,000
Black & Company, Inc.                                  40,000
Alex. Brown & Sons Incorporated                        80,000
Goldman, Sachs & Co.                                   80,000
Hambrecht & Quist LLC                                  80,000
Jensen Securites Co.                                   40,000
Kemper Securities, Inc.                                40,000
Laidlaw Equities, Inc.                                 40,000
Legg Mason Wood Walker, Incorporated                   40,000
Lehman Brothers Inc.                                   80,000
Needham & Company, Inc.                                80,000
Pacific Crest Securities                               40,000
Preferred Technology, Inc.                             40,000
Prudential Securities Incorporated                     80,000
Ragen MacKenzie Incorporated                           40,000
Raymond James & Associates, Inc.                       40,000
Smith Barney Inc.                                      80,000
Wessels, Arnold & Henderson, L.L.C.                    40,000

                   TOTAL                            2,600,000