Form 10-Q
period 1995-09-30
CADENCE DESIGN SYSTEMS INC
filed 1995-11-14
CIK 813672

                                    FORM 10-Q

                                 --------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

At November 3, 1995 there were 53,895,328 shares of the registrant's Common Stock, $0.01 par value outstanding.

                          CADENCE DESIGN SYSTEMS, INC.

                                      INDEX

                                                                                      PAGE NO.
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets:
                     September 30, 1995 and December 31, 1994                             3

                 Condensed Consolidated Statements of Income:
                     Three and Nine Months Ended September 30, 1995 and 1994              4

                 Condensed Consolidated Statements of Cash Flows:
                     Nine Months Ended September 30, 1995 and 1994                        5

                 Notes to Condensed Consolidated Financial
                     Statements                                                           6

Item 2.          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                        8


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                        12


Signatures                                                                               13

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                          CADENCE DESIGN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          September 30,        December 31,
                                                                              1995                 1994
                                                                          -------------         -----------
                                                                           (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                                                  $  109,569            $  75,011
Short-term investments                                                         15,638               21,865
Accounts receivable, net                                                       65,676               78,629
Inventories                                                                     7,596                5,137
Prepaid expenses and other current assets                                      14,983               11,293
                                                                            ---------            ---------

    Total current assets                                                      213,462              191,935
                                                                            ---------            ---------

Property, plant and equipment, net                                            119,587              122,064
Software development costs, net                                                26,252               27,832
Purchased software and intangibles, net                                         9,552               10,557
Other assets                                                                   11,398                8,660
                                                                            ---------            ---------
Total assets                                                                $ 380,251            $ 361,048
                                                                            =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term
    obligations                                                             $  25,034            $  26,412
Accounts payable                                                               13,181               12,522
Accrued liabilities                                                            58,879               56,359
Income taxes payable                                                           14,067                7,944
Deferred revenue                                                               82,032               61,205
                                                                            ---------            ---------

    Total current liabilities                                                 193,193              164,442
                                                                            ---------            ---------
Long-Term Liabilities:
Long-term obligations                                                           1,242                2,098
Lease liabilities                                                               6,572                9,040
Deferred income taxes                                                           6,838                  904
Minority interest                                                              11,982                  883
Other long-term liabilities                                                     9,256                7,618
                                                                            ---------            ---------

    Total long-term liabilities                                                35,890               20,543
                                                                            ---------            ---------

Stockholders' Equity:
Common stock                                                                      684                  666
Additional paid-in capital                                                    289,576              264,507
Treasury shares at cost (21,271,641 and
    14,529,951 shares, respectively)                                         (234,454)            (133,728)
Retained earnings                                                              93,632               43,377
Accumulated translation adjustment                                              1,730                1,241
                                                                            ---------            ---------

    Total stockholders' equity                                                151,168              176,063
                                                                            ---------            ---------

Total liabilities and stockholders' equity                                  $ 380,251            $ 361,048
                                                                            =========            =========


        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended                  Nine Months Ended
                                          -------------------------------     -------------------------------
                                          September 30,     September 30,     September 30,     September 30,
                                              1995              1994              1995              1994
                                          -------------     --------------    -------------     -------------
                                                    (Unaudited)                         (Unaudited)
REVENUE:
Product                                     $ 74,307          $ 60,481          $202,104          $173,521
Service                                       16,963             7,536            44,335            18,328
Maintenance                                   48,820            41,581           138,223           115,570
                                            --------          --------          --------          --------

      Total revenue                          140,090           109,598           384,662           307,419
                                            --------          --------          --------          --------

COSTS AND EXPENSES:
Cost of product                               11,646            12,793            34,163            39,736
Cost of service                               14,463             5,959            38,184            15,394
Cost of maintenance                            4,240             3,248            12,416            10,781
Marketing and sales                           45,519            40,566           130,351           119,008
Research and development                      21,695            19,954            65,210            57,441
General and administrative                     9,861             9,942            29,066            30,348
Unusual items                                      -             4,653                 -            14,707
                                            --------          --------          --------          --------

      Total costs and expenses               107,424            97,115           309,390           287,415
                                            --------          --------          --------          --------

INCOME FROM OPERATIONS                        32,666            12,483            75,272            20,004

Other income, net                             17,208               160            16,992               950
                                            --------          --------          --------          --------

Income before provision
    for income taxes                          49,874            12,643            92,264            20,954

Provision for income taxes                    13,965             3,160            25,834             5,238
                                            --------          --------          --------          --------

NET INCOME                                  $ 35,909          $  9,483          $ 66,430          $ 15,716
                                            ========          ========          ========          ========

NET INCOME PER SHARE                        $    .59          $    .15          $   1.07          $    .24
                                            ========          ========          ========          ========

Weighted average common and common
    equivalent shares outstanding             61,263            64,566            62,113            66,495
                                            ========          ========          ========          ========


        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                          ----------------------------------
                                                                          September 30,        September 30,
                                                                               1995                1994
                                                                          -------------        -------------
                                                                                      (Unaudited)
CASH AND CASH INVESTMENTS AT
    BEGINNING OF PERIOD                                                    $   75,011             $ 61,382
                                                                           ----------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 66,430               15,716
    Adjustments to reconcile net income to net cash
             provided by operating activities:
         Depreciation and amortization                                         35,286               32,655
         Gain on sale of stock of subsidiary                                  (18,872)                   -
         Minority interest expense                                              1,176                  408
         Lease liabilities                                                     (2,471)              (1,033)
         Deferred income taxes, noncurrent                                      5,443                    -
         Write-offs of equipment and purchased software
              and intangibles                                                   2,747                  807
         Increase (decrease) in other long-term liabilities                     1,611                 (548)
         Write-off of in-process research and development                           -                4,653
         Net changes in current assets and liabilities, net of business combinations accounted for as purchases:
           Decrease in accounts receivable                                     14,110               35,560
           Decrease (increase) in inventories                                  (2,459)                 340
           Decrease (increase) in prepaid expenses
             and other current assets                                          (3,492)               6,391
           Increase (decrease) in accrued liabilities and payables             19,356               (2,208)
           Increase in deferred revenue                                        16,078               12,121
                                                                           ----------             --------
                 Net cash provided by operating activities                    134,943              104,862
                                                                           ----------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of subsidiary stock                            29,920                    -
         Purchase of short-term investments                                   (33,069)             (47,337)
         Maturity of short-term investments                                    39,296               59,496
         Purchase of property and equipment                                   (18,585)             (10,516)
         Capitalization of software development costs                          (8,778)              (8,223)
         Increase in other assets and purchased
             software and intangibles                                          (8,065)              (1,411)
         Purchase of third-party interests in
             partnerships, net of cash acquired                                     -               (8,729)
         Cash advanced to Redwood prior to acquisition                              -               (1,855)
         Sale of put warrants                                                   1,057                8,051
         Purchase of call options                                              (1,057)              (8,051)
                                                                           ----------             --------
                 Net cash provided by (used for) investing activities            719               (18,575)
                                                                           ----------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on notes payable and long-term
             obligations                                                       (2,773)             (28,571)
         Sale of common stock                                                  21,568                8,031
         Purchase of treasury stock                                          (107,498)             (69,655)
         Purchase of warrant                                                  (17,188)                   -
                                                                           ----------             --------
                 Net cash used for financing activities                      (105,891)             (90,195)
                                                                           ----------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         4,787                 (423)
                                                                           ----------             --------
INCREASE (DECREASE) IN CASH AND CASH
         INVESTMENTS                                                           34,558               (4,331)
                                                                           ----------             --------
CASH AND CASH INVESTMENTS AT END OF PERIOD                                 $  109,569             $ 57,051
                                                                           ==========             ========


        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

3.       PURCHASE OF REDWOOD DESIGN AUTOMATION, INC.

In August 1994, the Company acquired all of the outstanding stock of Redwood Design Automation, Inc. ("Redwood") for approximately .6 million shares of the Company's common stock valued at $4.6 million. Prior to the acquisition of Redwood the Company made $1.8 million of net advances to Redwood which were not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic system design. The acquisition was accounted for as a purchase, and the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million was reflected as a one-time charge to operations in the third quarter of 1994, for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, such research had no probable alternative future use. The one-time charge was reflected in the Company's statement of income for the quarter ended September 30, 1994 as an unusual item within operating expenses. The remaining intangibles of $2.1 million are included in purchased software and intangibles in the accompanying balance sheet and are being amortized over a useful life of two years.

4.       NET INCOME PER SHARE

Net income per share for each period is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period (calculated using the modified treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share. Net income per share has been adjusted to retroactively reflect the three-for-two stock split discussed in Note 8 to the Notes to Condensed Consolidated Financial Statements.

5.       INVENTORIES

Inventories, which consist primarily of testing equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                               September 30,    December 31,
                                                   1995            1994
                                               -------------    ------------
                                                (Unaudited)

         Raw materials and supplies               $2,184          $ 1,268
         Work-in-process                           3,237            2,250
         Finished goods                            2,175            1,619
                                                  ------          -------
         Total                                    $7,596          $ 5,137
                                                  ======          =======

6.       PUT WARRANTS AND CALL OPTIONS

The Company has an authorized stock repurchase program. In total, as of September 30, 1995, the Company had authorized the repurchase of 34.1 million shares and approximately 24.6 million shares had been repurchased. The Company repurchases common stock, in part, to satisfy estimated requirements for shares to be issued under its employee stock option and stock purchase plans as well as in connection with acquisitions.

Throughout 1995 and 1994, as part of its authorized stock repurchase program, the Company sold 2.1 million and 7.5 million put warrants, respectively, through private placement. As of September 30, 1995 6.0 million of these warrants had expired out of the money. The remaining outstanding 3.6 million warrants entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $13.73 to $26.39 per share. Additionally, during 1995 and 1994, the Company purchased approximately 1.6 million and 5.6 million call options, respectively, that entitle the Company to buy on a specified date one share of common stock, at a specified price. As of September 30, 1995 the Company had repurchased 4.5 million common shares pursuant to the exercise of call options for $55.7 million. The remaining 2.7 million outstanding call options range in price from $15.23 to $26.71 per share. Subsequent to September 30, 1995 the Company sold an additional .5 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $32.99 to $33.03 per share and purchased .4 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price ranging from $33.33 to $33.37. The Company has the right to settle the put warrants with stock, or a cash or stock settlement equal to the difference between the exercise price and market value at the date of exercise. These put warrants and call options are exercisable on various dates between November 1995 and April 1996.

At September 30, 1995 the Company has both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount has been classified out of stockholders' equity in the accompanying balance sheet. Gains or losses from the exercise of these put warrants and call options are reported in stockholders' equity.

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

7.       INTEGRATED MEASUREMENT SYSTEMS, INC. INITIAL PUBLIC OFFERING

In July 1995, the Company's wholly-owned subsidiary, Integrated Measurement Systems, Inc. ("IMS") sold to the public approximately 3.0 million shares of common stock at $11 per share in a registered initial public offering. Of these shares, approximately .4 million were sold by IMS and approximately 2.6 million were sold by the Company as the sole selling stockholder of IMS. The sale generated net proceeds to the Company, after underwriting, discounts and commissions, of approximately $26.8 million and a pre-tax gain of approximately $18.9 million, which is reflected as other income in the accompanying statements of income for the quarter and nine months ended September 30, 1995. In addition, IMS received net proceeds of approximately $3.8 million. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to 55%. The minority interest liability related to IMS is recorded in minority interest in the accompanying September 30,1995 balance sheet.

8.       SUBSEQUENT EVENT

On October 5, 1995, the Company's Board of Directors declared a three-for-two stock split, payable October 30, 1995, in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders as of the record date, October 16, 1995. Par value remained at $0.01 per share. The stock split resulted in the issuance of approximately 18.3 million additional shares of common stock from authorized but unissued shares. The issuance of authorized but unissued shares resulted in the transfer of approximately $.2 million from additional paid in capital to common stock, representing the par value of the shares issued. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the third quarter ended September 30, 1995 was $140.1 million compared with $109.6 million for the same period of the prior year, an increase of 28%. For the nine months ended September 30, 1995, revenue was $384.7 million, an increase of 25% from revenue of $307.4 million recorded for the same period of 1994.

Product revenue increased $13.8 million from $60.5 million for the quarter ended September 30, 1994 to $74.3 million for the quarter ended September 30, 1995. For the nine month period ended September 30, 1995, product revenue was $202.1 million as compared to $173.5 million for the comparable period in 1994. The increase in product revenue was primarily the result of increased demand for the Company's top-down design (HDL), IC and automated test engineering (ATE) products.

Service revenue increased to $17.0 million for the third quarter ended September 30, 1995 from $7.5 million for the third quarter ended September 30, 1994, an increase of $9.4 million, or 125%. For the nine month period ended September 30, 1995, service revenue was $44.3 million as compared to $18.3 million for the comparable period in 1994. The increase in service revenue was the result of increased demand for the Company's Spectrum Services consulting business relating principally to one outsourcing contract with Unisys Corporation ("Unisys") signed in the first quarter of 1995.

Maintenance revenue was $48.8 million for the quarter ended September 30, 1995, an increase of $7.2 million, or 17%, from the amount reported for the quarter ended September 30, 1994. For the nine month period ended September 30, 1995, maintenance revenue was $138.2 million as compared to $115.6 million for the comparable period in 1994. The increase in maintenance revenue was attributable to an increase in the Company's installed base of products as well as the Company's continued effort toward obtaining customer renewals of maintenance.

Revenue from international sources was approximately $68.3 million and $59.3 million, 49% and 54% of total revenue for the three months ended September 30, 1995 and September 30, 1994, respectively. For the nine month period ended September 30, 1995, revenue from international sources was $193.3 million, representing 50% of total revenue as compared to $163.6 million, representing 53% of total revenue for the comparable period in 1994. Sales volume increased primarily in Europe for the quarter ended September 30, 1995 as compared to the same period in the prior year and increased primarily in Japan and Europe for the nine months ended September 30, 1995 as compared to the same period in 1994. Although international sales volume increased for the quarter and nine months ended September 30, 1995, the percentage of total sales related to international sources decreased due to increased sales volume in North America as a percentage of total revenues. In addition, $2.7 million and $11.6 million of the increase in international source revenue for the three and nine month periods ended September 30, 1995, respectively, was due to the favorable impact on revenue of foreign exchange rates as the result of the strengthening of certain foreign currencies in relation to the U.S. dollar as compared to the same periods in the prior year. It is anticipated that international revenue will continue to constitute a significant portion of total revenue.

International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights.

Cost of product was $11.6 million and $12.8 million for the three months ended September 30, 1995 and September 30, 1994, respectively. The decrease was due to lower royalty expense and other operating cost reductions. For the nine month period ended September 30, 1995, cost of product was $34.2 million as compared to $39.7 million for the comparable period in 1994. The decrease in cost of product was partially the result of a $.8 million decrease in the amortization of purchased software and capitalized software development costs and a $1.3 million decrease in product royalties expense.

Cost of service increased from $6.0 million for the quarter ended September 30, 1994 to $14.5 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1995, cost of service was $38.2 million as compared to $15.4 million for the comparable period ended September 30, 1994. These increases were due to the addition of Unisys personnel retained as part of the outsourcing agreement signed in the first quarter of 1995 as discussed below. In addition, the increases were due to additional employee related costs attributable to increased headcount required to meet the higher demand for the Spectrum Services consulting business.

Cost of maintenance was $4.2 million and $3.2 million for the quarters ended September 30, 1995 and September 30, 1994, respectively. For the nine month period ended September 30, 1995, cost of maintenance was $12.4 million as compared to $10.8 million for the comparable period in 1994.

Product gross margin increased from 79% and 77% in the three and nine month periods ended September 30, 1994, respectively, to 84% and 83% for the same periods ended September 30, 1995. As more fully described above, the improvement in gross margin was the result of increased product revenue combined with lower product costs in 1995 as compared to 1994.

Service gross margin decreased from 21% for the quarter ended September 30, 1994 to 15% for the quarter ended September 30, 1995 due to additional costs in 1995 as discussed above. For the nine month periods ended September 30, 1994 and September 30, 1995, service gross margin decreased from 16% to 14%. In March 1995 the Company signed a five year $75 million outsourcing agreement with Unisys to assume substantial portions of Unisys' internal silicon design operation. As part of this agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and service resources acquired by Cadence are also intended to be used to support other customers' design needs. Until these newly acquired design and service resources are more fully utilized through additional revenue contracts or until further operating efficiencies are obtained, service gross margins are expected to be adversely affected.

Maintenance gross margin was 91% for the three and nine month periods ended September 30, 1995 as compared to 92% and 91% for the three and nine month periods ended September 30, 1994, respectively.

Marketing and sales expenses increased to $45.5 million for the quarter ended September 30, 1995 compared to $40.6 million for the same period in 1994, an increase of 12%. For the nine months ended September 30, 1995, marketing and sales expenses were $130.4 million as compared to $119.0 million for the same period in the prior year. The increase in marketing and sales expenses was the result of an increase in employee related expenses, of which approximately $1.0 million and $4.7 million was attributable to the effect of the strengthening of certain foreign currencies in relation to the U.S. dollar for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in the prior year. The remaining increase in employee related expenses was due to an increase in compensation expenses that vary with bookings. The increase for the nine months ended September 30, 1995 was partially offset by lower facilities costs.

Research and development expenses for the quarter ended September 30, 1995 were $21.7 million as compared to $20.0 million for the same period of the prior year, an increase of 9%. Capitalization of software development costs for the quarters ended September 30, 1995 and September 30, 1994 were $2.9 million and $2.1 million, which represented 12% and 10% of total research and development expenditures made in each of those periods, respectively. For the nine months ended September 30, 1995, research and development expenses were $65.2 million compared to $57.4 million for the same period in 1994, after capitalization of $8.8 million and $8.2 million, which represented 12% and 13% of total research and development expenditures made in those periods, respectively. The amount of software development costs capitalized in any given period may vary depending on the exact nature of the development performed. Gross research and development expenditures before capitalization increased from $22.1 million for the three months ended September 30, 1994 to $24.6 million for the same period in the current year and increased to $74.0 million for the nine months ended September 30, 1995 from $65.7 million for the same period in the prior year. The increase in 1995 was due to increased employee related expenses primarily resulting from increased headcount. These increased costs were partially offset by lower facilities related costs.

General and administrative expenses were $9.9 million for each of the quarters ended September 30, 1995 and 1994. For the nine months ended September 30, 1995, general and administrative expenses were $29.1 million as compared to $30.3 million for the same period in the prior year. The decrease for the nine months ended September 30, 1995, as compared to the prior year, was primarily the result of decreased bad debt expense of $.7 million and legal fees of $.6 million due to the settlement of the stockholder class action lawsuits at the end of the first quarter of 1994.

In 1994 the Company recorded a provision of $10.0 million for settlement costs and legal fees related to two stockholder class action lawsuits filed against the Company and certain of its officers and directors in 1991 and 1993. The $10.0 million provision was recorded as an unusual item within operating expenses in the accompanying statement of income.

Net other income for the quarter ended September 30, 1995 was $17.2 million of income compared with $.2 million of income for the same period in 1994. For the nine months ended September 30, 1995, net other income was $17.0 million as compared to $1.0 million of income for the same period in 1994. The increase in net other income for the three month and nine month periods ended September 30, 1995 was primarily the result of an $18.9 million pre-tax gain from the sale of shares of common stock of the Company's subsidiary, Integrated Measurement Systems, Inc. in a registered initial public offering and a $.7 million and $1.0 million increase, respectively, in interest income. These increases were offset by a $1.5 million write-off of fixed assets recorded in the third quarter of 1995 and a $.5 million and $1.4 million increase for the quarter and nine months ended September 30, 1995, respectively, in interest expense related to a secured loan assumed as part of a 1994 purchase of corporate facilities.

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

The Company competes in the highly competitive EDA market which continues to be characterized by aggressive pricing practices, rapid technological change and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost- competitive EDA software products and services, and to bring them to market in a timely manner.

Another important part of the Company's strategy is to help its customers through an increased offering of services. While the Company has provided services to its customers for a number of years, there are a number of risks the Company must successfully address in order to develop this portion of its business. These risks include the ability to successfully recruit, train and retain a skilled consulting force and the ability to profitably deliver consulting services that meet customer expectations. Growth of the service business is constrained by the Company's ability to hire and train its consulting force to keep pace with demand. The Company's profitability could be adversely affected if it is unable to develop its consulting services business as expected.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995 the Company's cash and cash investments and short-term investments increased $28.3 million from $96.9 million to $125.2 million. This increase was primarily due to net cash provided by operating activities exceeding net cash used for investing (excluding purchases and maturities of short-term investments) and financing activities. Cash generated by operating activities included an increase in accrued liabilities of $19.4 million, a $16.1 million increase in deferred revenue attributable to increased deferred maintenance due to a larger customer base and continued focus on customer renewals and an increase in certain deferred product revenue deferred in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition"; and a decrease of $14.1 million in accounts receivable due to increased collections and improved days sales outstanding. Cash used for investing activities included $18.6 million for purchases of equipment, $8.8 million for software development costs and $8.1 million for other assets and purchased software. These uses of cash were offset by the net proceeds of $29.9 million received from the sale of stock of Integrated Measurement Systems, Inc., a previously wholly-owned subsidiary, in an initial public offering. Cash used for financing activities included approximately $107.5 million of treasury stock purchases and the purchase of a warrant related to 1.2 million shares of the Company's common stock for $17.2 million. These costs were offset by $21.6 million of cash generated by the sale of common stock through the exercise of stock options.

The Company had positive working capital at September 30, 1995 of $20.3 million compared to $27.5 million at December 31, 1994. The decrease was primarily the result of an increase of $20.8 million in deferred revenue and a decrease of $13.0 million in accounts receivable, offset by an increase in cash, cash investments and short-term investments of $28.3 million.

The Company has an authorized stock repurchase program. Prior to 1993, the Company had authorized the repurchase of up to 4.2 million shares of common stock in the open market. In 1993 and 1994, the Company authorized the repurchase of an additional 6.0 million and 20.1 million shares, respectively, of common stock from time to time. In addition, in August 1995, the Company authorized the repurchase of an additional 3.8 million shares of common stock. In total, as of September 30, 1995, approximately 24.6 million shares had been repurchased. Some repurchases are necessary to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. During 1995 and 1994, as part of its authorized stock repurchase program, the Company sold 2.1 million and 7.5 million put warrants, respectively, and purchased 1.6 million and 5.6 million call options, respectively, through private placement. As of September 30, 1995, 6.0 million put warrants had expired out of the money and the Company had repurchased approximately 4.5 million shares of common stock pursuant to the exercise of call options for approximately $55.7 million. The Company had a maximum potential obligation related to the put warrants at September 30, 1995, to buy back 3.6 million shares of its common stock at an aggregate price of approximately $73.5 million. The put warrants are exercisable on various dates between November 1995 and March 1996. Subsequent to September 30, 1995, the Company sold .5 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $32.99 to $33.03 per share and purchased .4 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price ranging from $33.33 to $33.37. Alternatively, the Company can elect to settle the put warrants with stock which could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options.

At September 30, 1995, the Company had $125.2 million in cash and cash investments and short-term investments. The Company's $10.0 million bank line of credit expired in June 1995. The Company is currently in negotiations with various lenders regarding a potential line of credit, but there can be no assurance that mutually acceptable terms can be reached and that the Company will have a bank line of credit available in the short-term.

Anticipated cash requirements for fiscal 1995 include the purchase of treasury stock through the exercise of the Company's call options and in the open market. The Company has the right to purchase 3.1 million shares through the exercise of call options in the fourth quarter of 1995 and the first half of 1996 at a cost of approximately $69.4 million. In November 1995, the Company paid off a $23.3 million secured loan assumed as part of a 1994 purchase of corporate facilities. The Company is currently in negotiation with various lenders regarding a potential $20 million secured loan, but there can be no assurance that mutually acceptable terms can be reached. Other cash requirements for the remainder of fiscal 1995 include contemplated additions of capital equipment of approximately $5 million.

The Company anticipates that current cash and short-term investment balances, cash flows from operations, and potential short and long-term borrowing capabilities will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis. To the extent the Company does not utilize bank lines of credit or borrowings to fund its operations on a short-term basis, the Company may continue to reduce its current cash and may experience future working capital deficits on a short-term basis.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         The following exhibits are filed herewith:

EXHIBIT
NUMBER                  EXHIBIT TITLE
------                  -------------

27.1          Financial data schedule for the period ended September 30, 1995.


(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CADENCE DESIGN SYSTEMS, INC.
                                        (REGISTRANT)

DATE:    November 13, 1995          By     /s/ Joseph B. Costello
         -----------------                 -------------------------------------
                                           JOSEPH B. COSTELLO
                                           President and Chief Executive Officer

DATE:    November 13, 1995          By:    /s/   H. Raymond Bingham
         -----------------                 -------------------------------------
                                           H. RAYMOND BINGHAM
                                           Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

Ex. 27.1  FINANCIAL DATA SCHEDULE