Form 10-K
period 1995-12-30
CADENCE DESIGN SYSTEMS INC
filed 1996-03-28
CIK 813672

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December  30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -------------------------------------------------

                         Commission file number 1-10606

                          CADENCE DESIGN SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      77-0148231
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

555 River Oaks Parkway, San Jose, California                             95134
--------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (408) 943-1234
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Names of each exchange on which registered
-------------------                   ------------------------------------------

Common Stock $.01 par value per share New York Stock Exchange
------------------------------------- ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X            No
   ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held on March 8, 1996 by non-affiliates of the registrant:

                                 $1,824,348,281

Number of shares of common stock outstanding at March 8, 1996:  51,866,484

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on May 3, 1996 are incorporated by reference into Part III hereof.

                          CADENCE DESIGN SYSTEMS, INC.

                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I.                                                                                             PAGE
                                                                                                    ----
Item 1.            Business                                                                           1

Item 2.            Properties                                                                         8

Item 3.            Legal Proceedings                                                                  9

Item 4.            Submission of Matters to a Vote of Security Holders                                9

Item 4 A.          Executive  Officers of the Registrant                                              9

PART II.

Item 5.            Market for the Registrant's Common Equity and Related Stockholder
                     Matters                                                                         11

Item 6.            Selected Financial Data                                                           11

Item 7.            Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                   12

Item 8.            Financial Statements and Supplementary Data                                       19

Item 9.            Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                            20

PART III.

Item 10.           Directors and Executive Officers of the Registrant                                20

Item 11.           Executive Compensation                                                            20

Item 12.           Security Ownership of Certain Beneficial Owners and Management                    20

Item 13.           Certain Relationships and Related Transactions                                    20

PART IV.

Item 14.           Exhibits, Financial Statements, Schedules and Reports on Form 8-K                 21

Signatures                                                                                           45

PART I.

ITEM 1.   BUSINESS

         Cadence Design Systems, Inc. ("Cadence" or the "Company") develops, markets and supports electronic design automation software tools that automate, enhance and accelerate the design and verification of integrated circuits ("ICs") and electronic systems. The Company combines its technology with services to help optimize its customers' product development processes. This combination of products and services, generally referred to as EDA, is used by companies throughout the world to design semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile/wireless devices, automotive components, consumer products and other advanced electronics.

         Cadence was formed as a result of the merger of SDA Systems, Inc. ("SDA") into ECAD, Inc. ("ECAD") in May 1988. In addition to certain smaller acquisitions from 1989 through 1994, in December 1991, Cadence merged with Valid Logic Systems Incorporated ("Valid"), a company that developed and supported EDA software used to design electronic systems, printed circuit boards ("PCBs") and applications for electronic product designs involving advanced packaging technology such as hybrids and multi-chip modules ("MCMs"). In February 1989, Valid had acquired Integrated Measurement Systems, Inc. ("IMS"), a company that manufactures and markets verification systems used in testing prototype application specific integrated circuits ("ASICs"). During 1995, Cadence and IMS sold to the public approximately 3.0 million shares of common stock, of which approximately 2.6 million shares were sold by the Company as the sole selling stockholder of IMS. As Cadence remains the majority stockholder with an ownership percentage of approximately 55%, the consolidated financial statements of the Company for all periods presented include the accounts of IMS after elimination of intercompany accounts and transactions and minority interest adjustments. As part of its overall investment strategy, the Company has committed to participate in a venture capital partnership, Telos Venture Partners (the "Partnership"), as a limited partner. The Partnership's purpose is to make venture capital investments in start-up and growth oriented businesses, with some emphasis on businesses in the semiconductor and software industries. The Company's total investment of $25.0 million will be made over the next three to four years.

         EDA tools are used primarily by electronic designers to develop electronic circuits and systems. Cadence's sophisticated tools are used to analyze, simulate, implement and verify electronic designs. By using these tools to automate significant parts of the design process, electronic engineers can focus their time on developing the intellectual content of the integrated circuit or electronic system, which is at the heart of a company's competitiveness. In addition, powerful design automation software tools let design architects and engineers build abstract models of chips, simulate their behavior, and analyze their physical attributes for acceptable performance. EDA also ensures that the product design can be manufactured and can work as intended. The result is significant productivity and accuracy improvements over earlier generation approaches to design, enabling customers to develop increasingly complex, high-quality electronic products with accelerated time-to-market schedules.

         As the process of designing advanced silicon and systems has grown increasingly complicated, even with the most sophisticated EDA tools, product developers' resources have become strained in their ability to meet demanding market requirements. In response to this challenge, Cadence has developed a unique approach which combines the industry's most comprehensive line of software tools with an expert team of experienced support, design and process service professionals. This approach not only gives customers access to leading-edge design technology, but also improves the overall productivity of their design process. The Company's services range from advanced tools training to methodology assessment to joint design work with customers and to complete outsourcing of its customers' design work. As an example, in March 1995, the Company signed a $75 million agreement with Unisys Corporation to assume a substantial portion of Unisys' internal silicon design operations. This comprehensive approach to working with customers has been widely accepted in the marketplace, as evidenced by a 132% increase in the Company's service revenue in 1995 as compared to 1994.

         The third component of Cadence's business model is customer support, which the Company believes is a key factor in successfully marketing EDA products and generating repeat orders. A majority of Cadence's customers have purchased one-year renewable maintenance contracts. These product maintenance contracts entitle the customers to product updates, documentation and ongoing support. The backbone of global customer support is the customer response center program. These centers give Cadence customers worldwide access to solution and product experts. A dedicated team of application engineers is available to address customer application issues as well as to provide links between customers and Cadence's product developers.

THE ELECTRONIC PRODUCT DEVELOPMENT CYCLE

         EDA tools assist with the two major functions of the electronic product development cycle: electrical design, often referred to as CAE, and physical design, often referred to as computer aided design ("CAD").

         The electrical design process, or CAE, involves describing the behavioral, functional and structural attributes of an IC or electronic system. This process involves creating a design description, simulating the design to assure it is void of electrical defects and refining the description to meet predetermined design specifications. The first step in the CAE process is creation of the design description (often called design entry, design capture or schematic capture). To handle the complexity of large designs, design entry often consists of several levels of design abstraction using a variety of design capture techniques. The most common techniques are the use of block diagrams, equations or special design description languages referred to as Hardware Description Language ("HDL").

         For digital designs, the most common HDLs are Verilog(R) HDL, a language originally developed by Cadence that is now in the public domain and an Institute of Electronic and Electrical Engineers ("IEEE") standard, and VHSIC HDL(TM) ("VHDL"), a language that is also an IEEE standard and backed by the U.S. Department of Defense. Verilog(R) and VHDL are both supported by Cadence as well as many other EDA vendors. Similar standard HDLs are emerging for analog design. Cadence introduced an analog extension to Verilog(R) called AHDL in 1994 and is seeking to make it an industry standard.

         Before an IC or PCB can be manufactured, high level design descriptions must be detailed into a lower level of abstraction referred to as structural design. This process can be done manually or automated using a process called logic synthesis. In structural design, the engineer specifically defines components, their interconnections and associated physical properties. This description can be in a form of a text file produced by logic synthesis or a structural diagram called a schematic. In structural design, critical design time is saved by pulling components from an electronic library and including them in the design, rather than recreating every symbol and all data for each design. A database containing the design's electrical characteristics, interconnections and specific design rules, is automatically created and used as the foundation for subsequent design steps.

         Simulation is used throughout the CAE process to catch costly design errors before the design is manufactured. In addition, simulation enables engineers to quickly explore various design alternatives. It can be performed at different levels of design abstraction and with mixed levels of abstraction. This enables a designer to verify the conceptual, structural and performance aspects of the design. A key element in the simulation process is the use of component libraries containing software models of commonly used parts. These are either developed and supplied by Cadence, the designer, application specific integrated circuit ("ASIC") vendors or independent modeling companies, that have certified their libraries for use with Cadence's simulation products.

         When the design is determined to be functionally correct, the designer generates a netlist. A netlist is a non-graphical description, in list form, of all design components and interconnections. The netlist is the link between the CAE design environment and the CAD process.

CAE PRODUCTS

         Cadence is a mainstay in the CAE market primarily based on its strong market presence in logic simulation. Cadence's Verilog(R) HDL logic simulator, Verilog XL(TM), is used by numerous ASIC vendors and supports over 185 ASIC libraries. Cadence also has established a significant position in the VHDL design market with its Leapfrog(TM) VHDL simulator due to its strong performance and robust design environment.

         Cadence was the pioneer in offering a solution for companies that choose to utilize a mixed language (both Verilog(R) HDL and VHDL(R)) design approach with its 1994 introduction of Model Import. This product, sold as an adjunct to either Verilog XL(TM) or Leapfrog(TM), enables designers to import a textual description block of Verilog(R) or VHDL(R) into their native design environment. In 1995, Cadence introduced a next generation mixed language solution based on a unique simulation architecture called INCA(TM). The INCA(TM) architecture utilizes a state of the art simulation technique called native compiled code generation which delivers the fastest throughput of any conventional software approach.

         Cadence also offers a comprehensive suite of tools for logic synthesis. The Synergy(TM) product line provides designers the ability to easily target their design for implementation into an ASIC, Field Programmable Gate Array ("FPGA") or Programmable Logic Device ("PLD") design. Synergy(TM) enables designers to make critical tradeoffs between area, power and performance to optimize their design based on specific design requirements. In addition, Synergy(TM) offers advanced design-for-test capability with built in test synthesis support. The combination of Cadence's simulation and synthesis capabilities provide designers with a core design environment that supports the most broadly used top-down design methodology in the industry today.

         With the advent of deep sub-micron technology, companies need to adopt new methodologies and will require innovative design automation tools to enable the successful completion of complex designs. The key to successfully designing chips implemented in 0.5m technology and below is utilizing knowledge of the physical design process in the logic design space. With its current industry position in IC place and route, Cadence is strongly positioned to develop and deliver next generation logic design tools that will provide designers with these mandatory capabilities. During 1994, Cadence introduced Silicon Synthesis(TM) which provides the ability to optimize logic based on actual physical implementation. This approach enables designers to avoid costly design iterations caused by lack of timing consistency between a logic description and final implementation. In 1995, the Company introduced SiliconQuest(TM), an advanced high level chip planning environment that allows engineers to accurately predict physical effects that are used to provide guidelines for logic optimization. In addition, SiliconQuest(TM) provides a foundation for the methodology shift required to combat deep sub-micron design issues.

IC DESIGN PRODUCTS

         Cadence has long been a leader in the IC CAD market with high performance technology in the custom layout, automatic place and route and verification areas. These technologies are tightly integrated with the Company's suite of CAE tools to offer one of the industry's most comprehensive front-to-back design solutions.

         The Company's custom layout portfolio is anchored by the Virtuoso(TM) product family. This suite consists of tools for basic layout editing, design compaction, layout synthesis and device-level editing. In 1995, the Company introduced Virtuoso(TM) FastChip, which provides the ability to rapidly create cells and blocks for applications including random logic, standard cell blocks and library elements. By automating a significant portion of the layout process, FastChip enables designers to significantly reduce overall design time. In addition, it allows them to perform extensive "what-if" analysis with design variables like placement and aspect ratios that have significant bearing on performance.

         Cadence's Ensemble(TM) product family provides advanced place and route ("P&R") solutions for gate, cell, block and mixed designs. A significant number of major ASIC vendors use Gate Ensemble(TM) as their internal P&R engine. Cadence offers two products for cell based routing, Cell Ensemble(TM) and Cell3(TM). Built on a channel-based routing architecture, Cell Ensemble(TM) is finely tuned for two layer metal designs. For three layer metal and above, Cell3(TM) is a widely-used solution. Cell3's(TM) innovative area-based architecture is based on the industry's most advanced routing algorithms. For block-based routing, the Company offers Block Ensemble(TM). Cadence's early-1996 introduction of Silicon Ensemble(TM) unveiled a fourth generation P&R system to tackle today's increasingly challenging design problems. Based on Cadence proprietary area-based architecture, Silicon Ensemble(TM) provides a comprehensive solution for routing up designs that consist of a mix of cell and gate-based approaches. In addition, Silicon Ensemble(TM) includes several specialized routing engines to deal with specific design challenges like datapath, complex clock trees, crosstalk and low power. The product family is rounded out with one of the industry's fastest placement systems, QPlace(TM). Based on innovative quadratic algorithms, QPlace(TM) has been rapidly accepted throughout the ASIC community.

         Cadence has long been an industry leader in physical verification based on the overwhelming market adoption of the Company's Dracula(R) product family. Physical verification provides the final check before products are released to manufacturing. Thus, accuracy in the verification process is essential to avoiding costly production runs of faulty parts. Dracula(R) has been the industry's benchmark for accuracy which has been the key to its success. For interactive verification, the Company's Diva(R) product line has also enjoyed significant market success. In 1995, Cadence introduced Vampire(TM) as a solution to next-generation verification design requirements. Vampire(TM) provides advanced hierarchical design capability necessary to successfully verify today's largest chips.

SYSTEM DESIGN PRODUCTS

         The Allegro(TM) product family is the foundation of Cadence's PCB design. The Allegro(TM) line offers complete solutions for layout of standard PCB, hybrid, MCM and advanced component packaging. Products which compliment the Allegro(TM) line (DF/Signoise(TM) for signal integrity, DF/Thermax(TM) for thermal, DF/Viable(TM) for reliability and DF/EMControl(TM) for electromagnetic compliance) round out a suite of analysis tools for detecting potential manufacturing problems. In 1995, the Company introduced BoardQuest(TM), a breakthrough approach to system design planning. BoardQuest(TM) is specifically tailored for the needs of high-speed designers, offering an advanced system to accurately predict thermal, interconnect and electromagnetic effects early in the design process.

         For analog designers, Cadence offers integrated solutions for analog, mixed signal and microwave IC and system design. The Analog Artist(TM) series provides a comprehensive set of simulation, layout and verification tools for chip design. This product family features the Spectre(TM) high-speed circuit simulation family of products. In 1994, Cadence introduced Spectre(TM)HDL, the industry's first analog behavioral simulation system for analog and mixed-signal applications. In 1995, the Company further expanded the product offering with the introduction of Spectre(TM)RF, simulation technology utilized specifically for the design of radio frequency applications. For analog system and board level design, Cadence's Analog Workbench(TM) offers tools from top-down design through board design. A key to the success of Analog Workbench(TM) has been the extensive analog model libraries and advanced statistical analysis tools available with the design environment.

ELECTRONIC SYSTEMS DESIGN AUTOMATION ("ESDA") PRODUCTS

         Cadence's Alta Group has developed an entirely new class of software for top-down design known as Electronic Systems Design Automation ("ESDA"). ESDA accelerates and enhances the early phases of system development. The Alta Group, led by its Signal Processing Workbench ("SPW")(R) tool set is able to provide customers with a higher level of design automation for a number of application areas including wireless communications, networking and multi-media.

         ESDA is seen as a natural evolution of EDA that enables customers to include product concept in the design environment. Alta's focus is on Virtual Product Design, a new approach that starts with the creation of a product prototype in software, what is called virtual prototype. Virtual prototyping allows the designer to focus on what is needed for the product to be successful as opposed to how the design is implemented.

         Alta's product offerings include a large applications library of design blocks, a complete technology base and a visualization and analysis environment. Once the design is conceptualized, Alta's products provide links to implementation which include multiple capabilities that allow the design to be passed downstream to ASIC and IC engineers.

CADENCE SPECTRUM SERVICES

         Cadence offers many levels of design development and support to its customers, ranging from assistance with specific designs to a complete re-engineering of the product development process, and possibly a complete outsourcing of a particular design operation. Cadence works with the customer's executive management and engineering team to assess a customer's design goals and objectives and translate those goals into design solutions. Cadence's technical and business service professionals, with extensive design experience, have the flexibility and expertise to manage the design process at any stage, and they work with customers to find the solution that will help them achieve market success.

         Cadence's services offerings include, in part, product design, library design, design process and software services. Cadence offers product design services to facilitate complex IC design targeted to on-time completion with unsurpassed reliability. The Company offers on-site design assistance and full service chip designs. Library design services assist in the optimization of libraries for performance, density, quality, reliability and testability and the targeting of existing libraries to multiple foundry sources and product applications. Cadence also offers design process services to assist its customers management and engineering teams to optimize their internal design process by providing a product development environment blueprint and implementation management.

         In addition, Cadence offers application and education services that facilitate the implementation and assimilation of Cadence tools and technology, aimed at maximizing customers' productivity with Cadence's software applications.

MARKETING AND SALES

         As of March 1, 1996, Cadence had 869 employees engaged in field sales and sales support, representing approximately 29% of its total work force. In North America, Cadence uses a direct sales force consisting of sales people and applications engineers to license its products. Cadence's sales force presents Cadence and its products for licensing to prospective customers, while applications engineers provide technical pre-sales as well as post-sales support. Due to the complexity of EDA products, the selling cycle is generally long, with three to six months being typical. Activities during this sales cycle typically consist of a technical presentation, a product demonstration, a design benchmark and often, an on-site customer evaluation of Cadence software.

         In Europe and Asia, Cadence markets and supports its products primarily through 15 majority-owned subsidiaries. Cadence also serves its international customers through distributors in various countries throughout Europe and Asia/Pacific. Cadence licenses its IC products in Japan primarily though a distributor, Innotech Corporation ("Innotech"). In 1995, 1994 and 1993, Innotech accounted for 15%, 10% and 13% of total revenue, respectively. Cadence's systems products are marketed in Japan through a majority-owned subsidiary.

         Revenue from international sources was $271.8 million, $221.5 million and $183.6 million, or approximately 50%, 52% and 50% of total revenue for 1995, 1994 and 1993, respectively. (See Notes to Consolidated Financial Statements for a summary of operations by geographic area.) Prices for international customers are quoted from an international price list. The list is maintained in U.S. dollars but reflects the higher cost of doing business outside the United States. International customers are invoiced in U.S. dollars using current exchange rates or the local currency.

         The Company enters into foreign currency forward contracts to hedge the impact of foreign currency fluctuations. Though the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's results of operations.

         Cadence is required to have United States Department of Commerce export licenses for shipment of its products outside the United States. Although to date Cadence has not encountered any material difficulty in obtaining these licenses, any difficulty in obtaining necessary export licenses in the future could have an adverse effect on revenue.

PRODUCT DEVELOPMENT AND ENGINEERING

         For the years 1995, 1994 and 1993, respectively, Cadence's investment in research and development was $100.4 million, $88.2 million and $89.7 million prior to capitalizing $11.8 million, $10.8 million and $15.2 million of software development costs. Cadence began capitalizing certain of its software development costs in 1986 in accordance with Statement of Financial Accounting Standards No. 86. See Notes to Consolidated Financial Statements for a more complete description of Cadence's capitalization of certain software development costs.

         Cadence is currently developing technology that it will introduce to the EDA market in 1996 and beyond. Among the primary areas that Cadence is addressing are the design of silicon devices in the deep sub-micron range, high-speed board design, architectural-level design and high-performance logic verification technology.

         Customer Partnerships

         Cadence has established close working relationships with a number of semiconductor manufacturers and electronic system companies based on a business partnership model that has become a central business model for the Company. To ensure that research and development activities are properly prioritized and also that finished products meet customers' needs, major new product developments often times begin after collaboration with a Cadence customer/partner.

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

         University Programs

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

         Next-Generation Technological Development

         Cadence's advanced research and development group, Cadence Berkeley Laboratories, is committed to new technological development. This group is chartered with identifying and developing prototype technologies in emerging design areas which will offer substantially improved alternatives to current EDA solutions. Cadence Berkeley Laboratories is Cadence's commitment that it is continuing to develop leading-edge technology.

COMPETITION

         The Company faces intense competition in the EDA product market, which continues to be characterized by aggressive pricing practices and new market entrants. The Company competes with other companies, including Mentor Graphics Corp., Synopsys, Inc., Viewlogic Systems, Inc. and Zuken-Redac that sell one or more competing products and with potential customers' internal EDA software development groups. Some of the Company's competitors may have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully.

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

         The Company has in the past discounted EDA product prices where deemed necessary for competitive reasons or in connection with volume purchase agreements with major customers. In the past, discounts of up to 60% of the list prices of the EDA products have been given. Although the Company is striving to reduce discounts, it recognizes that it may be required to discount EDA product prices under similar circumstances in the future.

         Cadence cooperates with other design automation vendors to deliver full-scope technology to its customers. Through Cadence's Connections Program, customers can more easily integrate Cadence products and technologies with other companies' products and technologies. This provides customers with the flexibility to mix and match third-party and proprietary tools to specifically meet their design automation needs. Today over 100 companies have integrated their tools with Cadence's software.

         The major advantages of Cadence products over its competitors products include higher performance capabilities, enhanced features, and more efficient design methodologies through integration of electrical and physical design tools. Cadence's commitment to industry standard hardware platforms, operating systems and networking protocols allows users to configure an open design environment tailored to their specific needs. As design needs grow, a Cadence design environment can be expanded to include additional Cadence tools or third-party tools.

         Currently, no major EDA software supplier or consulting organization has demonstrated offerings for the electronic engineering market in as comprehensive of a fashion as Cadence. The Company believes that the infrastructure it has put in place over the past three years has given it a significant lead over other companies that might attempt to emulate its services business model.

PROPRIETARY TECHNOLOGY

         Cadence believes that its continued success lies, in part, in its employees and the combined knowledge, ability and experience they collectively bring and the abilities of its management team to focus that energy on achieving the Company's goals and objectives.

         To help focus its energies on the engineering side and to stress the importance of new technology development to Cadence, the Company has an aggressive invention program which is actively conveyed to the Company's many designers, developers, and other engineering personnel throughout the world. The Company has a very competitive employee invention compensation awards program to promote the disclosure of inventive subject matter for patent protection. Given that name recognition in the community is also very important to Cadence and its engineers, the Company also has an aggressive author incentive awards program to encourage the publication of some of its developments pioneered by the engineering community.

         Cadence primarily relies on licensing, non-disclosure, proprietary rights, and other forms of agreements to secure its rights to its proprietary technology. Cadence's products are generally licensed to end-users on a "right to use" basis pursuant, typically, to a non-transferable license grant which restricts the use of its products to designated seats at designated sites for the customer's internal design purposes only. Cadence's various agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other third person or entity. Although Cadence has taken various technical measures in the form of keys, time-driven locks, and other software and hardware mechanisms to protect its technology, Cadence recognizes that it may very well be technologically feasible for competitors of Cadence to copy aspects of the Company's licensed products in violation of agreements and Cadence's proprietary rights. Cadence fully intends to remain aggressive with respect to protecting its proprietary technology and will seek civil and criminal penalties along with any available equitable relief against those who would take or attempt to take or otherwise misappropriate its proprietary technology and other confidential information.

         Cadence also relies on a combination of patent, copyright, and tradesecret laws and other traditional intellectual property protection mechanisms. In 1995, Cadence was granted five new patents for a total of 16 issuances and was allowed four additional patents. Further, Cadence has in excess of 25 patent applications pending with more in process. Cadence has an aggressive trademark program extending world-wide and common law rights to protect its good name associated with marks on its goods and services. In 1995, Cadence filed in excess of 35 new trademark applications. In addition, Cadence has also sought federal copyright protection for certain of its products. Cadence does not believe that any of its technology infringes that of others nor does Cadence believe that any of its trademarks infringe the marks of others.

         Although Cadence recognizes that technology development and the protection of such technology is vitally important to maintaining its place within the EDA industry, because of the rapid pace of technological change in the industry, it may very well be that inherent factors such as the knowledge, ability, and experience of the Company's personnel, along with name recognition, and various ongoing product support activities may prove to be more significant in maintaining the Company's competitive edge.

MANUFACTURING

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

EMPLOYEES

         As of March 1, 1996, Cadence employed 3,028 persons, including 1,778 in sales, marketing, support and manufacturing activities, 997 in product development and 253 in management, administration and finance. None of Cadence's employees are represented by a labor union, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

         Competition in recruiting of personnel in the software industry is intense. Cadence believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2.   PROPERTIES

         The Company's headquarters are located in San Jose, California, and the Company owns the related land and buildings. The total square footage of the buildings comprising the Company's headquarters is approximately 515,000. In addition, the Company also owns undeveloped land adjacent to the Company's headquarters, available for future expansion.

         In addition to the Company's headquarters, the Company continues to lease three buildings with approximately 209,000 square feet in San Jose, California at an annual rate of approximately $2.9 million. The leases related to approximately 129,000 square feet expire in March 1998, and the remaining lease expires in February 1999. Approximately 112,000 of the square footage of these facilities has been sublet and the balance remains available for sublet.

         Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and research and development facilities in San Diego, Santa Cruz and Berkeley, California, Lawrence, Kansas, United Kingdom, France, Taiwan and India at an aggregate annual rental of approximately $8.1 million. Cadence also leases approximately 100,000 square feet of facilities in Chelmsford, Massachusetts for its east coast operations and approximately 70,000 square feet in Sunnyvale, California for its Alta Group operations at a combined annual rate of approximately $1.0 million.

         Cadence also leases approximately 83,000 square feet in a building in Beaverton, Oregon, at a current annual rental of approximately $.7 million, which houses manufacturing, engineering, marketing and administrative operations for its IMS subsidiary and a regional software sales office.

         Cadence believes that these facilities and the undeveloped land adjacent to its current headquarters are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, contract law and employee relations matters.

         The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (formerly known as ArcSys, Inc., "Avant!") and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

         On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, alleging, inter alia, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anti competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The counterclaim also alleges that certain unspecified Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously.

         Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Cadence are as follows:

NAME                    AGE        POSITIONS AND OFFICES
----                    ---        ---------------------
Joseph B. Costello       42        President, Chief Executive Officer and Director

H. Raymond Bingham       50        Executive Vice President, Chief Financial Officer and Secretary

M. Robert Leach          48        Senior Vice President, Spectrum Services

John F. Olsen            44        Senior Vice President, Worldwide Sales

James E. Solomon         59        Senior Vice President and Principal Technologist

Stephen Y. Fong          38        Vice President of Finance and Corporate Treasurer

Mark S. Garrett          38        Vice President, Corporate Financial Planning and Analysis

William Porter           41        Vice President, Corporate Controller and Assistant Secretary

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

         H. RAYMOND BINGHAM joined Cadence in June 1993 as Executive Vice President of Finance and Administration and Chief Financial Officer. In February 1994, Mr. Bingham was appointed Secretary. Prior to joining Cadence, he was Executive Vice President and CFO of Red Lion Hotels and Inns for eight years. Mr. Bingham is a director of Sunstone Hotel Investors, Inc. and Integrated Measurement Systems, Inc.

         M. ROBERT LEACH joined Cadence in June 1993 as Senior Vice President of Spectrum Services. Prior to joining Cadence, Mr. Leach was partner-in-charge of the worldwide electronics industry consulting practice for Andersen Consulting for more than 10 years.

         JOHN F. OLSEN joined Cadence in May 1994 as Senior Vice President, Field Operations. Prior to joining Cadence, Mr. Olsen served as a partner for KPMG Peat Marwick for 5 years.

         JAMES E. SOLOMON has served as director of the Company since May 1988. Mr. Solomon has also served as Senior Vice President and Principal Technologist for the Company since February 1994. Prior to that, he served as Senior Vice President of the Company's Analog Division from February 1993 to February 1994 and as President of the Company's Analog Division from December 1988 to February 1993. Mr. Solomon also served as Co-Chairman of the Board of Directors for the Company from May 1988 until May 1989. As a founder of SDA, Mr. Solomon served as its Chief Executive Officer from its inception in July 1983 to May 1988, as its President from July 1983 to March 1987, and as its Chairman of the Board from March 1987 until its merger with ECAD, Inc. in May 1988. Mr. Solomon is a Director of Integrated Measurement Systems, Inc.

         STEPHEN Y. FONG joined Cadence in November 1995 as Vice President of Finance and Corporate Treasurer. From 1982 to 1995, he held various financial management positions with Syntex Corporation, a multi-national pharmaceutical company based in Palo Alto, California, most recently as Assistant Treasurer. From 1979 to 1982, Mr. Fong was with Deloitte and Touche, most recently as Senior Accountant.

         MARK S. GARRETT joined Cadence in June 1991 as Division Controller/Director of Finance for the Systems Division. Mr. Garrett served in the same position for the CAE Division from January 1992 to December 1992, as Group Director, Technology Development Finance from January 1993 to July 1994, and Group Director, Spectrum Services Business Operations from August 1994 to February 1995. Mr. Garrett was appointed Vice President Financial Planning and Analysis for Cadence in February 1995. Prior to joining Cadence, he held various financial positions at IBM Corporation since June 1979.

         WILLIAM PORTER joined Cadence in February 1994 as Vice President, Corporate Controller and Assistant Secretary. From September 1988 to February 1994, Mr. Porter served as Technical Accounting and Reporting Manager and most recently as Controller of Cupertino Operations with Apple Computer Corporation, a worldwide manufacturer of computer equipment. From 1976 until 1988, he held various positions with Arthur Andersen LLP, most recently as Senior Audit Manager.

PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol CDN. The Company has never declared or paid any cash dividends on its common stock in the past and none are planned to be paid in the future. As of December 30, 1995, the Company had approximately 1,556 stockholders of record, not including those held in street or nominee name.

         The following table sets forth the high and low sales for the Common Stock for each calendar quarter in the two-year period ended December 30, 1995.

                           High          Low
                           ----          ---
1994:
First Quarter             $10.42        $ 6.83
Second Quarter            $11.25        $ 8.42
Third Quarter             $12.17        $ 8.83
Fourth Quarter            $14.50        $11.25

1995:
First Quarter             $18.58        $12.83
Second Quarter            $23.25        $16.92
Third Quarter             $27.83        $20.67
Fourth Quarter            $42.38        $24.08

ITEM 6.   SELECTED FINANCIAL DATA

Five fiscal years ended December 30, 1995 (In thousands, except per share amounts)

                                            1995          1994          1993           1992           1991
                                            ----          ----          ----           ----           ----
Revenue                                  $ 548,418     $ 429,072     $ 368,623      $ 418,724      $ 379,476

Unusual items (1)                        $    --       $  14,707     $  19,650      $    (253)     $  55,236

Income (loss) from operations            $ 117,860     $  44,047     $  (8,415)     $  65,710      $ (14,744)

Net income (loss) (2)                    $  97,270     $  36,648     $ (12,779)     $  55,360      $ (22,403)

Net income (loss) per share              $    1.57     $     .56     $    (.20)     $     .80      $    (.38)

Total assets                             $ 374,035     $ 361,048     $ 339,301      $ 367,243      $ 347,074

Long-term obligations and redeemable     $   1,619     $   2,098     $   4,001      $   5,722      $  14,811
convertible preferred stock

(1)  See Notes to Consolidated Financial Statements for further discussion.

(2) In addition to unusual items, net income (loss) also included a $13.6 million after tax gain on the sale of stock of a subsidiary and a $3.1 million after tax gain on the sale of an equity investment in the years ended December 30, 1995 and December 31, 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN FACTORS THAT MAY AFFECT FUTURE RESULTS.

OVERVIEW

         Cadence Design Systems, Inc. (the "Company") develops, markets and supports electronic design automation ("EDA") software products and services that automate, enhance and accelerate the design and verification of integrated circuits ("ICs") and electronic systems. The Company combines its technology with services to help optimize its customers' product development processes. The Company's customers and target markets include computer manufacturers, consumer electronics companies, industrial electronics companies, semiconductor manufacturers, ASIC foundries and telecommunications companies throughout the world.

         In July 1995, the Company and its wholly-owned subsidiary, Integrated Measurement Systems, Inc. ("IMS") sold to the public approximately 3.0 million shares of common stock, of which approximately 2.6 million shares were sold by the Company as the sole selling stockholder of IMS and .4 million shares were sold by IMS. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to approximately 55%. However, as the Company remains the majority stockholder, the consolidated financial statements of the Company for all periods presented include the accounts of IMS after elimination of intercompany accounts and transactions and minority interest adjustments.

         In August 1994, the Company acquired the business and certain assets of Redwood Design Automation, Inc. ("Redwood"). Redwood developed, marketed and supported advanced software tools for electronic systems design. The acquisition was accounted for as a purchase, and accordingly, the results of Redwood from the date of the acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, the Company recorded a one-time charge to operations of $4.7 million for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The Redwood business is now a part of the Company's Alta Group.

         In June 1993, the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc. The Comdisco business involves the development, marketing and support of digital signal processing software products in the electronic systems design area. The acquisition was accounted for as a purchase and accordingly, the results of Comdisco from the date of the acquisition forward have been recorded in the Company's consolidated financial statements. The Comdisco business is now a part of the Company's Alta Group.

         In December 1993, the Company sold its Automated Systems ("ASI") division. The operating results of ASI have been reported as a disposal of a division and are included as an unusual item within operating expenses in the consolidated statements of income for all years presented. The loss on disposal of approximately $6.0 million is classified in other income (expense) in the 1993 statement of income.

RESULTS OF OPERATIONS

REVENUE

                                                                              % Change
                                                                            ------------
                                                   1995     1994     1993   95/94  94/93
                                                   ----     ----     ----   -----  -----
(In millions)
Product                                           $292.2   $241.5   $224.1    21%    8%
Service                                             65.9     28.4     16.9   132%   68%
Maintenance                                        190.3    159.2    127.6    20%   25%
                                                  ------   ------   ------
      Total revenue                               $548.4   $429.1   $368.6    28%   16%
                                                  ======   ======   ======
Sources of Revenue as a Percent of Total Revenue
Product                                               53%      56%      61%
Service                                               12%       7%       4%
Maintenance                                           35%      37%      35%

         In 1995, strong demand for the Company's products and services generated a 28% increase in revenues as compared to the prior year. Revenue from international sources was approximately $271.8 million, $221.5 million and $183.6 million or, 50%, 52% and 50% of total revenue for 1995, 1994 and 1993, respectively. In 1995, domestic and international revenue increased 33% and 23%, respectively, following increases of 12% and 21% in 1994. The higher percentage increase in domestic revenue in 1995 as compared to international revenue was primarily attributable to an increase in domestic service revenue in 1995 as compared to 1994. In addition, $11.7 million of the $50.3 million increase in international revenue for the year ended December 30, 1995 was attributable to the favorable impact on revenue of foreign exchange rates as the result of the strengthening of certain foreign currencies in relation to the U.S. dollar as compared to 1994.

         The increase in product revenue in 1995 reflected increased market acceptance of the Company's products which enable customers to meet complex design challenges, such as deep submicron IC design and high-speed board design. This was exemplified by increased sales volume of its IC, automated test engineering ("ATE"), top-down design ("HDL") and Alta Group's systems design products. The Company's ATE, HDL and Alta Group product offerings also led the increase in 1994 product revenue as compared to 1993. The 1994 increase in Alta Group product revenue was partly due to 1994 including a full year of revenue related to the Comdisco business as compared to 1993 which included only revenue from the date of acquisition forward.

         The increase in service revenue was the result of significant demand for the Company's service offerings which provide a complete range of solutions to address the product development needs of its customers. The 1995 increase in service revenue was driven by an outsourcing agreement with Unisys Corporation ("Unisys") to assume a substantial portion of Unisys' internal silicon design operation. This five-year agreement was signed in the first quarter of 1995 for a total contract value of at least $75 million.

         The increases in maintenance revenue were attributable to an increase in the Company's installed base of products as well as the Company's continuing success at obtaining customer maintenance renewals.

COST OF REVENUE

                                                                              % Change
                                                                            ------------
                                                        1995  1994   1993   95/94  94/93
                                                        ----  ----   ----   -----  -----
(In millions)
Product                                                $44.8  $52.9  $53.7  (15)%  (1)%
Service                                                $55.0  $22.6  $15.4   143%   46%
Maintenance                                            $16.7  $14.3  $14.9    17%  (4)%

Cost of Revenue as a Percent of Related Revenue

Product                                                  15%    22%    24%
Service                                                  83%    80%    91%
Maintenance                                               9%     9%    12%

         Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and costs of the Company's ATE hardware business. The decrease in cost of product in absolute dollars and as a percentage of product revenue in 1995 as compared to 1994 was primarily due to productivity improvements in the software release and production process and reduction in printing and manufacturing expenses due to decreased demand for manuals, partly offset by increased cost of revenue associated with its ATE products resulting from higher product demand.

         Cost of service revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain service professionals. Cost of service in absolute dollars has increased each year since 1993 due to the development of this line of business. The increase in cost of service from 1994 to 1995 was also due to additional costs associated with the transfer to the Company of former employees of Unisys pursuant to the outsourcing agreement signed in the first quarter of 1995. As part of the Unisys outsourcing agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focusing on serving the needs of Unisys, the design and service resources acquired by the Company are also being used to support other customers' design needs. Service gross margins could continue to be adversely affected until the design and service resources acquired from Unisys are more fully utilized through additional revenue contracts. Additionally, the cost of integrating new service professionals performing a growing number of service offerings will also put pressure on service gross margins until operating efficiencies are obtained.

         Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. The increase in cost of maintenance in absolute dollars from 1994 to 1995 was principally due to additional costs necessary to support a larger installed base. The decrease in cost of maintenance revenue from 1993 to 1994 was primarily due to the continued streamlining of the maintenance renewal process.

OPERATING EXPENSES

                                                                                 % Change
                                                                               ------------
                                                         1995  1994     1993   95/94  94/93
                                                         ----  ----     ----   -----  -----
(In millions)
Marketing and sales                                     $185.0  $163.4  $160.2  13%    2%
Research and development                                $ 88.6  $ 77.4  $ 74.5  14%    4%
General and administrative                              $ 40.4  $ 39.7  $ 38.7   2%    3%

Expenses as a Percent of Total Revenue

Marketing and sales                                         34%     38%     43%
Research and development                                    16%     18%     20%
General and administrative                                   7%      9%     11%

MARKETING AND SALES

         Marketing and sales expenses grew from 1994 to 1995 due to an additional $28.2 million of employee related costs resulting from increased headcount, a higher volume of pre-sales activities and increased commissions and sales incentives. Of these increased expenses, $5.1 million was attributable to the effect of the strengthening of certain foreign currencies in relation to the U.S. dollar. These increases were offset by approximately $6.0 million of decreased facilities costs. The increase in 1994 as compared to 1993 was the result of increased costs of $4.7 million related to the Alta operations which were offset by cost reductions in other areas. As a percentage of total revenue, sales and marketing expenses were higher in 1993 due to lower revenue levels.

RESEARCH AND DEVELOPMENT

         The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $100.4 million, $88.2 million and $89.7 million for 1995, 1994 and 1993, respectively, representing 18%, 21% and 24% of total revenue. The increase of $12.2 million from 1994 as compared to 1995 was primarily due to personnel costs of $11.0 million associated with increased headcount and incentive compensation and $1.6 million of higher consulting costs, offset by decreased facilities costs. The decrease in 1994 as compared to 1993 was due to lower occupancy costs of $2.5 million and decreased capital equipment costs of $1.5 million offset by increased costs of $2.4 million related to the Alta Group. The Company capitalized approximately $11.8 million, $10.8 million and $15.2 million of software development costs in the years 1995, 1994 and 1993, respectively, which represented approximately 12%, 12% and 17% of total research and development expenditures made in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

GENERAL AND ADMINISTRATIVE

         The decrease in general and administrative costs as a percentage of revenue from 1993 to 1995 was primarily attributable to revenue growing at a faster rate than costs. The increase in absolute costs of $.7 million in 1995 was the result of $1.1 million of additional information system costs and $.7 million of additional legal expenses. These costs were offset by reductions in employee-related costs, facilities costs and bad debt expense. The 1994 increase in general and administrative costs was due to higher employee-related costs and operations of the Alta Group totaling $2.5 million offset by cost savings of $1.3 million resulting from lower facility costs.

OTHER ITEMS

                                       1995         1994          1993
                                       ----         ----          ----
(In millions)
Unusual items                          $ --         $14.7        $19.7
Other income (expense)                 $17.2        $ 4.8        $(4.4)

UNUSUAL ITEMS

         The unusual items in 1994 included costs of $4.7 million related to the 1994 third quarter write-off of in-process research and development associated with the Redwood acquisition as Redwood's development efforts had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Also included in the 1994 unusual items was a $10.0 million provision for settlement of litigation. In April 1994, the Company entered into agreements to settle two class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the statement of income in 1994 was the net settlement cost of approximately $9.0 million plus approximately $1.0 million for related legal costs.

         Restructuring costs of $13.5 million associated with a planned restructure of certain areas of sales, operations and administration due to business conditions were recorded as an unusual item in March 1993. The restructuring charge primarily reflected costs associated with employee terminations, excess facilities and the write-off of purchased software and intangibles arising from required adjustments to the Company's cost structure necessitated by lower revenue levels. Also included in the restructuring charge was an additional provision for doubtful accounts and the write-off of certain software development costs resulting from changes in the Company's systems product strategy. In December 1993, the Company sold its ASI division, therefore, also included in unusual items for 1993 was the division's loss from operations of $6.2 million.

OTHER INCOME AND EXPENSE

         Interest income was $4.9 million, $3.3 million and $3.2 million for 1995, 1994 and 1993, respectively. The increase in 1995 is primarily due to increased earnings on cash investments resulting from higher interest rates. Interest expense was $2.2 million, $1.0 million and $.7 million for 1995, 1994 and 1993, respectively. The increase in interest expense in 1995 as compared to 1994 and in 1994 as compared to 1993 was due to an increase in notes payable related to the purchase of corporate facilities in the first and fourth quarters of 1994. The note payable related to the first facility purchase was paid in full in May 1994, and the note payable related to the second facility purchase was paid in full in October 1995. Included in 1995 other income was an $18.9 million gain on the sale of approximately 45% of the stock of IMS, a previously wholly-owned subsidiary, in an initial public offering. In 1994, other income included a $4.2 million gain related to the sale of an equity investment. A $6.0 million loss on the disposal of the Company's ASI division was included in 1993 other expense.

INCOME TAXES

(In millions)                               1995     1994     1993
                                            ----     ----     ----
Provision for income taxes                  $37.8    $12.2    $ --
Effective tax rate                             28%      25%     --%

         As of December 30, 1995, the Company had gross deferred tax assets of approximately $62.6 million against which the Company had recorded a valuation allowance of $47.8 million, resulting in net deferred tax assets of $14.8 million. A significant portion of the net operating loss and credit carryforwards which created the deferred tax assets was generated by acquired companies prior to their merger with the Company and by restructuring charges recorded as a result of these mergers. Approximately $34.2 million of these deferred tax assets will affect equity and intangibles and will not be available to offset future provisions for income taxes. Realization of the net deferred tax assets of $14.8 million is dependent on generating sufficient taxable income prior to the expiration of the loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets of $14.8 million will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

         The increase in the 1995 tax rate as compared to 1994 was attributable to an increase in foreign earnings which are subject to a higher tax rate than the U.S. tax rate, the related cost of repatriating these earnings and an increase in state income taxes. The 1994 effective tax rate reflected a reduction in the valuation allowance primarily from the utilization of net operating losses generated in prior years. In 1993, the Company's tax provision was zero as a result of the operating loss in 1993 and the recording of the benefit of certain foreign withholding and income taxes. The Company anticipates that its effective tax rate will increase to approximately 33% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 30, 1995, the Company's principal sources of liquidity consisted of $96.6 million of cash and cash investments and short-term investments as compared to $96.9 million and $92.8 million at December 31, 1994 and 1993, respectively. The Company was able to maintain its cash position while repurchasing $163.9 million and $95.1 million of treasury stock and repaying notes payable and long-term debt totaling $26.5 million and $29.2 million in 1995 and 1994, respectively.

         Cash generated from operating activities increased $42.7 million in 1995 and $57.2 million in 1994. The 1995 increase was driven primarily by higher net income and increases in accrued liabilities and payables and deferred revenue, offset by increases in accounts receivable and prepaid expenses. The increase in 1994 as compared to 1993 was primarily the result of increases in net income and deferred revenue.

         Working capital at December 30, 1995 was $6.5 million compared with $27.5 million at December 31, 1994. The primary reasons for the decrease in 1995 as compared to 1994 were increases in deferred revenue of $31.2 million and current payables and accrued liabilities of $29.7 million, offset by a decrease in notes payable of $24.9 million and an increase in accounts receivable of $9.9 million. The increase in deferred revenue was attributable to increased maintenance renewals and an increase in deferred product revenue deferred in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition." The increase in current payables and accrued liabilities was due to increased commissions, incentive bonuses and income taxes in 1995. Notes payable decreased in 1995 as the Company repaid a $23.7 million secured loan assumed as part of a 1994 purchase of corporate facilities. Although accounts receivable increased as a result of increased revenue in 1995 as compared to 1994, days sales outstanding decreased from 58 days at December 1994 to 49 days at December 1995 due to improved collection efforts.

         In addition to its short-term investments, the Company's primary investing activities were the purchase of property, plant and equipment and the capitalization of software development costs, which combined, represented $40.2 million, $26.0 million and $33.7 million of cash used for investing activities in 1995, 1994 and 1993, respectively. In 1995, the Company also generated $29.9 million from the sale of 3.0 million shares of IMS stock in an initial public offering.

         The Company has an authorized stock repurchase program. In total, as of December 30, 1995, the Company had authorized the repurchase of 34.1 million shares, of which approximately 26.8 million shares had been repurchased. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. Past repurchase activity should not be considered an indicator of future repurchases.

         Since 1994, as part of its authorized repurchase program, the Company has sold 10.1 million put warrants through private placements. As of December 30, 1995, 7.5 million of these warrants had expired out of the money. The remaining outstanding 2.6 million warrants entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $24.09 to $33.03 per share. Additionally, during this same period, the Company purchased approximately 7.6 million call options that entitle the Company to buy on a specified date one share of common stock at a specified price. As of December 30, 1995, the Company had repurchased 5.6 million common shares pursuant to the exercise of call options for $72.8 million. The remaining 2.0 million outstanding call options range in price from $24.17 to $33.37 per share.

         The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock.

         As discussed above, financing activities in 1995, 1994 and 1993 related principally to the Company's stock repurchase program and payments of notes payable. The Company's stock repurchases included open market and private purchases, and as discussed above, exercise of call options. In 1995, the Company repurchased a warrant previously issued in connection with an acquisition, equivalent to approximately 1.8 million shares of the Company's common stock for a total cost of $17.2 million. The sale of common stock primarily to the Company's employees as part of its employee benefit plans generated $26.5 million, $13.5 million and $4.3 million in cash during 1995, 1994 and 1993, respectively.

         Anticipated cash requirements for fiscal 1996 include the purchase of treasury stock through the exercise of the Company's call options and in the open market. The Company has the right to purchase approximately 2.0 million shares through the exercise of call options in 1996 at a cost of approximately $52.3 million. As part of its overall investment strategy, the Company has committed to participate in a venture capital partnership as a limited partner. The Company's total investment of $25.0 million will be made over the next three to four years. Other cash requirements include contemplated additions of capital equipment of approximately $35.0 million.

         The Company anticipates that current cash and short-term investment balances, cash flows from operations and short and long-term borrowing capabilities will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis. The Company's majority owned subsidiary, IMS, has a $10.0 million bank line of credit. The Company is currently in negotiations with various lenders regarding a line of credit, but there can be no assurance that mutually acceptable terms can be reached and that the Company will have a line of credit available in the short-term. To the extent that the Company does not utilize bank lines of credit or borrowings to fund its operations on a short-term basis, the Company may continue to reduce its current cash and may experience future working capital deficits on a short-term basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company competes in the highly competitive EDA market which continues to be characterized by aggressive pricing practices, rapid technological change and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost-competitive EDA software products and services, and to bring them to market in a timely manner.

         The Company's future operating results are dependent on the Company's ability to successfully implement its strategy to help its customers meet their business objectives by optimizing their product development processes. The Company accomplishes this through a combination of technology and services. Inherent in implementing this strategy are a number of risks that the Company must manage and that could affect its future operating results. These risks include the ability to successfully recruit, train and retain its skilled service professionals and the ability to profitably deliver services that meet customer expectations. Growth of the service business is constrained by the Company's ability to hire and train service professionals to keep pace with demand. The Company's profitability could be adversely affected if it is unable to develop its services business as expected.

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

         The Company enters into foreign currency forward contracts to hedge the impact of foreign currency fluctuations. Though the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's results of operations.

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

         Due to the foregoing, as well as other factors, past financial performance should not be considered an indicator of future performance. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price. Any change in revenues or operating results below levels expected by securities analysts for the Company or its competitors, and the timing of the announcement of such shortfalls, could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

SUMMARY QUARTERLY DATA-UNAUDITED

(In thousands, except per share amounts)

                                          1995                                        1994
                        -----------------------------------------  ------------------------------------------
                           4th       3rd        2nd        1st        4th        3rd        2nd        1st
                        -----------------------------------------  ------------------------------------------
Revenue                 $163,756   $140,090   $128,539   $116,033   $121,653   $109,598   $101,043   $ 96,778

Cost of revenue         $ 31,767   $ 30,349   $ 29,451   $ 24,963   $ 23,889   $ 22,000   $ 21,595   $ 22,316

Income (loss) from
     operations (1)     $ 42,588   $ 32,666   $ 24,117   $ 18,489   $ 24,043   $ 12,483   $ 13,000   $ (5,479)

Net income (loss) (2)   $ 30,840   $ 35,909   $ 16,971   $ 13,550   $ 20,932   $  9,483   $ 10,082   $ (3,849)
Net income (loss)
     per share          $    .50   $    .59   $    .27   $    .21   $    .33   $    .15   $    .15   $   (.06)

(1) Income (loss) from operations included unusual items of $4.7 million for the write-off of in-process research and development, a $2.1 million credit to the provision for settlement of litigation established in the first quarter of 1994 and a $12.1 million provision for settlement of litigation in the quarters ended September 30, 1994, June 30, 1994 and March 31, 1994, respectively.

(2) In addition to unusual items, net income (loss) also included a $13.6 million after tax gain on the sale of stock of a subsidiary and a $3.1 million after tax gain on the sale of an equity investment in the quarters ended September 30, 1995 and December 31, 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART  III.

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 3, 1996. The information required by this Item as to executive officers is included in Part I under " Executive Officers of the Registrant."

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 30, 1995, all section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction, was filed late by Mr. Mark Garrett.

ITEM  11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 3, 1996.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 3, 1996.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 3, 1996.

PART  IV.

ITEM  14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                   PAGE
                                                                                                                   ----
(a)1.     Financial Statements

             -  Report of Independent Public Accountants                                                            25
             -  Consolidated Balance Sheets as of December 30, 1995 and December 31,1994                            26
             -  Consolidated Statements of Income for the three fiscal years ended
                    December 30, 1995                                                                               27
             -  Consolidated Statements of Stockholders' Equity for the three fiscal years
                    ended December 30, 1995                                                                         28
             -  Consolidated Statements of Cash Flows for the three fiscal years ended
                    December 30, 1995                                                                               29
             -  Notes to Consolidated Financial Statements                                                          30

(a)2.     Financial Statement Schedules

           II.      Valuation and Qualifying Accounts and Reserves                                                  44

         All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3.    Exhibits

         The following exhibits are filed herewith:

   EXHIBIT
    NUMBER                           EXHIBIT TITLE
   -------                           -------------

     3.01 (a) The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 8, 1987 (incorporated by reference to Exhibit 3.01 to the Registrant's Form S-1 Registration Statement (No. 33-13845) originally filed on April 29, 1987 (the "1987 Form S-1")).

                (b) The Registrant's Certificate of Retirement of Stock as filed with the Secretary of State of the State of Delaware on September 28, 1987 (incorporated by reference to Exhibit 3.01(b) to the Registrant's Form S-4 Registration Statement (No. 33-20724) originally filed on February 25, 1988).

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

   EXHIBIT
    NUMBER                           EXHIBIT TITLE
   -------                           -------------

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

     4.01 Specimen Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4.01 to the 1991 Form S-4).

     4.02 Rights Agreement, dated as of February 9, 1996, between the Company and Harris Trust and Savings Bank which includes as exhibits thereto the Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1A, 1B and 1C to the Registrant's Form 8-K filed February 16, 1996.)

    10.01 The Registrant's 1987 Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994 (the "1994 Form S-8")).*

    10.02 Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).*

    10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 to the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to
                Exhibit 10.08 - 10.10 to the Registrant's 1988 Form S-1).*

    10.04 The Registrant's 1993 Directors Stock Option Plan including the Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8).*

    10.05 The Registrant's 1995 Directors Stock Option Plan including the Stock Option Grant. *

    10.06 The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 4.03 of the 1994 Form S-8).*

    10.07 The Registrant's Senior Executive Bonus Plan for 1995 (incorporated by reference to Exhibit 10.08 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K")).*

    10.08       The Registrant's Senior Executive Bonus Plan for 1996.*

    10.09       The Registrant's Chief Executive Officer Bonus Plan for 1996.*

    10.10 The Registrant's Deferred Compensation Plan for 1994 (incorporated by reference to Exhibit 10.09 to the 1994 Form 10-K).*

    10.11       The Registrant's 1996 Deferred Compensation Venture Investment
                Plan.*

   EXHIBIT
    NUMBER                           EXHIBIT TITLE
   -------                           -------------

    10.12 Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates ("ROPA"), a California limited partnership, and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 (the "1990 Form 10-K")).

    10.13 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

    10.14 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

    10.15 Lease dated September 3, 1985 by and among the Richard T. Peery and John Arrillaga Separate Property Trusts ("P/A Trusts") and Valid Logic Systems Incorporated ("Valid") (which merged into the Registrant) for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California (incorporated by reference to
                Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the "1990 Valid Form 10-K")).

    10.16 Amendment Number 1, dated March 2, 1988, to Lease Agreement for 75 West Plumeria Avenue, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit
                10.17 to the 1990 Valid Form 10-K).

    10.17 Lease dated December 19, 1988 by and among the P/A Trusts and Valid for the Registrant's offices at 2835 North First Street, San Jose, California (incorporated by reference to Exhibit 10.18 to the 1990 Valid Form 10-K).

    10.18 Lease dated September 3, 1985 by and among the P/A Trusts and Valid for the Registrant's offices at 2820 Orchard Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the 1990 Valid Form 10-K).

    10.19 Amendment Number 1, dated March 2, 1988, to Lease Agreement for 2820 Orchard Parkway, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the 1990 Valid Form 10-K).

    10.20 Form of Executive Compensation Agreement dated May 1989 between Registrant and Mr. Costello (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-4 registration statement (No. 33-31673), originally filed on October 18,
                1989).*

    10.21 Offer letter to H. Raymond Bingham dated May 12, 1993 (incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).*

    10.22 Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to Exhibit 10.25 to the 1993 Form 10-K).*

    10.23 1993 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.05 to the 1994 Form S-8).*

   EXHIBIT
    NUMBER                           EXHIBIT TITLE
   -------                           -------------

    10.24 Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the "1994 Second Quarter Form 10-Q")).*

    10.25 Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-Vincentelli (incorporated by reference to the 1994 Second Quarter Form 10-Q).*

    10.26 Letter agreement dated August 17, 1994 by and among Registrant, Morris Management Company (the "General Partner"), and Morris Associates VI, L.P. ("Morris") whereby Registrant acquired all of the interests in River Oaks Place Associates, L.P. (incorporated by reference to the Registrant's Form 8-K filed November 14, 1994).

    10.27 Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood Design Automation, Inc. ("Redwood") dated as of July 8, 1994 (incorporated by reference to the Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14, 1994 (the "1994 Second Quarter 10-Q/A")).

    10.28 Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Corporation (incorporated by reference to the Registrant's 1994 Second Quarter 10-Q/A).

    10.29 Form of Stock Option Agreement for Registrant's 1993 Non Statutory Stock Option Plan (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended September 30,
                1994).*

    10.30 Form of Underwriting Agreement in connection with Integrated Measurement Systems, Inc. public offering (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1995).

    21.01       Subsidiaries of the Registrant

    23.01       Consent of Arthur Andersen LLP

    27.1        Financial data schedule for the period ended December 30, 1995.
_ _ _ _ _ _ _ _ _ _
* A management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

  (b)           Reports on Form 8-K

                On February 16, 1996, Registrant filed a Current Report on Form 8-K, reporting that its Board of Directors had approved a Stockholder Rights Plan and cancelled its previous Stockholder Rights Plan established in 1989.

  (c)           Exhibits

                The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14.(a)3. above.

  (d)           Financial Statement Schedules

                See Item 14. (a)2. of this Form 10-K

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CADENCE DESIGN SYSTEMS, INC:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.

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

                                                     /s/ Arthur Andersen LLP
                                                     ---------------------------
                                                     ARTHUR ANDERSEN LLP

San Jose, California
January 19, 1996

                          CADENCE DESIGN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 30, 1995 AND DECEMBER 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                      1995         1994
                                                                                      ----         ----
CURRENT ASSETS:
    Cash and cash investments ..................................................   $  84,867    $  75,011
    Short-term investments .....................................................      11,774       21,865
    Accounts receivable, less allowances of $7,420 in 1995 and $4,905 in 1994 ..      88,503       78,629
    Inventories ................................................................       8,203        5,137
    Prepaid expenses and other .................................................      13,576       11,293
                                                                                   ---------    ---------
        Total current assets ...................................................     206,923      191,935

PROPERTY, PLANT AND EQUIPMENT, net .............................................     124,103      122,064
SOFTWARE DEVELOPMENT COSTS, net ................................................      25,793       27,832
PURCHASED SOFTWARE AND INTANGIBLES, net ........................................       8,268       10,557
OTHER ASSETS ...................................................................       8,948        8,660
                                                                                   ---------    ---------
        Total assets ...........................................................   $ 374,035    $ 361,048
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable and current portion of long-term debt ........................   $   1,497    $  26,412
    Accounts payable ...........................................................      17,592       12,522
    Accrued liabilities ........................................................      74,407       56,359
    Income taxes payable .......................................................      14,524        7,944
    Deferred revenue ...........................................................      92,407       61,205
                                                                                   ---------    ---------
        Total current liabilities ..............................................     200,427      164,442
                                                                                   ---------    ---------

LONG-TERM LIABILITIES:
    Long-term debt .............................................................       1,619        2,098
    Deferred income taxes ......................................................       7,307          904
    Minority interest liability ................................................      12,167          883
    Other long-term liabilities ................................................      18,434       16,658
                                                                                   ---------    ---------
        Total long-term liabilities ............................................      39,527       20,543
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock - $.01 par value; authorized 2,000 shares, none issued
        Common stock and capital in excess of $.01 par value
        Authorized: 150,000 shares
        Issued:  75,863 shares in 1995 and 71,391 shares in 1994
        Outstanding:  52,376 shares in 1995 and 56,861 shares in 1994 ..........     299,544      265,173
    Treasury stock at cost (23,487 shares in 1995 and 14,530 shares in 1994) ...    (290,884)    (133,728)
    Retained earnings ..........................................................     124,471       43,377
    Accumulated translation adjustment .........................................         950        1,241
                                                                                   ---------    ---------
        Total stockholders' equity .............................................     134,081      176,063
                                                                                   ---------    ---------
        Total liabilities and stockholders' equity .............................   $ 374,035    $ 361,048
                                                                                   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 30, 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1995       1994        1993
                                                       ----       ----        ----
REVENUE:
    Product ......................................   $292,198   $241,545   $ 224,139
    Service ......................................     65,860     28,365      16,872
    Maintenance ..................................    190,360    159,162     127,612
                                                     --------   --------   ---------
        Total revenue ............................    548,418    429,072     368,623
                                                     --------   --------   ---------
COSTS AND EXPENSES:
    Cost of product ..............................     44,793     52,897      53,677
    Cost of service ..............................     54,988     22,590      15,431
    Cost of maintenance ..........................     16,749     14,313      14,864
    Marketing and sales ..........................    185,025    163,408     160,212
    Research and development .....................     88,566     77,381      74,467
    General and administrative ...................     40,437     39,729      38,737
    Unusual items ................................       --       14,707      19,650
                                                     --------   --------   ---------
        Total costs and expenses .................    430,558    385,025     377,038
                                                     --------   --------   ---------
Income (loss) from operations ....................    117,860     44,047      (8,415)

Other income (expense) ...........................     17,237      4,816      (4,364)
                                                     --------   --------   ---------
Income (loss) before provision for income taxes ..    135,097     48,863     (12,779)

Provision for income taxes .......................     37,827     12,215        --
                                                     --------   --------   ---------
Net income (loss) ................................   $ 97,270   $ 36,648   $ (12,779)
                                                     ========   ========   =========
Net income (loss) per share ......................   $   1.57   $   0.56   $    (.20)
                                                     ========   ========   =========
Weighted average common and common equivalent
    shares outstanding ...........................     61,965     65,870      64,590
                                                     ========   ========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 30, 1995
                                 (IN THOUSANDS)

                                              Common Stock
                                              ------------
                                                        Par Value                                             Accumulated
                                                   and Capital In         Treasury Stock          Retained    Translation
                                           Shares   Excess of Par      Shares        Amount       Earnings     Adjustment
                                           ------  --------------     -------      ---------     ---------    -----------
BALANCE, DECEMBER 31, 1992 ...........     65,865     $ 228,411         --        $    --        $  21,306      $  (569)

Purchase of treasury stock ...........       --            --         (7,286)       (52,178)          --           --
Issuance of common stock .............      1,619        10,805         --             --             --           --
Tax benefits from employee
      stock transactions .............       --             842         --             --             --           --
Common stock issued in connection
     with acquisition ................      1,575         9,056         --             --             --           --
Issuance of warrant in connection with
      acquisition ....................       --           1,847         --             --             --           --
Translation adjustment ...............       --            --           --             --             --           (619)
Net loss .............................       --            --           --             --          (12,779)        --
                                           ------     ---------      -------      ---------      ---------      -------
BALANCE, DECEMBER 31, 1993 ...........     69,059       250,961       (7,286)       (52,178)         8,527       (1,188)
Purchase of treasury stock ...........       --            --         (8,961)       (95,119)          --           --
Issuance of common stock .............      2,332        13,516          963          7,231         (1,165)        --
Tax benefits from employee
     stock transactions ..............       --             626         --             --             --           --
Treasury stock issued in connection
      with acquisitions ..............       --              70          754          6,338           (633)        --
Translation adjustment ...............       --            --           --             --             --          2,429
Net income ...........................       --            --           --             --           36,648         --
                                           ------     ---------      -------      ---------      ---------      -------
BALANCE, DECEMBER 31, 1994 ...........     71,391       265,173      (14,530)      (133,728)        43,377        1,241
Purchase of treasury stock ...........       --            --         (9,620)      (163,928)          --           --
Issuance of common stock .............      4,472        26,984          663          6,772           (734)        --
Tax benefits from employee
      stock transactions .............       --           8,463         --             --             --           --
Purchase of warrant ..................       --          (1,746)        --             --          (15,442)        --
Unrealized gain on investment in
      subsidiary .....................       --             670         --             --             --           --
Translation adjustment ...............       --            --           --             --             --           (291)
Net income ...........................       --            --           --             --           97,270         --
                                           ------     ---------      -------      ---------      ---------      -------
BALANCE, DECEMBER 30, 1995 ...........     75,863     $ 299,544      (23,487)     $(290,884)     $ 124,471      $   950
                                           ======     =========      =======      =========      =========      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                                          1995           1994          1993
                                                                                          ----           ----          ----
CASH AND CASH INVESTMENTS AT BEGINNING OF YEAR ...................................     $  75,011      $  61,382      $ 78,976
                                                                                       ---------      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ..........................................................        97,270         36,648       (12,779)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
         Depreciation and amortization ...........................................        46,019         44,257        43,966
         Gain on sale of stock of subsidiary .....................................       (18,873)          --            --
         Deferred income taxes ...................................................         5,693         (2,105)       (9,849)
         Write-off of in-process research and development ........................          --            4,653          --
         Accruals and write-down and reserve of assets related to restructure ....          --             --          10,710
         Increase in other long-term liabilities and minority interest expense ...         3,135          3,985         1,856
         Write-offs of equipment and other long-term assets ......................         2,281          1,229         3,140
         Provisions for doubtful accounts and inventory write-offs ...............         5,821          3,334         3,029
         Changes in current assets and liabilities, net of effect of acquired businesses:
             Accounts receivable .................................................       (13,760)        22,413        28,724
             Inventories .........................................................        (4,059)          (592)          (32)
             Prepaid expenses and other ..........................................        (2,132)         7,871         1,347
             Accrued liabilities and payables ....................................        44,439         10,612        16,013
             Deferred revenue ....................................................        31,262         22,133        11,134
                                                                                       ---------      ---------      --------
                Net cash provided by operating activities ........................       197,096        154,438        97,259
                                                                                       ---------      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Maturities of short-term investments ....................................        43,296         69,796        63,273
         Purchases of short-term investments .....................................       (33,205)       (60,238)      (83,753)
         Purchases of property, plant and equipment ..............................       (28,338)       (15,196)      (18,500)
         Capitalization of software development costs ............................       (11,845)       (10,790)      (15,207)
         Change in purchased software and intangibles and other assets ...........        (5,454)         1,129        (4,228)
         Net proceeds from sale of subsidiary stock ..............................        29,920           --            --
         Payment for purchase of third-party  interests in partnerships,
             net of cash acquired ................................................          --          (14,624)         --
         Cash advanced to a company prior to acquisition .........................          --           (1,855)         --
         Sale of put warrants ....................................................         1,304         10,321          --
         Purchase of call options ................................................        (1,304)       (10,321)         --
                                                                                       ---------      ---------      --------
                Net cash used for investing activities ...........................        (5,626)       (31,778)      (58,415)
                                                                                       ---------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on notes payable and long-term debt ..................       (26,542)       (29,209)       (8,117)
         Sale of common stock ....................................................        26,500         13,516         4,283
         Purchases of treasury stock .............................................      (163,928)       (95,119)      (52,178)
         Purchase of warrant .....................................................       (17,188)          --            --
                                                                                       ---------      ---------      --------
                Net cash used for financing activities ...........................      (181,158)      (110,812)      (56,012)
                                                                                       ---------      ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................          (456)         1,781          (426)
                                                                                       ---------      ---------      --------
INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS .................................         9,856         13,629       (17,594)
                                                                                       ---------      ---------      --------
CASH AND CASH INVESTMENTS AT END OF YEAR .........................................     $  84,867      $  75,011      $ 61,382
                                                                                       =========      =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the year for:
             Interest ............................................................     $   2,423      $     915      $    541
                                                                                       =========      =========      ========
             Income taxes (including foreign withholding tax) ....................     $  12,968      $   6,885      $  3,884
                                                                                       =========      =========      ========
         Non-cash investing and financing activities:
             Capital lease obligations incurred for equipment ....................     $   1,149      $   1,466      $  4,441
                                                                                       =========      =========      ========
             Common and treasury stock issued under the Employee
                Stock Purchase Plan ..............................................     $   6,522      $   6,066      $  6,522
                                                                                       =========      =========      ========
             Tax benefits from employee stock transactions .......................     $   8,463      $     626      $    842
                                                                                       =========      =========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1995

THE COMPANY

         Cadence Design Systems, Inc. (the "Company") develops, markets and supports electronic design automation software products and services that automate, enhance and accelerate the design and verification of integrated circuits and electronic systems. The Company combines its technology with services to help optimize its customers' product development processes. The Company's customers and target markets include computer manufacturers, consumer electronics companies, industrial electronics companies, semiconductor manufacturers, ASIC foundries and telecommunications companies throughout the world.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The functional currency of all of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the subsidiaries' financial statements are reported as a separate component of stockholders' equity. Effective December 31, 1994, the Company's fiscal year end is the Saturday closest to December 31.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior year financial statement balances have been reclassified to conform to the 1995 presentation.

         REVENUE RECOGNITION
         Product revenue consists principally of revenue earned under software license agreements and is generally recognized when the software has been shipped and there are no significant obligations remaining. Revenue from subscription license agreements which include software and maintenance is deferred and recognized ratably over the term of the subscription period. Test equipment revenue is recognized upon shipment of the test equipment.

         Service revenue consists primarily of revenues received for performing product design development and process improvement, and education and assimilation of software products into the customers' product development process. Service revenue is generally recognized as the services are performed or on the percentage of completion method of accounting, depending upon the nature of the project. Under the percentage of completion method, revenue recognized is that portion of the total contract price that costs expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

         Maintenance revenue consists of fees for providing system updates, user documentation and technical support for software products. Maintenance revenue is recognized ratably over the term of the agreement.

         In 1995, 1994 and 1993, one customer (a distributor), which also holds a minority interest in a subsidiary of the Company, accounted for 15%, 10% and 13% of total revenue, respectively.

        Outstanding trade accounts receivable from this related party were approximately $5.4 million and $3.7 million at December 30, 1995 and December 31, 1994, respectively.

         SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE AND INTANGIBLES
         The Company capitalizes software development costs in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on a straight-line basis over three years or, if less, the remaining estimated economic life of the product. Purchased software and intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying product (two to seven years). It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of the costs in the near term.

         In the accompanying statements of income, amortization is included in cost of product for capitalized software development costs and in either cost of product or cost of service for purchased software costs, as determined by the nature of the underlying transaction. In total, amortization of capitalized and purchased software and intangibles amounted to approximately $19.7 million, $20.2 million and $17.1 million for 1995, 1994 and 1993, respectively. The Company wrote off $.8 million of purchased software in 1995 and $1.5 million of capitalized software in 1993 for projects discontinued during the year.

         NET INCOME (LOSS) PER SHARE
         Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the period (calculated using the modified treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Fully diluted net income (loss) per share is substantially the same as primary net income (loss) per share.

         CASH, CASH INVESTMENTS AND SHORT-TERM INVESTMENTS
         The Company considers all highly liquid debt instruments and certificates of deposit with an original maturity of ninety days or less to be cash investments. The Company classifies its investments in debt securities as "held-to-maturity". Accordingly, these investments, which mature at various dates through August 1996, are valued using the amortized cost method. The fair value of the investments approximates amortized cost, and as such, the gross unrealized holding gains and losses at December 30, 1995 and December 31, 1994 are not material. Short-term investments consisted of the following:

                                                      1995                    1994
                                                      ----                    ----
                                                          (In thousands)

Commercial paper                                 $      --               $  10,795
Certificates of deposit                                 --                   6,031
Corporate debt securities                            8,774                      --
European certificates of deposit                        --                   4,004
U.S. Government notes                                3,000                      --
Other debt securities                                   --                   1,035
                                                 ---------               ---------
       Total short-term investments              $  11,774               $  21,865
                                                 =========               =========

         INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories are composed of test equipment.

         PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment is stated at cost. Depreciation and amortization are provided over the following estimated useful lives, by the straight-line method.

   Buildings                                 31 years
   Leasehold and building improvements       Shorter of the lease term or the
                                             estimated useful  life
   Equipment                                 3 - 6 years
   Furniture and fixtures                    3 - 5 years

         FINANCIAL INSTRUMENTS
         The Company has an authorized stock repurchase program. In total, as of December 30, 1995, the Company had authorized the repurchase of 34.1 million shares of which approximately 26.8 million shares had been repurchased. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions.

         Since 1994, as part of its authorized repurchase program, the Company sold 10.1 million put warrants through private placement. As of December 30, 1995, 7.5 million of these warrants had expired out of the money. The remaining outstanding 2.6 million warrants entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $24.09 to $33.03 per share. Additionally, during this same period, the Company purchased approximately 7.6 million call options that entitle the Company to buy on a specified date one share of common stock at a specified price. As of December 30, 1995, the Company had repurchased 5.6 million common shares pursuant to the exercise of call options for $72.8 million. The remaining 2.0 million outstanding call options range in price from $24.17 to $33.37 per share.

         The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock.

         At December 30, 1995, the fair value of these call options was approximately $31.2 million and the fair value of the put warrants was approximately $.9 million. The put warrants and call options outstanding at December 30, 1995 are exercisable on various dates through April 1996. Fair value of put warrants and call options was estimated by the Company's investment bankers.

         At December 30, 1995, the Company had both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

         The Company enters into foreign currency forward exchange contracts ("forward contracts") to hedge the impact of foreign currency fluctuations. Due to the short-term nature of these forward contracts, the unrealized gains and losses were not material at December 30, 1995 and will be recorded when realized. The estimated fair value for foreign exchange contracts is primarily based on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. The estimated fair value at December 30, 1995 and December 31, 1994 was negligible. The notional amount of the forward contracts was approximately $30.0 million at December 30, 1995. These contracts expired on January 31, 1996.

         For certain of the Company's financial instruments, including cash and cash investments, short-term investments and debt, the carrying amounts approximate fair value due to their short-term nature.

         The estimated fair values discussed above may not be representative of actual values that could have been realized as of year-end or that will be realized in the future.

         CONCENTRATION OF CREDIT RISK
         Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash investments, short-term investments, accounts receivable, foreign exchange forward contracts, and call options purchased in conjunction with its stock repurchase program. The Company's investment policy limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited due to the varied customers comprising the Company's customer base and their dispersion across geographies. Credit exposure related to the forward contracts is limited to the unrealized gains on these contracts. Credit exposure on call options is limited to the unrealized gains on the option contracts. All financial instruments are executed with financial institutions with strong credit ratings which minimizes risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment related to its financial instruments.

         NEW ACCOUNTING STANDARD
         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" which will be effective for the Company's 1996 fiscal year. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company plans to continue to account for stock-based compensation arrangements under APB Opinion No. 25, and therefore does not anticipate SFAS No. 123 will have a material impact on its financial position, results of operations or cash flows.

OTHER INCOME (EXPENSE)

                                                            1995              1994            1993
                                                            ----              ----            ----
                                                                      (In thousands)

Interest income                                       $    4,854        $    3,262      $    3,159
Interest expense                                          (2,222)           (1,045)           (723)
Gain on sale of IMS stock                                 18,873                --              --
Gain on sale of investment                                    --             4,196              --
Loss on disposal of division (see Unusual Items)              --                --          (5,972)
Minority interest income (expense)                        (1,341)             (485)
                                                                                               134
Loss on foreign exchange                                    (117)             (204)           (281)
Other expense, net                                        (2,810)             (908)           (681)
                                                       ---------        ----------      ----------

     Total other income (expense)                      $  17,237        $    4,816      $   (4,364)
                                                       =========        ==========      ==========

BALANCE SHEET COMPONENTS



                                                                                             1995                     1994
                                                                                             ----                     ----
                                                                                                 (In thousands)
Inventories
    Raw materials and supplies                                                         $    2,335               $    1,268
    Work-in-process                                                                         3,825                    2,250
    Finished goods                                                                          2,043                    1,619
                                                                                       ----------               ----------

         Total inventories                                                             $    8,203               $    5,137
                                                                                       ==========               ==========

Property, Plant and Equipment
     Land                                                                              $   38,848               $   38,848
     Buildings                                                                             38,612                   38,612
     Leasehold and building improvements                                                   23,349                   22,442
     Equipment                                                                            108,911                  101,087
     Furniture and fixtures                                                                19,834                   19,762
                                                                                       ----------               ----------
         Total cost                                                                       229,554                  220,751
     Less: Accumulated depreciation and amortization                                      105,451                   98,687
                                                                                       ----------               ----------

         Property, plant and equipment, net                                            $  124,103               $  122,064
                                                                                       ==========               ==========

Software Development Costs
     Cost                                                                              $   47,944               $   57,921
     Less: Accumulated amortization                                                        22,151                   30,089
                                                                                       ----------               ----------

         Software development costs, net                                               $   25,793               $   27,832
                                                                                       ==========               ==========

Purchased Software and Intangibles
     Cost                                                                              $   23,086               $   28,242
     Less: Accumulated amortization                                                        14,818                   17,685
                                                                                       ----------               ----------

          Purchased software and intangibles, net                                      $    8,268               $   10,557
                                                                                       ==========               ==========

Accrued Liabilities
     Payroll and payroll related accruals                                              $   48,668               $   35,452
     Other accrued liabilities                                                             25,739                   20,907
                                                                                       ----------               ----------

          Total accrued liabilities                                                    $   74,407               $   56,359
                                                                                       ==========               ==========


INTEGRATED MEASUREMENT SYSTEMS, INC. INITIAL PUBLIC OFFERING

         In July 1995, the Company and its wholly owned subsidiary, Integrated Measurement Systems, Inc. ("IMS") sold to the public approximately 3.0 million shares of common stock at $11 per share in a registered initial public offering. Of these shares, approximately .4 million were sold by IMS and approximately 2.6 million were sold by the Company as the sole selling stockholder of IMS. The sale generated net proceeds to the Company, after underwriting expenses, discounts, commissions and other expenses, of approximately $26.6 million and a pre-tax gain of approximately $18.9 million, which is reflected as other income in the accompanying statement of income. The Company also recognized a $.7 million unrealized gain, net of taxes, which was recorded in stockholders' equity. IMS received net proceeds of approximately $3.3 million. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to approximately 55%. The minority interest liability of $10.6 million related to IMS is recorded in minority interest liability in the accompanying December 30, 1995 balance sheet.

ACQUISITIONS

         REDWOOD DESIGN AUTOMATION

         In August 1994, the Company acquired the business and certain assets of Redwood Design Automation, Inc. ("Redwood") for approximately .6 million shares of the Company's common stock valued at $4.6 million. Prior to the acquisition of Redwood, the Company advanced $1.8 million to Redwood which was not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic systems design. The acquisition was accounted for as a purchase and accordingly, the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. This one-time charge was reflected in the Company's 1994 statement of income as an unusual item within operating expenses. The remaining intangibles of $2.1 million are included in purchased software and intangibles in the accompanying balance sheets and are being amortized over their useful life of two years.

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

                                                                                              1994                  1993
                                                                                              ----                  ----
                                                                                                   (In thousands)
Revenue                                                                                   $429,658              $368,935
Net income (loss)                                                                         $ 33,531              $(19,051)
Net income (loss) per share                                                               $    .51              $   (.29)
Weighted average common and common equivalent shares
      outstanding                                                                           66,314                65,219

         REAL ESTATE PARTNERSHIPS

         In March 1994, the Company acquired all third-party interests in two real estate partnerships in which it was a 46.5% and 80% limited partner, respectively, for approximately $8.7 million in cash and the assumption of a secured construction loan of approximately $23.5 million. The Company leased buildings from one of the limited partnerships, and the second limited partnership owned unencumbered land adjacent to the leased property. The Company repaid the secured construction loan in May 1994.

         In October 1994, the Company acquired all third-party interests in a third real estate partnership in which it was a 49% limited partner for approximately $5.9 million in cash. The partnership owns land and buildings which are leased to the Company and were subject to a secured note in the amount of approximately $23.7 million which the Company repaid in October 1995.

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
                                                                        ========

         COMDISCO SYSTEMS, INC.

         In June 1993, the Company acquired the business and certain assets of Comdisco Systems, Inc. ("Comdisco"), a subsidiary of Comdisco, Inc., in exchange for approximately 1.6 million shares of the Company's common stock and a warrant to purchase approximately 1.9 million shares of the Company's common stock valued in total at $10.9 million. The acquisition was accounted for as a purchase. Accordingly, the results of Comdisco from the date of acquisition forward have been recorded in the Company's consolidated financial statements. Comparative pro forma information has not been presented as the results of operations of Comdisco are not material to the Company's consolidated financial statements. The acquisition costs include amounts paid for the net tangible assets of Comdisco and purchased software and other intangibles. The cost in excess of net assets acquired was $6.5 million which is being amortized over seven years and is included in purchased software and intangibles in the accompanying balance sheets.

         In connection with the acquisition, net assets acquired were as follows (in thousands):

Trade accounts receivable and other current assets                           $ 4,381
Purchased software and other intangibles                                       6,500
Property, equipment and other long-term assets                                 1,909
Liabilities assumed                                                           (1,887)
                                                                             -------

        Net assets acquired in exchange for capital stock                    $10,903
                                                                             =======

UNUSUAL ITEMS

         Unusual items included within operating expenses are described below. No unusual items were recorded during 1995.

                                                                        1994       1993          1992           1991
                                                                        ----       ----          ----           ----
                                                                                       (In thousands)

Write-off of in-process research and development                     $ 4,653    $    --         $  --        $    --
Provision for settlement of ligation                                  10,054         --            --             --
Loss (income) from operations of disposed division                        --      6,200          (253)         5,335
Restructuring costs                                                       --     13,450            --         49,901
                                                                     -------    -------          ----        -------
       Total unusual items                                           $14,707    $19,650         $(253)       $55,236
                                                                     =======    =======         =====        =======

         PROVISION FOR SETTLEMENT OF LITIGATION

         In April 1994, the Company entered into agreements to settle two class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the Company's operating expenses is the net settlement cost of approximately $9.0 million plus approximately $1.0 million for related legal costs.

         LOSS (INCOME) FROM OPERATIONS OF DISPOSED DIVISION

         In December 1993, the Company sold its Automated Systems ("ASI") division. ASI was sold for a nominal amount of cash and future royalties. During 1994, ASI filed for Chapter 11 bankruptcy and in 1995, the royalty terms were renegotiated. However, it is unknown if the Company will ultimately receive any such royalties.

         In light of the nominal proceeds received, the sale of ASI resulted in a loss on disposal of approximately $6.0 million. The loss was due principally to the loss on the sale of the net operating assets, as well as amounts accrued for estimated costs to be incurred in connection with the disposal. As of December 30, 1995 and December 31, 1994, respectively, the Company had recorded approximately $.9 million and $.9 million in accrued liabilities and approximately $1.0 million and $1.1 million in other long-term liabilities for liabilities associated with the disposed division.

         The Company had previously reported the operating results of ASI as a discontinued operation in the statement of income. In connection with the filing of a registration statement on Form S-3 to register common stock issued to the stockholders of Comdisco and Redwood, the Securities and Exchange Commission reviewed the Company's 1993 financial statements and requested that the results of operations and the loss on disposal of ASI be reclassified as components of continuing operations since ASI was not deemed a major line of business. As a result, the Company has classified the respective income and loss from operations of the disposed division as unusual items within operations in the accompanying statements of income. The loss of $6.0 million on disposal of the division is classified in other income (expense) in the accompanying 1993 statement of income. Revenue from this division was approximately $11.2 million for the year ending December 31, 1993.

         RESTRUCTURING COSTS

         In March 1993, the Company recorded restructuring costs of approximately $13.5 million associated with a planned restructure of certain areas of sales, operations and administration due to business conditions. The restructuring charge included approximately $4.5 million for employee terminations. The Company terminated approximately 270 employees at an actual total cost of approximately $4.6 million. In addition, the restructuring charge included approximately $3.5 million for excess facilities and approximately $2.1 million for the write-off of purchased software and intangibles arising from required adjustments to the Company's cost structure necessitated by lower revenue levels. Substantially all of the excess facilities accrual was utilized by December 31, 1993. The restructuring charge also included an additional provision for doubtful accounts of approximately $3.0 million, which was utilized by December 31, 1993 and write-off of certain software development costs of $.4 million resulting from changes in the systems product strategy.

NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consisted of the following:

                                                      1995               1994
                                                      ----               ----
                                                          (In thousands)
Capital lease obligations                           $3,116            $ 4,840
Secured mortgage (Paid in full in October 1995)         --             23,670
                                                    ------            -------
       Total                                         3,116             28,510
Less: Current portion                                1,497             26,412
                                                    ------            -------
Long-term debt                                      $1,619            $ 2,098
                                                    ======            =======

LEASES

         Equipment and facilities are leased under various capital and operating leases expiring on different dates through the year 2008. Certain of these leases contain renewal options. Rental expense was approximately $10.7 million, $19.0 million and $20.0 million for 1995, 1994 and 1993, respectively.

         In connection with a previous merger, the Company has closed certain facilities and, accordingly, has accrued for estimated future minimum rent and maintenance costs related to these facilities. Total costs accrued at December 30, 1995 were $7.9 million of which $2.4 million was included in accrued liabilities and approximately $5.5 million was included in other long-term liabilities in the accompanying balance sheet.

         At December 30, 1995, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

                                                              Capital        Operating
                                                               Leases           Leases
                                                              -------        ---------
For the years:                                                     (In thousands)
1996                                                           $1,802          $13,235
1997                                                            1,040           12,758
1998                                                              476            7,634
1999                                                              298            3,982
2000                                                              192            2,980
Thereafter                                                         --            4,026
                                                               ------          -------
Total lease payments                                            3,808          $44,615
                                                                               =======

Less: Amount representing interest (Average rate of 8.7%)         692
                                                               ------
Present value of lease payments                                 3,116
Less: Current portion                                           1,497
                                                               ------
Long-term portion                                              $1,619
                                                               ======

         The cost of equipment under capital leases included in the balance sheet as property, plant and equipment at December 30, 1995 and December 31, 1994 was approximately $12.6 million and $17.9 million, respectively. Accumulated amortization of the leased equipment at December 30, 1995 and December 31, 1994 was approximately $10.1 million and $13.9 million, respectively.

LINE OF CREDIT

         The Company's majority-owned subsidiary, IMS, has a revolving line of credit with a bank allowing for maximum borrowings of $10.0 million with interest at the bank's prime rate, interbank offering rates plus 1.25%, or banker's acceptance plus 1.25%, at the borrower's option. There were no outstanding borrowings at December 30, 1995 under this agreement. At December 30, 1995, IMS was in full compliance with all covenants and conditions in the agreement. The line of credit expires April 30, 1997.

COMMITMENTS AND CONTINGENCIES

         As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $25 million will be made over the next three to four years.

         The Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, contract law and employee relations matters.

         The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (formerly known as ArcSys, Inc., "Avant!") and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

         On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, alleging, inter alia, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anti competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The counterclaim also alleges that certain unspecified Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously.

         Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

STOCKHOLDERS' EQUITY

         STOCK SPLIT

         In October 1995, the Company's Board of Directors effected a three-for-two stock split payable in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders. Par value remained at $0.01 per share. The stock split resulted in the issuance of approximately 25.2 million additional shares of common stock from authorized but unissued shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

         EMPLOYEE STOCK OPTION PLANS

         The Company's Employee Stock Option Plan (the "Plan") provides for the issuance of either incentive or nonqualified options at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the Plan become exercisable over periods of one to four years and expire five to ten years from the date of grant. During 1993 holders of the Company's options were given the opportunity to exchange previously granted stock options for new common stock options exercisable at $5.87 per share, the fair market value of the common stock on the date of exchange. Under the terms of the new options, one-third of the shares vest one year from the date of grant and the remaining shares vest in 24 equal monthly installments. Options to purchase 7,284,039 shares were exchanged.

         During 1993, the Company adopted a Non-Statutory Stock Option Plan (the "Non-Statutory Plan"). Options granted under the Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date and the remaining shares vesting in 36 equal monthly installments. The options granted under the Non-Statutory Plan generally expire ten years from the date of grant.

         In 1995, the Company's Board of Directors' authorized an additional 4.5 million shares to be issued under the 1993 Non-Statutory Plan. Since directors and officers of the Company are not eligible to receive options under the Non-Statutory Plan, stockholder approval is not required nor will it be sought.

         The Company has assumed certain options granted to former employees of acquired companies ("Acquired Options"). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

         Combined activity with respect to all employee stock option plans was as follows:

                                                                        1995                  1994               1993
                                                                        ----                  ----               ----
Options outstanding at beginning of the year                          14,836,524            16,296,483         11,752,427
Granted                                                                4,164,970             3,009,810         14,184,242
Exercised ($.28 per share to $17.54 per share)                        (4,383,800)           (2,286,668)          (825,077)
Canceled                                                              (1,324,134)           (2,183,101)        (8,815,109)
                                                                   -------------         -------------      -------------
Options outstanding at end of the year                                13,293,560            14,836,524         16,296,483
                                                                   =============         =============      =============

Range of exercise price of outstanding options at end
     of the year                                                   $.28 - $38.94         $.28 - $18.29      $.28 - $19.17
                                                                   =============         =============      =============

Options exercisable at end of the year                                 5,861,833             6,680,691          3,669,603
                                                                   =============         =============      =============

Options available for future grant                                     4,665,241             3,027,885          3,831,959
                                                                   =============         =============      =============

         OPTION AGREEMENTS

         The Company occasionally has issued options outside of the Plan. As of December 30, 1995, options to purchase 60,470 shares were outstanding under these agreements, of which 51,641 were exercisable at prices ranging from $6.21 to $7.83 per share.

         DIRECTORS STOCK PLANS

         The Company's Board of Directors has adopted the 1988, 1993 and 1995 Directors Stock Option Plans (the "Directors Plans") in the indicated years. The 1995 Directors Plan is subject to stockholder approval, which will be sought at the 1996 stockholders' meeting. The Company has reserved 1,117,500 shares of common stock for issuance under these plans. The Directors Plans provide for the issuance of nonqualified stock options to nonemployee directors of the Company with an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plans have a term of up to ten years. Certain of the option grants vest one year from the date of grant and certain other option grants vest one-third one year from the date of grant and two-thirds ratably over the subsequent two years. As of December 30, 1995, options to purchase 362,500 shares of common stock at $6.21 to $36.44 per share were outstanding under the Directors Plans, of which options for 166,552 shares were exercisable at prices ranging from $6.21 to $14.42 per share. Options to purchase 378,890 shares are available for future grant under the Directors Plans. Options to purchase 233,610 shares of common stock have been exercised and 142,500 have expired as of December 30, 1995 under the Directors Plans. No additional options will be granted under the 1988 Directors Plan.

         EMPLOYEE STOCK PURCHASE PLANS

         The Company has reserved 4,500,000 shares of common stock for issuance under the 1990 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP the Company's employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semiannual option periods. For 1995, 1994 and 1993, shares issued under the plan were 663,152, 962,982 and 731,912, respectively.

         WARRANT

         In connection with the purchase of the business and certain assets of Comdisco, the Company issued a warrant to purchase 1,950,000 shares of the Company's common stock at $9.67 per share. During 1995, the Company repurchased portions of the warrant applicable to 1,770,000 shares for approximately $17.2 million. The warrant for the remaining 180,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at the time of issuance at approximately $1.8 million and was included as part of the total purchase price of Comdisco.

         RESERVED FOR FUTURE ISSUANCE

         As of December 30, 1995, the Company has reserved the following shares of authorized but unissued common stock for future issuance:

Employee stock option plans                                        17,958,801
Other option agreements                                                60,470
Directors stock option plans                                          741,390
Employee stock purchase plan                                        1,300,229
Put warrants                                                        2,608,126
Comdisco warrant                                                      180,000
                                                                   ----------
       Total                                                       22,849,016
                                                                   ==========

         STOCKHOLDER RIGHTS PLAN

         On February 9, 1996, the Company adopted a new Stockholder Rights Plan (the "Preferred Rights Plan") to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock ("the Right"), par value $.01 per share of the Company at a price of $240 per one one-thousandth of a share subject to adjustment. The Rights are subject to redemption at the option of the Board of Directors at a price of $.01 per Right until the occurrence of certain events. The Rights expire on February 20, 2006.

         Concurrent with the adoption of the Preferred Rights Plan, the Board of Directors amended the Company's 1989 Stockholder Rights Plan to provide for the expiration of the rights thereunder effective February 9, 1996.

INCOME TAXES

         The provision for income taxes consisted of the following components:

                                                            1995         1994              1993
                                                            ----         ----              ----
                                                                      (In thousands)
Current
    Federal                                              $11,954       $ 4,624          $   730
    State                                                  4,095           881              180
    Foreign                                               16,085         8,815            8,939
                                                         -------       -------          -------
Total current                                             32,134        14,320            9,849
                                                         -------       -------          -------
Deferred (prepaid)
    Federal                                                4,989        (1,103)          (1,749)
    State                                                    201          (384)          (1,220)
    Foreign                                                  503          (618)          (6,880)
                                                         -------       -------          -------
Total deferred (prepaid)                                   5,693        (2,105)          (9,849)
                                                         -------       -------          -------
      Total provision for income taxes                   $37,827       $12,215          $    --
                                                         =======       =======          =======

         Income (loss) before income taxes for 1995, 1994 and 1993 included income of approximately $34.2 million, $19.2 million and $9.2 million, respectively, from the Company's foreign subsidiaries.

         The provision for income taxes is net of the benefit of operating loss carryforwards totaling $9.7 million, $20.8 million and $2.8 million, for 1995, 1994 and 1993, respectively.

         The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                 1995            1994               1993
                                                                                 ----            ----               ----
                                                                                            (In thousands)
Provision (benefit) computed at federal statutory rate                       $ 47,284        $ 17,074            $(4,473)
State income tax, net of federal tax effect                                     2,662             572                117
Change in valuation allowance                                                 (19,999)        (10,457)             7,172
Research and development tax credit                                              (494)           (379)            (1,270)
Foreign income tax at a higher rate                                             2,129              --                 --
Foreign tax credit                                                               (769)           (446)            (6,958)
Foreign withholding taxes                                                       3,414           3,446              6,958
Amortization of goodwill                                                          390           2,398                372
Other                                                                           3,210               7             (1,918)
                                                                             --------        --------            -------

Provision for income taxes                                                   $ 37,827        $ 12,215            $    --
                                                                             ========        ========            =======
Effective tax rate                                                                 28%             25%                --%
                                                                             ========        ========            =======

         The components of deferred tax assets and liabilities consisted of the following:

                                                                              1995            1994
                                                                              ----            ----
                                                                               (In thousands)
Deferred tax assets:
     Merger reserves                                                      $  3,394        $  3,829
     Net operating losses                                                    6,202          19,146
     Tax credits                                                            32,845          33,910
     Other                                                                  20,125          14,650
                                                                          --------        --------
Total deferred tax assets                                                   62,566          71,535
    Valuation allowance-provision for income taxes                         (13,549)        (33,548)
    Valuation allowance-equity and intangibles                             (34,223)        (19,713)
                                                                          --------        --------

Net assets                                                                  14,794          18,274
                                                                          --------        --------

Deferred tax liabilities:

    Capitalized software                                                   (10,091)        (11,233)
    Other                                                                   (7,273)         (3,970)
                                                                          --------        --------
Total deferred tax liabilities                                             (17,364)        (15,203)
                                                                          --------        --------

Total net deferred tax (liabilities) assets                               $ (2,570)       $  3,071
                                                                          ========        ========

         The Company has recorded deferred tax assets of $62.6 million offset by a valuation allowance of $47.8 million. Certain of these deferred tax assets will affect equity and intangibles and will not be available to offset future provisions for income taxes and are identified in the above table as "valuation allowance-equity and intangibles". Realization of the net deferred tax assets of $14.8 million is dependent on generating sufficient taxable income prior to the expiration of the loss and tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets of $14.8 million will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

         The net valuation allowance decreased by $5.5 million in 1995. The increase in valuation allowance-equity and intangibles of $14.5 million is due to an increase in the tax benefits related to stock option exercises which are required to be credited to equity in future periods. This increase in the valuation allowance-equity and intangibles was offset by a decrease in the valuation allowance-provision for income taxes of $20.0 million due to the realization of net operating losses and tax credits generated in prior years.

         The remaining net operating loss carryforwards will expire at various dates from 1997 through 2008 and tax credit carryforwards will expire at various dates from 1996 through 2010.

         The Company's federal income tax returns for 1989 through 1991 have been examined by the Internal Revenue Service ("IRS"). Tax credits of $15.6 million have been disallowed by the IRS. The Company is contesting these adjustments and is pursuing administrative remedies. Management believes that adequate provision has been made for any deficiency that may result from this examination and that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations.

OPERATIONS BY GEOGRAPHIC AREA

         The Company operates primarily in one industry segment; the development and marketing of computer-aided design software and related services. The Company's products have been marketed internationally through distributors and through the Company's subsidiaries in Europe and Asia/Pacific. Intercompany revenue results from licenses that are based on a percentage of the subsidiaries' revenue from unaffiliated customers. The following table presents a summary of operations by geographic area.

                                                           1995             1994             1993
                                                           ----             ----             ----
                                                                     (In thousands)
Revenue
      Domestic operations(1)                          $ 440,618        $ 344,696        $ 298,366
      European operations                                97,596           79,404           73,181
      Asia/Pacific operations                           107,556           86,022           69,320
      Eliminations                                      (97,352)         (81,050)         (72,244)
                                                      ---------        ---------        ---------
Consolidated                                          $ 548,418        $ 429,072        $ 368,623
                                                      =========        =========        =========

Intercompany revenue (eliminated in consolidation)
     Domestic operations                              $  58,719        $  58,837        $  54,224
     European operations                                 15,893            9,495            9,494
     Asia/Pacific operations                             22,740           12,718            8,526
                                                      ---------        ---------        ---------
Consolidated                                          $  97,352        $  81,050        $  72,244
                                                      =========        =========        =========
Income (loss) from operations
     Domestic operations                              $  85,308        $  25,763        $ (15,124)
     European operations                                  9,705            7,412            4,107
     Asia/Pacific operations                             22,847           10,872            2,602
                                                      ---------        ---------        ---------
Consolidated                                          $ 117,860        $  44,047        $  (8,415)
                                                      =========        =========        =========

Identifiable assets
    Domestic operations                               $ 396,676        $ 368,226        $ 339,897
    European operations                                  50,303           56,343           50,186
    Asia/Pacific operations                              63,680           42,095           52,401
    Eliminations                                       (136,624)        (105,616)        (103,183)
                                                      ---------        ---------        ---------
Consolidated                                          $ 374,035        $ 361,048        $ 339,301
                                                      =========        =========        =========

(1) Domestic operations revenue includes export revenue of approximately $14.7 million, $12.9 million and $10.1 million to Europe for 1995, 1994 and 1993, respectively, and approximately $90.6 million, $65.4 million and $49.0 million to Asia/Pacific for 1995, 1994 and 1993, respectively.

                                  SCHEDULE II

                          CADENCE DESIGN SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                        Additions
                                           Balance at   Charged to  Deductions       Balance at
                                          Beginning of  Costs and      From            End of
            Description                      Period      Expenses    Reserves          Period
            -----------                      ------      --------    --------          ------
Year Ended December 30, 1995
   Allowance for doubtful accounts           $4,905       $4,827    $(2,312)(1)        $7,420
   Accrued costs for disposed division          874           --         (9)(4)           865

Year Ended December 31, 1994
   Allowance for doubtful accounts           $3,471       $2,178    $  (744)(1)        $4,905
   Accrued restructuring costs                3,669           --     (3,669)(2)            --
   Accrued costs for disposed division        1,373           --       (499)(4)           874

Year Ended December 31, 1993
   Allowance for doubtful accounts           $3,154       $5,648    $(5,331)(1)        $3,471
   Accrued restructuring costs                4,658        7,210     (8,199)(2)         3,669
   Accrued costs for disposed division           --        3,382     (2,009)(3)         1,373

(1) Uncollectible accounts written-off
(2) Incurred severance and facilities costs relating to the Company's restructuring and a reclassification of $3,500 in 1993 from accrued operating lease obligations to lease liabilities.
(3) Reflects a reclassification of $2,009 from accrued liabilities to other noncurrent liabilities.
(4) Incurred severance and facilities costs relating to the Company's disposal of a division.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 27, 1996.

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

NAME/TITLE                                                        DATE
----------                                                        ----
PRESIDENT, CHIEF EXECUTIVE OFFICER
    AND DIRECTOR


/s/ Joseph B. Costello                                            March 27, 1996
-----------------------------------------------------
Joseph B. Costello


CHIEF FINANCIAL OFFICER


/s/ H. Raymond Bingham                                            March 27, 1996
-----------------------------------------------------
H. Raymond Bingham


CONTROLLER (Chief Accounting Officer)


/s/ William Porter                                                March 27, 1996
-----------------------------------------------------
William Porter

ADDITIONAL DIRECTORS


/s/ Carol Bartz                                                March 27, 1996
-----------------------------------------------------
Carol Bartz


/s/ Henry E. Johnston                                          March 27, 1996
-----------------------------------------------------
Henry E. Johnston


/s/ Donald L. Lucas                                            March 27, 1996
-----------------------------------------------------
Donald L. Lucas


/s/ Dr. Leonard Y. W. Liu                                      March 27, 1996
-----------------------------------------------------
Dr. Leonard Y. W. Liu


/s/ Dr. Alberto Sangiovanni-Vincentelli                        March 27, 1996
-----------------------------------------------------
Dr. Alberto Sangiovanni-Vincentelli


/s/ George M. Scalise                                          March 27, 1996
-----------------------------------------------------
George M. Scalise


/s/ Dr. John B. Shoven                                         March 27, 1996
-----------------------------------------------------
Dr. John B. Shoven


/s/ James E. Solomon                                           March 27, 1996
-----------------------------------------------------
James E. Solomon

EXHIBIT
 NUMBER                              EXHIBIT TITLE                                             LOCATION
 ------                              -------------                                             --------
  3.01       (a)   The Registrant's Certificate of Incorporation, as filed with the
             Secretary of State of the State of Delaware on April 8, 1987
             (incorporated by reference to Exhibit 3.01 to the Registrant's
             Form S-1 Registration Statement (No. 33-13845) originally filed on April 29, 1987 (the "1987 Form S-1")).

             (b) The Registrant's Certificate of Retirement of Stock as filed with the Secretary of State of the State of Delaware on September 28, 1987 (incorporated by reference to Exhibit 3.01(b) to the Registrant's Form S-4 Registration Statement (No.
             33-20724) originally filed on February 25, 1988).

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

  4.01       Specimen Certificate of the Registrant's Common Stock
             (incorporated by reference to Exhibit 4.01 to the 1991 Form
             S-4).

  4.02       Rights Agreement, dated as of February 9, 1996, between the
             Company and Harris Trust and Savings Bank which includes as exhibits thereto the Certificate of Designations for the Series A
             Junior Participating Preferred Stock, the form of Right
             Certificate and the Summary of Rights to Purchase Preferred
             Shares (incorporated by reference to Exhibit 1A, 1B and 1C to the Registrant's Form 8-K filed February 9, 1996.)

 10.01       The Registrant's 1987 Stock Option Plan, as amended to date,
             (incorporated by reference to Exhibit 4.01 to the Registrant's
             Form S-8 Registration Statement (No. 33-53913) filed on May 31,
             1994 (the "1994 Form S-8")).*

EXHIBIT
 NUMBER                              EXHIBIT TITLE                                                  LOCATION
 ------                              -------------                                                  --------
 10.02       Form of Stock Option Agreement and Form of Stock Option Exercise Request, as
             currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration
             Statement (No. 33-22652) filed on June 20, 1988).*

 10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Stock Option Exercise
             Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 to the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to
             Exhibit 10.08 - 10.10 to the Registrant's 1988 Form S-1).*

 10.04       The Registrant's 1993 Directors Stock Option Plan including the
             Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8).*

 10.05       The Registrant's 1995 Directors Stock Option Plan including the Stock Option
             Grant. *                                                                                  51

 10.06 The Registrant's 1990 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 4.03 of the 1994 Form
             S-8).*

 10.07       The Registrant's Senior Executive Bonus Plan for 1995
             (incorporated by reference to Exhibit 10.08 of the Registrant's
             Form 10-K for the fiscal year ended December 31, 1994 (the "1994
             Form 10-K")).*

 10.08       The Registrant's Senior Executive Bonus Plan for 1996.*                                   58

 10.09       The Registrant's Chief Executive Officer Bonus Plan for 1996.*                            59

 10.10       The Registrant's Deferred Compensation Plan for 1994 (incorporated by reference to Exhibit 10.09 to the 1994 Form 10-K).*

 10.11       The Registrant's 1996 Deferred Compensation Venture Investment Plan.*                     61

 10.12       Amended and Restated Lease, dated June 29, 1989, by and between
             River Oaks Place Associates ("ROPA"), a California limited partnership, and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California
             (incorporated by reference to Exhibit 10.14 to the Registrant's
             Form 10-K for the fiscal year ended December 31, 1990 (the "1990
             Form 10-K")).

 10.13 Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575 River Oaks Parkway, San
             Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

EXHIBIT
 NUMBER                              EXHIBIT TITLE                                                 LOCATION
 ------                              -------------                                                 --------
 10.14       Lease dated June 29, 1989 by and between ROPA and the Registrant for the
             Registrant's offices at 535 and 545 River Oaks Parkway, San
             Jose, California (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

 10.15 Lease dated September 3, 1985 by and among the Richard T. Peery and John Arrillaga Separate Property Trusts ("P/A Trusts") and
             Valid Logic Systems Incorporated ("Valid") (which merged into the Registrant) for the Registrant's offices at 75 West Plumeria
             Avenue, San Jose, California (incorporated by reference to
             Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the "1990 Valid Form 10-K")).

 10.16       Amendment Number 1, dated March 2, 1988, to Lease Agreement for
             75 West Plumeria Avenue, San Jose, California, by and among
             Valid and the P/A Trusts (incorporated by reference to Exhibit
             10.17 to the 1990 Valid Form 10-K).

 10.17       Lease dated December 19, 1988 by and among the P/A Trusts and
             Valid for the Registrant's offices at 2835 North First Street,
             San Jose, California (incorporated by reference to Exhibit 10.18 to the 1990 Valid Form 10-K).

 10.18       Lease dated September 3, 1985 by and among the P/A Trusts and
             Valid for the Registrant's offices at 2820 Orchard Parkway, San
             Jose, California (incorporated by reference to Exhibit 10.14 to the 1990 Valid Form 10-K).

 10.19       Amendment Number 1, dated March 2, 1988, to Lease Agreement for
             2820 Orchard Parkway, San Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the 1990 Valid Form 10-K).

 10.20       Form of Executive Compensation Agreement dated May 1989 between Registrant and
             Mr. Costello (incorporated by reference to Exhibit 10.20 to the Registrant's
             Form S-4 registration statement (No. 33-31673), originally filed on October 18,
             1989).*

 10.21       Offer letter to H. Raymond Bingham dated May 12, 1993
             (incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form
             10-K")).*

 10.22       Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to Exhibit 10.25 to the 1993 Form 10-K).*

 10.23       1993 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.05 to the 1994 Form S-8).*

 10.24 Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the "1994 Second
             Quarter Form 10-Q")).*

EXHIBIT
 NUMBER                              EXHIBIT TITLE                                                 LOCATION
 ------                              -------------                                                 --------
  10.25       Consulting agreement dated October 26, 1993 with Alberto
              Sangiovanni-Vincentelli (incorporated by reference to the 1994 Second Quarter
              Form 10-Q).*

  10.26       Letter agreement dated August 17, 1994 by and among Registrant,
              Morris Management Company (the "General Partner"), and Morris
              Associates VI, L.P. ("Morris") whereby Registrant acquired all of the interests in River Oaks Place Associates, L.P.
              (incorporated by reference to the Registrant's Form 8-K filed
              November 14, 1994).

  10.27       Agreement of Merger and Plan of Reorganization by and among Registrant, Simon
              Software, Inc. and Redwood Design Automation, Inc. ("Redwood") dated as of July
              8, 1994 (incorporated by reference to the Registrant's Form 10-Q/A, Amendment
              Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14, 1994 (the
              "1994 Second Quarter 10-Q/A")).

  10.28 Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Corporation (incorporated by reference to the Registrant's 1994 Second Quarter 10-Q/A).

  10.29       Form of Stock Option Agreement for Registrant's 1993 Non
              Statutory Stock Option Plan (incorporated by reference to the
              Registrant's Form 10-Q for the third quarter ended September 30,
              1994).*

  10.30       Form of Underwriting Agreement in connection with Integrated Measurement
              Systems, Inc. public offering (incorporated by reference to the Registrant's
              Form 10-Q for the third quarter ended September 30, 1995).

  21.01       Subsidiaries of the Registrant                                                         71

  23.01       Consent of Arthur Andersen LLP                                                         72

  27.1        Financial data schedule for the period ended December 30, 1995.

---------
* A management contract or compensatory plan required to be filed as an exhibit to Form 10-K.