Form 10-Q
period 1996-03-30
CADENCE DESIGN SYSTEMS INC
filed 1996-05-14
CIK 813672

                                  -------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 30, 1996
                              -------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------------------------------------

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

At April 30, 1996 there were 77,909,685 shares of the registrant's Common Stock, $0.01 par value outstanding.

                          CADENCE DESIGN SYSTEMS, INC.

                                      INDEX

                                                                               PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets:
                     March 30, 1996 and December 30, 1995                      3

              Condensed Consolidated Statements of Income:
                     Three Months Ended March 30, 1996 and April 1, 1995       4

              Condensed Consolidated Statements of Cash Flows:
                     Three Months Ended March 30, 1996 and April 1, 1995       5

              Notes to Condensed Consolidated Financial Statements             6

Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             9


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                13

Item 5.       Other Information                                                13

Item 6.       Exhibits and Reports on Form 8-K                                 14


Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           March 30,        December 30,
                                                                              1996              1995
                                                                          -----------       ------------
                                                                          (Unaudited)
ASSETS
Current Assets:
Cash and cash investments                                                  $  73,436          $  84,867
Short-term investments                                                         9,722             11,774
Accounts receivable, net                                                      90,908             88,503
Inventories                                                                    6,620              8,203
Prepaid expenses and other                                                    17,698             13,576
                                                                           ---------          ---------

      Total current assets                                                   198,384            206,923

Property, Plant and Equipment, net                                           133,004            124,103
Software Development Costs, net                                               25,644             25,793
Purchased Software and Intangibles, net                                       11,221              8,268
Other Assets                                                                  10,607              8,948
                                                                           ---------          ---------

Total assets                                                               $ 378,860          $ 374,035
                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations                               $   1,420          $   1,497
Accounts payable                                                              17,527             17,592
Accrued liabilities                                                           68,527             74,407
Income taxes payable                                                           9,547             14,524
Deferred revenue                                                             114,460             92,407
                                                                           ---------          ---------

      Total current liabilities                                              211,481            200,427
                                                                           ---------          ---------

Long-Term Liabilities:
Long-term portion of capital lease obligations                                 1,651              1,619
Deferred income taxes                                                          4,701              7,307
Minority interest liability                                                   13,075             12,167
Other long-term liabilities                                                   18,400             18,434
                                                                           ---------          ---------

      Total long-term liabilities                                             37,827             39,527
                                                                           ---------          ---------

Stockholders' Equity:
Common stock and capital in excess of par value                              318,122            299,544
Treasury stock at cost (37,679 and 35,231 shares, respectively)             (338,534)          (290,884)
Retained earnings                                                            150,050            124,471
Accumulated translation adjustment                                               (86)               950
                                                                           ---------          ---------

      Total stockholders' equity                                             129,552            134,081
                                                                           ---------          ---------

Total liabilities and stockholders' equity                                 $ 378,860          $ 374,035
                                                                           =========          =========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended
                                                      -----------------------------------
                                                      March 30,                  April 1,
                                                        1996                       1995
                                                      ---------                  --------
                                                                 (Unaudited)
REVENUE:
Product                                               $ 90,182                   $ 62,110
Service                                                 23,098                     10,477
Maintenance                                             50,150                     43,446
                                                      --------                   --------

      Total revenue                                    163,430                    116,033
                                                      --------                   --------

COSTS AND EXPENSES:
Cost of product                                         10,887                     11,853
Cost of service                                         17,597                      9,213
Cost of maintenance                                      5,155                      3,897
Marketing and sales                                     52,193                     42,220
Research and development                                26,013                     20,863
General and administrative                              13,012                      9,498
                                                      --------                   --------

      Total costs and expenses                         124,857                     97,544
                                                      --------                   --------

INCOME FROM OPERATIONS                                  38,573                     18,489

Other expense, net                                         395                        423
                                                      --------                   --------

Income before provision for income taxes                38,178                     18,066

Provision for income taxes                              12,599                      4,516
                                                      --------                   --------

NET INCOME                                            $ 25,579                   $ 13,550
                                                      ========                   ========

NET INCOME PER SHARE                                  $    .28                   $    .14
                                                      ========                   ========

Weighted average common and common
      equivalent shares outstanding                     91,272                     94,733
                                                      ========                   ========

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Three Months Ended
                                                                           ----------------------------
                                                                           March 30,           April 1,
                                                                             1996               1995
                                                                           ---------           --------
                                                                                    (Unaudited)
CASH AND CASH INVESTMENTS AT
     BEGINNING OF PERIOD                                                   $ 84,867            $ 75,011
                                                                           --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              25,579              13,550
     Adjustments to reconcile net income to net cash
              provided by operating activities:
         Depreciation and amortization                                       12,365              11,496
         Deferred income taxes, noncurrent                                   (2,606)                476
         Write-offs of equipment and other long-term assets                       6                 241
         Increase in other long-term liabilities and minority
              interest expense                                                  895                 582
         Changes in current assets and liabilities:
           Accounts receivable                                               (2,876)             18,277
           Inventories                                                         (270)               (730)
           Prepaid expenses and other                                        (4,258)             (1,501)
           Accrued liabilities and payables                                   4,324              (5,861)
           Deferred revenue                                                  22,496              17,436
                                                                           --------            --------
                  Net cash provided by operating activities                  55,655              53,966
                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Maturities of short-term investments                                 4,072              17,074
         Purchases of short-term investments                                 (2,020)             (8,484)
         Purchases of property and equipment                                (13,616)             (8,150)
         Capitalization of software development costs                        (3,222)             (2,968)
         Purchased software and intangibles
            and other assets                                                 (6,804)             (4,328)
                                                                           --------            --------
                  Net cash used for investing activities                    (21,590)             (6,856)
                                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on capital lease obligations                       (546)             (1,028)
         Sale of common stock                                                 6,450               8,712
         Purchases of treasury stock                                        (50,294)            (21,376)
         Purchase of warrant                                                     --             (12,125)
                                                                           --------            --------
                  Net cash used for financing activities                    (44,390)            (25,817)
                                                                           --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (1,106)              1,616
                                                                           --------            --------

(DECREASE) INCREASE IN CASH AND CASH
   INVESTMENTS                                                              (11,431)             22,909
                                                                           --------            --------

CASH AND CASH INVESTMENTS AT END OF PERIOD                                 $ 73,436            $ 97,920
                                                                           ========            ========

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995.

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

The Company's fiscal year is determined based upon the 52 - 53 week period ending on the Saturday closest to December 31.

         NEW ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" which was adopted by the Company this year. SFAS No. 123 allows companies that have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing rules under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company continues to account for employee stock-based compensation arrangements under APB Opinion No. 25, and therefore SFAS No. 123 did not have a material impact on its financial position, results of operations or cash flows.

         NET INCOME PER SHARE

Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the period (calculated using the modified treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share. Net income per share has been adjusted to retroactively reflect the three-for-two stock split discussed in the Subsequent Events note to the Notes to Condensed Consolidated Financial Statements.

         INVENTORIES

Inventories, which consist primarily of test equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                 March 30,               December 30,
                                                   1996                      1995
                                                -----------              ------------
                                                (Unaudited)
         Raw materials and supplies               $2,312                    $2,335
         Work-in-process                           3,363                     3,825
         Finished goods                              945                     2,043
                                                  ------                    ------
         Total                                    $6,620                    $8,203
                                                  ======                    ======

         COMMITMENTS AND CONTINGENCIES

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

On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, alleging, inter alia, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The counterclaim also alleges that certain unspecified Company insiders engaged in illegal insider trading with respect to Avant!'s stock. On April 12, 1996, Avant! filed a First Amended Counterclaim against the Company and its President and CEO. The Company and its President and CEO continue to believe that each has meritorious defenses to Avant!'s amended counterclaims, and each intends to defend such action vigorously.

On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent Avant! from continuing to market ArcCell and ArcCell XO, two software lines which the Company alleges were misappropriated. A hearing on the motion is anticipated to take place in the third quarter of 1996.

Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

         PUT WARRANTS AND CALL OPTIONS

The Company has an authorized stock repurchase program. In total, as of March 30, 1996, the Company had authorized the repurchase of 55.6 million shares of which approximately 43.0 million shares had been repurchased. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under its employee stock option and stock purchase plans as well as in connection with acquisitions.

Since 1994, as part of its authorized stock repurchase program, the Company sold
15.1 million put warrants through private placement. As of March 30, 1996, 14.4 million of these warrants had expired out of the money. The remaining outstanding .7 million warrants entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $22.00 to $22.02 per share. Additionally, during this same period, the Company purchased approximately 11.4 million call options that entitled the Company to buy on a specified date one share of common stock, at a specified price. As of March 30, 1996, the Company had repurchased 10.8 million common shares pursuant to the exercise of call options for $112.7 million. The remaining .6 million outstanding call options range in price from $22.22 to $22.24 per share.

The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the amounts of the repurchase obligations and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the trading price of the Company's common stock. At March 30, 1996, the Company had both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

         SUBSEQUENT EVENTS

In April 1996, the Company entered into a senior secured revolving credit facility (the "Facility") which allows the Company to borrow up to $120 million through April 1999. The security for the Facility includes the majority of the Company's property, plant and equipment, cash, investments, intangibles, and certain other assets. The Company has the option to pay interest based upon LIBOR (London Interbank Offering Rate) plus 1.5% or the higher of the federal funds effective rate plus .5% or prime. The Company must comply with certain covenants and conditions as defined in the Facility. As of May 10, 1996, the Company had no outstanding borrowings under the Facility.

On May 3, 1996, the Company's Board of Directors declared a three-for-two stock split, payable May 31, 1996, in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders as of the record date, May 16, 1996. Par value remained at $0.01 per share. The stock split will result in the issuance of approximately 26.0 million additional shares of common stock from authorized but unissued shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

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

RESULTS OF OPERATIONS

REVENUE

                                                      March 30, 1996       April 1, 1995       % Change
                                                      --------------       -------------       --------
(In millions)
Product                                                  $ 90.2                 $ 62.1            45%
Service                                                    23.1                   10.5           120%
Maintenance                                                50.1                   43.4            15%
                                                         ------                 ------
      Total revenue                                      $163.4                 $116.0            41%
                                                         ======                 ======
Sources of Revenue as a Percent of Total Revenue

Product                                                     55%                    54%
Service                                                     14%                     9%
Maintenance                                                 31%                    37%

Revenue from international sources was approximately $74.9 million and $63.1 million or 46% and 54% of total revenue for the three months ended March 30, 1996 and April 1, 1995, respectively. The increase in domestic revenue as a percentage of total revenue was attributable to increased sales volume in the product and service areas. During the quarter ended March 30, 1996, there was a negative impact of $2.5 million on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar as compared to the quarter ended April 1, 1995.

Product revenue for the first quarter ended March 30, 1996 increased 45% compared with the same period of the prior year. The increase in product revenue was primarily the result of increased demand for the Company's products which enable customers to meet complex design challenges, including deep sub-micron IC design. This was exemplified by increased sales volume of its custom layout, automatic place and route and verification products.

Service revenue increased significantly in the first quarter of 1996 when compared to the first quarter of 1995. The increase in service revenue was the result of increased demand for the Company's Spectrum Services offerings. Additionally, revenue for the quarter ended March 30, 1996 included a full quarter of revenue related to the March 1995 outsourcing agreement with Unisys Corporation ("Unisys") to assume substantial portions of Unisys' internal silicon design operation.

The increase in maintenance revenue for the quarter ended March 30, 1996 as compared to the quarter ended April 1, 1995, was attributable to an increase in the Company's installed base of products as well as the Company's continued effort toward obtaining customer renewals of maintenance.

COST OF REVENUE

                                                      March 30, 1996        April 1, 1995     % Change
                                                      --------------        -------------     --------
(In millions)
Product                                                   $10.9                 $11.9           (8)%
Service                                                   $17.6                 $ 9.2            91%
Maintenance                                               $ 5.2                 $ 3.9            32%

Cost of Revenue as a Percent of Related Revenue

Product                                                     12%                   19%
Service                                                     76%                   88%
Maintenance                                                 10%                    9%

Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and costs of the Company's automated test equipment ("ATE") hardware business. The decrease in cost of product in absolute dollars and as a percentage of product revenue for the quarter ended March 30, 1996 as compared to the quarter ended April 1, 1995 was primarily due to consolidation of the software release and production process, partly offset by increased cost of revenue associated with its ATE products resulting from higher product demand.

Cost of service revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of service increased in total dollars due to the development of this line of business. Additionally, the costs for the quarter ended March 30, 1996 included a full quarter of expenses related to the March 1995 outsourcing agreement with Unisys Corporation to assume substantial portions of Unisys' internal silicon design operation. As part of this agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and service resources acquired by Cadence are also intended to be used to support other customers' design needs. In the first quarter of 1996, as the Company utilized more of its design and service resources to generate revenue, cost of service as a percentage of service revenue decreased as compared to the prior year. However, until these design and service resources are utilized through additional revenue contracts or until further operating efficiencies are obtained, service gross margins could continue to be adversely affected. Additionally, the cost of integrating new services professionals performing a growing number of service offerings will also put pressure on service gross margins until operating efficiencies are obtained.

Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance increased in total dollars due to additional costs necessary to support a larger installed base.

OPERATING EXPENSES

                                                      March 30, 1996        April 1, 1995     % Change
                                                      --------------        -------------     --------
(In millions)
Marketing and sales                                        $52.2                $42.2            24%
Research and development                                   $26.0                $20.9            25%
General and administrative                                 $13.0                $ 9.5            37%

Expenses as a Percent of Total Revenue

Marketing and sales                                          32%                  36%
Research and development                                     16%                  18%
General and administrative                                    8%                   8%

The increase in marketing and sales expenses was primarily the result of a $9.6 million increase in employee related expenses attributable to increased headcount and increased commissions and sales incentives due to higher bookings. Marketing and sales expenses were favorably impacted by $.7 million in the quarter ended March 30, 1996 as compared to the quarter ended April 1, 1995 as the result of the weakening of certain foreign currencies in relation to the U.S dollar.

The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $29.2 and $23.8 million for the quarters ended March 30, 1996 and April 1, 1995, respectively, representing 18% and 21% of total revenue. The increase of $5.4 million was driven by an increase of $3.0 million of salary related costs due to increased headcount and an increase of $1.3 million in consulting and other outside services costs. Capitalization of software development costs for the quarters ended March 30, 1996 and April 1, 1995 was $3.2 million and $2.9 million, respectively, which represented 11% and 12% of total research and development expenditures made in each of those periods. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

General and administrative expenses increased in the quarter ended March 30, 1996 as compared to the same period of the prior year primarily as a result of higher legal costs of $1.9 million. In addition, the Company incurred higher outside service and consulting costs of $.5 million and increased headcount related expenses.

As compared to the quarter ended April 1, 1995, net other expense was relatively constant at $.4 million for the first quarter ended March 30, 1996.

The Company's estimated annual effective tax rate for fiscal 1996 is 33% as compared to an annual effective tax rate of 28% for fiscal 1995. This estimated increase in the tax rate is based on the limited availability of net operating losses and tax credits and the potential effect of earnings generated in countries which have a tax rate greater than the U.S. tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 1996, the Company's principal sources of liquidity consisted of $83.2 million of cash and short-term investments as compared to $111.2 million at April 1, 1995. In addition, subsequent to March 30, 1996, the Company entered into a three year, $120 million secured revolving line of credit agreement. As of May 10, 1996, the Company had no borrowings under the revolving line of credit.

Cash generated from operating activities increased $1.7 million for the quarter ended March 30, 1996, as compared to the quarter ended April 1, 1995. The increase was due to higher net income and an increase in accrued liabilities and payables; offset by an increase in accounts receivable.

At March 30, 1996, the Company had a working capital deficit of $13.1 million compared with a working capital surplus of $6.5 million at December 30, 1995. The primary reasons for the deficit were increases in deferred revenue of $22.1 million and a decrease in cash and short-term investments of $13.5 million, partly offset by a decrease in accrued liabilities and income taxes payable of $10.9 million. The increase in deferred revenue was attributable to increased maintenance renewals and an increase in deferred product revenue in accordance with the

American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition." The decrease in cash was primarily due to the Company's stock repurchase activity in the quarter ended March 30, 1996. The decrease in accrued liabilities and income taxes payable was due to commissions and incentive bonus payments during the quarter and payment of income taxes.

In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles and the capitalization of software development costs, which combined, represented $23.6 million and $15.4 million of cash used for investing activities in the quarters ended March 30, 1996, and April 1, 1995, respectively.

The Company has an authorized stock repurchase program. In total, as of March 30, 1996, the Company had authorized the repurchase of 55.6 million shares, of which approximately 43.0 million shares had been repurchased. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. Past repurchase activity should not be considered an indicator of future repurchases.

Since 1994, as part of its authorized stock repurchase program, the Company has sold 15.1 million put warrants and purchased 11.4 million call options through private placements. The Company had a maximum potential obligation related to the put warrants at March 30, 1996 to buy back .7 million shares of its common stock at an aggregate price of approximately $16.3 million. The put warrants expired out of the money in April 1996.

Anticipated cash requirements for fiscal 1996 include the purchase of treasury stock through the exercise of the Company's call options and in the open market. The Company repurchased .6 million shares through the exercise of call options during April 1996 at a cost of approximately $12.4 million. Other cash requirements for the remainder of fiscal 1996 include contemplated additions of property, plant and equipment of approximately $45 million.

As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $25 million will be made over the next three to four years. As of March 30, 1996, the Company had contributed approximately $2.0 million, which is reflected in other assets in the accompanying balance sheet.

The Company anticipates that current cash and short-term investment balances, cash flows from operations, and the $120 million revolving line of credit will be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company competes in the highly competitive EDA market which continues to be characterized by aggressive pricing practices, rapid technological change and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost-competitive EDA software products and services, and to bring them to market in a timely manner.

The Company's future operating results are dependent on the Company's ability to successfully implement its strategy to help its customers meet their business objectives by developing custom solutions that leverage and improve the people, process and technology they use for product development. The Company accomplishes this through a combination of technology and services. Inherent in implementing this strategy are a number of risks that the Company must manage and that could affect its future operating results. These risks include the ability to successfully recruit, train and retain its skilled services professionals and the ability to profitably deliver solutions to increasingly complex customer design challenges. Growth of the services business is constrained by the Company's ability to hire and train services professionals to keep pace with demand. The Company's profitability could be adversely affected if it is unable to develop its services business as expected.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, alleging, inter alia, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The counterclaim also alleges that certain unspecified Company insiders engaged in illegal insider trading with respect to Avant!'s stock. On April 12, 1996, Avant! filed a First Amended Counterclaim against the Company and its President and CEO. The Company and its President and CEO continue to believe that each has meritorious defenses to Avant!'s amended counterclaims, and each intends to defend such action vigorously.

On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent Avant! from continuing to market ArcCell and ArcCell XO, two software lines which the Company alleges were misappropriated. A hearing on the motion is anticipated to take place in the third quarter of 1996.

Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 5.   OTHER INFORMATION

On May 3, 1996, the Company's Board of Directors effected a three-for-two stock split, payable May 31, 1996, in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders as of the record date, May 16, 1996. Par value remained at $0.01 per share. The stock split will result in the issuance of approximately 26.0 million additional shares of common stock from authorized but unissued shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following exhibits are filed herewith:

EXHIBIT
NUMBER                                                  EXHIBIT TITLE                                  LOCATION
- -------                                                 -------------                                  --------
10.29              The Registrant's amended and restated 401(k) Plan.                                     16

10.30              Amendment dated May 3, 1996, to Registrant's 1993 Non Statutory Stock
                   Option Plan (incorporated by reference to the Registrant's Form 10-Q for
                   the third quarter ended September 30, 1994).                                           72

10.31              Revolving line of credit dated April 1996, by and between Credit Lyonnais
                   and the Registrant.                                                                    77

27.1               Financial data schedule for the period ended March 30, 1996.

(b)                Reports on Form 8-K

                   On February 16, 1996, Registrant filed a Current Report on Form 8-K, reporting that its Board of Directors had approved a Stockholder Rights
                   Plan and canceled its previous Stockholder Rights Plan established in
                   1989.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CADENCE DESIGN SYSTEMS, INC.
                                     (REGISTRANT)

DATE:             May 10, 1996       By:  /s/ Joseph B. Costello
       -----------------------            ----------------------
                                          JOSEPH B. COSTELLO
                                          President and Chief Executive Officer



DATE:             May 10, 1996       By:  /s/ H. Raymond Bingham
       -----------------------            ----------------------
                                          H. RAYMOND BINGHAM
                                          Executive Vice President
                                          and Chief Financial Officer