Form 10-Q
period 1996-06-29
CADENCE DESIGN SYSTEMS INC
filed 1996-08-12
CIK 813672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             June 29, 1996
                              ------------------------------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------------------------

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

                               Yes  X   No
                                   --      --
At August 2, 1996 there were 77,852,577 shares of the registrant's Common Stock, $0.01 par value outstanding.

                          CADENCE DESIGN SYSTEMS, INC.

                                      INDEX

                                                                                                          PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets:
                        June 29, 1996 and December 30, 1995                                                  1

                 Condensed Consolidated Statements of Income:
                        Three and Six Months Ended June 29, 1996 and July 1, 1995                            2

                 Condensed Consolidated Statements of Cash Flows:
                        Six Months Ended June 29, 1996 and July 1, 1995                                      3

                 Notes to Condensed Consolidated Financial Statements                                        4

Item 2.          Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                        7


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                          11

Item 4.          Submission of Matters to a Vote of Security Holders                                        12

Item 6.          Exhibits and Reports on Form 8-K                                                           13


Signatures                                                                                                  15

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       June 29,              December 30,
                                                                                         1996                    1995
                                                                                      ----------                ---------
                                                                                     (Unaudited)
ASSETS
Current Assets
     Cash and cash investments                                                        $   88,646                $  84,867
     Short-term investments                                                               10,433                   11,774
     Accounts receivable, net                                                             93,955                   88,503
     Inventories                                                                           6,726                    8,203
     Prepaid expenses and other                                                           21,747                   13,576
                                                                                      ----------                ---------
     Total current assets                                                                221,507                  206,923

Property, Plant and Equipment, net                                                       139,117                  124,103
Software Development Costs, net                                                           24,643                   25,793
Purchased Software and Intangibles, net                                                   11,170                    8,268
Other Assets                                                                              16,091                    8,948
                                                                                      ----------                ---------
     Total assets                                                                     $  412,528                $ 374,035
                                                                                      ==========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                                $    3,025                $   1,497
     Accounts payable and accrued liabilities                                             95,300                   91,999
     Income taxes payable                                                                  6,259                   14,524
     Deferred revenue                                                                    115,139                   92,407
                                                                                      ----------                ---------
     Total current liabilities                                                           219,723                  200,427
                                                                                      ----------                ---------
Long-Term Liabilities
     Long-term debt                                                                       19,898                    1,619
     Deferred income taxes                                                                 3,809                    7,307
     Minority interest liability                                                          14,113                   12,167
     Other long-term liabilities                                                          16,494                   18,434
                                                                                      ----------                ---------
     Total long-term liabilities                                                          54,314                   39,527
                                                                                      ----------                ---------
Stockholders' Equity:
     Common stock and capital in excess of par value                                     332,167                  299,544
     Treasury stock at cost (38,686 and 35,231 shares,
        respectively)                                                                   (369,413)                (290,884)
     Retained earnings                                                                   176,728                  124,471
     Accumulated translation adjustment                                                     (991)                     950
                                                                                      ----------                ---------
     Total stockholders' equity                                                          138,491                  134,081
                                                                                      ----------                ---------
     Total liabilities and stockholders' equity                                       $  412,528                $ 374,035
                                                                                      ==========                =========


        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended              Six Months Ended
                                                         June 29,          July 1,        June 29,         July 1,
                                                           1996             1995           1996             1995
                                                        ---------        ---------       ---------        ---------
                                                               (Unaudited)                       (Unaudited)
REVENUE
Product                                                 $  98,376        $  65,687       $ 188,558        $ 127,797
Service                                                    26,529           16,895          49,627           27,372
Maintenance                                                52,121           45,957         102,271           89,403
                                                        ---------        ---------       ---------        ---------
      Total revenue                                       177,026          128,539         340,456          244,572
                                                        ---------        ---------       ---------        ---------
COSTS AND EXPENSES
Cost of product                                            12,885           10,664          23,772           22,517
Cost of service                                            18,605           14,508          36,202           23,721
Cost of maintenance                                         6,275            4,279          11,430            8,176
Marketing and sales                                        52,961           42,612         105,154           84,832
Research and development                                   29,221           22,652          55,234           43,515
General and administrative                                 13,646            9,707          26,658           19,205
                                                        ---------        ---------       ---------        ---------
      Total costs and expenses                            133,593          104,422         258,450          201,966
                                                        ---------        ---------       ---------        ---------
INCOME FROM OPERATIONS                                     43,433           24,117          82,006           42,606

Other income (expense), net                                  (764)             207          (1,159)            (216)
                                                        ---------        ---------       ---------        ---------
Income before provision for income  taxes
                                                           42,669           24,324          80,847           42,390
Provision for income taxes                                 14,081            7,353          26,680           11,869
                                                        ---------        ---------       ---------        ---------
NET INCOME                                              $  28,588        $  16,971       $  54,167       $   30,521
                                                        =========        =========       =========       ==========
NET INCOME PER SHARE                                    $     .31        $     .18       $     .59       $      .33
                                                        =========        =========       =========       ==========
Weighted average common and common
equivalent shares outstanding                              91,841           92,880          91,557           93,807
                                                        =========        =========       =========       ==========


        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                        June 29,          July 1,
                                                                                          1996             1995
                                                                                       ---------        ---------
                                                                                                  (Unaudited)
CASH AND CASH INVESTMENTS AT
     BEGINNING OF PERIOD                                                               $  84,867        $  75,011
                                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           54,167           30,521
     Adjustments to reconcile net income to net cash
              provided by operating activities:
         Depreciation and amortization                                                    24,665           22,856
         Deferred income taxes, noncurrent                                                (3,408)           1,585
         Write-offs of equipment and other long-term assets                                1,690              419
         Other long-term liabilities and minority interest
              expense                                                                         17             (763)

         Changes in current assets and liabilities:
           Accounts receivable                                                           (14,390)          24,104
           Inventories                                                                    (2,229)          (1,364)
           Prepaid expenses and other                                                       (678)          (4,263)
           Accrued liabilities and payables                                               20,161            6,109
           Deferred revenue                                                               23,680           12,282
                                                                                       ---------        ---------
                Net cash provided by operating activities                                103,675           91,486
                                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Maturities of short-term investments                                              8,200           25,829
         Purchases of short-term investments                                              (6,859)         (17,431)
         Purchases of property and equipment                                             (24,554)         (12,091)
         Capitalization of software development costs                                     (6,897)          (5,895)
         Increase in purchased software and intangibles
            and other assets                                                             (14,459)          (7,086)
         Sale of put warrants                                                              3,425               --
         Purchase of call options                                                         (3,425)              --
                                                                                       ---------        ---------
                  Net cash used for investing activities                                 (44,569)         (16,674)
                                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on capital lease obligations
                  and long-term debt                                                      (1,016)          (1,957)
         Net proceeds from issuance of long-term debt                                     19,763               --
         Sale of common stock                                                             13,169           16,221
         Purchase of treasury stock                                                      (80,905)         (91,242)
         Purchase of warrant                                                              (4,347)         (12,125)
                                                                                       ---------        ---------
                  Net cash used for financing activities                                 (53,336)         (89,103)
                                                                                       ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (1,991)           2,284
                                                                                       ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH
INVESTMENTS
                                                                                           3,779          (12,007)
                                                                                       ---------        ---------
CASH AND CASH INVESTMENTS AT END OF PERIOD                                             $  88,646        $  63,004
                                                                                       =========        =========


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

         NEW ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" which was adopted by the Company this year. SFAS No. 123 allows companies that have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing rules under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company continues to account for employee stock-based compensation arrangements under APB Opinion No. 25, and therefore SFAS No. 123 did not have a material impact on its financial position, results of operations or cash flows.

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

         INVENTORIES

Inventories, which consist primarily of test equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                 June 29,           December 30,
                                                  1996                 1995
                                                --------             --------
                                              (Unaudited)
         Raw materials and supplies             $  3,325             $  2,335
         Work-in-process                           2,664                3,825
         Finished goods                              737                2,043
                                                --------             --------
             Total                              $  6,726             $  8,203
                                                ========             ========

         NOTE PAYABLE

In May 1996, the Company's wholly owned real estate partnership, River Oaks Place Associates L.P. (the Partnership), entered into a $20 million long-term financing arrangement (the Loan) with a bank. The financing agreement expires on December 31, 2005, and requires quarterly principal payments beginning on September 30, 1996 in amounts ranging from $.4 million to $.7 million. The Partnership has the option to pay interest at the London Interbank Offering Rate (LIBOR) plus 1.5% or the higher of the bank's prime rate plus 0.5% or the Federal Funds rate plus 1.5%. The Loan is secured by the real and personal properties of the Partnership. In connection with the Loan agreement, the Company extended its lease agreements with the Partnership until December 31, 2005 and minimum lease payments under the agreements have been assigned as security under the Loan agreement.

         LINE OF CREDIT

In April 1996, the Company entered into a senior secured revolving credit facility (the Facility) which allows the Company to borrow up to $120.0 million through April 1999. The security for the Facility includes the majority of the Company's property, plant and equipment, cash, investments, intangibles, and certain other assets. The Company has the option to pay interest based upon LIBOR plus 1.5%, or the higher of the federal funds effective rate plus .5% or prime. The Company must comply with certain financial covenants and conditions as defined in the Facility which the Company was in compliance with at June 29, 1996. As of June 29, 1996, the Company had no outstanding borrowings under the Facility.

         COMMITMENTS AND CONTINGENCIES

The Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, contract law and employee relations matters.

The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (Avant!, formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc.) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, inter alia, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO continue to believe that each has meritorious defenses to Avant!'s amended counterclaims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent Avant! from continuing to market ArcCell and ArcCell XO, two software lines which the Company alleges were misappropriated. A hearing on the motion is anticipated to take place in the third quarter of 1996.

Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

         PUT WARRANTS AND CALL OPTIONS

The Company has an authorized stock repurchase program. In total, as of June 29, 1996, the Company had authorized the repurchase of 55.6 million shares, of which approximately 44.0 million shares had been repurchased. Included in the authorized 55.6 million shares are 4.5 million shares authorized for repurchase by the Board of Directors in May 1996, that are subject to certain constraints. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under its employee stock option and stock purchase plans as well as in connection with acquisitions.

Since 1994, as part of its authorized stock repurchase program, the Company has sold 15.7 million put warrants through private placement. As of June 29, 1996,
15.1 million of these warrants had expired out of the money. The remaining outstanding .6 million warrants entitle the holder to sell one share of common stock to the Company on a specified date at $34.92 per share. Additionally, during this same period, the Company purchased approximately 11.8 million call options that entitled the Company to buy on a specified date one share of common stock, at a specified price. As of June 29, 1996, the Company had repurchased
11.4 million common shares pursuant to the exercise of call options for $125.1 million. The remaining .4 million outstanding call options have a price of $35.17 per share. Subsequent to June 29, 1996 the Company sold an additional 1.9 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $34.39 to $36.11 per share and purchased 1.4 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price ranging from $34.64 to $36.36 per share.

The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the trading price of the Company's common stock. At June 29, 1996, the Company had both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

         STOCK SPLIT

In May, 1996, the Company's Board of Directors effected a three-for-two stock split, which was paid May 31, 1996, in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders as of the record date, May 16, 1996. Par value remained at $0.01 per share. The stock split resulted in the issuance of approximately 38.5 million additional shares of common stock from authorized but unissued shares. All share and per share data have been adjusted to reflect the stock split.

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

RESULTS OF OPERATIONS

REVENUE

                                    Three Months Ended                                      Six Months Ended
                                    ------------------                                      ----------------
                            June 29, 1996      July 1, 1995        % Change        June 29, 1996      July 1, 1995        % Change
                            -------------      ------------        --------        -------------      ------------        --------
(In millions)
Product                       $    98.4          $    65.7             50%           $  188.6            $  127.8            48%
Service                            26.5               16.9             57%               49.6                27.4            81%
Maintenance                        52.1               45.9             13%              102.3                89.4            14%
                              ---------          ---------                           --------            --------

      Total revenue           $   177.0          $   128.5             38%           $  340.5            $  244.6            39%
                              =========          =========                           ========            ========

Sources of Revenue as a Percent of Total Revenue

Product                            56%                51%                                55%                  52%
Service                            15%                13%                                15%                  11%
Maintenance                        29%                36%                                30%                  37%


International revenue was approximately $91.1 million and $61.9 million or 51% and 48% of total revenue for the three months ended June 29, 1996 and July 1, 1995, respectively. For the six month period ended June 29, 1996, revenue from international sources was $166.0 million, representing 49% of total revenue as compared to $125.0 million, representing 51% of total revenue for the comparable period in 1995. The increases in revenue from international sources when comparing 1996 results to the comparable 1995 periods are attributable to sales growth and new Spectrum service contracts in all regions. The increase in international revenue in the second quarter of 1996 compared with the second quarter of 1995 more than offset the negative impact of $7.3 million on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

The increase in product revenue for the three and six months ended June 29, 1996 as compared with the same periods of the prior year was primarily the result of increased demand for the Company's products which enable customers to meet complex design challenges, including deep sub-micron IC design. This was exemplified by increased sales volume of its automatic place and route, physical verification and timing-driven design process tools.

Service revenue increased for the three and six months ended June 29, 1996 as compared with the same periods of the prior year. The increase in service revenue was the result of increased demand for the Company's Spectrum Services offerings. Additionally, revenue for the six months ended June 29, 1996 included a full six months of revenue related to the March 1995 outsourcing agreement with Unisys Corporation (Unisys) to assume substantial portions of Unisys' internal silicon design operation.

The increase in maintenance revenue for the three and six month periods ended June 29, 1996 as compared to the three and six month periods ended July 1, 1995, was attributable to an increase in the Company's installed base of products.

COST OF REVENUE

                                     Three Months Ended                                      Six Months Ended
                                     -------------------                                     ----------------
                            June 29, 1996      July 1, 1995        % Change        June 29, 1996      July 1, 1995       % Change
                            -------------      ------------        --------        -------------      ------------       --------
(In millions)
Product                        $  12.9            $  10.7              21%            $  23.8            $  22.5              6%
Service                        $  18.6            $  14.5              28%            $  36.2            $  23.7             53%
Maintenance                    $   6.3            $   4.3              47%            $  11.4            $   8.2             40%

Cost of Revenue as a Percent of Related Revenue

Product                            13%                16%                                 13%                18%
Service                            70%                86%                                 73%                87%
Maintenance                        12%                 9%                                 11%                 9%


Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and purchased software costs and costs of the Company's automated test equipment hardware business. The increase in cost of product in absolute dollars for the quarter and six months ended June 29, 1996 as compared to the quarter and six months ended July 1, 1995 was due to higher amortization of purchased software costs resulting from 1996 purchases and the write-off of approximately $1.6 million of capitalized software development costs related to products at the end of their life cycle. The decrease in cost of product as a percentage of product revenue for the quarter and six months ended June 29, 1996 as compared to the quarter and six months ended July 1, 1995 was primarily due to consolidation and centralization of the Japanese production process.

Cost of service revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a service organization, as well as costs to recruit, develop and retain service professionals. Cost of service increased in total dollars due to increased service revenue and the continued development of this line of business. Additionally, the costs for the six months ended June 29, 1996 included a full six months of expenses related to the March 1995 outsourcing agreement with Unisys to assume substantial portions of Unisys' internal silicon design operation. As part of this agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and service resources acquired by the Company are also intended to be used to support other customers' design needs. In the first half of 1996, as the Company utilized more of its design and service resources to generate revenue, cost of service as a percentage of service revenue decreased as compared to the prior year. However, until these design and service resources are fully utilized through additional revenue contracts or until further operating efficiencies are obtained, service gross margins could continue to be negatively impacted. Additionally, the cost of integrating new services professionals performing a growing number of service offerings will also put pressure on service gross margins until operating efficiencies are obtained.

Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance increased in total dollars and as a percentage of maintenance revenue due to additional on-site support costs necessary to support a larger installed base.

OPERATING EXPENSES

                                     Three Months Ended                                      Six Months Ended
                                     -------------------                                     ----------------
                            June 29, 1996      July 1, 1995        % Change        June 29, 1996      July 1, 1995       % Change
                            -------------      ------------        --------        -------------      ------------       --------
(In millions)
Marketing and sales           $  53.0              $  42.6             24%             $ 105.2            $  84.8           24%
Research and development      $  29.2              $  22.7             29%             $  55.2            $  43.5           27%
General and administrative    $  13.6              $   9.7             41%             $  26.7            $  19.2           39%

Expenses as a Percent of Total Revenue

Marketing and sales               30%                 33%                                 31%                 35%
Research and development          17%                 18%                                 16%                 18%
General and administrative         8%                  8%                                  8%                  8%

The increase in marketing and sales expenses, for the three and six month periods ended June 29, 1996, as compared to the same periods in the prior year, was primarily the result of increases in employee related expenses attributable to increased headcount. Weakening of certain foreign currencies in relation to the U.S. dollar favorably impacted marketing and sales expenses by approximately $2.3 million and $3.1 million for the three and six month periods ended June 29, 1996, respectively, as compared to the prior year.

The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $32.9 million and $25.6 million for the quarters ended June 29, 1996 and July 1, 1995, respectively, representing 19% and 20% of total revenue. Capitalization of software development costs for the quarters ended June 29, 1996 and July 1, 1995 was $3.7 million and $2.9 million, respectively, which represented 11% of total research and development expenditures made in each of those periods. For the six months ended June 29, 1996, gross research and development expenses were $62.1 million compared to $49.4 million for the same period in 1995, after capitalization of $6.9 million and $5.9 million which represented 11% and 12% of total research and development expenditures made in those periods, respectively. The expense increases for the three and six month periods of 1996 as compared to 1995 were primarily attributable to increases in salary related costs due to increased headcount and higher consulting and other outside service costs. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

General and administrative expenses increased in the three and six month periods ended June 29, 1996 as compared to the same periods of the prior year primarily as a result of higher legal costs of $1.8 million and $3.7 million, respectively. In addition, the Company incurred higher outside service and consulting costs and increased headcount related expenses.

Net other expense for the quarter ended June 29, 1996 was $.8 million of expense compared with $.2 million of income for the same period in 1995. For the six months ended June 29, 1996, net other expense was $1.2 million of expense compared with $.2 million of expense for the same period in 1995. The increase in net other expense for the three and six month periods ended June 29, 1996 was primarily the result of a $.9 million and $1.5 million increase, respectively, in minority interest expense primarily related to Integrated Measurement Systems, Inc., the Company's majority-owned subsidiary.

The Company's estimated annual effective tax rate for fiscal 1996 is 33% as compared to an annual effective tax rate of 28% for fiscal 1995. This estimated increase in the tax rate is based on the limited availability of net operating losses and tax credits and the potential effect of earnings generated in countries which have a tax rate greater than the U.S. tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1996, the Company's principal sources of liquidity consisted of $99.1 million of cash and short-term investments as compared to $76.5 million at July 1, 1995 and a three-year, $120 million secured revolving line of credit agreement. As of June 29, 1996, the Company had no borrowings under the revolving line of credit.

Cash generated from operating activities increased $12.2 million for the six months ended June 29, 1996, as compared to the six months ended July 1, 1995. The increase was due to higher net income and an increase in accrued liabilities and payables and deferred revenue; offset by an increase in accounts receivable.

At June 29, 1996, the Company had a working capital surplus of $1.8 million compared with $6.5 million at December 30, 1995. The primary reasons for the decrease were increases in deferred revenue of $22.7 million, partly offset by a decrease in income tax payable of $8.3 million and an increase in prepaid expenses and other current assets of $8.2 million. The increase in deferred revenue was attributable to increased maintenance renewals and an increase in deferred product revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition." The increase in prepaid expenses and other current assets was due to an increase in other receivables.

In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles and the capitalization of software development costs, which combined, represented $45.9 million and $25.1 million of cash used for investing activities in the six months ended June 29, 1996 and July 1, 1995, respectively.

The Company has an authorized stock repurchase program. In total, as of June 29, 1996, the Company had authorized the repurchase of 55.6 million shares, of which approximately 44.0 million shares had been repurchased. Included in the authorized 55.6 million shares are 4.5 million shares authorized for repurchase by the Board of Directors in May 1996, that are subject to certain constraints. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under the Company's employee stock option and stock purchase plans as well as in connection with acquisitions. Past repurchase activity should not be considered as an indicator of future repurchases.

Since 1994, as part of its authorized stock repurchase program, the Company has sold 15.7 million put warrants and purchased 11.8 million call options through private placements. The Company had a maximum potential obligation related to the put warrants at June 29, 1996 to buy back .6 million shares of its common stock at an aggregate price of approximately $20.0 million. The put warrants will expire in June 1997. Subsequent to June 29, 1996, the Company sold an additional 1.9 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $34.39 to $36.11 per share and purchased 1.4 million call options that entitle the Company to buy on a specified date one share of common stock, at a specified price ranging from $34.64 to $36.36 per share.

Anticipated cash requirements for fiscal 1996 include the purchase of treasury stock through the exercise of call options and in the open market and the contemplated additions of property, plant and equipment of approximately $32.0 million.

As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $25.0 million will be made over the next three to four years. As of June 29, 1996, the Company had contributed approximately $5.0 million, which is reflected in other assets in the accompanying balance sheet.

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

The Company's future operating results are dependent on the Company's ability to successfully implement its strategy to help its customers meet their business objectives by developing custom solutions that leverage and improve the people, process and technology they use for product development. The Company accomplishes this through a combination of technology and services. Inherent in implementing this strategy are a number of risks that the Company must manage and that could affect its future operating results. These risks include the ability to successfully recruit, train and retain its skilled service professionals and the ability to profitably deliver solutions to increasingly complex customer design challenges. Growth of the service business is constrained by the Company's ability to hire and train service professionals to keep pace with demand. The Company's profitability could be adversely affected if it is unable to develop its service business as expected.

It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenue is subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings and reduced protection of intellectual property rights.

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

The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (Avant!, formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc.) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, inter alia, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO continue to believe that each has meritorious defenses to Avant!'s amended counterclaims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent Avant! from continuing to market ArcCell and ArcCell XO, two software lines which the Company alleges were misappropriated. A hearing on the motion is anticipated to take place in the third quarter of 1996.

Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 3, 1996, the stockholders of the Company approved the following matters.

       1. A proposal to elect nine (9) directors of the Company to serve for the ensuing year and until their successors are elected or until such directors earlier resignation or removal.

              NOMINEE                                  IN FAVOR             WITHHELD
              Carol Bartz                              40,361,324           2,317,396
              Joseph B. Costello                       40,360,291           2,318,429
              Henry E. Johnston                        40,361,011           2,317,709
              Leonard Y.W. Liu                         40,359,373           2,319,347
              Donald L. Lucas                          40,360,312           2,318,408
              Alberto Sangiovanni-Vincentelli          40,361,303           2,317,417
              George M. Scalise                        40,359,426           2,319,294
              John B. Shoven                           40,360,853           2,317,867
              James E. Solomon                         40,361,978           2,316,742


       2. A proposal for the approval of the adoption of the Company's 1995 Directors Stock Option Plan, as amended, was approved by a vote of 31,726,853 for, 10,404,510 opposed and 140,934 withheld.

       3. A proposal for the approval of the adoption of the Company's Chief Executive Officer Bonus Plan was approved 41,075,969 for, 931,729 opposed and 264,599 withheld.

       4. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants was approved by a vote of 42,623,573 for, 35,123 opposed and 20,024 withheld.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)             The following exhibits are filed herewith:

EXHIBIT
NUMBER                                                  EXHIBIT TITLE                                            LOCATION
- -------                                                 -------------                                            --------
10.32              Term loan dated May 31, 1996, by and between Credit Lyonnais and River Oaks Place
                   Associates L.P. (ROPA), a California limited partnership (the Term Loan).                        16

10.33              Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and
                   Financing Statement dated May 31, 1996, Schedule to Term Loan.                                   74

10.34              Assignment of Leases and Rents dated May 31, 1996, Schedule to Term Loan.                       100

10.35              Assignment of Partnership Interests Seeley Properties, Inc. dated May 31, 1996,
                   Schedule to Term Loan.                                                                          109

10.36              Assignment of Partnership Interests Cadence Design Systems, Inc. dated May 31, 1996,
                   Schedule to Term Loan.                                                                          118

10.37              Environmental Indemnity dated May 31, 1996, Schedule to Term Loan.                              127

10.38              Amendment dated August 2, 1996, to Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No.
                   33-53913) filed on May 31, 1994).                                                               135

10.39              Amendment dated August 2, 1996, to Registrant's 1993 Non Statutory Stock Option Plan
                   (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended
                   September 30, 1994).                                                                            141

10.40              Amendment Number 1, dated May 31, 1996, to Lease Agreement for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Form
                   10-K for the fiscal year ended December 31, 1990 (the 1990 Form 10-K)).                         147

10.41              Amendment Number 2, dated May 31, 1996, to Lease Agreement for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California, by and between ROPA
                   and the Registrant (incorporated by reference to Exhibit 10.14 to the 1990 Form 10-K).          149

10.42              Amendment Number 1, dated May 31, 1996, to Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose, California, by and between ROPA and the Registrant
                   (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).                             151

10.43              Amendment Number 2, dated May 31, 1996, to Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose, California, by and between ROPA and the Registrant
                   (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).                             153

10.44              Amendment Number 1, dated May 31, 1996, to Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California, by and between ROPA and the
                   Registrant (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).                  155


EXHIBIT
NUMBER                                                  EXHIBIT TITLE                                            LOCATION
- -------                                                 -------------                                            --------
10.45              Amendment Number 2, dated May 31, 1996, to Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California, by and between ROPA and the
                   Registrant (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).                  157



27.1               Financial data schedule for the period ended June 29, 1996.

(b)                Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CADENCE DESIGN SYSTEMS, INC.
                                 (REGISTRANT)

DATE:   August 12, 1996          By:  /s/ Joseph B. Costello
       ----------------               --------------------------------------
                                      JOSEPH B. COSTELLO
                                      President and Chief Executive Officer

DATE:   August 12, 1996          By:  /s/ H. Raymond Bingham
       ----------------               --------------------------------------
                                      H. RAYMOND BINGHAM
                                      Executive Vice President
                                      and Chief Financial Officer