Form 10-Q
period 1996-09-28
CADENCE DESIGN SYSTEMS INC
filed 1996-11-12
CIK 813672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

              OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                            ------------------------

                         COMMISSION FILE NUMBER 1-10606

                          CADENCE DESIGN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                            77-0148231
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

               555 RIVER OAKS PARKWAY, SAN JOSE, CALIFORNIA 95134
          (Address of principal executive offices, including Zip Code)

                                 (408) 943-1234
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  /X/        No  / /

    At November 6, 1996 there were 77,833,083 shares of the registrant's Common Stock, $0.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                               PAGE
                                                                               -----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets:
               September 28, 1996 and December 30, 1995.....................      1

             Condensed Consolidated Statements of Income:
               Three and Nine Months Ended September 28, 1996 and September
               30, 1995.....................................................      2

             Condensed Consolidated Statements of Cash Flows:
               Nine Months Ended September 28, 1996 and September 30,
               1995.........................................................      3

             Notes to Condensed Consolidated Financial Statements...........      4

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................      8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..............................................     14

Item 6.      Exhibits and Reports on Form 8-K...............................     15

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 28,  DECEMBER 30,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
                                                      ASSETS
Current Assets
  Cash and cash investments.........................................................   $    83,211    $    84,867
  Short-term investments............................................................         2,023         11,774
  Accounts receivable, net..........................................................        99,030         88,503
  Inventories.......................................................................         7,830          8,203
  Prepaid expenses and other........................................................        25,761         13,576
                                                                                      -------------  -------------
  Total current assets..............................................................       217,855        206,923

Property, Plant and Equipment, net..................................................       149,685        124,103
Software Development Costs, net.....................................................        24,019         25,793
Purchased Software and Intangibles, net.............................................         9,415          8,268
Other Assets........................................................................        18,041          8,948
                                                                                      -------------  -------------
  Total assets......................................................................   $   419,015    $   374,035
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt.................................................   $     3,422    $     1,497
  Accounts payable and accrued liabilities..........................................        94,974         91,999
  Income taxes payable..............................................................         6,960         14,524
  Deferred revenue..................................................................       101,072         92,407
                                                                                      -------------  -------------
  Total current liabilities.........................................................       206,428        200,427
                                                                                      -------------  -------------
Long-Term Liabilities
  Long-term debt....................................................................        19,878          1,619
  Deferred income taxes.............................................................         2,590          7,307
  Minority interest liability.......................................................        15,246         12,167
  Other long-term liabilities.......................................................        14,466         18,434
                                                                                      -------------  -------------
  Total long-term liabilities.......................................................        52,180         39,527
                                                                                      -------------  -------------
Stockholders' Equity:
  Common stock and capital in excess of par value...................................       351,035        299,544
  Treasury stock at cost (39,484 and 35,230 shares, respectively)...................      (399,263)      (290,884)
  Retained earnings.................................................................       209,412        124,471
  Accumulated translation adjustment................................................          (777)           950
                                                                                      -------------  -------------
  Total stockholders' equity........................................................       160,407        134,081
                                                                                      -------------  -------------
  Total liabilities and stockholders' equity........................................   $   419,015    $   374,035
                                                                                      -------------  -------------
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 28,  SEPTEMBER 30,
                                                           1996           1995           1996           1995
                                                       -------------  -------------  -------------  -------------
                                                               (UNAUDITED)                   (UNAUDITED)
REVENUE
Product..............................................   $   102,656    $    74,307    $   291,214    $   202,104
Service..............................................        30,778         16,963         80,405         44,335
Maintenance..........................................        55,307         48,820        157,578        138,223
                                                       -------------  -------------  -------------  -------------
    Total revenue....................................       188,741        140,090        529,197        384,662
                                                       -------------  -------------  -------------  -------------
COSTS AND EXPENSES
Cost of product......................................        11,767         11,646         35,539         34,163
Cost of service......................................        21,218         14,463         57,420         38,184
Cost of maintenance..................................         6,277          4,240         17,707         12,416
Marketing and sales..................................        55,798         45,519        160,952        130,351
Research and development.............................        29,913         21,695         85,147         65,210
General and administrative...........................        13,786          9,861         40,444         29,066
                                                       -------------  -------------  -------------  -------------
    Total costs and expenses.........................       138,759        107,424        397,209        309,390
                                                       -------------  -------------  -------------  -------------
INCOME FROM OPERATIONS...............................        49,982         32,666        131,988         75,272
Other income (expense), net..........................        (1,196)        17,208         (2,355)        16,992
                                                       -------------  -------------  -------------  -------------
Income before provision for income taxes.............        48,786         49,874        129,633         92,264
Provision for income taxes...........................        16,099         13,965         42,779         25,834
                                                       -------------  -------------  -------------  -------------
NET INCOME...........................................   $    32,687    $    35,909    $    86,854    $    66,430
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
NET INCOME PER SHARE.................................   $       .36    $       .39    $       .95    $       .71
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Weighted average common and common equivalent shares
  outstanding........................................        90,171         91,895         91,095         93,170
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 28,  SEPTEMBER 30,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                              (UNAUDITED)
CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD....................................   $    84,867    $    75,011
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................        86,854         66,430
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................        39,755         35,287
    Gain on sale of stock of subsidiary.............................................       --             (18,873)
    Deferred income taxes, noncurrent...............................................        (4,718)         5,443
    Write-offs of equipment and other long-term assets..............................            75          2,747
    Other long-term liabilities and minority interest expense.......................         1,957            316
    Changes in current assets and liabilities:
      Accounts receivable...........................................................       (11,890)        14,110
      Inventories...................................................................        (1,480)        (2,459)
      Prepaid expenses and other....................................................       (12,145)        (3,492)
      Accrued liabilities and payables..............................................        35,834         19,356
      Deferred revenue..............................................................         9,679         16,078
                                                                                      -------------  -------------
          Net cash provided by operating activities.................................       143,921        134,943
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of subsidiary stock........................................       --              29,920
  Maturities of short-term investments..............................................        17,610         39,296
  Purchases of short-term investments...............................................        (7,859)       (33,069)
  Purchases of property and equipment...............................................       (42,873)       (18,585)
  Capitalization of software development costs......................................       (10,210)        (8,778)
  Increase in purchased software and intangibles and other assets...................       (17,166)        (8,065)
  Sale of put warrants..............................................................        13,870          1,057
  Purchase of call options..........................................................       (13,870)        (1,057)
                                                                                      -------------  -------------
          Net cash provided (used) by investing activities..........................       (60,498)           719
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease obligations and long-term debt................        (1,872)        (2,773)
  Net proceeds from issuance of long-term debt......................................        19,763        --
  Sale of common stock..............................................................        16,659         21,568
  Purchase of treasury stock........................................................      (113,582)      (107,498)
  Purchase of warrant...............................................................        (4,347)       (17,188)
                                                                                      -------------  -------------
          Net cash used for financing activities....................................       (83,379)      (105,891)
                                                                                      -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................        (1,700)         4,787
                                                                                      -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS....................................        (1,656)        34,558
                                                                                      -------------  -------------
CASH AND CASH INVESTMENTS AT END OF PERIOD..........................................   $    83,211    $   109,569
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

    INVENTORIES

    Inventories, which consist primarily of test equipment, are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                                  SEPTEMBER 28,  DECEMBER 30,
                                                                      1996           1995
                                                                  -------------  -------------
                                                                   (UNAUDITED)
Raw materials and supplies......................................    $   3,963      $   2,335
Work-in-process.................................................        2,514          3,825
Finished goods..................................................        1,353          2,043
                                                                       ------         ------
  Total.........................................................    $   7,830      $   8,203
                                                                       ------         ------
                                                                       ------         ------

    NOTE PAYABLE

    In May 1996, the Company's wholly owned real estate partnership, River Oaks Place Associates L.P. (the Partnership), entered into a $20 million long-term financing arrangement (the ROPA Loan) with a bank. The financing agreement expires on December 31, 2005, and requires quarterly principal payments beginning on September 30, 1996 in amounts ranging from $.4 million to $.7 million. The Partnership has the option to pay interest at the London Interbank Offered Rate (LIBOR) plus 1.5% or the higher of the bank's prime rate plus 0.5% or the Federal Funds rate plus 1.5%. The ROPA Loan is secured by the real and personal properties of the Partnership. In connection with the ROPA Loan agreement, the Company extended its lease agreements with the Partnership until December 31, 2005 and minimum lease payments under the agreements have been assigned as security under the ROPA Loan agreement.

    LINE OF CREDIT

    In April 1996, the Company entered into a senior secured revolving credit facility (the Facility) which allows the Company to borrow up to $120 million through April 1999. The security for the Facility includes the majority of the Company's property, plant and equipment, cash, investments, intangibles, and certain other assets. The Company has the option to pay interest based upon LIBOR plus 1.5%, or the higher of the federal funds effective rate plus .5% or prime. The Company must comply with certain financial covenants and conditions as defined in the Facility which the Company was in compliance with at September 28, 1996. As of September 28, 1996, the Company had no outstanding borrowings under the Facility.

    COMMITMENTS AND CONTINGENCIES

    From time to time the Company is involved in various disputes and litigation matters which arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

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

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent Avant! from continuing to market ArcCell and ArcCell XO, two software lines which the Company alleges were misappropriated. A hearing on the motion was held on September 10, 1996. The court has not yet issued a ruling.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

    PUT WARRANTS AND CALL OPTIONS

    The Company has an authorized stock repurchase program. In total, as of September 28, 1996, the Company had authorized the repurchase of 55.6 million shares, of which approximately 45.1 million shares had been repurchased. Included in the authorized 55.6 million shares are 4.5 million shares authorized for repurchase by the Board of Directors in May 1996, that are subject to certain constraints. The Company repurchases common stock in part to satisfy estimated requirements for shares to be issued under its employee stock plans, including a seasoned systematic repurchase program to cover anticipated reissuances under the Company's employee stock purchase plan (the "ESPP") and an unseasoned systematic repurchase program for anticipated reissuances of stock under the Company's stock option plans.

    Since 1994, as part of its authorized stock repurchase program, the Company has sold put warrants through private placements. As of September 28, 1996, there were outstanding 2.4 million warrants which entitle the holder to sell one share of common stock to the Company on a specified date at prices ranging from $34.39 to $36.11 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock, at a specified price. As of September 28, 1996, the Company had 1.8 million outstanding call options at prices ranging from $34.64 to $36.36 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs.

    The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the trading price of the Company's common stock. At September 28, 1996, the Company had both the unconditional right and the intent to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

    SUBSEQUENT EVENTS

    In October 1996, the Company announced a definitive agreement to merge with High Level Design Systems, Inc. (HLDS) which will entail a tax-free, stock-for-stock exchange at a fixed ratio of .22 shares of Cadence common stock for each share of HLDS stock. As consideration for the merger, Cadence expects to issue approximately 2.6 million shares of the Company's common stock and will assume all of HLDS's outstanding stock options. The total purchase price, including acquisition costs, is valued at approximately $99.5 million. The Company intends to account for the merger as a purchase. The Company estimates, based on an outside appraisal, that approximately $91.7 million of the purchase price will be allocated to in process research and development. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the HLDS products or that the acquired technology has any alternative future use, the acquired in process research and development will be charged to expense by the Company in the period in which the acquisition is consummated. HLDS is a leading supplier of IC design planning tools for complex submicron gate-array and cell-based designs, and is a leader in the emerging market for deep submicron IC design tools. The merger has been approved by the boards of directors of both companies and is subject to regulatory and HLDS shareholder approval.

    Also in October 1996, the Company announced a definitive agreement to merge with Cooper & Chyan Technology, Inc. (CCT), which will entail a tax-free, stock-for-stock exchange at a fixed ratio of .85 shares of Cadence common stock for each share of CCT stock. Based on CCT's 12.9 million shares outstanding on September 30, 1996, Cadence will issue approximately 11.0 million shares in the merger. In addition, the Company will assume all outstanding stock options of CCT based upon the exchange ratio of .85. CCT has been applying its core competency in shape-based constraint-driven PCB routing to IC design, offering new capabilities for advanced IC design. CCT's technology is a leader in addressing deep submicron interconnect problems. The merger has been approved by the boards of directors of both companies and is subject to regulatory and CCT shareholder approval. The merger is expected to be accounted for as a pooling of interests.

    In connection with and prior to the consummation of the CCT merger, the Company will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP. Such repurchases are intended to cover the Company's expected reissuances under the ESPP for the next 12 months. In addition, as a condition to closing the CCT merger, the Company intends to effect a secondary offering of common stock in the open market to cure tainted shares from stock repurchases made for purposes other than the ESPP.

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

RESULTS OF OPERATIONS

REVENUE

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        ----------------------------            ----------------------------
                                        SEPTEMBER 28,  SEPTEMBER 30,     %      SEPTEMBER 28,  SEPTEMBER 30,     %
                                            1996           1995       CHANGE        1996           1995       CHANGE
                                        -------------  -------------  -------   -------------  -------------  -------
(IN MILLIONS)
Product...............................    $   102.6      $    74.3        38%     $   291.2      $   202.1        44%
Service...............................         30.8           17.0        81%          80.4           44.4        81%
Maintenance...........................         55.3           48.8        13%         157.6          138.2        14%
                                             ------         ------                   ------         ------
Total revenue.........................    $   188.7      $   140.1        35%     $   529.2      $   384.7        38%
                                             ------         ------                   ------         ------
                                             ------         ------                   ------         ------
Sources of Revenue as a Percent
--------------------------------------
  of Total Revenue
--------------------------------------
Product...............................          55%            53%                      55%            53%
Service...............................          16%            12%                      15%            11%
Maintenance...........................          29%            35%                      30%            36%

    The increase in product revenue for the three and nine months ended September 28, 1996 as compared with the same periods of the prior year was primarily the result of increased demand for the Company's products which enable customers to meet complex design challenges, including deep sub-micron IC design. This was exemplified by increased sales volume of its automatic place and route, physical layout and verification, and timing-driven design process tools.

    Service revenue increased for the three and nine months ended September 28, 1996 as compared with the same periods of the prior year. The increase in service revenue in total dollars and as a percentage of total revenue was the result of increased demand for the Company's Spectrum Services offerings. Additionally, revenue for the nine months ended September 28, 1996 included a full nine months of revenue related to the March 1995 outsourcing agreement with Unisys Corporation (Unisys) to assume substantial portions of Unisys' internal silicon design operation.

    The increase in maintenance revenue in total dollars for the three and nine month periods ended September 28, 1996, as compared to the three and nine month periods ended September 30, 1995, was attributable to an increase in the Company's installed base of products.

    International revenue was approximately $96.0 million and $68.3 million or 51% and 49% of total revenue for the three months ended September 28, 1996 and September 30, 1995, respectively. Revenue from international sources was $262.0 million and $193.3 million for the nine month periods ended September 28, 1996 and September 30, 1995, respectively, representing 50% of total revenue in each of those periods. The increases in absolute revenues from international sources when comparing 1996 results to the comparable 1995 periods are attributable to product revenue growth and new Spectrum Services contracts in all regions. The increase in international revenue in the third quarter of 1996 compared with the third quarter of 1995 more than offset the negative impact of $7.5 million on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

COST OF REVENUE

                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                       --------------------------------            --------------------------------
                                        SEPTEMBER 28,    SEPTEMBER 30,      %       SEPTEMBER 28,    SEPTEMBER 30,      %
                                            1996             1995        CHANGE         1996             1995        CHANGE
                                       ---------------  ---------------  -------   ---------------  ---------------  -------
(IN MILLIONS)
Product..............................     $    11.8        $    11.6          1%      $    35.5        $    34.2          4%
Service..............................          21.2             14.5         47%           57.4             38.2         50%
Maintenance..........................           6.3              4.2         48%           17.7             12.4         43%

Cost of Revenue as a Percent of
-------------------------------------
  Related Revenue
-------------------------------------
Product..............................           11%              16%                        12%              17%
Service..............................           69%              85%                        71%              86%
Maintenance..........................           11%               9%                        11%               9%

    Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and purchased software costs and costs of the Company's automated test equipment hardware business. Cost of product increased in the nine month period ended September 28, 1996 as compared to the same period in the prior year as a result of the write-off of approximately $1.6 million of capitalized software development costs related to products at the end of their life cycle. The decrease in cost of product as a percentage of product revenue for the quarter and nine months ended September 28, 1996, as compared to the quarter and nine months ended September 30, 1995, was primarily due to revenues growing at a faster rate than costs.

    Cost of service revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a service organization, as well as costs to recruit, develop and retain service professionals. Cost of service increased in total dollars due to increased service revenue and the continued development of this line of business. During the first nine months of 1996, as the Company utilized more of its design and service resources to generate revenue, the cost of service as a percentage of service revenue decreased as compared to the prior year. Additionally, the costs for the nine months ended September 28, 1996 included a full nine months of expenses related to the March 1995 outsourcing agreement with Unisys to assume substantial portions of Unisys' internal silicon design operation. As part of this agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and service resources acquired by the Company are also intended to be used to support other customers' design needs. Continued investment in developing new service offerings and the cost of integrating new services professionals performing a growing number of service offerings will continue to put pressure on service gross margins until operating efficiencies are obtained

    Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance increased in total dollars and as a percentage of maintenance revenue due to additional on-site support costs necessary to support a larger installed base.

OPERATING EXPENSES

                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                       --------------------------------            ----------------------------
                                        SEPTEMBER 28,    SEPTEMBER 30,      %      SEPTEMBER 28,  SEPTEMBER 30,     %
                                            1996             1995        CHANGE        1996           1995       CHANGE
                                       ---------------  ---------------  -------   -------------  -------------  -------
(IN MILLIONS)
Marketing and sales..................     $    55.8        $    45.5         23%     $   161.0      $   130.4        23%
Research and development.............          29.9             21.7         38%          85.1           65.2        31%
General and administrative...........          13.8              9.9         40%          40.4           29.1        39%

Expenses as a Percent of Total
-------------------------------------
  Revenue
-------------------------------------
Marketing and sales..................           30%              32%                       30%            34%
Research and development.............           16%              15%                       16%            17%
General and administrative...........            7%               7%                        8%             8%

    The increase in marketing and sales expenses for the three and nine month periods ended September 28, 1996, as compared to the same periods in the prior year, was primarily the result of increases in employee related expenses attributable to increased headcount. Weakening of certain foreign currencies in relation to the U.S. dollar favorably impacted marketing and sales expenses by approximately $1.2 million and $4.3 million for the three and nine month periods ended September 28, 1996, respectively, as compared to the prior year.

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $33.2 million and $24.6 million for the quarters ended September 28, 1996 and September 30, 1995, respectively, representing 18% of total revenue in each of those periods. Capitalization of software development costs for the quarters ended September 28, 1996 and September 30, 1995 was $3.3 million and $2.9 million, respectively, which represented 10% and 12% of total research and development expenditures made in each of those periods. For the nine months ended September 28, 1996, gross research and development expenses were $95.3 million compared to $74.0 million for the same period in 1995, after capitalization of $10.2 million and $8.8 million which represented 11% and 12% of total research and development expenditures made in those periods, respectively. The expense increases for the three and nine month periods of 1996 as compared to 1995 were primarily attributable to increases in salary-related costs due to increased headcount ($4.4 million and $11.3 million, respectively) and higher consulting and other outside service costs ($1.6 million and $4.8 million, respectively). In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    General and administrative expenses increased in the three and nine month periods ended September 28, 1996 as compared to the same periods of the prior year primarily as a result of higher legal costs of $2.1 million and $5.8 million, respectively, and higher consulting and outside service costs of $1.0 million and $3.3 million, respectively.

    Net other expense for the quarter ended September 28, 1996 was $1.2 million of expense compared with $17.2 million of income for the same period in 1995. For the nine months ended September 28, 1996, net other expense was $2.4 million of expense compared with $17.0 million of income for the same period in 1995. The decrease in net other income for the three month and nine month periods ended September 28, 1996, as compared to the same periods in the prior year, was primarily the result of an $18.9 million pre-tax gain from the sale of shares of common stock of the Company's subsidiary, Integrated Measurement Systems, Inc. in a registered public offering recorded in the third quarter of the prior year.

    The Company's estimated annual effective tax rate for fiscal 1996 is 33% as compared to an annual effective tax rate of 28% for fiscal 1995. This estimated increase in the tax rate is based on the limited availability of net operating losses and tax credits and the potential effect of earnings generated in countries which have a tax rate greater than the U.S. tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    At September 28, 1996, the Company's principal sources of liquidity consisted of $85.2 million of cash and short-term investments and a three-year, $120 million secured revolving line of credit agreement. As of September 28, 1996, the Company had no borrowings under the revolving line of credit.

    Cash generated from operating activities increased $9.0 million to $143.9 million for the nine months ended September 28, 1996, as compared to the nine months ended September 30, 1995. The increase was primarily due to higher net income and an increase in accrued liabilities and payables, partially offset by an increase in accounts receivable.

    At September 28, 1996, the Company had net working capital of $11.4 million compared with $6.5 million at December 30, 1995. The primary reasons for the increase were increases in accounts receivable of $10.5 million and in prepaid expenses and other current assets of $12.2 million, partly offset by an increase in deferred revenue of $8.7 million and a decrease in short-term investments of $9.8 million. The increase in accounts receivable was attributable to increased billing activity. The increase in deferred revenue was attributable to increased maintenance renewals and an increase in deferred product revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 entitled "Software Revenue Recognition."

    In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles and the capitalization of software development costs, which combined represented $70.2 million and $35.4 million of cash used for investing activities in the nine months ended September 28, 1996 and September 30, 1995, respectively.

    Since 1994, as part of its authorized stock repurchase program, the Company has sold put warrants and purchased call options through private placements. The Company had a maximum potential obligation related to the put warrants at September 28, 1996 to buy back 2.4 million shares of its common stock at an aggregate price of approximately $85.8 million. The put warrants will expire in December 1996 through September 1997. The Company has both the unconditional right and the intent to settle these put warrants with stock.

    In connection with and prior to the consummation of the CCT Merger, the Company will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP. Such repurchases are intended to cover the Company's expected reissuances under the ESPP for the next 12 months. In addition, as a condition to closing the CCT Merger, the Company intends to effect a secondary offering of common stock in the open market to cure its tainted shares from stock repurchases made for purposes other than the ESPP.

    Anticipated cash requirements for the remaining fiscal 1996 include the purchase of treasury stock through the exercise of call options for the Company's systematic stock repurchase program and the contemplated additions of property, plant and equipment of approximately $15 million.

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $25.0 million will be made over the next three to four years. As of September 28, 1996, the Company had contributed approximately $5.9 million, which is reflected in other assets in the accompanying balance sheet.

    The Company anticipates that current cash and short-term investment balances, cash flows from operations, and the $120 million revolving line of credit should be sufficient to meet its working capital and capital expenditure requirements on a short and long-term basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Because of rapid technological changes in the EDA industry, the Company's future revenues will depend on its ability to develop or acquire new products and enhance its existing products on a timely basis to keep pace with innovations in technology and to support a range of changing computer software and hardware platforms and customer preferences. Changes in manufacturing technology may render the Company's software tools obsolete. Lack of market acceptance or significant delays in product development could result in a loss of competitiveness of the Company's products, with a resulting loss of revenues.

    The Company has been involved in a number of significant merger and acquisition transactions. These transactions have been motivated by a number of factors, including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel. Growth through acquisition has several identifiable risks, including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure of anticipated benefits, such as cost savings and synergies, and distribution, engineering, customer support and other issues related to product transition.

    In October 1996, the Company announced definitive merger agreements with HLDS and CCT (Mergers). Both Mergers are subject to regulatory and shareholder approval and have several identifiable risks, including those described above. Following these Mergers, in order to maintain and increase profitability, the Company, HLDS, and CCT will need to successfully integrate and streamline overlapping functions. Costs generally associated with this type of integration that may be incurred by the Company include the write off of capitalized software, severance payments, closing of excess facilities, and disposition of excess equipment. While these costs have not been currently identified, any such costs will have an adverse effect on the Company's operating results in the periods in which they are incurred. In addition, the Company currently estimates that approximately $91.7 million of the purchase price paid for HLDS will be allocated to in-process research and development and will be charged to expense in the period the acquisition is consummated. The Company, HLDS, and CCT each have different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurance that such integration will be accomplished smoothly, expeditiously or successfully. Failure to effectively accomplish the integration of the operations of the Company, HLDS and CCT could have a material adverse effect on Cadence's results of operations and financial condition. Moreover, uncertainty in the marketplace or customer hesitation relating to the Mergers could negatively affect the Company's results of operations.

    Although the companies believe that beneficial synergies will result from the Mergers, there can be no assurance that the combining of the Company and HLDS' and CCT's businesses, even if achieved in an efficient and effective manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of Cadence common stock in connection with the Mergers is likely to have a dilutive effect on the Company's earnings per share.

    The Company's operating expenses are partially based on its expectations regarding future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a quarter as anticipated. Since expenses are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's operating results may be impacted significantly by lower revenue which would be attributable to various factors and could affect quarter to quarter comparisons. The Company's focus on providing services is relatively recent. The percentage revenue growth from this source from 1995 to 1996 may not be indicative of future growth.

    The Company operates in the highly competitive EDA industry, which continues to be characterized by falling prices, rapid technological change, and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost-competitive EDA software products and services, and to bring them to market in a timely manner. The Company not only competes with other companies that sell one or more competing products but with potential customers' internal EDA software development and design services groups as well. Some of the Company's competitors may have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully.

    Because the EDA industry is labor-intensive rather than capital-intensive, the number of the Company's potential competitors is significant. A potential competitor who possesses the necessary knowledge of electronic circuit and systems design, production and operation could develop competitive EDA tools using a moderately priced computer workstation and bring such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable product which could materially adversely affect the Company's business, financial condition and results of operations. If the Company is unable to compete successfully against current and future competitors, the Company's business, financial condition and results of operations, will be materially adversely affected.

    The Company has in the past discounted EDA product prices and there can be no assurance that the Company will not be required to discount EDA product prices in the future. Any such discount could have a negative effect on the profit margins of the discounted product and could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is dependent upon the efforts and abilities of its senior management, its research and development staff and a number of other key management, sales, support and technical personnel. As noted above, the Company has recently increased its focus on offering professional services to its customers. To the extent that the Company is not able to attract, retain, train, and motivate highly skilled employees who are able to provide services that satisfy customers' expectations, the Company's business and operating results would be adversely affected.

    The Company relies principally upon trade secrets and copyright laws to protect its intellectual property rights. In general, the Company seeks to preserve its trade secrets by licensing (rather than selling) its products, by using nondisclosure agreements, by limiting access to confidential information and through other security measures. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or to obtain and use information that Cadence regards as proprietary.

    The market price of the Company's common stock has been and may continue to be volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of technical innovations or new commercial products by the Company or its competitors, and market conditions in the EDA, semiconductor, telecommunications, computer hardware and computer software industries. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market prices of securities, particularly those of technology companies, and which have often been unrelated to the operating performance of the companies.

    The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs and other trade barriers. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect Cadence's business, financial condition and results of operations. The Company enters into foreign currency forward contracts to hedge the impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have material adverse impact on the Company's results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time the Company is involved in various disputes and litigation matters which arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

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

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent Avant! from continuing to market ArcCell and ArcCell XO, two software lines which the Company alleges were misappropriated. A hearing on the motion was held on September 10, 1996. The court has not yet issued a ruling.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------   -------------------------------------------------------------------------
 27.1     Financial data schedule for the period ended September 28, 1996
          (incorporated by reference to the Registrant's Registration Statement on
          Form S-4 filed on November 7, 1996.)

 (b)      Reports on Form 8-K

          Agreement and Plan of Merger and Reorganization dated as of October 28, 1996, by and among the Registrant, Wyoming Acquisition Sub, Inc., a
          Delaware corporation, and Cooper & Chyan Technology, Inc., a Delaware corporation (incorporated by reference to Registrant's Current Report on Form 8-K filed on November 7, 1996 (the "November 7, 1996 8-K")).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CADENCE DESIGN SYSTEMS, INC.
                                (Registrant)

Date:  November 12, 1996        By:            /s/ JOSEPH B. COSTELLO
                                     -----------------------------------------
                                                 Joseph B. Costello
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  November 12, 1996        By:            /s/ H. RAYMOND BINGHAM
                                     -----------------------------------------
                                                 H. Raymond Bingham
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER