Form 10-K
period 1996-12-28
CADENCE DESIGN SYSTEMS INC
filed 1997-03-21
CIK 813672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

   /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 28, 1996

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-10606

                          CADENCE DESIGN SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                        77-0148231
-----------------------------  --------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification
     of incorporation or                     No.)
        organization)

               555 RIVER OAKS PARKWAY, SAN JOSE, CALIFORNIA 95134
          (Address of principal executive offices, including Zip Code)

                                 (408) 943-1234
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK $.01 PAR VALUE
             PER SHARE                        NEW YORK STOCK EXCHANGE
------------------------------------  ---------------------------------------
                                          Name of each exchange on which
        Title of each class                         registered

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

                             /X/ Yes    / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      Aggregate market value of the voting stock held on March 3, 1997 by non-affiliates
                       of the registrant: $2,837,562,594

   Number of shares of common stock outstanding at March 3, 1997: 88,596,639

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on May 1, 1997 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
PART I.

Item 1.       Business.....................................................................................          3

Item 2.       Properties...................................................................................         10

Item 3.       Legal Proceedings............................................................................         10

Item 4.       Submission of Matters to a Vote of Security Holders..........................................         11

PART II.

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters....................         12

Item 6.       Selected Financial Data......................................................................         12

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................         12

Item 8.       Financial Statements and Supplementary Data..................................................         21

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................................................         21

PART III.

Item 10.      Directors and Executive Officers of the Registrant...........................................         22

Item 11.      Executive Compensation.......................................................................         23

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................         23

Item 13.      Certain Relationships and Related Transactions...............................................         23

PART IV.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................         24

Signatures    .............................................................................................         55

                                     PART I

ITEM 1.  BUSINESS

    Cadence Design Systems, Inc. (Cadence or the Company) develops, markets and supports electronic design automation (EDA) software tools that automate, enhance and accelerate the design and verification of integrated circuits (ICs) and electronic systems. The Company combines its technology with services to help optimize its customers' product development processes. The Company's products and services are used by companies throughout the world to design and develop electronic circuits and systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

    Cadence was formed as a result of the merger of SDA Systems, Inc. (SDA) into ECAD, Inc. (ECAD) in May 1988. In addition to certain smaller acquisitions from 1989 through 1994, in December 1991, Cadence merged with Valid Logic Systems Incorporated (Valid), a company that developed and supported EDA software used to design electronic systems, printed circuit boards (PCBs) and applications for electronic product designs involving advanced packaging technology such as hybrids and multi-chip modules (MCMs). In February 1989, Valid had acquired Integrated Measurement Systems, Inc. (IMS), a company that manufactures and markets verification systems used in testing prototype application specific integrated circuits (ASICs). During 1995, Cadence and IMS sold to the public approximately 3.0 million shares of common stock, of which approximately 2.6 million shares were sold by the Company as the sole selling stockholder of IMS. In February 1997, Cadence and IMS sold 1.65 million shares of common stock to the public, of which .95 million were owned by the Company. As a result, the Company received approximately $18.6 million of proceeds and reduced its ownership in IMS to approximately 37%. As Cadence was the majority stockholder with an ownership percentage of approximately 55% as of December 28, 1996, the consolidated financial statements of the Company for all periods presented include the accounts of IMS after elimination of inter-company accounts and transactions and minority interest adjustments. In October 1996, the Company entered into a merger agreement with Cooper and Chyan Technology, Inc. (CCT), a company that develops, markets and supports software tools that help designers route the wires that interconnect the electronic devices on high performance PCBs and ICs. The acquisition is expected to be accounted for as a pooling-of-interests. The merger has been approved by CCT's shareholders and is currently awaiting regulatory approval. On January 3, 1997, each of Cadence and CCT received a request for additional information from the United States Federal Trade Commission with respect to their proposed transaction. There can be no assurance that regulatory approval will be obtained and that the merger will be consummated. In November 1996, the Company consummated a secondary public offering whereby 5.75 million shares of common stock were sold, generating $202.1 million of net proceeds. In December 1996, the Company completed the acquisition of High Level Design Systems, Inc., (HLDS), a company which developed, marketed and supported EDA software for the design of high-density, high performance ICs. As part of its overall investment strategy, the Company has committed to participate in a venture capital partnership, Telos Venture Partners (the Partnership), as a limited partner. The Partnership's purpose is to make venture capital investments in start-up and growth oriented businesses, with some emphasis on businesses in the semiconductor and software industries. The Company's total investment of $25 million will be completed over the next two to three years.

THE INTEGRATED CIRCUIT AND ELECTRONIC SYSTEM DESIGN PROCESS

    The electrical design process involves describing the architectural, behavioral, functional and structural attributes of an IC or electronic system. This process involves describing the product overall system architecture and then implementing it by creating a design description, simulating the design to identify electrical defects and refining the description to meet predetermined design specifications.

    ARCHITECTURAL DEFINITION

    Cadence's Alta Business Unit offers a class of software for top-down design known as electronic systems design automation (ESDA). The Company's ESDA products are designed to allow customers to include product concepts in the EDA environment, accelerating and enhancing the early phases of system development. The Signal Processing Workbench (SPW-Registered Trademark-) tool set provides customers with a higher level of design automation for a number of application areas including wireless communications, networking and multi-media. The Signal Processing Workbench includes a large applications library of design blocks, a complete technology base and a visualization and analysis environment. Once the design is conceptualized, the Signal Processing Workbench provides links to implementation which include multiple capabilities that allow the design to be passed downstream to ASIC and IC engineers.

    ESDA is seen as a natural evolution of EDA that enables customers to include product concept in the design environment. Alta's focus is on virtual product design, a new approach that starts with the creation of a product prototype in software, which is called virtual prototype. Virtual prototyping allows the designer to focus on what is needed for the product to be successful as opposed to how the design is implemented.

    IMPLEMENTATION -- THE DESIGN DESCRIPTION

    The first step in the implementation process is creation of the design description. To handle the complexity of large designs, engineers use a variety of techniques, including block diagrams, equations or special design description languages referred to as hardware description languages (HDLs).

    For digital designs, the most common HDLs are Verilog-Registered Trademark-HDL, a language originally developed by Cadence that is now in the public domain and an Institute of Electronic and Electrical Engineers (IEEE) standard, and VHSIC HDL-TM- (VHDL), a language that is also an IEEE standard and backed by the U.S. Department of Defense. Verilog and VHDL are both supported by Cadence as well as many other EDA vendors. Similar standard HDLs are emerging for analog design. Cadence introduced an analog extension to Verilog called Verilog-A-TM-in 1994, and in June of 1996 it became an official Open Verilog International
(OVI) standard.

    STRUCTURAL DESIGN & SIMULATION

    Before an IC or PCB can be manufactured, high level design descriptions must be detailed into a structural design, in which the engineer specifically defines components, their interconnections and associated physical properties. Structural designs may be created manually or generated using an automated process called logic synthesis. In structural design, critical design time can be saved by selecting components from an electronic library and including them in the design, rather than recreating symbols and data for each design. A database containing the design electrical characteristics, interconnections and specific design rules is automatically created and used as the foundation for subsequent design steps.

    Electronics designers use simulation throughout the electrical design process to identify design errors before the design is manufactured. In addition, simulation enables electronics designers to quickly explore design alternatives, and it can be performed at different levels of design abstraction and with mixed levels of abstraction. This enables a designer to verify the conceptual, structural and performance aspects of the design. A key element in the simulation process is the use of component libraries containing software models of commonly used parts.

    PHYSICAL DESIGN AND VERIFICATION

    When the design is determined to be functionally correct, the designer generates a non-graphical description called a netlist that details the design components and interconnections. This netlist becomes the blueprint for physical design. Next, the physical design team determines the layout and associated interconnection of the components on the target substrate that will yield the optimum combination of performance, area and cost. Once this process is completed, physical verification tools are used to provide a final check of the design implementation before products are released to manufacturing. Accuracy in this process is essential to avoiding costly production runs of faulty parts.

EDA TOOLS

    The Company's EDA tools are used by customers to analyze, simulate, implement and verify electronic designs. In addition, the Company's tools let design architects and engineers build abstract models of chips, simulate their behavior, and analyze their physical attributes for acceptable performance. The resulting productivity and accuracy improvements over earlier generation approaches to IC design enable customers to develop increasingly complex, high-quality electronic products with accelerated time to market schedules.

    CAE PRODUCTS

    Cadence is a leader in the computer aided engineering (CAE) market primarily based on its strong market presence in logic simulation. Cadence's Verilog HDL logic simulator, VerilogXL-TM-, is used by numerous ASIC vendors and supports over 185 ASIC libraries.

    Cadence also offers a broad suite of tools for logic synthesis. The Synergy-TM- product line provides designers the ability to easily target their design for implementation into an ASIC, field programmable gate array (FPGA) or programmable logic device (PLD) design. Synergy enables designers to make critical tradeoffs between area, power and performance to optimize their design based on specific design requirements. With the advent of deep submicron technology, successful completion of complex designs will require companies to adopt new methodologies and utilize innovative design automation tools. Success will be predicated on introducing physical design knowledge into the logic design process to ensure that the resulting silicon will meet specifications. The adoption of design planning tools will become increasingly important for electronics designers because such tools provide the necessary bridge between the logic and physical domains. An advanced high level design planning environment allows engineers to accurately predict physical effects that are used to provide guidelines for logic optimization and final implementation.

    IC DESIGN PRODUCTS

    The Company's custom layout portfolio is anchored by the Virtuoso-Registered Trademark- product family. This suite consists of tools for basic layout editing, design compaction, layout synthesis and device-level editing. In 1995, the Company introduced Virtuoso FastChip-TM-, which provides the ability to rapidly create cells and blocks for applications including random logic, standard cell blocks and library elements, reducing overall design time. In addition, FastChip allows chip designers to perform extensive "what-if" analysis with design variables like placement and aspect ratios that have significant bearing on performance.

    The Ensemble-TM- product family provides advanced place and route (P&R) solutions for gate, cell, block and mixed designs including: Gate Ensemble-TM-for gate array design, Cell Ensemble-Registered Trademark- , which is finely tuned for two layer metal designs and Cell3 Ensemble-Registered Trademark-, which is based on advanced routing algorithms for three layer metal and above designs. Silicon Ensemble-TM-, which is based on Cadence's proprietary area-based architecture and was introduced in early 1996, provides a broad solution for routing designs that consist of a mix of cell and gate-based approaches. In addition, Silicon Ensemble includes several specialized routing engines to deal with specific design challenges like datapath, complex clock trees, crosstalk and power.

    Cadence's product lines for automated and interactive physical verification are anchored by the Dracula-Registered Trademark- and Diva-TM- products, respectively. Physical verification provides the final check before products are released to manufacturing. In 1995, Cadence introduced Vampire-TM-, which provides advanced hierarchical design capability necessary to successfully verify large scale chips.

    The Analog Artist-TM- series provides a broad set of simulation, layout and verification tools for chip design. This product family features the Spectre-TM-high-speed circuit simulation family of products. In 1994, Cadence introduced SpectreHDL-TM-, the industry's first analog behavioral simulation system for analog and mixed-signal applications. In 1995, the Company further expanded the product offering with the introduction of SpectreRF-TM-, simulation technology utilized specifically for the design of radio frequency applications.

    Additionally, Cadence now offers IC design products previously marketed by HLDS. These design planning products include Top-Down DP-TM-, which has been released for limited customer use, for hardware description language designers in the functional design phase; Logic DP-TM-, for application by gate level designers in the logic implementation phase; and Physical DP-TM-, for application by layout engineers in the physical implementation and verification phase.

    HLDS also offered an EDA infrastructure product now offered by Cadence on which newly defined deep submicron (ICs with feature size below 0.35 micron) design methodologies can be implemented. HLDS' infrastructure product, called Pillar-TM-, provides computer aided design (CAD) developers who are responsible for implementing deep submicron methodologies with a database, graphical user interface, applications programming interfaces and a software development environment.

    HLDS also offered two other standalone EDA tools now offered by Cadence to solve specific deep submicron design problems: HyperExtract-TM- and Fasnet-TM-Delay Calculator. These tools complement the design planning products and may be integrated with the Pillar infrastructure product.

    SYSTEM DESIGN PRODUCTS

    The Allegro-TM- product line offers broad solutions for layout of standard PCB, hybrid (MCM) Allegro-TM- and advanced component packaging. In addition, the Company offers thermal, signal integrity, reliability and electromagnetic analysis tools for detecting potential manufacturing problems. In 1995, the Company introduced BoardQuest-TM-, which is specifically tailored for the needs of high-speed designers, offering advanced system planning to accurately predict thermal, interconnect and electromagnetic effects early in the design process. For analog system and board level design, Cadence's Analog Workbench-TM- offers tools from top-down design through board design.

SERVICES

    Cadence offers services ranging from advanced tools training and methodology assessment to joint design work with customers or even complete outsourcing of its customer's design work where Cadence is responsible for the entire product design from start to finish. In addition, the Company believes that customer support is a key factor in successfully marketing EDA products and generating repeat orders. The Company's product maintenance contracts entitle the customers to product updates, documentation and ongoing support.

    The Company is pursuing a strategy of combining a broad suite of design tools with world-class support, design and process services to enable its customers to accelerate their product development efforts, improve their design productivity and successfully cope with the increasing complexity of IC and electronic system design. The design process is becoming more complicated as customers are seeking to create higher performance products, lower development costs, improve time to market and migrate their design and manufacturing efforts to utilize deep submicron technologies. As a consequence, the Company believes that its solutions-oriented approach to providing both EDA tools and services will enable customers to more effectively respond to demanding market requirements.

    Cadence offers a range of design development and support to its customers, from remodeling the customer's design factory (i.e. re-engineering the product design process) to leasing out Cadence's Design Factory(SM), which includes everything from assistance with specific designs to a complete outsourcing of a particular design operation. The Company works with the customer's executive management and engineering team to assess a customer's design goals and objectives and translate those goals into design solutions.

    Cadence's services offerings include product design, library design, design process and software services. Cadence offers product design services to facilitate complex IC design targeted to on-time completion with reliability. The Company offers on-site design assistance and full service chip designs. Library design services assist in the optimization of libraries for performance, density, quality, reliability and testability and the targeting of existing libraries to multiple foundry sources and product applications. Cadence also offers design process services to assist its customers management and engineering teams to optimize their internal design process by providing a product development environment blueprint and implementation management.

    In addition, Cadence offers application and education services that facilitate the implementation and assimilation of Cadence tools and technology aimed at maximizing customers productivity with Cadence's software applications.

MARKETING AND SALES

    As of February 28, 1997, Cadence had 1,784 employees engaged in field sales and sales support, representing approximately 56% of its total work force. In North America, Cadence uses a direct sales force consisting of sales people and applications engineers to license its products. Cadence's sales force presents Cadence and its products for licensing to prospective customers, while applications engineers provide technical pre-sales as well as post-sales support. Due to the complexity of EDA products, the selling cycle is generally long, with three to six months or longer being typical. Activities during this sales cycle typically consist of technical presentations, product demonstrations, and often, an on-site customer evaluation of Cadence software.

    In Europe and Asia, Cadence markets and supports its products primarily through 15 majority-owned subsidiaries. Cadence also serves its international customers through distributors in various countries throughout Europe and Asia/Pacific. Cadence licenses its IC products in Japan primarily though a distributor, Innotech Corporation (Innotech). In 1996, 1995 and 1994, Innotech accounted for 14%, 15% and 10% of total revenue, respectively. Cadence's systems products and services are marketed in Japan through a majority-owned subsidiary.

    Revenue from international sources was $350.2 million, $271.8 million and $221.5 million, or approximately 47%, 50% and 52% of total revenue for 1996, 1995 and 1994, respectively. (See Notes to Consolidated Financial Statements for a summary of operations by geographic area.) Prices for international customers are quoted from a local currency international price list. The list is prepared based on the U.S. dollar price list but reflects the higher cost of doing business outside the United States. International customers are invoiced in the local currency or U.S. dollars using current exchange rates.

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

PRODUCT DEVELOPMENT AND ENGINEERING

    For the years 1996, 1995 and 1994, respectively, Cadence's investment in research and development was $128.9 million, $100.4 million and $88.2 million prior to capitalizing $13.6 million, $11.8 million and

$10.8 million of software development costs. See Notes to Consolidated Financial Statements for a more complete description of Cadence's capitalization of certain software development costs.

    Cadence is currently developing technology that it will introduce to the EDA market in 1997 and beyond. Among the primary areas that Cadence is addressing are the design of silicon devices in the deep sub-micron range, high-speed board design, architectural-level design, high-performance logic verification technology and hardware/software co-design.

    CUSTOMER ALLIANCES

    Cadence has established close working relationships with a number of semiconductor manufacturers and electronic system companies based on a business alliances model. To ensure that research and development activities are properly prioritized and also that finished products meet customers' needs, major new product developments often times begin after collaboration with a Cadence customer/partner.

    These technology alliances allow Cadence to work with customers' designers in defining and developing state-of-the-art solutions for current and emerging design approaches. Through an engineer exchange program, customers will often work on-site at Cadence facilities, giving Cadence valuable insight into customer product planning. Product development partnerships are generally directed at the development and refinement of specific tools.

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

    NEXT-GENERATION TECHNOLOGICAL DEVELOPMENT

    Cadence's advanced research and development group, Cadence Laboratories, is committed to new technological development. This group, located in Berkeley, California and in Rome, Italy, is chartered with identifying and developing prototype technologies in emerging design areas which will offer substantially improved alternatives to current EDA solutions.

COMPETITION

    The Company operates in the highly competitive EDA industry, which continues to be characterized by falling prices, rapid technological change, and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost competitive EDA software products and services, and to bring them to market in a timely manner. The Company competes with other companies, including Avant! Corporation, Mentor Graphics Corp., Synopsys, Inc., Viewlogic Systems, Inc. and Zuken-Redac, that sell one or more competing products and with actual and potential customers' internal EDA software development and design services groups as well. Some of the Company's competitors may have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully.

    Because the EDA industry is labor intensive rather than capital intensive, the number of the Company's actual and potential competitors is significant. A potential competitor who possesses the necessary knowledge of electronic circuit and systems design, production and operation could develop competitive EDA tools using a moderately priced computer workstation and bring such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable products.

    Intense competition in the EDA industry has lowered product prices. In the past, discounts of up to 60% of the list prices of the EDA products have been given. Although the Company is striving to reduce discounts, it recognizes that it may be required to discount EDA product prices under similar circumstances in the future.

    Cadence cooperates with other design automation vendors to deliver full-scope technology to its customers. Through Cadence's Connections Program, customers can more easily integrate Cadence products and technologies with other companies products and technologies. This provides customers with the flexibility to mix and match third-party and proprietary tools to specifically meet their design automation needs. Today over 100 companies have integrated their tools with Cadence's software. In 1996 Cadence introduced platinum status relationships with its Connections Program to jointly deliver, with its platinum partners, integrated design flows. In addition, Cadence is a founding member of the Virtual Socket Interface Alliance, an open membership organization that is developing open specifications to facilitate the development of next generation "system-on-a-chip" solutions.

    The major advantages of Cadence products over its competitors products include higher performance capabilities, enhanced features, and more efficient design methodologies through integration of electrical and physical design tools. Cadence's commitment to industry standard hardware platforms, operating systems and networking protocols allows users to configure an open design environment tailored to their specific needs. As design needs grow, a Cadence design environment usually can be expanded to include additional Cadence tools or third-party tools.

PROPRIETARY TECHNOLOGY

    Cadence believes that its continued success lies, in part, in its employees and the combined knowledge, ability and experience they collectively bring and the abilities of its management team to focus that energy on achieving the Company's goals and objectives.

    Cadence relies principally on licensing, non-disclosure, proprietary rights, and other forms of agreements to secure its rights to its proprietary technology. Cadence's products are generally licensed to end-users on a "right to use" basis pursuant, typically, to a non-transferable license grant which restricts the use of its products to designated seats at designated sites for the customer's internal design purposes only. Cadence's various agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other third person or entity. Although Cadence has taken various technical measures in the form of keys, time-driven locks, and other software and hardware mechanisms to protect its technology, Cadence recognizes that it may very well be technologically feasible for competitors of Cadence to copy aspects of the Company's licensed products in violation of agreements and Cadence's proprietary rights. In appropriate circumstances, Cadence will seek civil and criminal penalties along with any available equitable relief against those who would take or attempt to take or otherwise misappropriate its proprietary technology and other confidential information.

    Cadence also relies on a combination of patent, copyright, and trade secret laws and other traditional intellectual property protection mechanisms. In 1996, Cadence was granted 9 new patents for a total of 25 issuances and was allowed 8 additional patents. In 1996, Cadence filed in excess of 15 new trademark applications. In addition, Cadence has also sought federal copyright protection for certain of its products. Cadence does not believe that any of its technology infringes that of others nor does Cadence believe that any of its trademarks infringe the marks of others.

MANUFACTURING

    Cadence's software production operations consist of configuring the proper version of a product, recording it on magnetic tape or CD-ROM, and producing customer unique access keys which allow customers to use licensed products. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format. Shipments are generally made within two weeks of receiving an order.

EMPLOYEES

    As of February 28, 1997, Cadence employed 3,190 persons, including 1,942 in sales, marketing, support and manufacturing activities, 1,000 in product development and 248 in management, administration and finance. None of Cadence's employees is represented by a labor union, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

    Competition in recruiting of personnel in the software industry is intense. Cadence believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in San Jose, California, and the Company owns the related land and buildings. The total square footage of the buildings comprising the Company's headquarters is approximately 510,000.

    In addition to the Company's headquarters, the Company continues to lease three buildings with approximately 209,000 square feet in San Jose, California at an annual rate of approximately $5.6 million. The leases related to approximately 129,000 square feet expire in March 1998, and the remaining lease expires in June 1997. Approximately 198,000 of the square footage of these facilities has been sublet and the balance remains available for sublet.

    Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and research and development facilities in San Diego, Santa Cruz and Berkeley, California, Lawrence, Kansas, United Kingdom, France, Taiwan and India at an aggregate annual rental of approximately $8.7 million. Cadence also leases approximately 100,000 square feet of facilities in Chelmsford, Massachusetts for its east coast operations and approximately 85,000 square feet in Sunnyvale, California for its Alta operations at a combined annual rate of approximately $ 1.6 million.

    Cadence also leases approximately 70,000 square feet in a building in Beaverton, Oregon, at a current annual rental of approximately $.8 million, which houses manufacturing, engineering, marketing and administrative operations for IMS and a regional software sales office.

    Cadence believes that these facilities and the undeveloped land adjacent to its current headquarters are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time the Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee relations matters.

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (a company formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc. (Avant!)) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anti-competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO continue to believe that each has meritorious defenses to Avant!'s amended counterclaims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

    On April 19, 1996, the company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. By order of March 18, 1997, the Court granted in part and denied in part that motion. The Court has not yet set a trial date. The Company intends to pursue its claims vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol CDN. The Company has never declared or paid any cash dividends on its common stock in the past and none are planned to be paid in the future. As of December 28, 1996, the Company had approximately 1,644 stockholders of record, not including those held in street or nominee name.

    The following table sets forth the high and low sales price for the Common Stock for each calendar quarter in the two-year period ended December 28, 1996.

                                                                                                     HIGH        LOW
                                                                                                   ---------  ---------
1995:      First Quarter.........................................................................  $   12.39  $    8.55
           Second Quarter........................................................................      15.50      11.28
           Third Quarter.........................................................................      18.55      13.78
           Fourth Quarter........................................................................      28.25      16.05

1996:      First Quarter.........................................................................  $   30.33  $   23.00
           Second Quarter........................................................................      43.75      29.67
           Third Quarter.........................................................................      37.88      23.00
           Fourth Quarter........................................................................      41.38      32.63

ITEM 6.  SELECTED FINANCIAL DATA

Five fiscal years ended December 28, 1996
(In thousands, except per share amounts)

                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
Revenue..............................................  $  741,459  $  548,418  $  429,072  $  368,623  $  418,724
Unusual items (1)....................................  $  100,543  $   --      $   14,707  $   19,650  $     (253)
Income (loss) from operations........................  $   91,259  $  117,860  $   44,047  $   (8,415) $   65,710
Net income (loss) (2)................................  $   29,038  $   97,270  $   36,648  $  (12,779) $   55,360
Net income (loss) per share..........................  $      .32  $     1.05  $      .37  $     (.13) $      .53
Total assets.........................................  $  717,001  $  374,035  $  361,048  $  339,301  $  367,243
Long-term obligations................................  $   20,292  $    1,619  $    2,098  $    4,001  $    5,722

(1) See Notes to Consolidated Financial Statements for further discussion.

(2) Net income (loss) included a $13.6 million after tax gain on the sale of stock of a subsidiary and a $3.1 million after tax gain on the sale of an equity investment in the years ended December 30, 1995 and December 31, 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS."

OVERVIEW

    Cadence Design Systems, Inc. (the Company) develops, markets and supports electronic design automation (EDA) software tools that automate, enhance and accelerate the design and verification of integrated circuits (ICs) and electronic systems. The Company combines its technology with services to help optimize its customers' product development processes. The Company's products and services are used by companies throughout the world to design and develop electronic circuits and systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

    In December 1996, the Company completed the acquisition of High Level Design Systems, Inc. (HLDS), a company which developed, marketed and supported EDA software for the design of high-density, high performance ICs. The acquisition was accounted for as a purchase and, accordingly, the results of HLDS from the date of the acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, the Company recorded a charge to operations of $95.7 million for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    In November 1996, the Company consummated a secondary public offering whereby 5.75 million shares of common stock were sold generating $202.1 million of net proceeds.

    In October 1996, the Company entered into a merger agreement with Cooper and Chyan Technology, Inc. (CCT). CCT develops, markets and supports software tools that help designers route the wires that interconnect the electronic devices on high performance printed circuit boards (PCBs) and ICs. The acquisition is expected to be accounted for as a pooling of interests. The merger has been approved by CCT's shareholders and is currently awaiting regulatory approval. There can be no assurance that regulatory approval will be obtained and that the merger will be consummated.

    In July 1995, the Company and its wholly-owned subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public approximately 3.0 million shares of common stock, of which approximately 2.6 million shares were sold by the Company as the sole selling stockholder of IMS and .4 million shares were sold by IMS. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to approximately 55%. However, as the Company remained the majority stockholder as of December 28, 1996, the consolidated financial statements of the Company for all periods presented include the accounts of IMS after elimination of intercompany accounts and transactions and minority interest adjustments. In February 1997, the Company and IMS sold 1.7 million shares of common stock to the public of which .95 million were owned by the Company. As a result, the Company received approximately $18.6 million and reduced its ownership in IMS to approximately 37%.

    In August 1994, the Company acquired the business and certain assets of Redwood Design Automation, Inc. (Redwood). Redwood developed, marketed and supported advanced software tools for electronic systems design. The acquisition was accounted for as a purchase and, accordingly, the results of Redwood from the date of the acquisition forward have been recorded in the Company's consolidated financial statements.

RESULTS OF OPERATIONS

REVENUE

                                                                                                             % CHANGE
                                                                                                       --------------------
                                                                        1996       1995       1994       96/95      95/94
                                                                      ---------  ---------  ---------  ---------  ---------
(In millions)
Product.............................................................  $   414.1  $   292.2  $   241.5        42%        21%
Services............................................................      114.6       65.9       28.4        74%       132%
Maintenance.........................................................      212.8      190.3      159.2        12%        20%
                                                                      ---------  ---------  ---------
  Total revenue.....................................................  $   741.5  $   548.4  $   429.1        35%        28%
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Sources of Revenue as a Percent of Total Revenue
Product.............................................................        56%        53%        56%
Services............................................................        15%        12%         7%
Maintenance.........................................................        29%        35%        37%

    In 1996, strong demand for the Company's products and services generated a 35% increase in revenues as compared to the prior year.

    The increases in product revenue in 1996 when compared with 1995 and in 1995 when compared with 1994 were primarily the result of increased demand for the Company's products which enable customers to meet complex design challenges, including deep submicron IC design. The 1996 increase was attributed to increased sales volume of its automatic place and route, physical layout and verification, and timing-driven design process tools. Also, demand increased for Electronic Systems Design Automation (ESDA) products, produced by the Company's Alta Group, which are designed to allow customers to include product concepts in the EDA environment by accelerating and enhancing the early phases of system development. The increase in product revenue in 1995 was exemplified by increased sales volume of its IC, automated test equipment (ATE) hardware business, top-down design and Alta Group's systems design products.

    The increases in services revenue in 1996 and 1995 were the result of significant demand for the Company's Spectrum Services offerings, which provide a range of solutions to address the product development needs of its customers. The 1995 increase in services revenue was driven by an outsourcing agreement with Unisys Corporation (Unisys) to assume a substantial portion of Unisys' internal silicon design operation. This five-year agreement was signed in March 1995 for a total contract value of at least $75 million. The decreased services revenue growth rate in 1996, as compared to 1995, was due to a small services revenue base in 1994.

    The increase in maintenance revenue was attributable to an increase in the Company's installed base of products. The decreased maintenance revenue growth rate in 1996, as compared to 1995, was due to customers renewing maintenance contracts at a slower rate in 1996 as compared with 1995.

    Revenue from international sources was approximately $350.2 million, $271.8 million and $221.5 million, or 47%, 50% and 52% of total revenue for 1996, 1995 and 1994, respectively. In 1996, domestic and international revenue increased 41% and 29%, respectively, following increases of 33% and 23% in 1995. The increase in total revenue from international sources in 1996, as compared to 1995, was primarily attributable to product revenue growth and new Spectrum Services contracts in all regions. The higher percentage increase in domestic revenue in 1996, as compared to international revenue, was primarily attributable to an increase in domestic services revenue in 1996 as compared to 1995. The increase in international revenue in 1996, as compared to 1995, more than offset the negative impact of $31.4 million on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

COST OF REVENUE

                                                                                                                % CHANGE
                                                                                                          --------------------
                                                                           1996       1995       1994       96/95      95/94
                                                                         ---------  ---------  ---------  ---------  ---------
(In millions)
Product................................................................  $    48.4  $    44.8  $    52.9         8%      (15)%
Services...............................................................  $    81.0  $    55.0  $    22.6        47%       143%
Maintenance............................................................  $    24.1  $    16.7  $    14.3        44%        17%

Cost of Revenue as a Percent of Related Revenue
Product................................................................        12%        15%        22%
Services...............................................................        71%        83%        80%
Maintenance............................................................        11%         9%         9%

    Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and costs of the Company's ATE hardware business. The increase in cost of product in absolute dollars in 1996, as compared to 1995, was primarily due to the increased cost of revenue associated with its ATE products resulting from higher product demand, as well as increased purchased software amortization and the write-off of $1.6 million of capitalized software development costs related to products at the end of their life cycle. The decrease in cost of product as a percentage of product revenue in 1996, as compared to 1995, was primarily due to revenues growing at a faster rate than costs. The decrease in cost of product in absolute dollars and as a percentage of product revenue in 1995, as compared to 1994, was primarily due to productivity improvements in the software release and production process, and a reduction in printing and manufacturing costs due to decreased demand for manuals, partly offset by increased cost of revenue associated with its ATE products resulting from higher product demand.

    Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased in total dollars in both 1996 and 1995 due to increased services revenue and the continued development of this line of business. The increase in cost of services from 1994 to 1995 was primarily due to additional costs associated with the transfer to the Company of former employees of Unisys pursuant to the outsourcing agreement signed in March of 1995. As part of the Unisys outsourcing agreement, the Company retained approximately 180 hardware and software designers and acquired fixed assets and certain intangibles. While primarily focused on serving the needs of Unisys, the design and services resources acquired by the Company are also being used to support other customers' design needs. The improvement in services gross margins to 29% in 1996, as compared to 17% in 1995, was due to increased operating efficiencies attained within existing services offerings. Continued investment in developing new services offerings and the cost of integrating new services professionals performing a growing number of services offerings will continue to put pressure on services gross margins until operating efficiencies are obtained.

    Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. The increase in cost of maintenance in total dollars and as a percentage of maintenance revenue from 1995 to 1996 was principally due to additional on-site support costs necessary to support a larger installed base.

OPERATING EXPENSES

                                                                                                              % CHANGE
                                                                                                        --------------------
                                                                         1996       1995       1994       96/95      95/94
                                                                       ---------  ---------  ---------  ---------  ---------
(In millions)
Marketing and sales..................................................  $   226.5  $   185.0  $   163.4        22%        13%
Research and development.............................................  $   115.3  $    88.6  $    77.4        30%        14%
General and administrative...........................................  $    54.4  $    40.4  $    39.7        34%         2%

Expenses as a Percent of Total Revenue
Marketing and sales..................................................        31%        34%        38%
Research and development.............................................        16%        16%        18%
General and administrative...........................................         7%         7%         9%

MARKETING AND SALES

    The increase in marketing and sales for 1996, as compared to 1995, was primarily the result of an increase of $26.6 million in employee related expenses attributable to increased headcount including commissions, recruiting and relocations, as well as increases in pre-sales activities and advertising. This increase was partially offset by the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar which favorably impacted marketing and sales expenses by approximately $5.6 million in 1996, as compared to the prior year. Marketing and sales expenses grew from 1994 to 1995 due to an additional $28.2 million of employee related costs resulting from increased headcount, a higher volume of pre-sales activities and increased commissions and sales incentives. Of these increased expenses, $5.1 million was attributable to the effect of the strengthening of certain foreign currencies in relation to the U.S. dollar. These increases were offset by approximately $6.0 million of decreased facilities costs.

RESEARCH AND DEVELOPMENT

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $128.9 million, $100.4 million and $88.2 million for 1996, 1995 and 1994, respectively, representing 17%, 18% and 21% of total revenue. The expense increases for 1996, as compared to 1995, were primarily attributable to higher salary-related costs due to increased headcount of $15.6 million, higher consulting and other outside service costs of $6.0 million, and higher recruiting, computer maintenance and facilities costs. The increase of $12.2 million from 1994, as compared to 1995, was primarily due to personnel costs of $11.0 million associated with increased headcount and incentive compensation, and $1.6 million of higher consulting costs, offset by decreased facilities costs. The Company capitalized approximately $13.6 million, $11.8 million and $10.8 million of software development costs in the years 1996, 1995 and 1994, respectively, which represented approximately 11%, 12% and 12% of total research and development expenditures made in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased in 1996, as compared to 1995, primarily as a result of higher legal costs of $5.9 million, higher management information and telecommunication costs of $2.2 million and higher outside service costs of $1.0 million. The decrease in general and administrative costs as a percentage of revenue from 1994 to 1995 was primarily attributable to revenue growing at a faster rate than costs. The increase in absolute costs of $.7 million in 1995, as compared to 1994, was the result of $1.1 million of additional information system costs and $.7 million of additional legal expenses. These costs were offset by reductions in employee-related costs, facilities costs and bad debt expense.

OTHER ITEMS

                                                                                           1996       1995       1994
                                                                                         ---------  ---------  ---------
(In millions)
Unusual items..........................................................................  $   100.5  $  --      $    14.7
Other income (expense).................................................................  $     (.8) $    17.2  $     4.8

UNUSUAL ITEMS

    The unusual items in 1996 and in 1994 included costs of $95.7 million and $4.7 million related to the 1996 fourth quarter write-off and the 1994 third quarter write-off of in-process research and development costs associated with the HLDS acquisition and the Redwood acquisition, respectively, as the acquired in-process research and development had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Included in 1996 unusual items was $2.7 million of capitalized software development costs for products developed by the Company which were replaced by HLDS products, as well as $2.1 million of restructuring charges consisting of employee termination costs associated with the outsourcing of the Company's management information technology services and costs associated with excess facilities. Included in the 1994 unusual items was a $10 million provision for settlement of litigation. In April 1994, the Company entered into agreements to settle two class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the statement of income in 1994 was the net settlement cost of $9.0 million plus $1.0 million for related legal costs.

OTHER INCOME AND EXPENSE

    Interest income was $4.4 million, $4.9 million and $3.3 million for 1996, 1995 and 1994, respectively. The decrease in 1996, as compared to 1995, was primarily attributable to prevailing interest rates being lower in 1996 as compared to 1995. This decrease was partially offset by the increased interest earned in the fourth quarter of 1996 as a result of the net proceeds received in a secondary offering of the Company's common stock in the latter part of the quarter. The increase in 1995 was primarily due to increased earnings on cash investments resulting from higher interest rates during 1995 than during 1994. Interest expense was $1.9 million, $2.2 million and $1.0 million for 1996, 1995 and 1994, respectively. The decrease in interest expense in 1996, as compared to 1995, was attributable to a larger notes payable balance being maintained during a majority of 1995 as compared to 1996. The increase in interest expense in 1995, as compared to 1994, was due to an increase in notes payable related to the purchase of corporate facilities in the first and fourth quarters of 1994. The note payable related to the first facility purchase was paid in full in May 1994, and the note payable related to the second facility purchase was paid in full in October 1995. Included in 1995 other income was an $18.9 million gain on the sale of approximately 45% of the stock of IMS, a previously wholly-owned subsidiary, in an initial public offering. In 1994, other income included a $4.2 million gain related to the sale of an equity investment.

INCOME TAXES

                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
(In millions)
Provision for income taxes...............................................................  $    61.4  $    37.8  $    12.2
Effective tax rate.......................................................................        68%        28%        25%

    As of December 28, 1996, the Company had gross deferred tax assets of approximately $48.0 million against which the Company had recorded a valuation allowance of $10.8 million, resulting in net deferred tax assets of $37.2 million. A significant portion of the net operating loss and credit carryforwards which created the deferred tax assets was generated by acquired companies prior to their mergers with the Company and by restructuring charges recorded as a result of these mergers. Approximately $9.0 million of these deferred tax assets will affect equity and intangibles and will not be available to offset future provisions for income taxes. Realization of the net deferred tax assets of $37.2 million is dependent on generating sufficient taxable income prior to the expiration of the loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets of $37.2 million will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

    The 1996 tax rate without the fourth quarter write-off of $95.7 million of in-process research and development costs associated with the HLDS acquisition (which is not deductible for tax purposes) was 33%. The increase in the 1996 tax rate, as compared to the 1995 tax rate, excluding this fourth quarter write-off, was primarily due to an increase in state income taxes and a smaller reduction in the valuation allowance. The increase in the 1995 tax rate, as compared to the 1994 tax rate, was attributable to an increase in foreign earnings which were subject to a higher tax rate than the U.S. tax rate, the related cost of repatriating these earnings and an increase in state income taxes. The Company anticipates that its effective tax rate will remain at 33% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 28, 1996, the Company's principal sources of liquidity consisted of $285.5 million of cash and short-term investments as compared with $96.6 million and $96.9 million at December 30, 1995 and December 31, 1994, respectively, and a three-year, $120 million secured revolving line of credit agreement. As of December 28, 1996, the Company had no borrowings under the revolving line of credit.

    Cash generated from operating activities decreased $21.8 million to $175.3 million for the year ended December 28, 1996, as compared to the year ended December 30, 1995. The decrease was primarily due to increases in accounts receivable, prepaid expenses and other, and lower deferred income taxes, partially offset by an increase in net income prior to the write-off of in-process research and development, an increase in accrued liabilities and payables, and higher deferred revenue. Cash generated from operating activities increased $42.7 million in the year ended December 30, 1995, as compared to the year ended December 31, 1994, primarily due to higher net income and increases in accrued liabilities and payables, and deferred revenue, partially offset by increases in accounts receivable and prepaid expenses.

    At December 28, 1996, the Company had net working capital of $259.6 million compared with $6.5 million at December 30, 1995. The primary reasons for the increase were net proceeds from the Company's secondary public offering of $202.1 million, increases in accounts receivable of $59.9 million and in prepaid expenses and other current assets of $35.5 million, partly offset by an increase in deferred revenue of $14.7 million and an increase in accounts payable and accrued liabilities of $24.2 million. The increase in accounts receivable was attributable to increased billing activity late in the year. The increase in deferred revenue was attributable to increased maintenance renewals and an increase in deferred product revenue. The increase in accounts payable and accrued liabilities was primarily attributable to payments expected to be made in early 1997, including bonus and commissions payments, sales taxes and issuances of stock under the Company's Employee Stock Purchase Plan (ESPP).

    In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles and the capitalization of software development costs, which combined represented $96.4 million and $45.6 million of cash used for investing activities in the years ended December 28, 1996 and December 30, 1995, respectively.

    Since 1994, as part of its authorized stock repurchase program, the Company has sold put warrants and purchased call options through private placements. The Company had a maximum potential obligation related to the put warrants at December 28, 1996 to buy back 1.9 million shares of its common stock at an aggregate price of approximately $66.6 million. The put warrants will expire in March 1997 through September 1997. The Company has both the unconditional right and the intent to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

    In connection with and prior to the consummation of the CCT merger, the Company will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP. Such repurchases are intended to cover the Company's expected re-issuances under the ESPP for the next 12 months.

    Anticipated cash requirements for 1997 include the purchase of treasury stock through the exercise of call options for the Company's seasoned systematic stock repurchase program and the contemplated additions of property, plant and equipment of approximately $60 million.

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $25.0 million will be made over the next two to three years. As of December 28, 1996, the Company had contributed approximately $6.5 million, which is reflected in other assets in the accompanying balance sheet.

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

    The Company has been involved in a number of significant merger and acquisition transactions. These transactions have been motivated by many factors, including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel. Growth through acquisition has several identifiable risks, including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to product transition (such as distribution, engineering, and customer support).

    During the fourth quarter of 1996, the Company acquired HLDS and entered into a merger agreement with CCT (Mergers). Both Mergers have several identifiable risks, including those described above. To maintain and increase profitability, the Company, HLDS, and CCT will need to successfully integrate and streamline overlapping functions. Costs generally associated with this type of integration that may be incurred by the Company include the write-off of capitalized software, severance payments, closing of excess facilities, and disposition of excess equipment. While some of these costs have not been currently identified, any such costs will have an adverse effect on the Company's operating results in the periods in which they are incurred. The Company, HLDS, and CCT each have different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurance that such integration will be accomplished smoothly, expeditiously or successfully. Failure to effectively accomplish the integration of the operations of the Company, HLDS and CCT could have a material adverse effect on Cadence's results of operations and financial condition. Moreover, uncertainty in the marketplace or customer hesitation relating to the Mergers could negatively affect the Company's results of operations.

    Among the conditions that must be fulfilled in order to consummate the CCT Merger is the expiration or termination of the waiting period applicable to the CCT Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). The review of the Merger pursuant to the HSR Act may substantially delay the Company's ability to consummate the Merger. There can be no assurance that a challenge to the CCT Merger on antitrust grounds will not be made, or if such a challenge is made, the Company will prevail or would not be required to terminate the merger agreement, divest certain assets, license certain proprietary technology or accept certain conditions in order to consummate the CCT Merger. In addition, the Company has the right to waive the condition that the CCT Merger be qualified for pooling of interests accounting treatment. If the CCT Merger is consummated but fails to qualify for pooling of interests accounting treatment, then the transaction would be accounted for as a purchase. Accounting for the CCT Merger as a purchase could result in a significant intangible asset or a significant charge against results of operations or both, which could materially and adversely affect future results of operations. There can be no assurance that all of the aforementioned conditions will be satisfied or waived, and therefore, there can be no assurance that the CCT Merger will be consummated.

    During the first quarter of 1997, the Company completed the reorganization of its sales force and other operating groups into business units. These business units (Alta, Deep Submicron, Logic Verification, Full Custom and Performance Engineering) are focused on delivering solutions to customers for specific areas of the design process. Short-term customer uncertainty relating to this reorganization could negatively affect the Company's results of operations.

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

    In addition, a substantial portion of the Company's revenues from services are earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company's revenues are not generally seasonal in nature, the Company has experienced, and may continue to experience, decreases in first quarter revenue compared with the preceding fourth quarter, which is believed to result primarily from the capital purchase cycle of the Company's customers.

    The Company is dependent upon the efforts and abilities of its senior management, its research and development staff and a number of other key management, sales, support, technical and services personnel. As noted above, the Company has recently increased its focus on offering professional services to its customers. To the extent that the Company is not able to attract, retain, train, and motivate highly skilled employees who are able to provide services that satisfy customers' expectations, the Company's business and operating results would be adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

                        SUMMARY QUARTERLY DATA-UNAUDITED
                    (In thousands, except per share amounts)

                                                   1996                                        1995
                                ------------------------------------------  ------------------------------------------
                                   4TH        3RD        2ND        1ST        4TH        3RD        2ND        1ST
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Revenue.......................  $ 212,262  $ 188,741  $ 177,026  $ 163,430  $ 163,756  $ 140,090  $ 128,539  $ 116,033

Cost of revenue...............  $  42,807  $  39,262  $  37,765  $  33,639  $  31,767  $  30,349  $  29,451  $  24,963

Income (loss) from operations
  (1).........................  $ (40,729) $  49,982  $  43,433  $  38,573  $  42,588  $  32,666  $  24,117  $  18,489

Net income (loss) (2).........  $ (57,816) $  32,687  $  28,588  $  25,579  $  30,840  $  35,909  $  16,971  $  13,550

Net income (loss) per share...  $    (.72) $     .36  $     .31  $     .28  $     .33  $     .39  $     .18  $     .14

(1) Income (loss) from operations for the fourth quarter ended December 28, 1996 included unusual items totaling $100.5 million, of which $95.7 million was for the write-off of in-process research and development.

(2) Net income (loss) included a $13.6 million after tax gain on the sale of stock of a subsidiary in third quarter ended September 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 401(a) as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 1, 1997. The information required by this Item as to executive officers is included in Part I under "Executive Officers of the Registrant."

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 28, 1996, all section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

    The executive officers of Cadence are as follows:

NAME                                 AGE        POSITIONS AND OFFICES
-----------------------------------  ---------  ----------------------------------------------------------------------

Joseph B. Costello.................  43         President, Chief Executive Officer and Director

H. Raymond Bingham.................  51         Executive Vice President and Chief Financial Officer

M. Robert Leach....................  49         Senior Vice President, Services

Darrel A. Mank.....................  49         Senior Vice President, Design Services

K.C. Murphy........................  42         Senior Vice President, Corporate Strategy

John F. Olsen......................  45         Senior Vice President, Worldwide Sales

Shane Robison......................  42         Senior Vice President, Engineering

Timothy Q. Unger...................  42         Senior Vice President, Human Resources

Anthony Zingale....................  41         Senior Vice President, Worldwide Marketing

R.L. Smith McKeithen...............  52         Vice President, General Counsel and Secretary

Stephen Y. Fong....................  39         Vice President of Finance and Corporate Treasurer

William Porter.....................  42         Vice President, Corporate Controller and Assistant Secretary

    Executive corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

    JOSEPH B. COSTELLO has served as President and a director of Cadence since May 1988. In addition, Mr. Costello has served as Chief Executive Officer of the Company since June 1988. Mr. Costello is also a director of Racotek, Inc.

    H. RAYMOND BINGHAM joined Cadence in June 1993 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, he was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns for eight years. Mr. Bingham is a director of Sunstone Hotel Investors, Inc. and Integrated Measurement Systems, Inc.

    M. ROBERT LEACH joined Cadence in June 1993 as Senior Vice President of Services. Prior to joining the Company, Mr. Leach was partner-in-charge of the worldwide electronics industry consulting practice for Andersen Consulting for more than 10 years.

    DARREL A. MANK joined Cadence in June 1996 as Senior Vice President, Design Services. From 1991 through 1996, Mr. Mank served as Vice President and General Manager of the portable products division of Cirrus Logic, Inc.

    K.C. MURPHY joined Cadence in April 1996 as Senior Vice President, Corporate Strategy. Prior to joining the Company, Mr. Murphy worked for 17 years at Advanced Micro Devices where he held various positions, most recently Vice President of Strategic Marketing.

    JOHN F. OLSEN joined Cadence in May 1994 as Senior Vice President, Field Operations, and became Senior Vice President, Worldwide Sales, in April 1996. Prior to joining the Company, Mr. Olsen served as a partner for KPMG Peat Marwick for five years.

    SHANE V. ROBISON joined Cadence in July 1995 as Senior Vice President, Engineering. Prior to joining the Company, Mr. Robison served as Vice President and General Manager of Apple Computer's Personal Interactive Electronics Division for more than seven years.

    TIMOTHY Q. UNGER joined Cadence in September 1994 as Vice President, Human Resources, and became Senior Vice President, Human Resources in January 1996. From 1988 through 1994, Mr. Unger was Group Director of Human Resources for Unisys Corporation.

    ANTHONY ZINGALE joined Cadence in April 1989 and currently holds the position of Senior Vice President, Worldwide Marketing. He previously served the Company as Vice President and General Manager of the HDL Design Group, Vice President of Corporate Marketing and Vice President of Marketing for the Systems Division. Prior to joining the Company, Mr. Zingale was Vice President of Marketing at EDA Systems, Inc., which was acquired by Digital Equipment Corporation.

    R.L. SMITH MCKEITHEN joined Cadence in June 1996 as Vice President, General Counsel and Secretary. From 1994 to 1996, he served as Vice President, General Counsel and Secretary of Strategic Mapping, Inc. From 1988 to 1994, he served as Vice President, General Counsel and Secretary of Silicon Graphics, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 1, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 1, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in the Company's Proxy Statement for its annual stockholders' meeting to be held May 1, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                ---------

(a)1.      Financial Statements

           -  Report of Independent Public Accountants........................................................         30

           -  Consolidated Balance Sheets as of December 28, 1996 and December 30, 1995.......................         31

           -  Consolidated Statements of Income for the three fiscal years ended December 28,
                 1996.........................................................................................         32

           -  Consolidated Statements of Stockholders Equity for the three fiscal years ended
                 December 28, 1996............................................................................         33

           -  Consolidated Statements of Cash Flows for the three fiscal years ended December 28,
                 1996.........................................................................................         34

           -  Notes to Consolidated Financial Statements......................................................         35

(a)2.      Financial Statement Schedules

           II.  Valuation and Qualifying Accounts and Reserves................................................         54

           All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3.      Exhibits

    The following exhibits are filed herewith:

 EXHIBIT
 NUMBER                                                 EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------

2.03       Agreement and Plan of Merger and Reorganization dated as of October 28, 1996, among the Registrant,
           Cooper & Chyan Technology, Inc. (CCT) and Wyoming Acquisition Sub, Inc. (incorporated by reference to
           Registrant's Current Report on Form 8-K filed on November 7, 1996 (the November 7, 1996 8-K)).

2.04       Form of Certificate of Merger to be entered into by Registrant and CCT (incorporated by reference to
           Exhibit 2.2 to the Registrant's Form S-4 Registration Statement No. 333-16779 filed on November 26, 1996
           (the November 26, 1996 Form S-4))

3.01       (a) The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the State of
           Delaware on April 8, 1987 (incorporated by reference to Exhibit 3.01 to the Registrant's Form S-1
           Registration Statement (No. 33-13845) originally filed on April 29, 1987 (the 1987 Form S-1)).

           (b) The Registrant's Certificate of Retirement of Stock as filed with the Secretary of State of the
           State of Delaware on September 28, 1987 (incorporated by reference to Exhibit 3.01(b) to the
           Registrant's Form S-4 Registration Statement (No. 33-20724) originally filed on February 25, 1988).

           (c) The Registrant's Certificate of Ownership and Merger as filed with the Secretary of State of the
           State of Delaware on June 1, 1988 (incorporated by reference to Exhibit 3.02(c) to the Registrant's Form
           S-1 Registration Statement (No. 33-23107) originally filed on July 18, 1988 (the 1988 Form S-1)).

           (d) The Registrant's Certificate of Designations of Series A Junior Participating Preferred Stock as
           filed with the Secretary of State of the State of Delaware on June 8, 1989 (incorporated by reference to
           Exhibit 3A to the Registrant's Form 8-K originally filed on June 12, 1989 (the 1989 Form 8-K)).

           (e) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the
           Secretary of State of the State of Delaware on July 26, 1991 (incorporated by reference to Exhibit
           3.01(e) to the Registrant's Form S-4 Registration Statement (No. 33-43400) originally filed on October
           7, 1991 (the 1991 Form S-4)).

           (f) The Registrant's Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (incorporated by reference to
           Exhibit 3.01(f) from the Registrant's Form 10-K for the fiscal year ended December 31, 1991).

           (g) The Registrant's Amendment of Certificate of Incorporation to increase the number of authorized shares of common stock dated February 1997.

3.02       The Registrant's Bylaws, as currently in effect (as incorporated by reference to Exhibit 3.02 to the
           1987 Form S-1 and as amended by Exhibit 3-b to the 1989 Form 8-K).

4.01       Specimen Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4.01 to the
           1991 Form S-4).

4.02       Rights Agreement, dated as of February 9, 1996, between the Registrant and Harris Trust and Savings Bank which includes as exhibits thereto the Certificate of Designations for the Series A Junior Participating
           Preferred Stock, the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares
           (incorporated by reference to Exhibit 1A, 1B and 1C to the Registrant's Form 8-K filed February 16,
           1996.)

 EXHIBIT
 NUMBER                                                 EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
9.05       Form of Voting Agreement, dated as of October 28, 1996, between the Registrant and each of John F.
           Cooper, David Chyan, William J. Portelli, Robert D. Selvi and John R. Harding (incorporated by reference to Exhibit 99.3 to the November 7, 1996 Form 8-K).

10.01      Employment Agreement, dated as of October 28, 1996, between the Registrant and David Chyan (incorporated by reference to Exhibit 99.5 to the November 7, 1996 Form 8-K).

10.02      The Registrant's 1987 Stock Option Plan, as amended on February 5, 1997.

10.03      Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's
           Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).*

10.04      The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Form of Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 to the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 to the Registrant s 1988 Form S-1).*

10.05      The Registrant's 1993 Directors Stock Option Plan including the Form of Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8).*

10.06      The Registrant's 1995 Directors Stock Option Plan including the Form of Stock Option Grant.
           (incorporated by reference to Exhibit 10.05 to the 1995 Form 10-K).

10.07      The Registrant's 1990 Employee Stock Purchase Plan as amended on March 4, 1997.

10.08      The Registrant's Senior Executive Bonus Plan for 1995 (incorporated by reference to Exhibit 10.08 of the
           Registrant's Form 10-K for the fiscal year ended December 31, 1994 (the 1994 Form 10-K)).*

10.09      The Registrant's Senior Executive Bonus Plan for 1996 (incorporated by reference to Exhibit 10.08 to the
           1995 Form 10-K).

10.10      The Registrant's Chief Executive Officer Bonus Plan for 1996 (incorporated by reference to Exhibit 10.09 to the 1995 Form 10-K).

10.11      The Registrant's Deferred Compensation Plan for 1994 (incorporated by reference to Exhibit 10.09 to the
           1994 Form 10-K).*

10.12      The Registrant's 1996 Deferred Compensation Venture Investment Plan (incorporated by reference to
           Exhibit 10.11 to the 1995 Form 10-K).

10.13      Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates (ROPA), a
           California limited partnership, and the Registrant, for the Registrant's executive offices at 555 River
           Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the Registrant's Form
           10-K for the fiscal year ended December 31, 1990 (the 1990 Form 10-K)).

10.14      Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575
           River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form
           10-K).

10.15      Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 535 and
           545 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.17 to the 1990
           Form 10-K).

 EXHIBIT
 NUMBER                                                 EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
10.16      Lease dated September 3, 1985 by and among the Richard T. Peery and John Arrillaga Separate Property
           Trusts (P/A Trusts) and Valid Logic Systems Incorporated (Valid) (which merged into the Registrant) for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California (incorporated by reference to
           Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the 1990 Valid
           Form 10-K)).

10.17      Amendment Number 1, dated March 2, 1988, to Lease Agreement for 75 West Plumeria Avenue, San Jose,
           California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.17 to the
           1990 Valid Form 10-K).

10.18      Lease dated December 19, 1988 by and among the P/A Trusts and Valid for the Registrant's offices at 2835
           North First Street, San Jose, California (incorporated by reference to Exhibit 10.18 to the 1990 Valid
           Form 10-K).

10.19      Lease dated September 3, 1985 by and among the P/A Trusts and Valid for the Registrant's offices at 2820
           Orchard Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the 1990 Valid Form
           10-K).

10.20      Amendment Number 1, dated March 2, 1988, to Lease Agreement for 2820 Orchard Parkway, San Jose,
           California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit 10.15 to the
           1990 Valid Form 10-K).

10.21      Form of Executive Compensation Agreement dated May 1989 between Registrant and Mr. Costello
           (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-4 registration statement (No.
           33-31673), originally filed on October 18, 1989).*

10.22      Offer letter to H. Raymond Bingham dated May 12, 1993 (incorporated by reference to Exhibit 10.24 to the
           Form 10-K for the fiscal year ended December 31, 1993 (the 1993 Form 10-K)).*

10.23      Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to Exhibit 10.25 to the
           1993 Form 10-K).*

10.24      1993 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.05 to the 1994 Form S-8).*

10.25      Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July 5, 1994 by unanimous written consent (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the 1994 Second Quarter Form 10-Q)).*

10.26      Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-Vincentelli (incorporated by reference to the 1994 Second Quarter Form 10-Q).*

10.27      Letter agreement dated August 17, 1994 by and among Registrant, Morris Management Company (the General
           Partner), and Morris Associates VI, L.P. (Morris) whereby Registrant acquired all of the interests in
           River Oaks Place Associates, L.P. (incorporated by reference to the Registrant's Form 8-K filed November
           14, 1994).

10.28      Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc. and Redwood
           Design Automation, Inc. (Redwood) dated as of July 8, 1994 (incorporated by reference to the
           Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form 10-Q, filed November 14,
           1994 (the 1994 Second Quarter 10-Q/A)).

10.29      Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Corporation (incorporated by reference to the Registrant's 1994 Second Quarter 10-Q/A).

 EXHIBIT
 NUMBER                                                 EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
10.30      The Registrant's amended and restated 401 (k) Plan (incorporated by reference to the Registrant's Form
           10-Q for the first quarter ended March 30, 1996 (the March 30, 1996 10-Q)).

10.31      Amendment dated May 3, 1996 (incorporated by reference to the Registrant's Form 10-Q for the first quarter ended March 30, 1996) to Registrant's 1993 Non Statutory Stock Option Plan (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended September 30, 1994).

10.32      Revolving line of credit dated April 1996, by and between Credit Lyonnais and the Registrant
           (incorporated by reference to the March 30, 1996 10-Q).

10.33      Term loan dated May 31, 1996, by and between Credit Lyonnais and River Oaks Place Associates L.P.
           (ROPA), a California limited partnership (the Term Loan) (incorporated by reference to the Registrant's
           Form 10-Q for the second quarter ended June 29, 1996 (the June 29, 1996 10-Q)).

10.34      Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing
           Statement dated May 31, 1996, Schedule to Term Loan (incorporated by reference to the June 29, 1996
           10-Q)

10.35      Assignment of Leases and Rents dated May 31, 1996, Schedule to Term Loan (incorporated by reference to the June 29, 1996 10-Q).

10.36      Assignment of Partnership Interests by Seeley Properties, Inc. dated May 31, 1996, Schedule to Term Loan
           (incorporated by reference to the June 29, 1996 10-Q).

10.37      Assignment of Partnership Interests by the Registrant dated May 31, 1996, Schedule to Term Loan
           (incorporated by reference to the June 29, 1996 10-Q).

10.38      Environmental Indemnity dated May 31, 1996, Schedule to Term Loan (incorporated by reference to the June
           29, 1996 10-Q).

10.39      Amendment dated August 2, 1996 (incorporated by reference to the June 29, 1996 10-Q), to Registrant's
           1987 Stock Option Plan filed on May 31, 1994 (incorporated by reference to Exhibit 4.01 to the
           Registrant's Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994).

10.40      Amendment dated August 2, 1996 (incorporated by reference to the June 29, 1996 10-Q), to Registrant's
           1993 Non Statutory Stock Option Plan (incorporated by reference to the 1994 Third Quarter 10-Q).

10.41      Amendment Number 1, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form 10-Q), to
           Lease Agreement for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's
           Form 10-K for the fiscal year ended December 31, 1990 (the 1990 Form 10-K)).

10.42      Amendment Number 2, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form 10-Q), to
           Lease Agreement for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.14 to the 1990 Form
           10-K).

10.43      Amendment Number 1, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form 10-Q), to
           Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose, California, by and
           between ROPA and the Registrant (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

 EXHIBIT
 NUMBER                                                 EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
10.44      Amendment Number 2, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form 10-Q), to
           Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose, California, by and
           between ROPA and the Registrant (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

10.45      Amendment Number 1, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form 10-Q), to
           Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California, by
           and between ROPA and the Registrant (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

10.46      Amendment Number 2, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form 10-Q), to
           Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California, by
           and between ROPA and the Registrant (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

10.47      Agreement and Plan of Merger and Reorganization dated as of October 3, 1996, among the Registrant, High
           Level Design Systems, Inc. (HLDS) and Harbor Acquisition Sub, Inc. (incorporated by reference to the
           November 7, 1996 8-K).

21.01      Subsidiaries of the Registrant.

23.01      Consent of Arthur Andersen LLP

27.1       Financial data schedule for the period ended December 28, 1996.

------------------------

* A management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b) Reports on Form 8-K

    On November 7, 1996, the Registrant filed a current report on Form 8-K, announcing the execution of an Agreement and Plan of Merger and Reorganization with High Level Design Systems, Inc. on October 3, 1996, and the execution of an Agreement and Plan of Merger and Reorganization with Cooper & Chyan Technology, Inc. on October 28, 1996.

    On December 31, 1996, Registrant filed a current Report on Form 8-K, reporting that the Company had completed its acquisition of High Level Design Systems, Inc.

    On January 13, 1997, Registrant filed a Current Report on Form 8-K, reporting that it has received requests for additional information from the United States Federal Trade Commission with respect to its proposed merger with Cooper & Chyan Technology, Inc.

(c) Exhibits

    The Company hereby files as part of this Form 10-K the Exhibits listed in
    Item 14.(a)3. above.

(d) Financial Statement Schedules

    See Item 14.(a)2. of this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

  CADENCE DESIGN SYSTEMS, INC:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

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

                                                 /s/ ARTHUR ANDERSEN LLP
                                                   Arthur Andersen LLP

San Jose, California
January 17, 1997

                          CADENCE DESIGN SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 28, 1996 AND DECEMBER 30, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             1996         1995
                                                                                          -----------  -----------
                                                      ASSETS
CURRENT ASSETS
  Cash and cash investments.............................................................  $   284,512  $    84,867
  Short-term investments................................................................        1,015       11,774
  Accounts receivable, less allowances of $8,772 in 1996 and $7,420 in 1995.............      148,449       88,503
  Inventories...........................................................................        8,133        8,203
  Prepaid expenses and other............................................................       49,026       13,576
                                                                                          -----------  -----------
    Total current assets................................................................      491,135      206,923
Property, Plant and Equipment, net......................................................      160,927      124,103
Software Development Costs, net.........................................................       21,295       25,793
Purchased Software and Intangibles, net.................................................       10,267        8,268
Other Assets............................................................................       33,377        8,948
                                                                                          -----------  -----------
    Total assets........................................................................  $   717,001  $   374,035
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and current portion of long-term debt...................................  $     3,349  $     1,497
  Accounts payable and accrued liabilities..............................................      116,174       91,999
  Income taxes payable..................................................................        4,901       14,524
  Deferred revenue......................................................................      107,154       92,407
                                                                                          -----------  -----------
    Total current liabilities...........................................................      231,578      200,427
                                                                                          -----------  -----------
LONG-TERM LIABILITIES
  Long-term debt........................................................................       20,292        1,619
  Deferred income taxes.................................................................      --             7,307
  Minority interest liability...........................................................       15,205       12,167
  Other long-term liabilities...........................................................       22,378       18,434
                                                                                          -----------  -----------
    Total long-term liabilities.........................................................       57,875       39,527
                                                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
  Preferred stock -- $.01 par value; authorized 2,000 shares, none issued...............
  Common stock and capital in excess of $.01 par value
    Authorized: 150,000 shares
    Issued: 118,084 shares in 1996 and 113,794 shares in 1995
    Outstanding: 86,611 shares in 1996 and 78,564 shares in 1995........................      603,430      299,544
  Treasury stock at cost (31,473 shares in 1996 and 35,230 shares in 1995)..............     (325,637)    (290,884)
  Retained earnings.....................................................................      151,596      124,471
  Accumulated translation adjustment....................................................       (1,841)         950
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      427,548      134,081
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................  $   717,001  $   374,035
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE FISCAL YEARS ENDED DECEMBER 28, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
REVENUE
  Product....................................................................  $  414,029  $  292,198  $  241,545
  Services...................................................................     114,620      65,860      28,365
  Maintenance................................................................     212,810     190,360     159,162
                                                                               ----------  ----------  ----------
    Total revenue............................................................     741,459     548,418     429,072
                                                                               ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of product............................................................      48,383      44,793      52,897
  Cost of services...........................................................      80,963      54,988      22,590
  Cost of maintenance........................................................      24,127      16,749      14,313
  Marketing and sales........................................................     226,496     185,025     163,408
  Research and development...................................................     115,301      88,566      77,381
  General and administrative.................................................      54,387      40,437      39,729
  Unusual items..............................................................     100,543      --          14,707
                                                                               ----------  ----------  ----------
    Total costs and expenses.................................................     650,200     430,558     385,025
                                                                               ----------  ----------  ----------
Income from operations.......................................................      91,259     117,860      44,047
Other income (expense), net..................................................        (782)     17,237       4,816
                                                                               ----------  ----------  ----------
Income before provision for income taxes.....................................      90,477     135,097      48,863
Provision for income taxes...................................................      61,439      37,827      12,215
                                                                               ----------  ----------  ----------
Net income...................................................................  $   29,038  $   97,270  $   36,648
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share.........................................................  $      .32  $     1.05  $      .37
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common and common equivalent shares outstanding.............      91,590      92,948      98,805
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 28, 1996
                                 (IN THOUSANDS)

                                             COMMON STOCK
                                       ------------------------
                                                  PAR VALUE AND      TREASURY STOCK                  ACCUMULATED
                                                   CAPITAL IN    ----------------------   RETAINED   TRANSLATION
                                        SHARES    EXCESS OF PAR   SHARES      AMOUNT      EARNINGS    ADJUSTMENT
                                       ---------  -------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 31, 1993...........    103,588   $   250,961     (10,929) $   (52,178) $    8,527   $   (1,188)
Purchase of treasury stock...........     --           --          (13,441)     (95,119)     --           --
Issuance of common stock.............      3,498        13,516       1,444        7,231      (1,165)      --
Tax benefits from employee stock
  transactions.......................     --               626      --          --           --           --
Treasury stock issued in connection
  with acquisitions..................     --                70       1,131        6,338        (633)      --
Translation adjustment...............     --           --           --          --           --            2,429
Net income...........................     --           --           --          --           36,648       --
                                       ---------  -------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 31, 1994...........    107,086       265,173     (21,795)    (133,728)     43,377        1,241
Purchase of treasury stock...........     --           --          (14,430)    (163,928)     --           --
Issuance of common stock.............      6,708        26,984         995        6,772        (734)      --
Tax benefits from employee stock
  transactions.......................     --             8,463      --          --           --           --
Purchase of warrant..................     --            (1,746)     --          --          (15,442)      --
Unrealized gain on investment in
  subsidiary.........................     --               670      --          --           --           --
Translation adjustment...............     --           --           --          --           --             (291)
Net income...........................     --           --           --          --           97,270       --
                                       ---------  -------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 30, 1995...........    113,794       299,544     (35,230)    (290,884)    124,471          950
Purchase of treasury stock...........     --           --           (5,157)    (124,204)     --           --
Issuance of common stock.............      4,290        30,498         602        5,401          (3)      --
Tax benefits from employee stock
  transactions.......................     --            58,418      --          --           --           --
Purchase of warrant..................     --            (2,437)     --          --           (1,910)      --
Treasury stock issued in connection
  with an acquisition................     --            73,492       2,562       25,906      --           --
Shares issued in secondary offering,
  net of expenses....................     --           143,915       5,750       58,144      --           --
Translation adjustment...............     --           --           --          --           --           (2,791)
Net income...........................     --           --           --          --           29,038       --
                                       ---------  -------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 28, 1996...........    118,084   $   603,430     (31,473) $  (325,637) $  151,596   $   (1,841)
                                       ---------  -------------  ---------  -----------  ----------  ------------
                                       ---------  -------------  ---------  -----------  ----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 28, 1996
                                 (IN THOUSANDS)

                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
CASH AND CASH INVESTMENTS AT BEGINNING OF YEAR................................  $   84,867  $   75,011  $   61,382
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................................      29,038      97,270      36,648
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................      51,742      46,019      44,257
    Gain on sale of stock of subsidiary.......................................      --         (18,873)     --
    Deferred income taxes.....................................................     (15,943)      5,693      (2,105)
    Write-off of in-process research and development..........................      95,700      --           4,653
    Write-off of software development costs and costs related to
      restructure.............................................................       4,843      --          --
    Increase in other long-term liabilities and minority interest expense.....       5,992       3,135       3,985
    Write-offs of equipment and other long-term assets........................       1,719       2,281       1,229
    Provisions for doubtful accounts and inventory write-offs.................       2,672       5,821       3,334
    Changes in current assets and liabilities, net of effect of acquired businesses:
      Accounts receivable.....................................................     (59,736)    (13,760)     22,413
      Inventories.............................................................        (981)     (4,059)       (592)
      Prepaid expenses and other..............................................     (33,091)     (2,132)      7,871
      Accrued liabilities and payables........................................      78,836      44,439      10,612
      Deferred revenue........................................................      14,521      31,262      22,133
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................     175,312     197,096     154,438
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of short-term investments......................................      18,618      43,296      69,796
    Purchases of short-term investments.......................................      (7,859)    (33,205)    (60,238)
    Purchases of property, plant and equipment................................     (62,089)    (28,338)    (15,196)
    Capitalization of software development costs..............................     (13,560)    (11,845)    (10,790)
    Change in purchased software and intangibles and other assets.............     (20,797)     (5,454)      1,129
    Net proceeds from sale of subsidiary stock................................      --          29,920      --
    Payment for purchase of third-party interests in partnerships, net of cash
      acquired................................................................      --          --         (14,624)
    Cash advanced to a company prior to acquisition...........................      --          --          (1,855)
    Sale of put warrants......................................................      13,870       1,304      10,321
    Purchase of call options..................................................     (13,870)     (1,304)    (10,321)
                                                                                ----------  ----------  ----------
        Net cash used for investing activities................................     (85,687)     (5,626)    (31,778)
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable and long-term debt....................      (2,676)    (26,542)    (29,209)
    Net proceeds from issuance of long-term debt..............................      19,763      --          --
    Sale of common stock......................................................     226,749      26,500      13,516
    Purchases of treasury stock...............................................    (124,204)   (163,928)    (95,119)
    Purchase of warrant.......................................................      (4,347)    (17,188)     --
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) financing activities..................     115,285    (181,158)   (110,812)
                                                                                ----------  ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................................      (5,265)       (456)      1,781
                                                                                ----------  ----------  ----------
INCREASE IN CASH AND CASH INVESTMENTS.........................................     199,645       9,856      13,629
                                                                                ----------  ----------  ----------
CASH AND CASH INVESTMENTS AT END OF YEAR......................................  $  284,512  $   84,867  $   75,011
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest................................................................  $    2,185  $    2,423  $      915
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
      Income taxes (including foreign withholding tax)........................  $   24,349  $   12,968  $    6,885
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Non-cash investing and financing activities:
      Capital lease obligations incurred for equipment........................  $    3,070  $    1,149  $    1,466
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Common and treasury stock issued under the Employee
      Stock Purchase Plan and for an acquisition..............................  $  110,607  $    6,522  $    6,066
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Tax benefits from employee stock transactions.............................  $   58,418  $    8,463  $      626
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 28, 1996

THE COMPANY

    Cadence Design Systems, Inc. (the Company) develops, markets and supports electronic design automation software tools that automate, enhance and accelerate the design and verification of integrated circuits and electronic systems. The Company combines its technology with services to help optimize its customers' product development processes. The Company's products and services are used by companies throughout the world to design and develop electronic circuits and systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

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

    The Company's fiscal year end is the Saturday closest to December 31.

    Certain prior year financial statement balances have been reclassified to conform to the 1996 presentation.

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

    Services revenue consists primarily of revenues received for performing product design development and process improvement, and education and assimilation of software products into the customers' product development process. Services revenue is generally recognized as the services are performed or on the percentage of completion method of accounting, depending upon the nature of the project. Under the percentage of completion method, revenue recognized is that portion of the total contract price that costs expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

    Maintenance revenue consists of fees for providing system updates, user documentation and technical support for software products. Maintenance revenue is recognized ratably over the term of the agreement.

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

    In 1996, 1995 and 1994, one customer (a distributor), which also holds a minority interest in a subsidiary of the Company, accounted for 14%, 15% and 10% of total revenue, respectively. Outstanding trade accounts receivable from this related party were approximately $3.4 million and $5.4 million at December 28, 1996 and December 30, 1995, respectively.

    SOFTWARE DEVELOPMENT COSTS, PURCHASED SOFTWARE AND INTANGIBLES

    The Company capitalizes software development costs in compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on a straight-line basis over three years or, if less, the remaining estimated economic life of the product. Purchased software and intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying product (two to seven years). It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of the costs in the near term.

    In the accompanying statements of income, amortization is included in cost of product for capitalized software development costs and in either cost of product or cost of services for purchased software costs, as determined by the nature of the underlying transaction. In total, amortization of capitalized and purchased software and intangibles amounted to approximately $22.5 million, $19.7 million and $20.2 million for 1996, 1995 and 1994, respectively. The Company wrote off approximately $4.3 million of capitalized software development costs related to products at the end of their life cycle in 1996, of which $2.7 million related to products that were replaced (or discontinued) as a result of the High Level Design Systems, Inc. (HLDS) acquisition, and wrote off $.8 million of purchased software in 1995 for projects discontinued during that year.

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

    CASH, CASH INVESTMENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid debt instruments, including commercial paper, Euro time deposits, repurchase agreements, and certificates of deposit with an original maturity of ninety days or less to be cash investments.

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

    Debt instruments included in cash investments consisted of the following:

                                                                  1996       1995
                                                               ----------  ---------
                                                                  (IN THOUSANDS)
Commercial paper.............................................  $  112,965  $  --
Certificates of deposit......................................       4,221     --
Corporate debt securities....................................      --          2,063
Euro time deposits...........................................      20,000     --
Repurchase agreements........................................      19,803      6,034
U.S. Government notes........................................      --          4,450
                                                               ----------  ---------
                                                               $  156,989  $  12,547
                                                               ----------  ---------
                                                               ----------  ---------

    The Company classifies its short-term investments in debt securities as "held-to-maturity". Accordingly, these investments, which mature through June 1997, are valued using the amortized cost method. The fair value of the investments approximates amortized cost, and as such, the gross unrealized holding gains and losses at December 28, 1996 and December 30, 1995 are not material. Short-term investments consisted of $1.0 million of corporate debt securities at December 28, 1996, and $8.8 million of corporate debt securities and $3.0 million of U.S. Government notes at December 30, 1995.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Inventories are composed of test equipment.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation and amortization are provided over the estimated useful lives, by the straight-line method, as follows: buildings -- 31 years; leasehold and building improvements -- shorter of the lease term or the estimated useful life; equipment -- 2-7 years; and furniture and fixtures -- 3-5 years.

    FINANCIAL INSTRUMENTS

    The Company has a seasoned authorized stock repurchase program under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP). Such repurchases are intended to cover the Company's expected reissuances under the ESPP for the next 12 months. The Company also has an unseasoned systematic repurchase program for anticipated re-issuances of stock under the Company's stock option plans. In connection with and prior to the consummation of the merger with Cooper & Chyan Technology, Inc. (CCT) described below, the Company will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP.

    Since 1994, as part of its authorized repurchase program, the Company has sold put warrants through private placements. As of December 28, 1996, there were outstanding 1.9 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $34.92 to $36.11 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock at a specified price. As of December 28, 1996, the Company had 1.4 million outstanding call options at prices

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

ranging from $35.17 to $36.36 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. The put warrants and call options outstanding at December 28, 1996 are exercisable on various dates through September 1997. At December 28, 1996, the fair value of the call options was approximately $9.7 million and the fair value of the put warrants was approximately $6.3 million. The fair value of put warrants and call options was estimated by the Company's investment bankers.

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

    At December 28, 1996, the Company had both the unconditional right and the intent to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

    The Company enters into foreign currency forward exchange contracts (forward contracts) to hedge the impact of foreign currency fluctuations. Due to the short-term nature of these forward contracts, the unrealized gains and losses were not material at December 28, 1996 and will be recorded when realized. The estimated fair value for foreign exchange contracts is primarily based on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. The estimated fair value at December 28, 1996 and December 30, 1995 was negligible. The notional amount of the forward contracts was approximately $30.1 million at December 28, 1996. These contracts expired on January 29, 1997.

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

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

OTHER INCOME (EXPENSE)

                                                                                    1996       1995       1994
                                                                                  ---------  ---------  ---------
                                                                                          (IN THOUSANDS)
Interest income.................................................................  $   4,362  $   4,854  $   3,262
Interest expense................................................................     (1,913)    (2,222)    (1,045)
Gain on sale of IMS stock.......................................................     --         18,873     --
Gain on sale of investment......................................................     --         --          4,196
Minority interest...............................................................     (3,016)    (1,341)      (485)
Gain (loss) on foreign exchange.................................................        164       (117)      (204)
Other expense, net..............................................................       (379)    (2,810)      (908)
                                                                                  ---------  ---------  ---------
    Total other income (expense)................................................  $    (782) $  17,237  $   4,816
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

                            BALANCE SHEET COMPONENTS

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Inventories
  Raw materials and supplies..............................................................  $    3,981  $    2,335
  Work-in-process.........................................................................       3,031       3,825
  Finished goods..........................................................................       1,121       2,043
                                                                                            ----------  ----------
    Total inventories.....................................................................  $    8,133  $    8,203
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Property, Plant and Equipment
  Land....................................................................................  $   38,848  $   38,848
  Buildings...............................................................................      38,613      38,612
  Leasehold and building improvements.....................................................      26,091      23,349
  Equipment...............................................................................     161,155     108,911
  Furniture and fixtures..................................................................      23,524      19,834
                                                                                            ----------  ----------
    Total cost............................................................................     288,231     229,554
  Less: Accumulated depreciation and amortization.........................................     127,304     105,451
                                                                                            ----------  ----------
    Property, plant and equipment, net....................................................  $  160,927  $  124,103
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Software Development Costs
  Cost....................................................................................  $   58,781  $   47,944
  Less: Accumulated amortization..........................................................      37,486      22,151
                                                                                            ----------  ----------
    Software development costs, net.......................................................  $   21,295  $   25,793
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Purchased Software and Intangibles
  Cost....................................................................................  $   32,226  $   23,086
  Less: Accumulated amortization..........................................................      21,959      14,818
                                                                                            ----------  ----------
    Purchased software and intangibles, net...............................................  $   10,267  $    8,268
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Accounts Payable and Accrued Liabilities
  Payroll and payroll related accruals....................................................  $   65,424  $   48,668
  Other accrued liabilities...............................................................      34,990      25,739
  Accounts payable........................................................................      15,760      17,592
                                                                                            ----------  ----------
    Total accounts payable and accrued liabilities........................................  $  116,174  $   91,999
                                                                                            ----------  ----------
                                                                                            ----------  ----------

INTEGRATED MEASUREMENT SYSTEMS, INC.

    In July 1995, the Company and its wholly owned subsidiary, Integrated Measurement Systems, Inc. (IMS) sold to the public approximately 3.0 million shares of common stock at $11 per share in a registered initial public offering. Of these shares, approximately .4 million were sold by IMS and approximately 2.6 million were sold by the Company as the sole selling stockholder of IMS. The sale generated net proceeds to the Company, after underwriting expenses, discounts, commissions and other expenses, of approximately $26.6 million and a pre-tax gain of approximately $18.9 million, which is reflected as other income in the accompanying statement of income. The Company also recognized a $.7 million unrealized gain, net of taxes, which was recorded in stockholders' equity. IMS received net proceeds of approximately

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

$3.3 million. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to approximately 55%. The minority interest liability of $13.5 million and $10.6 million related to IMS is recorded in minority interest liability in the accompanying December 28, 1996 and December 30, 1995 balance sheets, respectively.

    In January 1997, IMS filed a registration statement with the Securities and Exchange Commission with the intent to sell 1.7 million shares to the public of which .9 million are owned by the Company. The sale will result in the Company reducing its ownership in IMS to approximately 37%.

ACQUISITIONS

    HIGH LEVEL DESIGN SYSTEMS, INC.

    In December 1996, the Company acquired all of the outstanding stock of High Level Design Systems, Inc. (HLDS) for approximately 2.6 million shares of the Company's common stock. The total purchase price was approximately $101.4 million. HLDS developed, marketed and supported electronic design automation software for the design of high-density, high-performance integrated circuits. The acquisition was accounted for as a purchase and, accordingly, the results of HLDS from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $99.6 million were acquired, of which $95.7 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. This one-time charge was reflected in the Company's 1996 statement of income as an unusual item within operating expenses. The remaining intangible of $3.9 million, consisting of goodwill, is included in purchased software and intangibles in the accompanying balance sheets and is being amortized over its estimated useful life of five years.

    In connection with the acquisition, net assets acquired were as follows (in thousands):

Trade accounts receivable and other current assets........  $   1,840
Intangibles, including in-process research and
  development.............................................     99,594
Property, equipment and other long-term assets............      5,945
Current liabilities assumed...............................     (5,680)
Long-term liabilities assumed.............................       (300)
                                                            ---------
    Net assets acquired...................................  $ 101,399
                                                            ---------
                                                            ---------

    The following unaudited pro forma information shows the results of operations for the two fiscal years ended December 28, 1996 as if the HLDS acquisition had occurred at the beginning of each period presented and at the purchase price established in December 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1996 combine the Company's results for the year ended December 28, 1996 with the results of HLDS for the period from January 1, 1996 through the date of acquisition and includes the $95.7 million write-off

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

discussed above. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of five years.

                                                                 1996        1995
                                                              ----------  ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenue.....................................................  $  751,453  $  558,545
Net income..................................................  $   24,924  $   94,819
Net income per share........................................  $      .26  $      .99
Weighted average common and common equivalent shares
  outstanding...............................................      94,309      95,667

    REDWOOD DESIGN AUTOMATION, INC.

    In August 1994, the Company acquired the business and certain assets of Redwood Design Automation, Inc. (Redwood) for approximately .9 million shares of the Company's common stock valued at $4.6 million. Prior to the acquisition of Redwood, the Company advanced $1.8 million to Redwood which was not repaid. Redwood was a development stage company formed to design, develop and market software for use in electronic systems design. The acquisition was accounted for as a purchase and, accordingly, the results of Redwood from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $6.8 million were acquired, of which $4.7 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. This one-time charge was reflected in the Company's 1994 statement of income as an unusual item within operating expenses. The remaining intangibles of $2.1 million were included in purchased software and intangibles. These amounts were fully amortized as of December 28, 1996 after being amortized over their useful life of two years.

    In connection with the acquisition, net assets acquired were as follows (in thousands):

Trade accounts receivable and other current assets........  $     562
Intangibles, including in-process research and
  development.............................................      6,756
Property, equipment and other long-term assets............        541
Current liabilities assumed...............................     (1,162)
Long-term liabilities assumed.............................       (292)
                                                            ---------
    Net assets acquired...................................  $   6,405
                                                            ---------
                                                            ---------

    The following unaudited pro forma information shows the results of operations for the year ended December 31, 1994 as if the Redwood acquisition had occurred at the beginning of the period presented and at the purchase price established in August 1994. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the period or of future operations of the combined companies. The pro forma results combine the Company's results for the year ended December 31, 1994 with the results of Redwood for the period from January 1, 1994 through the

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

date of acquisition. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of two years (in thousands, except per share amount).

Revenue...................................................  $ 429,658
Net income................................................  $  33,531
Net income per share......................................  $     .34
Weighted average common and common equivalent shares
  outstanding.............................................     99,471

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

    In connection with the acquisition of the partnerships, net assets acquired were as follows (in thousands):

Property and other assets...............................................  $   66,030
Liabilities assumed.....................................................     (47,423)
Less: Cash acquired.....................................................      (3,983)
                                                                          ----------
  Net cash paid.........................................................  $   14,624
                                                                          ----------
                                                                          ----------

UNUSUAL ITEMS

    Unusual items included within operating expenses are described below. No unusual items were recorded during 1995.

                                                                            1996       1994       1993       1992
                                                                         ----------  ---------  ---------  ---------
                                                                                       (IN THOUSANDS)
Write-off of in-process research and development.......................  $   95,700  $   4,653  $  --      $  --
Write-off of capitalized software development costs for
  products replaced by HLDS products...................................       2,724     --         --         --
Restructuring costs....................................................       2,119     --         13,450     --
Provision for settlement of litigation.................................      --         10,054     --         --
(Income) loss from operations of disposed division.....................      --         --          6,200       (253)
                                                                         ----------  ---------  ---------  ---------
  Total unusual items..................................................  $  100,543  $  14,707  $  19,650  $    (253)
                                                                         ----------  ---------  ---------  ---------
                                                                         ----------  ---------  ---------  ---------

    The unusual items in 1996 and in 1994 included costs of $95.7 million and $4.7 million related to the 1996 fourth quarter write-off and the 1994 third quarter write-off of in-process research and development

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

associated with the HLDS acquisition and the Redwood acquisition, respectively. The acquired in-process research and development had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Also included in 1996 unusual items were $2.7 million of capitalized software development costs for products developed by the Company which were replaced by HLDS products in connection with the acquisition of HLDS. The 1996 restructuring costs of $2.1 million include employee termination costs associated with the outsourcing of the Company's management information technology services, as well as costs associated with excess facilities. Included in the 1994 unusual items was an approximately $10 million provision for settlement of litigation. In April 1994, the Company entered into agreements to settle two class action lawsuits for a combined settlement of $16.5 million, of which approximately $7.5 million was covered by the Company's insurance carriers. Reflected in the statement of income in 1994 was the net settlement cost of approximately $9.0 million plus approximately $1.0 million for related legal costs.

    In December 1993, the Company sold its Automated Systems (ASI) division for a nominal amount of cash and future royalties. During 1996, ASI filed for bankruptcy and it is unknown if the Company will ultimately receive any such royalties. In light of the nominal proceeds received, the sale of ASI resulted in a loss on disposal of approximately $6.0 million. The loss was due principally to the loss on the sale of the net operating assets, as well as amounts accrued for estimated costs to be incurred in connection with the disposal. Loss on operations of ASI totalled $6.2 million in 1993.

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

LINE OF CREDIT AND NOTE PAYABLE

    In April 1996, the Company entered into a senior secured revolving credit facility (the Facility) which allows the Company to borrow up to $120 million through April 1999. The Facility is secured by the majority of the Company's property, plant and equipment, cash, investments, intangibles, and certain other assets. The Company has the option to pay interest based upon the London Interbank Offered Rate (LIBOR) plus 1.5%, or the higher of the federal funds effective rate plus .5% or prime. The Company must comply with certain financial covenants and conditions as defined in the Facility which the Company was in compliance with at December 28, 1996. As of December 28, 1996, the Company had no outstanding borrowings under the Facility. The Facility has scheduled mandatory reductions.

    In May 1996, the Company's wholly owned real estate partnership, River Oaks Place Associates L.P. (the Partnership), entered into a $20 million long-term financing arrangement (the ROPA Loan) with a bank. The financing agreement expires on December 31, 2005, and requires quarterly principal payments, which began on September 30, 1996, in amounts ranging from $.4 million to $.7 million. The Partnership has the option to pay interest at the LIBOR plus 1.5% or the higher of the bank's prime rate plus .5% or

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

the Federal Funds rate plus 1.5%. The ROPA Loan is secured by the real and personal properties of the Partnership. In connection with the ROPA Loan agreement, the Company extended its lease agreements with the Partnership until December 31, 2005 and minimum lease payments under the agreements have been assigned as security under the ROPA Loan agreement.

NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consisted of the following:

                                                                   1996       1995
                                                                 ---------  ---------
                                                                    (IN THOUSANDS)
Capital lease obligations......................................  $   4,016  $   3,116
Note payable (ROPA Loan).......................................     19,625     --
                                                                 ---------  ---------
  Total........................................................     23,641      3,116
Less: Current portion..........................................      3,349      1,497
                                                                 ---------  ---------
  Long-term debt...............................................  $  20,292  $   1,619
                                                                 ---------  ---------
                                                                 ---------  ---------

    The note payable will be repaid as follows (in millions): $1.6 in 1997 and 1998, $1.4 in 1999, $1.7 in 2000, $1.9 in 2001, and $11.4 thereafter.

LEASES

    Equipment and facilities are leased under various capital and operating leases expiring on different dates through the year 2008. Certain of these leases contain renewal options. Rental expense was approximately $12.3 million, $10.7 million and $19.0 million for 1996, 1995 and 1994, respectively.

    In connection with a previous merger, the Company has closed certain facilities and, accordingly, has accrued for estimated future minimum rent and maintenance costs related to these facilities. Total costs accrued at December 28, 1996 were $5.7 million of which $2.3 million was included in accrued liabilities and $3.4 million was included in other long-term liabilities in the accompanying balance sheet.

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

    At December 28, 1996, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

                                                                  CAPITAL    OPERATING
                                                                  LEASES      LEASES
                                                                 ---------  -----------
                                                                     (IN THOUSANDS)
For the years:
  1997.........................................................  $   2,038   $  11,043
  1998.........................................................      1,394       8,814
  1999.........................................................        782       6,238
  2000.........................................................        302       4,570
  2001.........................................................         53       3,165
Thereafter.....................................................     --           1,641
                                                                 ---------  -----------
Total lease payments...........................................  $   4,569   $  35,471
                                                                            -----------
                                                                            -----------
Less: Amount representing interest (Average rate of 7.5%)......        553
                                                                 ---------
Present value of lease payments................................      4,016
Less: Current portion..........................................      1,800
                                                                 ---------
Long-term portion..............................................  $   2,216
                                                                 ---------
                                                                 ---------

    The cost of equipment under capital leases included in the balance sheets as property, plant and equipment at December 28, 1996 and December 30, 1995 was approximately $11.0 million and $12.6 million, respectively. Accumulated amortization of the leased equipment at December 28, 1996 and December 30, 1995 was approximately $8.4 million and $10.1 million, respectively.

COMMITMENTS AND CONTINGENCIES

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $25 million will be made over the next two to three years. As of December 28, 1996, the Company had contributed approximately $6.5 million, which is reflected in other assets in the accompanying balance sheet.

    During the fourth quarter of 1996, the Company entered into a merger agreement with Cooper & Chyan Technology, Inc. (CCT). The transaction will entail a tax-free, stock-for-stock exchange at a fixed ratio of .85 shares of the Company's common stock for each share of CCT stock. Based on CCT's 13.1 million shares outstanding on December 31, 1996, the Company expects to issue approximately 11.1 million shares. In addition, the Company will assume outstanding stock options of CCT based upon the exchange ratio of .85. The merger, which is currently awaiting regulatory approval, is expected to be accounted for as a pooling of interests.

    From time to time the Company is involved in various disputes and litigation matters which have arisen in the ordinary course of business. These include disputes and lawsuits related to intellectual property, contract law and employee relations matters.

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (a company formed by a merger of companies

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

formerly known as ArcSys, Inc. and ISS, Inc. (Avant!)) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anti-competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counter-claim from the Company's complaint.

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

STOCKHOLDERS' EQUITY

    STOCK SPLIT

    In May 1996 and October 1995, the Company's Board of Directors effected three-for-two stock splits payable in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders. Par value remained at $.01 per share. The stock split resulted in the issuance of approximately 25.8 million and 37.8 million additional shares of common stock from authorized but unissued shares in 1996 and 1995, respectively. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock splits.

    STOCK COMPENSATION PLANS

    FIXED STOCK OPTION PLANS

    The Company's Employee Stock Option Plan (the Plan) provides for the issuance of either incentive or non-qualified options to its employees to purchase up to 30,685,050 shares of common stock at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the Plan become exercisable over periods of one to four years and expire five to ten years from the date of grant.

    The Company's Non-Statutory Stock Option Plan (the Non-Statutory Plan) provides for the issuance of non-qualified options to its employees to purchase up to 12,375,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date and the remaining shares vesting in 36 equal monthly installments. Options under the Non-Statutory Plan generally expire ten years from the date of grant.

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

    Under the Directors Stock Option Plans (the Directors Plans), the Company may grant non-qualified options to its non-employee directors for up to 1,676,248 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors Plans have a term of up to ten years. Certain of the option grants vest one year from the date of grant and certain other option grants vest one-third one year from the date of grant and two-thirds ratably over the subsequent two years.

    The Company has assumed certain options granted to former employees of acquired companies (Acquired Options). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

    A summary of the status of all of the Company's fixed stock option plans as of and during the year ended December 28, 1996 is as follows:

                                                                   1996
                                                      -------------------------------
                                                                    WEIGHTED AVERAGE
                                                         SHARES      EXERCISE PRICE
                                                      ------------  -----------------
Outstanding at beginning of year....................    20,574,794      $    8.46
Assumption of HLDS options..........................       506,110          14.89
Granted.............................................     3,539,798          31.99
Exercised...........................................    (4,290,058)          5.53
Forfeited...........................................      (841,633)         13.04
Expired.............................................        (1,794)          4.27
                                                      ------------
  Outstanding at end of year........................    19,487,217      $    6.81
                                                      ------------
                                                      ------------
Options exercisable at year end.....................    10,149,039
Options available for future grant..................     4,977,784
Weighted average fair value of options
  granted during the year...........................        $11.80

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   ------------------------------------------------  ---------------------------
                                      WEIGHTED-         WEIGHTED-                    WEIGHTED-
    RANGE OF          NUMBER           AVERAGE           AVERAGE        NUMBER        AVERAGE
    EXERCISE       OUTSTANDING        REMAINING         EXERCISE     EXERCISABLE     EXERCISE
     PRICES        AT 12/28/96    CONTRACTUAL LIFE        PRICE      AT 12/28/96       PRICE
-----------------  ------------  -------------------  -------------  ------------  -------------
$.28 - $10.00        10,444,315             8.7         $    5.11       8,419,146    $    4.83
$10.01 - $20.00       4,864,326             9.0             15.28       1,520,376        15.14
$20.01 - $30.00       2,261,921             9.1             27.03         168,028        23.87
$30.01 - $40.00       1,895,605             8.9             35.68          41,489        33.41
$40.01 - $46.00          21,050             9.7             40.25         --            --
                   ------------                                      ------------
                     19,487,217                                        10,149,039
                   ------------                                      ------------
                   ------------                                      ------------

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

    Combined activity for the years ended December 30, 1995 and December 31, 1994 was as follows:

                                                                                         1995            1994
                                                                                    --------------  --------------
                                                                                        SHARES          SHARES
                                                                                    --------------  --------------
Outstanding at beginning of year..................................................      22,793,616      25,094,804
Granted...........................................................................       6,483,705       4,604,715
Exercised ($.19 per share to $11.69 per share)....................................      (6,708,491)     (3,498,376)
Cancelled.........................................................................      (1,994,036)     (3,407,527)
                                                                                    --------------  --------------
  Outstanding at end of year......................................................      20,574,794      22,793,616
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Range of exercise prices of outstanding options at end of year....................  $  0.19-$25.96  $  0.19-$13.28
Options exercisable at year end...................................................       9,120,039      10,293,154
Options available for future grant................................................       7,566,197       4,648,079

    OPTION AGREEMENTS

    Prior to 1996, the Company occasionally has issued options outside of the Plan. As of December 28, 1996, options to purchase 55,705 shares were outstanding and exercisable at prices ranging from $4.14 to $5.22 per share.

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1990 ESPP, the Company is authorized to issue up to 6,750,000 shares of common stock to its employees. Under the terms of the ESPP, employees can choose each year to have up to 12% of their annual base earnings plus bonuses withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or the end of the semiannual option periods. Under the ESPP, the Company issued 605,537, 994,728 and 1,444,473 shares to employees in 1996, 1995 and 1994, respectively. The weighted average fair value of shares issued in 1996 was $7.33.

    PRO FORMA INFORMATION

    The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock compensation plans (the Plans) described above. Accordingly, no compensation cost has been recognized for the Plans. If compensation cost for the Plans had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 1996       1995
                                                               ---------  ---------
                                                               IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS
Net Income                                     As Reported     $  29,038  $  97,270
                                               Pro Forma       $   6,445  $  87,300

Earnings per share -- primary                  As Reported     $     .32  $    1.05
                                               Pro Forma       $     .07  $     .94
Earnings per share -- fully diluted            Pro Forma       $     .04  $     .91

    Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995, and because the Black-Scholes option valuation model was developed for traded

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

options and requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for 1996 and 1995: risk-free interest rate of 6.16% for 1996 and 6.41% for 1995, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of 35%, and a weighted average expected life of an option of four years.

    WARRANT

    In connection with the purchase of the business and certain assets of Comdisco Systems, Inc. (Comdisco), a subsidiary of Comdisco, Inc., in June 1993, the Company issued a warrant (Comdisco Warrant) to purchase 2,925,000 shares of the Company's common stock at $6.45 per share. Pursuant to the original terms of the warrant agreement, during 1996 and 1995, the Company repurchased portions of the warrant applicable to 150,000 and 2,655,000 shares, respectively, for approximately $4.3 million and $17.2 million, respectively. The warrant for the remaining 120,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at the time of issuance at approximately $1.8 million and was included as part of the total purchase price of Comdisco.

    RESERVED FOR FUTURE ISSUANCE

    As of December 28, 1996, the Company has reserved the following shares of authorized but unissued common stock for future issuance:

Employee stock option plans.................................  23,430,961
Other option agreements.....................................      55,705
Directors stock option plans................................     978,335
Employee stock purchase plan................................   1,347,149
Put warrants................................................   1,883,143
Comdisco Warrant............................................     120,000
                                                              ----------
    Total...................................................  27,815,293
                                                              ----------
                                                              ----------

    STOCKHOLDER RIGHTS PLAN

    On February 9, 1996, the Company adopted a new Stockholder Rights Plan (the Preferred Rights Plan) to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock (the Right), par value $.01 per share, of the Company at a price of $240 per one one-thousandth of a share, subject to adjustment. The Rights are subject to redemption at the option of the Board of Directors at a price of $.01 per Right until the occurrence of certain events. The Rights expire on February 20, 2006.

    Concurrent with the adoption of the Preferred Rights Plan, the Board of Directors amended the Company's 1989 Stockholder Rights Plan to provide for the expiration of the rights thereunder effective February 9, 1996.

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

INCOME TAXES

    The provision for income taxes consisted of the following components:

                                                       1996       1995       1994
                                                     ---------  ---------  ---------
                                                             (IN THOUSANDS)
Current
  Federal..........................................  $  59,412  $  11,954  $   4,624
  State............................................      9,712      4,095        881
  Foreign..........................................      8,258     16,085      8,815
                                                     ---------  ---------  ---------
Total current......................................     77,382     32,134     14,320
                                                     ---------  ---------  ---------
Deferred (prepaid)
  Federal..........................................    (15,309)     4,989     (1,103)
  State............................................       (750)       201       (384)
  Foreign..........................................        116        503       (618)
                                                     ---------  ---------  ---------
Total deferred (prepaid)...........................    (15,943)     5,693     (2,105)
                                                     ---------  ---------  ---------
    Total provision for income taxes...............  $  61,439  $  37,827  $  12,215
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

    Income before income taxes for 1996, 1995 and 1994 included income of approximately $25.3 million, $34.2 million and $19.2 million, respectively, from the Company's foreign subsidiaries.

    The provision for income taxes is net of the benefit of operating loss carryforwards totaling $2.6 million, $9.7 million and $20.8 million, for 1996, 1995 and 1994, respectively.

    The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
Provision computed at federal statutory rate..................................  $   31,667  $   47,284  $   17,074
State income tax, net of federal tax effect...................................       5,964       2,662         572
Change in valuation allowance.................................................     (11,835)    (19,999)    (10,457)
Research and development tax credit...........................................        (207)       (494)       (379)
Foreign income tax at a higher rate...........................................      --           2,129      --
Foreign tax credit............................................................      --            (769)       (446)
Foreign withholding taxes.....................................................       2,823       3,414       3,446
Amortization of goodwill......................................................         897         390       2,398
Write-off of in-process research and development..............................      33,495      --          --
Other.........................................................................      (1,365)      3,210           7
                                                                                ----------  ----------  ----------
Provision for income taxes....................................................  $   61,439  $   37,827  $   12,215
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Effective tax rate............................................................         68%         28%         25%
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

    The components of deferred tax assets and liabilities consisted of the following:

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Deferred tax assets
  Merger reserves.........................................................................  $    2,228  $    3,394
  Deferred revenue........................................................................       5,367       5,075
  Vacation accrual........................................................................       3,517       2,902
  Net operating losses....................................................................       7,789       6,202
  Tax credits.............................................................................      12,029      32,845
  Other...................................................................................      17,063      12,148
                                                                                            ----------  ----------
Total deferred tax assets.................................................................      47,993      62,566
  Valuation allowance-provision for income taxes..........................................      (1,714)    (13,549)
  Valuation allowance-equity and intangibles..............................................      (9,041)    (34,223)
                                                                                            ----------  ----------
Net assets................................................................................      37,238      14,794
                                                                                            ----------  ----------
Deferred tax liabilities
  Capitalized software....................................................................      (8,132)    (10,091)
  Other...................................................................................      (9,202)     (7,273)
                                                                                            ----------  ----------
Total deferred tax liabilities............................................................     (17,334)    (17,364)
                                                                                            ----------  ----------
Total net deferred tax assets (liabilities)...............................................  $   19,904  $   (2,570)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company has recorded deferred tax assets of approximately $48.0 million offset by a valuation allowance of $10.8 million. Certain of these deferred tax assets will affect equity and intangibles and will not be available to offset future provisions for income taxes and are identified in the above table as "valuation allowance-equity and intangibles". Realization of the net deferred tax assets of $37.2 million is dependent on generating sufficient taxable income prior to the expiration of the loss and tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets of $37.2 million will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

    The net valuation allowance decreased by $37.0 million in 1996. The decrease in valuation allowance-equity and intangibles of $25.2 million is due to the realization of the tax benefits of stock option deductions generated in prior years. The valuation allowance-provision for income taxes decreased by $11.8 million due to the realization of net operating losses and tax credits generated in prior years. The remaining valuation allowance-provision for income taxes of $1.7 million is due to net operating losses and tax credits of foreign subsidiaries, the use of which is dependent upon generating sufficient taxable income prior to their expiration.

    The remaining net operating loss carryforwards will expire at various dates from 1997 through 2010 and federal tax credit carryforwards will expire at various dates from 1997 through 2011.

    The Company's federal income tax returns for 1989 through 1991 have been examined by the Internal Revenue Service (IRS). Tax credits of $15.6 million have been disallowed by the IRS. The Company is contesting these adjustments and is pursuing administrative remedies. Management believes that adequate provision has been made for any deficiency that may result from this examination and that the resolution

                          CADENCE DESIGN SYSTEMS, INC.

                               DECEMBER 28, 1996

of this matter will not have a material adverse impact on the Company's financial position or results of operations.

OPERATIONS BY GEOGRAPHIC AREA

    The Company operates primarily in one industry segment: the development and marketing of computer-aided design software and related services. The Company's products have been marketed internationally through distributors and through the Company's subsidiaries in Europe and Asia/Pacific. Intercompany revenue results from licenses that are based on a percentage of the subsidiaries' revenue from unaffiliated customers. The following table presents a summary of operations by geographic area.

                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
                                                                                        (In thousands)
Revenue
  Domestic operations(1)...................................................  $   633,997  $   440,618  $   344,696
  European operations......................................................      119,455       97,596       79,404
  Asia/Pacific operations..................................................      129,157      107,556       86,022
  Eliminations.............................................................     (141,150)     (97,352)     (81,050)
                                                                             -----------  -----------  -----------
Consolidated...............................................................  $   741,459  $   548,418  $   429,072
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Intercompany revenue (eliminated in consolidation)
  Domestic operations......................................................  $    94,156  $    58,719  $    58,837
  European operations......................................................       16,984       15,893        9,495
  Asia/Pacific operations..................................................       30,010       22,740       12,718
                                                                             -----------  -----------  -----------
Consolidated...............................................................  $   141,150  $    97,352  $    81,050
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income from operations
  Domestic operations......................................................  $    67,222  $    85,308  $    25,763
  European operations......................................................       13,257        9,705        7,412
  Asia/Pacific operations..................................................       10,780       22,847       10,872
                                                                             -----------  -----------  -----------
Consolidated...............................................................  $    91,259  $   117,860  $    44,047
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Identifiable assets
  Domestic operations......................................................  $   750,040  $   396,676  $   368,226
  European operations......................................................       53,716       50,303       56,343
  Asia/Pacific operations..................................................       59,008       63,680       42,095
  Eliminations.............................................................     (145,763)    (136,624)    (105,616)
                                                                             -----------  -----------  -----------
Consolidated...............................................................  $   717,001  $   374,035  $   361,048
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

(1) Domestic operations revenue includes export revenue of approximately $25.0 million, $14.7 million and $12.9 million to Europe for 1996, 1995 and 1994, respectively, and approximately $125.9 million, $90.6 million and $65.4 million to Asia/Pacific for 1996, 1995 and 1994, respectively.

                                  SCHEDULE II

                          CADENCE DESIGN SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                                                    ADDITIONS
                                                                    BALANCE AT      CHARGED TO     DEDUCTIONS     BALANCE AT
                                                                   BEGINNING OF     COSTS AND         FROM          END OF
                           DESCRIPTION                                PERIOD         EXPENSES       RESERVES        PERIOD
-----------------------------------------------------------------  ------------     ----------     ----------     ----------
Year Ended December 28, 1996
  Allowance for doubtful accounts................................     $7,420          $1,621        $  (269)(1)     $8,772
  Accrued costs for disposed division............................        865           --              (219)           646
  Accrued restructuring costs....................................     --               2,119          --             2,119

Year Ended December 30, 1995
  Allowance for doubtful accounts................................     $4,905          $4,827        $(2,312)(1)     $7,420
  Accrued costs for disposed division............................        874           --                (9)           865

Year Ended December 31, 1994
  Allowance for doubtful accounts................................     $3,471          $2,178        $  (744)(1)     $4,905
  Accrued restructuring costs....................................      3,669           --            (3,669)         --
  Accrued costs for disposed division............................      1,373           --              (499)           874

(1) Uncollectible accounts written-off

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 21, 1997.

                                                    CADENCE DESIGN SYSTEMS, INC.

                                                /s/ JOSEPH B. COSTELLO
                                                -------------------------------------------
                                                Joseph B. Costello
                                                President & Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities and on the date indicated.

                      NAME/TITLE                                                                      DATE
------------------------------------------------------                                          -----------------

PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

/s/ JOSEPH B. COSTELLO
-------------------------------------------
Joseph B. Costello                                                                                 March 21, 1997

CHIEF FINANCIAL OFFICER

/s/ H. RAYMOND BINGHAM
-------------------------------------------
H. Raymond Bingham                                                                                 March 21, 1997

CONTROLLER (Principal Accounting Officer)

/s/ WILLIAM PORTER
-------------------------------------------
William Porter                                                                                     March 21, 1997

ADDITIONAL DIRECTORS

/s/ CAROL BARTZ
-------------------------------------------
Carol Bartz                                                                                        March 21, 1997

/s/ HENRY E. JOHNSTON
-------------------------------------------
Henry E. Johnston                                                                                  March 21, 1997

/s/ DONALD L. LUCAS
-------------------------------------------
Donald L. Lucas                                                                                    March 21, 1997


                      NAME/TITLE                                                                      DATE
------------------------------------------------------                                          -----------------
/s/ DR. LEONARD Y. W. LIU
-------------------------------------------
Dr. Leonard Y. W. Liu                                                                              March 21, 1997

/s/ DR. ALBERTO SANGIOVANNI-VINCENTELLI
-------------------------------------------
Dr. Alberto Sangiovanni-Vincentelli                                                                March 21, 1997

/s/ GEORGE M. SCALISE
-------------------------------------------
George M. Scalise                                                                                  March 21, 1997

/s/ DR. JOHN B. SHOVEN
-------------------------------------------
Dr. John B. Shoven                                                                                 March 21, 1997

/s/ JAMES E. SOLOMON
-------------------------------------------
James E. Solomon                                                                                   March 21, 1997

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             LOCATION
-----------  ----------------------------------------------------------------------------------------------  -------------
      2.03   Agreement and Plan of Merger and Reorganization dated as of October 28, 1996, among the
             Registrant, Cooper & Chyan Technology, Inc. (CCT) and Wyoming Acquisition Sub, Inc.
             (incorporated by reference to Registrant's Current Report on Form 8-K filed on November 7,
             1996 (the November 7, 1996 8-K)).

      2.04   Form of Certificate of Merger to be entered into by Registrant and CCT (incorporated by reference to Exhibit 2.2 to the Registrant's Form S-4 Registration Statement No. 333-16779
             filed on November 26, 1996 (the November 26, 1996 Form S-4))

      3.01   (a) The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the
             State of Delaware on April 8, 1987 (incorporated by reference to Exhibit 3.01 to the
             Registrant's Form S-1 Registration Statement (No. 33-13845) originally filed on April 29, 1987
             (the 1987 Form S-1)).

             (b) The Registrant's Certificate of Retirement of Stock as filed with the Secretary of State of the State of Delaware on September 28, 1987 (incorporated by reference to Exhibit 3.01(b)
             to the Registrant's Form S-4 Registration Statement (No. 33-20724) originally filed on
             February 25, 1988).

             (c) The Registrant's Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988 (incorporated by reference to Exhibit 3.02(c) to the
             Registrant's Form S-1 Registration Statement (No. 33-23107) originally filed on July 18, 1988
             (the 1988 Form S-1)).

             (d) The Registrant's Certificate of Designations of Series A Junior Participating Preferred
             Stock as filed with the Secretary of State of the State of Delaware on June 8, 1989
             (incorporated by reference to Exhibit 3A to the Registrant's Form 8-K originally filed on June
             12, 1989 (the 1989 Form 8-K)).

             (e) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 26, 1991 (incorporated by reference to
             Exhibit 3.01(e) to the Registrant's Form S-4 Registration Statement (No. 33-43400) originally filed on October 7, 1991 (the 1991 Form S-4)).

             (f) The Registrant's Certificate of Designation of Series A Convertible Preferred Stock as
             filed with the Secretary of State of the State of Delaware on December 30, 1991 (incorporated by reference to Exhibit 3.01(f) from the Registrant's Form 10-K for the fiscal year ended
             December 31, 1991).

             (g) The Registrant's Form of Amendment of Certificate of Incorporation to increase the number            62
             of authorized shares of common stock dated February 1997.

      3.02   The Registrant's Bylaws, as currently in effect (as incorporated by reference to Exhibit 3.02 to the 1987 Form S-1 and as amended by Exhibit 3-b to the 1989 Form 8-K).

      4.01   Specimen Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit
             4.01 to the 1991 Form S-4).

      4.02   Rights Agreement, dated as of February 9, 1996, between the Registrant and Harris Trust and
             Savings Bank which includes as exhibits thereto the Certificate of Designations for the Series
             A Junior Participating Preferred Stock, the form of Right Certificate and the Summary of
             Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1A, 1B and 1C to the
             Registrant's Form 8-K filed February 16, 1996.)

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             LOCATION
-----------  ----------------------------------------------------------------------------------------------  -------------
      9.05   Form of Voting Agreement, dated as of October 28, 1996, between the Registrant and each of
             John F. Cooper, David Chyan, William J. Portelli, Robert D. Selvi and John R. Harding
             (incorporated by reference to Exhibit 99.3 to the November 7, 1996 Form58-K).

     10.01   Employment Agreement, dated as of October 28, 1996, between the Registrant and David Chyan
             (incorporated by reference to Exhibit 99.5 to the November 7, 1996 Form 8-K).

     10.02   The Registrant's 1987 Stock Option Plan, as amended on February 5, 1997.                                 63

     10.03   Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit
             4.01 to the Registrant's Form S-8 Registration Statement (No. 33-22652) filed on June 20,
             1988).*

     10.04   The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock
             Option Grant and Form of Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 to the Registrant's 1994 Form S-8 and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 to the Registrant's 1988 Form
             S-1).*

     10.05   The Registrant's 1993 Directors Stock Option Plan including the Form of Stock Option Grant
             (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8).*

     10.06   The Registrant's 1995 Directors Stock Option Plan including the Form of Stock Option Grant.
             (incorporated by reference to Exhibit 10.05 to the 1995 Form 10-K).

     10.07   The Registrant's 1990 Employee Stock Purchase Plan as amended on March 4, 1997.                          70

     10.08   The Registrant's Senior Executive Bonus Plan for 1995 (incorporated by reference to Exhibit
             10.08 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (the 1994 Form
             10-K)).*

     10.09   The Registrant's Senior Executive Bonus Plan for 1996 (incorporated by reference to Exhibit
             10.08 to the 1995 Form 10-K).

     10.10   The Registrant's Chief Executive Officer Bonus Plan for 1996 (incorporated by reference to
             Exhibit 10.09 to the 1995 Form 10-K).

     10.11   The Registrant's Deferred Compensation Plan for 1994 (incorporated by reference to Exhibit
             10.09 to the 1994 Form 10-K).*

     10.12   The Registrant's 1996 Deferred Compensation Venture Investment Plan (incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).

     10.13   Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates
             (ROPA), a California limited partnership, and the Registrant, for the Registrant's executive offices at 555 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit
             10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 (the 1990 Form
             10-K)).

     10.14   Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 575 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             LOCATION
-----------  ----------------------------------------------------------------------------------------------  -------------
     10.15   Lease dated June 29, 1989 by and between ROPA and the Registrant for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit
             10.17 to the 1990 Form 10-K).

     10.16   Lease dated September 3, 1985 by and among the Richard T. Peery and John Arrillaga Separate
             Property Trusts (P/A Trusts) and Valid Logic Systems Incorporated (Valid) (which merged into the Registrant) for the Registrant's offices at 75 West Plumeria Avenue, San Jose, California
             (incorporated by reference to Exhibit 10.16 to the Form 10-K for Valid for the fiscal year ended December 30, 1990 (the 1990 Valid Form 10-K)).

     10.17   Amendment Number 1, dated March 2, 1988, to Lease Agreement for 75 West Plumeria Avenue, San
             Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit
             10.17 to the 1990 Valid Form 10-K).

     10.18   Lease dated December 19, 1988 by and among the P/A Trusts and Valid for the Registrant's offices at 2835 North First Street, San Jose, California (incorporated by reference to Exhibit
             10.18 to the 1990 Valid Form 10-K).

     10.19   Lease dated September 3, 1985 by and among the P/A Trusts and Valid for the Registrant's offices at 2820 Orchard Parkway, San Jose, California (incorporated by reference to Exhibit
             10.14 to the 1990 Valid Form 10-K).

     10.20   Amendment Number 1, dated March 2, 1988, to Lease Agreement for 2820 Orchard Parkway, San
             Jose, California, by and among Valid and the P/A Trusts (incorporated by reference to Exhibit
             10.15 to the 1990 Valid Form 10-K).

     10.21   Form of Executive Compensation Agreement dated May 1989 between Registrant and Mr. Costello
             (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-4 registration statement (No. 33-31673), originally filed on October 18, 1989).*

     10.22   Offer letter to H. Raymond Bingham dated May 12, 1993 (incorporated by reference to Exhibit
             10.24 to the Form 10-K for the fiscal year ended December 31, 1993 (the 1993 Form 10-K)).*

     10.23   Offer letter to M. Robert Leach dated May 17, 1993 (incorporated by reference to Exhibit 10.25 to the 1993 Form 10-K).*

     10.24   1993 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.05 to the 1994
             Form S-8).*

     10.25   Consulting agreement dated May 1, 1994 with Henry E. Johnston, who was made a director on July
             5, 1994 by unanimous written consent (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (the 1994 Second Quarter Form 10-Q)).*

     10.26   Consulting agreement dated October 26, 1993 with Alberto Sangiovanni-Vincentelli (incorporated by reference to the 1994 Second Quarter Form 10-Q).*

     10.27   Letter agreement dated August 17, 1994 by and among Registrant, Morris Management Company (the
             General Partner), and Morris Associates VI, L.P. (Morris) whereby Registrant acquired all of the interests in River Oaks Place Associates, L.P. (incorporated by reference to the
             Registrant's Form 8-K filed November 14, 1994).

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             LOCATION
-----------  ----------------------------------------------------------------------------------------------  -------------
     10.28   Agreement of Merger and Plan of Reorganization by and among Registrant, Simon Software, Inc.
             and Redwood Design Automation, Inc. (Redwood) dated as of July 8, 1994 (incorporated by reference to the Registrant's Form 10-Q/A, Amendment Number 1 to the 1994 Second Quarter Form
             10-Q, filed November 14, 1994 (the 1994 Second Quarter 10-Q/A)).

     10.29   Agreement of Merger dated as of August 1, 1994 between Redwood and CDS Corporation
             (incorporated by reference to the Registrant's 1994 Second Quarter 10-Q/A).

     10.30   The Registrant's amended and restated 401 (k) Plan (incorporated by reference to the
             Registrant's Form 10-Q for the first quarter ended March 30, 1996 (the March 30, 1996 10-Q)).

     10.31   Amendment dated May 3, 1996 (incorporated by reference to the Registrant's Form 10-Q for the first quarter ended March 30, 1996) to Registrant's 1993 Non Statutory Stock Option Plan
             (incorporated by reference to the Registrant's Form 10-Q for the third quarter ended September
             30, 1994).

     10.32   Revolving line of credit dated April 1996, by and between Credit Lyonnais and the Registrant
             (incorporated by reference to the March 30, 1996 10-Q).

     10.33   Term loan dated May 31, 1996, by and between Credit Lyonnais and River Oaks Place Associates
             L.P. (ROPA), a California limited partnership (the Term Loan) (incorporated by reference to the Registrant's Form 10-Q for the second quarter ended June 29, 1996 (the June 29, 1996
             10-Q)).

     10.34   Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and
             Financing Statement dated May 31, 1996, Schedule to Term Loan (incorporated by reference to the June 29, 1996 10-Q)

     10.35   Assignment of Leases and Rents dated May 31, 1996, Schedule to Term Loan (incorporated by reference to the June 29, 1996 10-Q).

     10.36   Assignment of Partnership Interests by Seeley Properties, Inc. dated May 31, 1996, Schedule to
             Term Loan (incorporated by reference to the June 29, 1996 10-Q).

     10.37   Assignment of Partnership Interests by the Registrant dated May 31, 1996, Schedule to Term
             Loan (incorporated by reference to the June 29, 1996 10-Q).

     10.38   Environmental Indemnity dated May 31, 1996, Schedule to Term Loan (incorporated by reference to the June 29, 1996 10-Q).

     10.39   Amendment dated August 2, 1996 (incorporated by reference to the June 29, 1996 10-Q), to
             Registrant's 1987 Stock Option Plan filed on May 31, 1994 (incorporated by reference to
             Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-53913) filed on May
             31, 1994).

     10.40   Amendment dated August 2, 1996 (incorporated by reference to the June 29, 1996 10-Q), to
             Registrant's 1993 Non Statutory Stock Option Plan (incorporated by reference to the 1994 Third
             Quarter 10-Q).

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             LOCATION
-----------  ----------------------------------------------------------------------------------------------  -------------
     10.41   Amendment Number 1, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form
             10-Q), to Lease Agreement for the Registrant's executive offices at 555 River Oaks Parkway,
             San Jose, California, by and between ROPA and the Registrant (incorporated by reference to
             Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 (the
             1990 Form 10-K)).

     10.42   Amendment Number 2, dated May 31,1996, (incorporated by reference to the June 29, 1996 Form
             10-Q), to Lease Agreement for the Registrant's executive offices at 555 River Oaks Parkway,
             San Jose, California, by and between ROPA and the Registrant (incorporated by reference to
             Exhibit 10.14 to the 1990 Form 10-K).

     10.43   Amendment Number 1, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form
             10-Q), to Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose,
             California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

     10.44   Amendment Number 2, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form
             10-Q), to Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose,
             California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.16 to the 1990 Form 10-K).

     10.45   Amendment Number 1, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form
             10-Q), to Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway, San
             Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit
             10.17 to the 1990 Form 10-K).

     10.46   Amendment Number 2, dated May 31, 1996, (incorporated by reference to the June 29, 1996 Form
             10-Q), to Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway, San
             Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit
             10.17 to the 1990 Form 10-K).

     10.47   Agreement and Plan of Merger and Reorganization dated as of October 3, 1996, among the
             Registrant, High Level Design Systems, Inc. (HLDS) and Harbor Acquisition Sub, Inc.
             (incorporated by reference to the November 7, 1996 8-K).

     21.01   Subsidiaries of the Registrant.                                                                          77

     23.01   Consent of Arthur Andersen LLP                                                                           78

      27.1   Financial data schedule for the period ended December 28, 1996.                                          79

------------------------

*A management contract or compensatory plan required to be filed as an exhibit to Form 10-K.