Form 10-Q
period 1997-03-29
CADENCE DESIGN SYSTEMS INC
filed 1997-05-06
CIK 813672

                                 -------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              MARCH 29, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   TO
                              ----------------------------------

                            Commission file number 1-10606


                             CADENCE DESIGN SYSTEMS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


    DELAWARE                                          77-0148231
-------------------------------        ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


555 RIVER OAKS PARKWAY, SAN JOSE, CALIFORNIA                     95134
--------------------------------------------               ----------------
(Address of principal executive offices)                      (Zip Code)


                                            (408) 943-1234
                                       --------------------------
                        Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     __X__ No  _____


At April 30, 1997 there were 88,872,552 shares of the registrant's Common Stock, $0.01 par value outstanding.

                             CADENCE DESIGN SYSTEMS, INC.

                                        INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
              March 29, 1997 and December 28, 1996                          3

         Condensed Consolidated Statements of Income:
              Three Months Ended March 29, 1997 and March 30, 1996          4

         Condensed Consolidated Statements of Cash Flows:
              Three Months Ended March 29, 1997 and March 30, 1996          5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  16


Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CADENCE DESIGN SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                                           March 29,  December  28,
                                                                              1997           1996
                                                                           ---------      ---------
                                                                          (Unaudited)
ASSETS
Current Assets
  Cash and cash investments                                                 $314,885       $284,512
  Short-term investments                                                      13,043          1,015
  Accounts receivable, net                                                   111,362        148,449
  Inventories                                                                  - - -          8,133
  Prepaid expenses and other                                                  50,538         49,026
                                                                           ---------      ---------

    Total current assets                                                     489,828        491,135

  Property, Plant and Equipment, net                                         168,303        160,927
  Software Development Costs, net                                             19,636         21,295
  Purchased Software and Intangibles, net                                     10,006         10,267
  Other Assets                                                                52,405         33,377
                                                                           ---------      ---------

  Total assets                                                              $740,178       $717,001
                                                                           ---------      ---------
                                                                           ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of capital lease obligations and short-term debt         $  20,506       $  3,349
  Accounts payable and accrued liabilities                                   101,637        116,174
  Income taxes payable                                                         3,878          4,901
  Deferred revenue                                                           102,316        107,154
                                                                           ---------      ---------

    Total current liabilities                                                228,337        231,578
                                                                           ---------      ---------

Long-Term Liabilities
  Long-term debt                                                               2,398         20,292
  Minority interest liability                                                  1,701         15,205
  Other long-term liabilities                                                 22,594         22,378
                                                                           ---------      ---------

    Total long-term liabilities                                               26,693         57,875
                                                                           ---------      ---------

Stockholders' Equity:
  Common stock and capital in excess of par value                            634,274        603,430
  Treasury stock at cost (31,391 and 31,473 shares, respectively)           (332,292)      (325,637)
  Retained earnings                                                          188,718        151,596
  Accumulated translation adjustment                                          (5,552)        (1,841)
                                                                           ---------      ---------

    Total stockholders' equity                                               485,148        427,548
                                                                           ---------      ---------

Total liabilities and stockholders' equity                                  $740,178       $717,001
                                                                           ---------      ---------
                                                                           ---------      ---------



           The accompanying notes are an integral part of these statements.

                             CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              Three Months Ended
                                                                           ------------------------
                                                                           March 29,      March 30,
                                                                              1997           1996
                                                                           ---------      ---------
                                                                                   (Unaudited)
REVENUE
  Product                                                                   $102,323      $  90,182
  Services                                                                    33,753         23,098
  Maintenance                                                                 51,472         50,150
                                                                           ---------      ---------

    Total revenue                                                            187,548        163,430
                                                                           ---------      ---------

COSTS AND EXPENSES
  Cost of product                                                              8,951         10,887
  Cost of services                                                            24,194         17,597
  Cost of maintenance                                                          5,752          5,155
  Marketing and sales                                                         55,169         52,193
  Research and development                                                    31,252         26,013
  General and administrative                                                  12,205         13,012
  Unusual items                                                               11,748          - - -
                                                                           ---------      ---------

    Total costs and expenses                                                 149,271        124,857
                                                                           ---------      ---------

INCOME FROM OPERATIONS                                                        38,277         38,573

Other income (expense), net                                                   14,755           (395)
                                                                           ---------      ---------

Income before provision for income taxes                                      53,032         38,178

Provision for income taxes                                                    15,910         12,599
                                                                           ---------      ---------

NET INCOME                                                                  $ 37,122      $  25,579
                                                                           ---------      ---------
                                                                           ---------      ---------

NET INCOME PER SHARE                                                        $    .37      $     .28
                                                                           ---------      ---------
                                                                           ---------      ---------

Weighted average common and common
  equivalent shares outstanding                                               99,652         91,272
                                                                           ---------      ---------
                                                                           ---------      ---------



           The accompanying notes are an integral part of these statements.

                             CADENCE DESIGN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                              Three Months Ended
                                                                           ------------------------
                                                                           March 29,      March 30,
                                                                              1997           1996
                                                                           ---------      ---------
                                                                                   (Unaudited)
CASH AND CASH INVESTMENTS AT
  BEGINNING OF PERIOD                                                       $284,512       $ 84,867
                                                                           ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  37,122         25,579
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                               13,575         12,365
  Deferred income taxes, noncurrent                                             (905)        (2,606)
  Write-offs of equipment and other long-term assets                              87              6
  Change in other long-term liabilities and minority
    interest expense                                                         (12,441)           895
  Gain on sale of subsidiary stock                                           (13,061)           ---
  Write-off of in-process research and development                             4,860            ---
  Changes in current assets and liabilities:
    Accounts receivable                                                       18,472         (2,876)
    Inventories                                                                  ---           (270)
    Prepaid expenses and other                                                   999         (4,258)
    Accrued liabilities and payables                                          13,316          4,324
    Deferred revenue                                                          (4,400)        22,496
                                                                           ---------      ---------
      Net cash provided by operating activities                               57,624         55,655
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of short-term investments                                           ---          4,072
  Purchases of short-term investments                                        (12,028)        (2,020)
  Purchases of property and equipment                                        (24,590)       (13,616)
  Capitalization of software development costs                                (3,259)        (3,222)
  Net proceeds from sale of subsidiary stock                                  18,582            ---
  Effect of IMS deconsolidation on cash                                       (9,536)           ---
  Purchased software and intangibles
    and other assets                                                          (2,076)        (6,804)
                                                                           ---------      ---------
      Net cash used for investing activities                                 (32,907)       (21,590)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease obligations                             (1,592)          (546)
  Increase in leases and other debt                                              794            ---
  Sale of common stock                                                        18,727          6,450
  Purchases of treasury stock                                                (10,603)       (50,294)
                                                                           ---------      ---------
      Net cash provided by (used for) financing activities                     7,326        (44,390)
                                                                           ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,670)        (1,106)
                                                                           ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH
  INVESTMENTS                                                                 30,373        (11,431)
                                                                           ---------      ---------

CASH AND CASH INVESTMENTS AT END OF PERIOD                                  $314,885       $ 73,436
                                                                           ---------      ---------
                                                                           ---------      ---------


           The accompanying notes are an integral part of these statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996.

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

In February 1997, the Company and its subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public 1.7 million shares of common stock which reduced the Company's ownership in IMS to approximately 37% from 55%. Thus, for the quarter ended March 29, 1997, the Company's investment in IMS is recorded using the equity method of accounting. For the prior year quarter the results of IMS are consolidated with the Company's results.

The Company's fiscal year is determined based upon the 52 - 53 week period ending on the Saturday closest to December 31.

    NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during the first quarter of 1997 and 1996, basic net income per share would have been $.42 and $.33, and diluted net income per share would have been $.37 and $.28, respectively.

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial position, results of operations, or cash flows.

    NET INCOME PER SHARE

Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the period using the modified treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share.

    INVENTORIES

Due to the change in accounting for IMS described above, no inventories were recorded at March 29, 1997. Inventories totalling $8.1 million at December 28, 1996, consisting primarily of test equipment, were stated at the lower of cost (first-in, first-out method) or market. Cost included labor, material and manufacturing overhead. Inventories consisted of the following (in millions): raw materials and supplies - $4.0; work-in-process - $3.0, and finished goods - $1.1.

    COMMITMENTS AND CONTINGENCIES

During the fourth quarter of 1996, the Company entered into a merger agreement with Cooper & Chyan Technology, Inc. (CCT). The transaction will entail a tax-free, stock-for-stock exchange at a fixed ratio of .85 shares of the Company's common stock for each share of CCT stock. Based on CCT's 13.2 million shares outstanding on March 31, 1997, the Company expects to issue approximately
11.2 million shares. In addition, the Company will assume outstanding stock options of CCT based upon the exchange ratio of .85. The merger, which is currently awaiting regulatory approval, is expected to be accounted for as a pooling of interests.

The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (a company formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc. (Avant!)) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anti- competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the Court issued an order in which it granted in part and denied in part that motion. The Company has filed an appeal as to certain aspects of the Court's order. The Court has not yet set a trial date. The Company intends to pursue its claim vigorously.

Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

    PUT WARRANTS AND CALL OPTIONS

The Company has a seasoned authorized stock repurchase program under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP). Such repurchases are intended to cover the Company's expected reissuances under the ESPP for the next 12 months. The Company also has an unseasoned systematic repurchase program for anticipated re-issuances of stock under the Company's stock option plans. In connection with and prior to the consummation of the merger with CCT described above, the Company will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP.

Since 1994, as part of its authorized repurchase program, the Company has sold put warrants through private placements. As of March 29, 1997, there were outstanding 1.3 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $34.92 to $36.11 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock, at a specified price. As of March 29, 1997, the Company had .9 million outstanding call options at prices ranging from $35.17 to $36.36 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs.

The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the trading price of the Company's common stock. At March 29, 1997, the Company had both the unconditional right and the intent to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

    SUBSEQUENT EVENT

In April 1997, the Company repaid a loan which was classified as short-term and had an outstanding balance of $19.3 million at March 29, 1997. The original repayment schedule required various quarterly principal payments through the year 2005.

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

RESULTS OF OPERATIONS

REVENUE


                                               MARCH 29,  MARCH 30,  % CHANGE
                                                 1997       1996
                                               --------   ---------  --------
(In millions)
Product                                         $102.3     $ 90.2        13%
Services                                          33.7       23.1        46%
Maintenance                                       51.5       50.1         3%
                                                ------     ------        ---
    Total revenue                               $187.5     $163.4        15%
                                                ------     ------        ---
                                                ------     ------        ---

SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product                                             55%       55%
Services                                            18%       14%
Maintenance                                         27%       31%

The revenue recorded during the first quarter of 1996 included product revenue of $9.2 million from IMS. 1997 first quarter results do not include revenue from IMS since IMS' results are not consolidated in the Company's first quarter 1997 results. If IMS' sales had been excluded from the first quarter of 1996, product revenue would have shown an increase of 26% in the first quarter of 1997 when compared to the first quarter of 1996. This increase was primarily driven by increased demand for products used by customers to develop custom integrated circuits (ICs) and deep submicron designs including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

Services revenue increased 46% in the first quarter of 1997 when compared to the first quarter of 1996. The increase in services revenue was the result of increased demand for the Company's services offerings, in the United States, Europe, and Japan.

The increase in maintenance revenue for the quarter ended March 29, 1997 as compared to the quarter ended March 30, 1996, was attributable to an increase in the Company's installed base of products.

Revenue from international sources was approximately $95.8 million and $74.9 million or 51% and 46% of total revenue for the three months ended March 29, 1997 and March 30, 1996, respectively. Domestic revenue was approximately $91.7 million and $88.5 million for the three months ended March 29, 1997 and March 30, 1996, respectively, representing an increase of 4% from 1996 to 1997. The increase in domestic revenue was attributable to increased sales volume in the product and services areas. The increase in total revenue from international sources in the first quarter of 1997, as compared to the first quarter of 1996, was attributable to strong revenue growth in Japan despite a $9.0 million negative impact on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar as compared to the quarter ended March 30, 1996.

COST OF REVENUE

                                                MARCH 29,  MARCH 30,  % CHANGE
                                                  1997       1996
                                                --------   ---------  --------
(In millions)
Product                                          $ 8.9     $10.9       (18%)
Services                                         $24.2     $17.6        38%
Maintenance                                      $ 5.8     $ 5.2        12%

COST OF REVENUE AS A PERCENT OF RELATED REVENUE
Product                                              9%       12%
Services                                            72%       76%
Maintenance                                         11%       10%

Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and, in the first quarter of 1996, costs related to IMS' automated test equipment (ATE) hardware business. If IMS' costs had been excluded from the costs incurred during the first quarter of 1996, cost of product would have increased 17%. Additionally, cost of product as a percent of product revenue for the first quarter of 1996 would have been 9.5%. The increase in cost of product in absolute dollars, excluding the results of IMS, for the quarter ended March 29, 1997 as compared to the quarter ended March 30, 1996 was primarily due to an increase in royalty expenses.

Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased in total dollars due to the investment in additional services professionals to further develop this line of business, but decreased as a percentage of services revenue as the Company continued to utilize more of its design and services resources to generate revenue. However, until these design and services resources are utilized through additional revenue contracts or until further operating efficiencies are obtained, services gross margins could be adversely affected. Additionally, the cost of integrating new services professionals performing a growing number of services offerings may decrease services gross margins until operating efficiencies are obtained.

Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance increased in total dollars due to additional costs necessary to support a larger installed base.

OPERATING EXPENSES

                                                MARCH 29,  MARCH 30,  % CHANGE
                                                  1997       1996
                                                --------   ---------  --------
(In millions)
Marketing and sales                            $  55.2   $  52.2         6%
Research and development                       $  31.3   $  26.0        20%
General and administrative                     $  12.2   $  13.0        (6%)
Unusual items                                  $  11.7   $ - - -     - - -

EXPENSES AS A PERCENT OF TOTAL REVENUE
Marketing and sales                                 29%       32%
Research and development                            17%       16%
General and administrative                           7%        8%
Unusual items                                        6%    - - -


The increase in marketing and sales expenses was primarily the result of an increase in commissions and sales incentives, partially offset by a decrease in other employee related expenses. Additionally, expenses decreased $2.6 million due to the deconsolidation of IMS, partially offset by an increase of $1.5 million related to the merger with High Level Design Systems, Inc. (HLDS) which occurred during the fourth quarter of 1996. Marketing and sales expenses were favorably impacted by $.9 million in the quarter ended March 29, 1997, as compared to the quarter ended March 30, 1996, as the result of the weakening of certain foreign currencies in relation to the U.S. dollar.

The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $34.5 million and $29.2 million for the quarters ended March 29, 1997 and March 30, 1996, respectively, representing 18% of total revenue in both periods. The increase of $5.3 million in net research and development was primarily driven by an increase in employee related costs of $5.6 million due to increased headcount, offset by a reduction of $2.0 million due to the deconsolidation of IMS. Capitalization of software development costs was $3.2 million for both the quarters ended March 29, 1997 and March 30, 1996, which represented 9% and 11%, respectively, of total research and development expenditures made in each of those periods. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

General and administrative expenses decreased in the quarter ended March 29, 1997, as compared to the same period of the prior year, due to a decrease in legal costs of $2.1 million and a reduction of $.6 million due to the deconsolidation of IMS, offset by increased management information system costs of $1.7 million.

UNUSUAL ITEMS

In February 1997, the Company acquired all of the outstanding stock of Synthesia AB (Synthesia) for 57,583 shares of the Company's common stock and cash. The total purchase price was $4.7 million and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $5.6 million were acquired, of which $4.9 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

The Company incurred $4.8 million of restructuring costs during the quarter, primarily as a result of its merger with HLDS and the Company's reorganization into business units. Costs included a provision for the reduction of its work force, including severance for approximately 114 employees. The majority of the costs were utilized during the first quarter of 1997; the remainder are expected to be disbursed during the second quarter of 1997.

In addition, the Company incurred approximately $2.0 million of expenses to restructure its international business operations.

OTHER INCOME (EXPENSE) AND INCOME TAXES

The increase in other income (expense) of $15.2 million in the first quarter of 1997 as compared to the first quarter of 1996 was primarily due to a $13.1 million gain on the sale of IMS stock recorded by the Company. In addition, interest income increased by $3.6 million due to increased earnings generated by a higher cash balance during the first quarter of 1997.

The Company's estimated annual effective tax rate is 30% for 1997 and 33% for 1996. The decrease in the expected rate is due to the difference in tax rates between domestic and foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997, the Company's principal sources of liquidity consisted of $327.9 million of cash and short-term investments as compared to $285.5 million at December 28, 1996 and a three-year, $120 million secured revolving line of credit agreement. As of May 6, 1997, the Company had no borrowings outstanding under the revolving line of credit.

Cash generated from operating activities increased approximately $2.0 million for the quarter ended March 29, 1997, as compared to the quarter ended March 30, 1996. The increase was primarily due to increases in net income, accounts receivable, and accrued liabilities and payables, partially offset by decreases in deferred revenue and other long-term liabilities and minority interest expense.

At March 29, 1997, the Company had working capital of $261.5 million compared to $259.6 million at December 28, 1996. Working capital increases were driven by an increase in cash and short-term investments of $42.4 million, a decrease in accounts payable and accrued liabilities of $14.5 million, and a decrease in deferred revenue of $4.8 million. The increase in cash was primarily due to the improved collection of accounts receivable which resulted in a decrease in days' sales outstanding at March 29, 1997. Working capital reductions were generated by a decrease in accounts receivable of $37.1 million, a decrease in inventories of $8.1 million, and an increase in short-term debt of $17.2 million.

In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles and the capitalization of software development costs which, combined, represented $29.9 million and $23.6 million of cash used for investing activities in the quarters ended March 29, 1997, and March 30, 1996, respectively. Additionally, $18.6 million in net proceeds related to the sale of IMS stock increased cash, and was partially offset by the loss to the Company of IMS' cash of $9.5 million due to deconsolidation, for the quarter ended March 29, 1997.

Since 1994, as part of its authorized stock repurchase program, the Company has sold put warrants and purchased call options through private placements. The Company had a maximum potential obligation related to the put warrants at March 29, 1997 to buy back 1.3 million shares of its common stock at an aggregate price of approximately $45.8 million.

In connection with and prior to the consummation of the merger with Cooper and Chyan Technologies (CCT) discussed below, the Company will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the company's Employee Stock Purchase Plan (ESPP). Such repurchases are intended to cover the Company's expected re-issuances under the ESPP for the next 12 months.

Anticipated cash requirements for the remainder of 1997 include the purchase of treasury stock through the exercise of call options for the Company's seasoned systematic stock repurchase program and the contemplated additions of property, plant and equipment of approximately $50 million.

As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $35 million will be made over the next three to four years. As of March 29, 1997, the Company had contributed approximately $8.0 million, which is reflected in other assets in the accompanying balance sheet.

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

The Company has been involved in a number of significant merger and acquisition transactions. These transactions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel. Growth through acquisition has several identifiable risks including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies), and issues related to product transition (such as distribution, engineering, and customer support).

During the fourth quarter of 1996, the Company entered into a merger agreement with CCT (the Merger). The Merger has several identifiable risks including those described above. To maintain and increase profitability, the Company and CCT will need to successfully integrate and streamline overlapping functions. Costs generally associated with this type of integration that may be incurred by the Company include the write-off of capitalized software, severance payments, closing of excess facilities, disposition of excess equipment, and merger transaction costs. While some of these costs are not currently identified, any such costs will have an adverse effect on the Company's operating results in the periods in which they are incurred. The Company and CCT have different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurance that such integration will be accomplished smoothly, expeditiously or successfully. Failure to effectively accomplish the integration of the operations of the Company and CCT could have a material adverse effect on Cadence's results of operations and financial condition. Moreover, uncertainty in the marketplace or customer hesitation relating to the Merger could negatively affect the Company's results of operations.

Among the conditions that must be fulfilled in order to consummate the Merger is the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). The review of the Merger pursuant to the HSR Act may substantially delay the Company's ability to consummate the Merger. There can be no assurance that a challenge to the Merger on antitrust grounds will not be made, or if such a challenge is made, the Company will prevail or would not be required to terminate the merger agreement, divest certain assets, license certain proprietary technology or accept certain conditions in order to consummate the Merger. In addition, the Company has the right to waive the condition that the Merger be qualified for pooling of interests accounting treatment. If the Merger is consummated but fails to qualify for pooling of interests accounting treatment, then the transaction would be accounted for as a purchase. Accounting for the Merger as a purchase could result in a significant intangible asset or a significant charge against results of operations or both, which could materially and adversely affect future results of operations. There can be no assurance that all of the aforementioned conditions will be satisfied or waived and, therefore, there can be no assurance that the Merger will be consummated.

During the first quarter of 1997, the Company completed the reorganization of its sales force and other operating groups into business units. These business units (Alta, Deep Submicron, Logic Design and Verification, Custom IC and Performance Engineering) are focused on delivering solutions to customers for specific areas of the design process. The sales force or customer uncertainty relating to this reorganization could negatively affect the Company's results of operations.

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

The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs and other trade barriers. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect Cadence's business, financial condition and results of operations. The Company enters into foreign currency forward contracts to hedge the short-term impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's results of operations.

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

On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anti- competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the Court issued an order in which it granted in part and denied in part that motion. The Company has filed an appeal as to certain aspects of the Court's order. The Court has not yet set a trial date. The Company intends to pursue its claim vigorously.

Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 5.                              OTHER INFORMATION

On February 18, 1997, the Company issued 57,583 shares of its common stock, $.01 par value per share (the Company Shares), to the stockholders of Synthesia AB, a Swedish limited liability company (Synthesia), in connection with the Company's acquisition of 100% of the outstanding stock of Synthesia. The Company also agreed, subject to certain rights of indemnification and setoff under the agreement pursuant to which the Synthesia shares were acquired, to issue to the Synthesia stockholders up to approximately 6,400 additional unregistered shares of the Company's common stock on December 15, 1997. The Company's primary purpose in acquiring the Synthesia shares was the acquisition of Synthesia's behavioral synthesis technology for integration into the Company's product offerings by its Alta Group business unit.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

EXHIBIT
NUMBER                                   EXHIBIT TITLE

27.1     Financial data schedule for the period ended March 29, 1997.

(b)      Reports on Form 8-K

         On March 6, 1997, Registrant filed a Current Report on Form 8-K reporting that the Company issued shares of common stock and the related acquisition of Synthesia AB.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    CADENCE DESIGN SYSTEMS, INC.
    (REGISTRANT)

DATE:    MAY 6, 1997              By:  /S/ JOSEPH B. COSTELLO
    ----------------                   ------------------------------
                                       JOSEPH B. COSTELLO
                                       President and Chief Executive Officer



DATE:    MAY 6, 1997              By:  /S/ H. RAYMOND BINGHAM
    ----------------                   ------------------------------
                                       H. RAYMOND BINGHAM
                                       Executive Vice President
                                       and Chief Financial Officer