Form 10-K405/A
period 1996-12-28
CADENCE DESIGN SYSTEMS INC
filed 1997-07-29
CIK 813672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

   Number of shares of common stock outstanding at March 3, 1997: 88,596,639

                      DOCUMENTS INCORPORATED BY REFERENCE

None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                                 FORM 10-K/A

                               TABLE OF CONTENTS


PART IV.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, July 29, 1997.

                                                    CADENCE DESIGN SYSTEMS, INC.

                                                /s/ JOSEPH B. COSTELLO
                                                -------------------------------------------
                                                Joseph B. Costello
                                                President & Chief Executive Officer


                                                /s/ H. RAYMOND BINGHAM
                                                -------------------------------------------
                                                H. Raymond Bingham
                                                Executive Vice President and
                                                Chief Financial Officer


  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             LOCATION
-----------  ----------------------------------------------------------------------------------------------  -------------

   PART IV Item 14, Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)3.   Exhibits

      27.1   Financial data schedule for the period ended December 28, 1996.                                          79
