Form 10-Q
period 1997-06-28
CADENCE DESIGN SYSTEMS INC
filed 1997-08-08
CIK 813672

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

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-10606

                            ------------------------

                          CADENCE DESIGN SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 77-0148231
     (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

       555 RIVER OAKS PARKWAY,                            95134
         SAN JOSE, CALIFORNIA                           (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (408) 943-1234

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

    At July 31, 1997 there were 101,583,770 shares of the registrant's Common Stock, $0.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX

                                                                                                                PAGE
                                                                                                              ---------

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................................

           Condensed Consolidated Balance Sheets:                                             3
             June 28, 1997 and December 28, 1996........................................

           Condensed Consolidated Statements of Income:                                       4
             Three and Six Months Ended June 28, 1997 and June 29, 1996.................

           Condensed Consolidated Statements of Cash Flows:                                   5
             Six Months Ended June 28, 1997 and June 29, 1996...........................

           Notes to Condensed Consolidated Financial Statements.........................      6

Item 2.    Management's Discussion and Analysis of                                            9
             Financial Condition and Results of Operations..............................

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings............................................................     15

Item 4.    Submission of Matters to a Vote of Security Holders..........................     15

Item 6.    Exhibits and Reports on Form 8-K.............................................     16

           Signatures...................................................................     17

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CADENCE DESIGN SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 28,     DECEMBER
                                                                          1997       28, 1996
                                                                       -----------  -----------
                                                                       (UNAUDITED)
                                            ASSETS
Current Assets
  Cash and cash investments..........................................   $ 316,758    $ 284,512
  Short-term investments.............................................      44,567        1,015
  Accounts receivable, net...........................................     128,366      148,449
  Inventories........................................................      --            8,133
  Prepaid expenses and other.........................................      58,705       49,026
                                                                       -----------  -----------
    Total current assets.............................................     548,396      491,135

Property, Plant and Equipment, net...................................     188,683      160,927
Software Development Costs, net......................................      17,954       21,295
Purchased Software and Intangibles, net..............................       8,206       10,267
Other Non-Current Assets.............................................      70,009       33,377
                                                                       -----------  -----------
    Total assets.....................................................   $ 833,248    $ 717,001
                                                                       -----------  -----------
                                                                       -----------  -----------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of capital lease obligations.......................   $   1,421    $   3,349
  Accounts payable and accrued liabilities...........................     127,221      116,174
  Income taxes payable...............................................       4,692        4,901
  Deferred revenue...................................................     107,737      107,154
                                                                       -----------  -----------
    Total current liabilities........................................     241,071      231,578
                                                                       -----------  -----------
Long-Term Liabilities
  Long-term debt.....................................................       2,165       20,292
  Minority interest liability........................................         968       15,205
  Other long-term liabilities........................................      25,978       22,378
                                                                       -----------  -----------
    Total long-term liabilities......................................      29,111       57,875
                                                                       -----------  -----------
Stockholders' Equity
  Common stock and capital in excess of par value....................     651,902      603,430
  Treasury stock at cost.............................................    (309,281)    (325,637)
  Retained earnings..................................................     225,037      151,596
  Accumulated translation adjustment.................................      (4,592)      (1,841)
                                                                       -----------  -----------
    Total stockholders' equity.......................................     563,066      427,548
                                                                       -----------  -----------
  Total liabilities and stockholders' equity.........................   $ 833,248    $ 717,001
                                                                       -----------  -----------
                                                                       -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   ----------------------  ----------------------
                                                                    JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
REVENUE
  Product........................................................  $  116,540  $   98,376  $  218,863  $  188,558
  Services.......................................................      39,614      26,529      73,368      49,627
  Maintenance....................................................      54,312      52,121     105,784     102,271
                                                                   ----------  ----------  ----------  ----------
    Total revenue................................................     210,466     177,026     398,015     340,456
                                                                   ----------  ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of product................................................      10,090      12,885      19,043      23,772
  Cost of services...............................................      27,868      18,605      52,062      36,202
  Cost of maintenance............................................       5,634       6,275      11,386      11,430
  Marketing and sales............................................      59,689      52,961     114,858     105,154
  Research and development.......................................      33,799      29,221      65,052      55,234
  General and administrative.....................................      13,638      13,646      25,842      26,658
  Unusual items..................................................      22,366      --          34,114      --
                                                                   ----------  ----------  ----------  ----------
    Total costs and expenses.....................................     173,084     133,593     322,357     258,450
                                                                   ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS...........................................      37,382      43,433      75,658      82,006
Other income (expense), net......................................       3,255        (764)     18,011      (1,159)
                                                                   ----------  ----------  ----------  ----------
Income before provision for income taxes.........................      40,637      42,669      93,669      80,847
Provision for income taxes.......................................      12,191      14,081      28,101      26,680
                                                                   ----------  ----------  ----------  ----------
NET INCOME.......................................................  $   28,446  $   28,588  $   65,568  $   54,167
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
NET INCOME PER SHARE.............................................  $      .27  $      .31  $      .64  $      .59
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common and common equivalent shares
  outstanding....................................................     106,458      91,841     103,055      91,557
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                              --------------------
                                                                                              JUNE 28,   JUNE 29,
                                                                                                1997       1996
                                                                                              ---------  ---------
CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD............................................  $ 284,512  $  84,867
                                                                                              ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................................     65,568     54,167
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................     22,959     24,665
  Deferred income taxes, noncurrent.........................................................     (4,242)    (3,408)
  Write-offs of equipment and other long-term assets........................................      1,834      1,690
  Other long-term liabilities and minority interest expense.................................      2,798         17
  Gain on sale of subsidiary stock..........................................................    (13,061)    --
  Write-off of in-process research and development..........................................      4,860     --
  Changes in current assets and liabilities:
    Accounts receivable.....................................................................      6,848    (14,390)
    Inventories.............................................................................     --         (2,229)
    Prepaid expenses and other..............................................................     (1,727)      (678)
    Accrued liabilities and payables........................................................     17,615      8,406
    Income taxes payable....................................................................     26,139     11,755
    Deferred revenue........................................................................     (3,578)    23,680
                                                                                              ---------  ---------
      Net cash provided by operating activities.............................................    126,013    103,675
                                                                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of short-term investments....................................................     13,059      8,200
    Purchases of short-term investments.....................................................    (57,625)    (6,859)
    Purchases of property and equipment.....................................................    (46,147)   (24,554)
    Capitalization of software development costs............................................     (6,800)    (6,897)
    Purchased software and intangibles and other assets.....................................    (17,113)   (14,459)
    Net proceeds from sale of subsidiary stock..............................................     18,582     --
    Effect of IMS deconsolidation on cash...................................................     (9,536)    --
    Effect of CCT acquisition on cash.......................................................     42,358     --
    Sale of put warrants....................................................................     --          3,425
    Purchase of call options................................................................     --         (3,425)
                                                                                              ---------  ---------
      Net cash used for investing activities................................................    (63,222)   (44,569)
                                                                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on capital lease obligations and long-term debt......................    (20,768)    (1,016)
    Net proceeds from issuance of long-term debt............................................     --         19,763
    Increase in leases......................................................................      1,239     --
    Sale of common stock....................................................................     12,693     13,169
    Purchase of treasury stock..............................................................    (21,079)   (80,905)
    Purchase of warrant.....................................................................     --         (4,347)
                                                                                              ---------  ---------
      Net cash used for financing activities................................................    (27,915)   (53,336)
                                                                                              ---------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................................     (2,630)    (1,991)
                                                                                              ---------  ---------

INCREASE IN CASH AND CASH INVESTMENTS.......................................................     32,246      3,779
                                                                                              ---------  ---------

CASH AND CASH INVESTMENTS AT END OF PERIOD..................................................  $ 316,758  $  88,646
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

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

    In February 1997, the Company and its subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public 1.7 million shares of common stock which reduced the Company's ownership in IMS to approximately 37% from 55%. Thus, for the three months and six months ended June 28, 1997, the Company's investment in IMS is recorded using the equity method of accounting. For the comparable periods of the prior year, the results of IMS are consolidated with the Company's results.

    In May 1997, the Company merged with Cooper & Chyan Technology, Inc. (CCT), as described below, which merger was treated as a pooling of interests for accounting purposes.

    The Company's fiscal year is determined based upon the 52 - 53 week period ending on the Saturday closest to December 31.

ACQUISITION

    On May 7, 1997, the Company merged with CCT, the software products of which are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith, the Company issued approximately 11.4 million shares of common stock. In addition, approximately 1.9 million shares of the Company's common stock may be issued in connection with the exercise of CCT stock options assumed by the Company. The acquisition was accounted for as a pooling of interests. Results for prior periods have not been restated due to immateriality.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company for the three months and six months ended June 28, 1997, basic net income per share would have been $0.29 and $0.71, respectively, and diluted net income per share would have been $0.27 and $0.64, respectively. For the three months and six months ended June 29, 1996, basic net income per share for would have been $0.37 and $0.70, respectively, and diluted net income per share would have been $0.31 and $0.59, respectively.

    In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company anticipates that SFAS No. 129 will not have a material impact on its financial statement disclosures.

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

INVENTORIES

    Due to the change in accounting for IMS described above, no inventories were recorded at June 28, 1997. Inventories totaling $8.1 million at December 28, 1996, consisting primarily of test equipment, were stated at the lower of cost (first-in, first-out method) or market. Cost included labor, material, and manufacturing overhead. Inventories consisted of the following (in millions): raw materials and supplies - $4.0; work-in-process - $3.0, and finished goods - $1.1.

NOTE PAYABLE

    In April 1997, the Company repaid a real estate loan which was classified as short-term and had an outstanding balance of $19.3 million at the date of repayment. The original repayment schedule required various quarterly principal payments through the year 2005.

COMMITMENTS AND CONTINGENCIES

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (a company formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc. (Avant!)) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Companys President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the Court issued an order in which it granted in part and denied in part that motion. The Company has filed an appeal as to certain aspects of the Court's order. The Court has not yet set a trial date. By an order dated July 22, 1997, the Court stayed most activity in the case pending in Federal District Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The Company intends to pursue its claim vigorously.

    MANAGEMENT BELIEVES THAT THE ULTIMATE RESOLUTION OF THE DISPUTES AND LITIGATION MATTERS DISCUSSED ABOVE WILL NOT HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

    The Company has a seasoned authorized stock repurchase program under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP). Such repurchases are intended to cover the Company's expected re-issuances under the ESPP for the next 12 months. The Company also had an unseasoned systematic repurchase program for anticipated re-issuances of stock under the Company's stock option plans. In connection with the merger with CCT described above, the Company rescinded its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP.

    Since 1994, as part of its authorized stock repurchase program, the Company has sold put warrants through private placements. As of June 28, 1997, there were outstanding 0.7 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $35.27 to $36.11 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy, on a specified date, one share of common stock at a specified price. As of June 28, 1997, the Company had 0.5 million outstanding call options at prices ranging from $35.52 to $36.36 per share to satisfy anticipated stock repurchase requirements under the Company's seasoned systematic repurchase program.

    The Company has the right to settle the put warrants with stock, cash or a combination of stock and cash equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock or cash could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the trading price of the Company's common stock. At June 28, 1997, the Company had both the unconditional right and the intent to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

    The Company enters into certain foreign currency forward exchange contracts (forward contracts) to hedge the impact of foreign currency fluctuations. Due to the short-term nature of these forward contracts, the unrealized gains and losses were not material at June 28, 1997, and will be recorded when realized. The Company classifies its short-term investments in debt securities as "held-to-maturity." Accordingly, these investments are valued using the amortized cost method.

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

RESULTS OF OPERATIONS

REVENUE

                                                              THREE MONTHS ENDED
                                                                                                SIX MONTHS ENDED
                                                              -------------------              -------------------
                                                              JUNE 28,   JUNE 29,              JUNE 28,   JUNE 29,
                                                                1997       1996     % CHANGE     1997       1996     % CHANGE
                                                              --------   --------   --------   --------   --------   --------
(In millions)
Product.....................................................   $116.5     $ 98.4      18%       $218.9     $188.6      16%
Services....................................................     39.6       26.5      49%         73.4       49.6      48%
Maintenance.................................................     54.4       52.1       4%        105.7      102.3       3%
                                                              --------   --------              --------   --------
  Total revenue.............................................   $210.5     $177.0      19%       $398.0     $340.5      17%
                                                              --------   --------              --------   --------
                                                              --------   --------              --------   --------

SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product.....................................................      55%        56%                   55%        55%
Services....................................................      19%        15%                   18%        15%
Maintenance.................................................      26%        29%                   27%        30%

    The product revenue recorded during the three and six month periods ended June 29, 1996, included product revenue of $10.1 million and $19.3 million, respectively, from IMS. The three and six month periods ended June 28, 1997, do not include product revenue from IMS since IMS' results are not consolidated in the Company's 1997 results. CCT's product revenue for the three and six month periods ending June 29, 1996 and for the quarter ended March 29, 1997 totaled $5.7 million, $11.2 million, and $7.8 million, respectively. The Company's product revenue for these periods did not include product revenue for CCT, which was acquired by the Company on May 7, 1997. The second quarter of 1997 included $8.5 million of product revenue from CCT. If IMS' sales had been excluded from the 1996 results and if CCT's product revenue had been included in the 1996 results and for the three months ended March 29, 1997, product revenue would have shown increases of $22.5 million or 24% and $38.4 million or 21% for the three and six month periods ended June 28, 1997, respectively, compared to the same periods of 1996. The increases were primarily driven by increased demand for products used by customers to develop custom integrated circuits (ICs) and deep submicron designs including design entry tools, automatic place-and-route tools, physical verification tools and systems level tools.

    Services revenue increased 49% and 48% in the three and six month periods ended June 28, 1997, respectively, when compared to the same periods of 1996. The increase in services revenue was the result of increased demand for the Company's services offerings in the United States, Europe, and Japan.

    The increase in maintenance revenue for the three and six month periods ended June 28, 1997 as compared to the same periods of 1996, was primarily attributable to an increase in the Company's installed base of products.

    Revenue from international sources was approximately $101.9 million and $91.1 million or 48% and 51% of total revenue for the three months ended June 28, 1997 and June 29, 1996, respectively. For the six month period ended June 28, 1997, revenue from international sources was $197.7 million, as compared to $166.0 million for the six month period ended June 29, 1996, representing 49% of total revenue for both periods. The increase in total revenue from international sources in the second quarter of 1997, as compared to the second quarter of 1996, was primarily attributable to strong revenue growth in Japan despite a $6.1 million negative impact on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

COST OF REVENUE

                                                              THREE MONTHS ENDED
                                                                                                SIX MONTHS ENDED
                                                              -------------------              -------------------
                                                              JUNE 28,   JUNE 29,              JUNE 28,   JUNE 29,
                                                                1997       1996     % CHANGE     1997       1996     % CHANGE
                                                              --------   --------   --------   --------   --------   --------
(In millions)
Product.....................................................   $ 10.1     $ 12.9      (22%)     $ 19.0     $ 23.8      (20%)
Services....................................................   $ 27.9     $ 18.6       50%      $ 52.1     $ 36.2       44%
Maintenance.................................................   $  5.6     $  6.3      (11%)     $ 11.4     $ 11.4        0%

COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product.....................................................       9%        13%                    9%        13%
Services....................................................      70%        70%                   71%        73%
Maintenance.................................................      10%        12%                   11%        11%

    Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs and, in the three month and six month periods ended June 29, 1996, costs related to IMS' automated test equipment (ATE) hardware business. If IMS costs had been excluded from the costs incurred in the second quarter of 1996, cost of product during the second quarter of 1997 would have increased $0.8 million or 9% when compared to the comparable 1996 period. This increase is due primarily to increased revenue. If IMS' costs had been excluded from the costs incurred during the first six months of 1996, cost of product during the 1997 comparable period would have increased $2.0 million or 11% primarily due to increased revenue and an increase in royalty expenses. Additionally, cost of product as a percent of product revenue for the three month and six month periods ended June 29, 1996, would have been 11% and 10%, respectively.

    Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services revenue increased in total dollars due to costs associated with increased services revenue and the investment in additional services professionals to further develop this line of business. Until these design and services resources are fully utilized through additional revenue contracts or until further operating efficiencies are obtained, as to which there can be no assurance, services gross margins could be adversely affected. Additionally, the cost of integrating new services professionals performing a growing number of services offerings may decrease services gross margins until operating efficiencies are obtained.

    Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue decreased in total dollars and as a percentage of maintenance revenue for the quarter ended June 28, 1997, compared to the prior year quarter, due to the deconsolidation of IMS. Cost of maintenance remained relatively flat, in both absolute dollars and as a percentage of revenue, for the six month period ended June 28, 1997 compared to the six month period ended June 29, 1996.

OPERATING EXPENSES

                                                              THREE MONTHS ENDED
                                                                                                SIX MONTHS ENDED
                                                              -------------------              -------------------
                                                              JUNE 28,   JUNE 29,              JUNE 28,   JUNE 29,
                                                                1997       1996     % CHANGE     1997       1996     % CHANGE
                                                              --------   --------   --------   --------   --------   --------
(In millions)
Marketing and sales.........................................   $ 59.7     $ 53.0      13%       $114.9     $105.2       9%
Research and development....................................   $ 33.8     $ 29.2      16%       $ 65.1     $ 55.2      18%
General and administrative..................................   $ 13.6     $ 13.6       0%       $ 25.8     $ 26.7      (3%)
Unusual items...............................................   $ 22.4     $--                   $ 34.1     $--

EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales.........................................      28%        30%                   29%        31%
Research and development....................................      16%        17%                   16%        16%
General and administrative..................................       6%         8%                    6%         8%
Unusual items...............................................      11%      --                       9%      --

    The three and six month periods ended June 28, 1997, do not include expenses from IMS, but do include expenses from CCT for the period from May 7, 1997 through June 28, 1997.

    The increase in marketing and sales expenses for the quarter ended June 28, 1997, as compared to the quarter ended June 29, 1996, was primarily due to an increase in employee related costs of $3.3 million, an increase in business trip expenses of $1.8 million, an increase in consulting and other services of $1.1 million and increased management information systems costs of $1.1 million. Included in the above amounts are expenses attributable to CCT of approximately $1.7 million. These increases were offset by a decrease of $2.9 million related to the deconsolidation of IMS. The increase in marketing and sales expenses for the six month period ended June 28, 1997, as compared to the six month period ended June 29, 1996, was primarily due to an increase in employee related costs of $6.5 million, increased management information systems costs of $2.5 million, an increase in business trip expenses of $2.2 million and increased advertising expenses of $1.3 million. These increases were partially offset by a decrease of $4.6 million related to the deconsolidation of IMS. Weakening of certain foreign currencies in relation to the U.S. dollar favorably impacted marketing and sales expenses by approximately $1.1 million and $2.1 million for the three and six month periods ended June 28, 1997, respectively, as compared to the prior year periods.

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $37.3 million and $32.9 million for the quarters ended June 28, 1997 and June 29, 1996, respectively, representing 18% and 19% of total revenue. Capitalization of software development costs for the quarters ended June 28, 1997 and June 29, 1996 was $3.5 million and $3.7 million, respectively, which represented 9% and 11%, respectively, of total research and development expenditures made in those periods. For the six months ended June 28, 1997, gross research and development expenses were $71.9 million compared to $62.1 million for the same period in 1996, after capitalization of $6.8 million and $6.9 million, respectively, which represented 9% and 11%, respectively, of total research and development expenditures made in those periods, respectively. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed. The expense increase for the quarter ended June 28, 1997 as compared to the quarter ended June 29, 1996 was primarily attributable to increases in employee related costs of $3.7 million, and an increase in management information systems costs of $0.8 million offset by a decrease of $1.3 million related to the deconsolidation of IMS. Included in the above amounts are expenses attributable to CCT of approximately $1.9 million. The expense increase for the six month period ended June 28, 1997 as compared to the six month period ended June 29, 1996 was primarily attributable to an increase in employee related expenses of $8.0 million and an increase in management information systems costs of $1.3 million offset by a decrease of $2.6 million related to the deconsolidation of IMS.

    For the quarter ended June 28, 1997, general and administrative expenses were essentially flat compared to the prior year quarter primarily due to decreases of $1.0 million in legal expenses and $0.9 million related to the deconsolidation of IMS offset by increases of $1.1 million in management information system costs and $0.9 million in other employee expenses. For the six month period ended June 28, 1997, as compared to the same period of the prior year, general and administrative expenses decreased slightly, primarily as a result of a decrease in legal costs of $3.1 million and a reduction of $1.3 million due to the deconsolidation of IMS, partially offset by increased management information system costs of $2.9 million and employee related expenses of $1.5 million.

UNUSUAL ITEMS

    During the second quarter of 1997, the Company incurred approximately $16.0 million of expenses related to its merger with CCT. Additionally, the Company recorded expenses totaling approximately $6.4 million to restructure its international business operations. These costs consisted primarily of legal and professional fees of $7.1 million, $6.2 million of severance related expenses for approximately 120 employees, investment banking fees of $3.7 million, facility costs of $3.3 million, $1.8 million of capitalized software development costs for products developed by the Company which were replaced by CCT products and other intangibles, and other miscellaneous costs.

    In February 1997, the Company acquired all of the outstanding stock of Synthesia AB (Synthesia) for 57,583 shares of the Company's common stock and cash. The total purchase price was $4.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $5.6 million were acquired, of which $4.9 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in managements opinion, had no probable alternative future use.

    The Company incurred $4.8 million of restructuring costs during the first quarter of 1997, primarily as a result of its merger with High Level Design Systems, Inc. (HLDS) which occurred during the fourth quarter of 1996, and the Company's reorganization into business units. Costs included a provision for the reduction of its work force, including severance for approximately 114 employees. The majority of the costs were utilized during the first quarter of 1997. Additional disbursements were made during the second quarter of 1997; the remainder, except for facility related costs which will be paid out over the next three years, are expected to be disbursed by the end of 1997.

OTHER INCOME (EXPENSE) AND INCOME TAXES

    Other income (expense) increased $4.0 million in the quarter ended June 28, 1997, compared to the quarter ended June 29, 1996, primarily due to an increase in interest income related to higher cash balances in the second quarter of 1997 than in 1996. The increase of $19.2 million in the six months ended June 28, 1997 compared to the six months ended June 29, 1996 was primarily due to a $13.1 million gain on the sale of IMS stock recorded by the Company in the quarter ended March 29, 1997 and an increase in interest income of $7.0 million.

    The Company's estimated annual effective tax rate is 30% for 1997 and was 33% for 1996. The decrease in the expected rate is due to the difference in tax rates between domestic and foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

    At June 28, 1997, the Company's principal sources of liquidity consisted of $361.3 million of cash and short-term investments, compared to $285.5 million at December 28, 1996, and a three-year, $120 million secured revolving line of credit agreement. As of August 8, 1997, the Company had no borrowings under the revolving line of credit.

    Cash generated from operating activities increased $22.3 million for the six months ended June 28, 1997, as compared to the six months ended June 29, 1996. The increase was due primarily to increases in net income, accounts receivable, accrued liabilities and payables, and income taxes payable, partially offset by a decrease in deferred revenue.

    At June 28, 1997, the Company had working capital of $307.3 million compared with $259.6 million at December 28, 1996. Changes in working capital were primarily driven by an increase in cash and short-term investments of $75.8 million, decreases in accounts receivable and inventory of $20.1 million and $8.1 million, respectively, an increase in prepaid expenses and other of $9.7 million, and an increase in accounts payable and accrued liabilities of $11.0 million. The increase in cash was primarily due to the improved collection of accounts receivable which resulted in a decrease in days' sales outstanding at June 28, 1997.

    In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles, and the capitalization of software development costs which, combined, represented $70.1 million and $45.9 million of cash used for investing activities in the six months ended June 28, 1997 and June 29, 1996, respectively. Additionally, cash increased $42.4 million due to the CCT merger and $18.6 million from net proceeds related to the sale of IMS stock, and was partially offset by the loss to the Company of IMS' cash of $9.5 million due to deconsolidation, for the six months ended June 28, 1997.

    On May 7, 1997 Cadence announced that its board of directors had rescinded the company's previously announced stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's employee stock purchase plan (ESPP). The Company rescinded the stock repurchase program in connection with its merger with CCT in order to comply with requirements for the pooling of interests accounting treatment. The repurchase authorization for the ESPP program is for 600,000 shares of Cadence common stock over a six-month period through September 1997.

    Anticipated cash requirements for the remainder of 1997 include the purchase of treasury stock through the exercise of call options for the Company's seasoned systematic stock repurchase program and the contemplated additions of property, plant and equipment of approximately $28.0 million.

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $35.0 million will be made over the next three to four years. As of June 28, 1997, the Company's net investment in the partnership totaled $8.7 million, which is reflected in other assets in the accompanying balance sheet.

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

    Additionally, a substantial portion of the Company's revenues from services are earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs and other trade barriers. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect the Company's business, financial condition and results of operations. The Company enters into foreign currency forward contracts to hedge the short-term impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Companys results of operations.

    Effective July 1, 1997, the Company reorganized the operation of its business in Japan, acquiring an equity position in and entering into a long-term exclusive distribution arrangement for distribution of software tools with Innotech Corporation. The Company will continue to market and provide design services in Japan through a wholly-owned subsidiary. Future results may be adversely affected if the Company fails to realize the benefits contemplated by the reorganization of its Japanese business operations.

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

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's President and CEO and, on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the Court issued an order in which it granted in part and denied in part that motion. The Company has filed an appeal as to certain aspects of the Court's order. The Court has not yet set a trial date. By an order dated July 22, 1997, the Court stayed most activity in the case pending in Federal District Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The Company intends to pursue its claim vigorously.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held May 1, 1997, the stockholders of the Company approved the following matters:

1. A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

NOMINEE                                                               IN FAVOR      WITHHELD
------------------------------------------------------------------  ------------  ------------
Carol A Bartz.....................................................    77,149,426      248,088
Joseph B. Costello................................................    77,151,342      246,172
Leonard Y.W. Liu..................................................    77,149,121      248,393
Donald L. Lucas...................................................    77,150,125      247,389
Alberto Sangiovanni-Vincentelli...................................    77,151,557      245,957
George M. Scalise.................................................    77,148,164      249,350
John B. Shoven....................................................    77,150,831      246,683

2. A proposal for the approval of an amendment to the Certificate of Incorporation, as amended, to increase the authorized shares of Common Stock of the Company from 150,000,000 to 300,000,000 was approved by a vote of 70,276,977 for, 6,997,672 opposed and 122,865 withheld.

3. A proposal for the approval of the adoption of the Company's 1990 Employee Stock Purchase Plan, as amended, was approved 63,233,982 for, 2,106,178 opposed, 160,007 withheld and 11,897,347 broker non-vote.

4. A proposal for the approval of the adoption of the Company's 1987 Incentive Stock Option Plan, as amended, was approved 37,150,172 for, 28,124,750 opposed, 225,245 withheld, and 11,897,347 broker non-vote.

5. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending January 3, 1998 was approved by a vote of 77,253,341 for, 55,013 opposed and 89,160 withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

  EXHIBIT
  NUMBER                                   EXHIBIT TITLE                                  LOCATION
-----------  --------------------------------------------------------------------------  -----------
      10.48  Distribution Agreement Among Cadence Design Systems (Ireland) Ltd.,
             Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. dated as of April 28, 1997.
      27.1   Financial data schedule for the period ended June 28, 1997.

(b)  Reports on Form 8-K

    On May 20, 1997, the Registrant filed a Current Reporton Form 8-K reporting the Company's completion of the merger with Cooper & Chyan Technology, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CADENCE DESIGN SYSTEMS, INC.
                                (Registrant)

DATE:  August 8, 1997           By:            /s/ JOSEPH B. COSTELLO
                                     -----------------------------------------
                                                 Joseph B. Costello
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE:  August 8, 1997           By:            /s/ H. RAYMOND BINGHAM
                                     -----------------------------------------
                                                 H. Raymond Bingham
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER