Form 10-Q
period 1997-09-27
CADENCE DESIGN SYSTEMS INC
filed 1997-11-07
CIK 813672

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

For the quarterly period ended September 27, 1997

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
  (State or other jurisdiction of      (I.R.S. Employer Identification
   incorporation or organization)                    No.)

      555 RIVER OAKS PARKWAY,                       95134
        SAN JOSE, CALIFORNIA                      (Zip Code)
  (Address of principal executive
              offices)

       Registrant's telephone number, including area code (408) 943-1234

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    At October 31, 1997 there were 208,863,606 shares of the registrant's Common Stock, $0.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets:
            September 27, 1997 and December 28, 1996.......................................................           3

            Condensed Consolidated Statements of Income:
            Three and Nine Months Ended September 27, 1997 and September 28, 1996..........................           4

            Condensed Consolidated Statements of Cash Flows:
            Nine Months Ended September 27, 1997 and September 28, 1996....................................           5

            Notes to Condensed Consolidated Financial Statements...........................................           6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................................           9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          15

Item 5.     Other Information..............................................................................          15

Item 6.     Exhibits and Reports on Form 8-K...............................................................          16

Signatures.................................................................................................          17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                      SEPTEMBER 27,   DECEMBER 28,
                                                                                                          1997            1996
                                                                                                      -------------   ------------
                                                                                                       (UNAUDITED)
                                                              ASSETS
Current Assets
  Cash and cash investments.........................................................................    $ 332,557       $284,512
  Short-term investments............................................................................       49,103          1,015
  Accounts receivable, net..........................................................................      154,290        148,449
  Inventories.......................................................................................      --               8,133
  Prepaid expenses and other........................................................................       74,866         49,026
                                                                                                      -------------   ------------
    Total current assets............................................................................      610,816        491,135

Property, Plant and Equipment, net..................................................................      193,486        160,927
Software Development Costs, net.....................................................................       17,442         21,295
Purchased Software and Intangibles, net.............................................................        7,572         10,267
Other Non-Current Assets............................................................................      105,663         33,377
                                                                                                      -------------   ------------
    Total assets....................................................................................    $ 934,979       $717,001
                                                                                                      -------------   ------------
                                                                                                      -------------   ------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of capital lease obligations......................................................    $     889       $  3,349
  Accounts payable and accrued liabilities..........................................................      127,929        116,174
  Income taxes payable..............................................................................        8,962          4,901
  Deferred revenue..................................................................................      101,076        107,154
                                                                                                      -------------   ------------
    Total current liabilities.......................................................................      238,856        231,578
                                                                                                      -------------   ------------
Long-Term Liabilities
  Long-term debt....................................................................................        1,829         20,292
  Minority interest liability.......................................................................          212         15,205
  Other long-term liabilities.......................................................................       28,602         22,378
                                                                                                      -------------   ------------
    Total long-term liabilities.....................................................................       30,643         57,875
                                                                                                      -------------   ------------
Stockholders' Equity
  Common stock and capital in excess of par value...................................................      706,135        603,430
  Treasury stock at cost............................................................................     (316,792)      (325,637)
  Retained earnings.................................................................................      280,336        151,596
  Accumulated translation adjustment................................................................       (4,199)        (1,841)
                                                                                                      -------------   ------------
    Total stockholders' equity......................................................................      665,480        427,548
                                                                                                      -------------   ------------
Total liabilities and stockholders' equity..........................................................    $ 934,979       $717,001
                                                                                                      -------------   ------------
                                                                                                      -------------   ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                                           1997           1996           1997           1996
                                                       -------------  -------------  -------------  -------------
REVENUE
  Product............................................   $   135,480    $   102,656    $   354,343    $   291,214
  Services...........................................        40,355         30,778        113,723         80,405
  Maintenance........................................        59,031         55,307        164,815        157,578
                                                       -------------  -------------  -------------  -------------
    Total revenue....................................       234,866        188,741        632,881        529,197
                                                       -------------  -------------  -------------  -------------

COSTS AND EXPENSES
  Cost of product....................................        11,253         11,767         30,296         35,539
  Cost of services...................................        28,520         21,218         80,582         57,420
  Cost of maintenance................................         7,039          6,277         18,425         17,707
  Marketing and sales................................        63,261         55,798        178,119        160,952
  Research and development...........................        35,927         29,913        100,979         85,147
  General and administrative.........................        14,251         13,786         40,093         40,444
  Unusual items......................................       --             --              34,114        --
                                                       -------------  -------------  -------------  -------------
    Total costs and expenses.........................       160,251        138,759        482,608        397,209
                                                       -------------  -------------  -------------  -------------

INCOME FROM OPERATIONS...............................        74,615         49,982        150,273        131,988
Other income (expense), net..........................         4,386         (1,196)        22,397         (2,355)
                                                       -------------  -------------  -------------  -------------
Income before provision for income taxes.............        79,001         48,786        172,670        129,633
Provision for income taxes...........................        23,700         16,099         51,801         42,779
                                                       -------------  -------------  -------------  -------------

NET INCOME...........................................   $    55,301    $    32,687    $   120,869    $    86,854
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

NET INCOME PER SHARE.................................   $       .24    $       .18    $       .56    $       .48
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Weighted average common and common equivalent shares
  outstanding........................................       231,388        180,342        214,536        182,190
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 27,  SEPTEMBER 28,
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD....................................   $   284,512    $    84,867
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................       120,869         86,854
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................        41,838         39,755
    Deferred income taxes, non-current..............................................       (13,401)        (4,718)
    Write-offs of equipment and other assets........................................         2,340             75
    Changes in other non-current assets.............................................           913        --
    Other long-term liabilities and minority interest...............................         4,957          1,957
    Gain on sale of subsidiary stock................................................       (13,061)       --
    Write-off of in-process research and development................................         4,860        --
    Changes in current assets and liabilities:
      Accounts receivable...........................................................       (20,696)       (11,890)
      Inventories...................................................................       --              (1,480)
      Prepaid expenses and other....................................................       (10,455)       (12,145)
      Accrued liabilities and payables..............................................        35,576         14,855
      Income taxes payable..........................................................        55,573         20,979
      Deferred revenue..............................................................       (10,206)         9,679
                                                                                      -------------  -------------
        Net cash provided by operating activities...................................       199,107        143,921
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of short-term investments............................................        19,600         17,610
    Purchases of short-term investments.............................................       (67,688)        (7,859)
    Purchases of property and equipment.............................................       (64,110)       (42,873)
    Capitalization of software development costs....................................       (11,077)       (10,210)
    Purchased software and intangibles and other assets.............................       (43,713)       (17,166)
    Net proceeds from sale of subsidiary stock......................................        18,582        --
    Effect of deconsolidation and reorganization on cash............................       (25,118)       --
    Effect of acquisition on cash...................................................        38,357        --
    Sale of put warrants............................................................       --              13,870
    Purchase of call options........................................................       --             (13,870)
                                                                                      -------------  -------------
        Net cash used for investing activities......................................      (135,167)       (60,498)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on capital lease obligations and long-term debt..............       (21,795)        (1,872)
    Net proceeds from issuance of long-term debt....................................       --              19,763
    Increase in capital lease obligations...........................................         1,769        --
    Issuance of common stock and other..............................................        41,383         16,659
    Purchase of treasury stock......................................................       (33,138)      (113,582)
    Purchase of warrant.............................................................       --              (4,347)
                                                                                      -------------  -------------
        Net cash used for financing activities......................................       (11,781)       (83,379)
                                                                                      -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................        (4,114)        (1,700)
                                                                                      -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS....................................        48,045         (1,656)
                                                                                      -------------  -------------
CASH AND CASH INVESTMENTS AT END OF PERIOD..........................................   $   332,557    $    83,211
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

    In February 1997, the Company and its subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public 1.7 million shares of common stock which reduced the Company's ownership in IMS to approximately 37% from 55%. Thus, for the three months and nine months ended September 27, 1997, the Company's investment in IMS is recorded using the equity method of accounting. For the comparable periods of the prior year, the results of IMS are consolidated with the Company's results.

    In May 1997, the Company merged with Cooper & Chyan Technology, Inc. (CCT), as described below, which merger was treated as a pooling of interests for accounting purposes.

    The Company's fiscal year is determined based upon the 52 - 53 week period ending on the Saturday closest to December 31.

ACQUISITION

    On May 7, 1997, the Company merged with CCT, the software products of which are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith, the Company issued approximately 22.8 million shares of common stock. In addition, approximately 3.8 million shares of the Company's common stock may be issued in connection with the exercise of CCT stock options assumed by the Company. The acquisition was accounted for as a pooling of interests. The operations of CCT were not material to the Company's consolidated operations and financial position; therefore, prior period financial statements were not restated. The results of CCT from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company for the three months and nine months ended September 27, 1997, basic net income per share would have been $0.28 and $0.64, respectively, and diluted net income per share would have been $0.24 and $0.56, respectively. For the three months and nine months ended September 28, 1996, basic net income per share would have been $0.21 and $0.56, respectively, and diluted net income per share would have been $0.18 and $0.48, respectively.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company anticipates that SFAS No. 129 will not have a material impact on its financial statement disclosures.

    In September 1997, the FASB issued SFAS No. 130, "Comprehensive Income", which will be adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its financial statements.

NET INCOME PER SHARE

    Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the period using the modified treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share. Net income per share has been adjusted to retroactively reflect the two-for-one stock split discussed in the "Subsequent Event" note below.

INVENTORIES

    Due to the change in accounting for IMS described above, no inventories were recorded at September 27, 1997. Inventories totaling $8.1 million at December 28, 1996, consisting primarily of test equipment, were stated at the lower of cost (first-in, first-out method) or market. Cost included labor, material, and manufacturing overhead. Inventories consisted of the following (in millions): raw materials and supplies--$4.0; work-in-process--$3.0, and finished goods--$1.1.

NOTE PAYABLE

    In April 1997, the Company repaid a real estate loan which was classified as short-term and had an outstanding balance of $19.3 million at the date of repayment. The original repayment schedule required various quarterly principal payments through the year 2005.

COMMITMENTS AND CONTINGENCIES

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (a company formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc. ("Avant!")) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's former President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its former President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its former President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. Avant! has petitioned the Court of Appeals to reverse and/or rehear such decision.

    By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The District Court has not yet set a trial date. The Company intends to pursue its claim vigorously.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

    During the second quarter of 1997, in connection with the merger with CCT described above, the Company rescinded its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's Employee Stock Purchase Program (ESPP). The Company adopted a new systematic stock repurchase program in the third quarter of 1997. The shares acquired by the Company under this new program will be untainted shares used to meet the recurring share issuance requirements of the recently adopted 1997 Stock Option Plan. The repurchase authorization for the 1997 Stock Option Plan is 4.0 million shares over a two year period; 2.4 million additional shares are authorized for repurchase for the ESPP over a two year period.

    As part of its authorized stock repurchase program, the Company has sold put warrants through private placements. As of October 31, 1997, there were outstanding 2.3 million put warrants which entitle the holder to sell one share of common stock to the Company on a specified date at a specified price ranging from $46.18 to $48.68 per share. Additionally, the Company has purchased call options that entitle the Company to buy, on a specified date, one share of common stock at a specified price. As of October 31, 1997, the Company had 1.7 million outstanding call options at prices ranging from $46.43 to $48.93 per share to satisfy anticipated stock repurchase requirements under the Company's seasoned systematic stock repurchase program. There were no put warrants or call options outstanding at September 27, 1997.

    The Company enters into certain foreign currency forward exchange contracts (forward contracts) to hedge the impact of foreign currency fluctuations. Due to the short-term nature of these forward contracts, the unrealized gains and losses were not material at September 27, 1997, and will be recorded when realized. The Company classifies its short-term investments in debt securities as "held-to-maturity." Accordingly, these investments are valued using the amortized cost method.

SUBSEQUENT EVENTS

    On October 19, 1997, the Company's Board of Directors declared a two-for-one stock split, payable November 14, 1997, in the form of a dividend of one additional share of the Company's common stock for every share owned by stockholders as of the record date, October 31, 1997. Par value will remain at $0.01 per share. The stock split will result in the issuance of approximately
104.4 million additional shares of common stock from authorized but unissued shares and treasury shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

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

RESULTS OF OPERATIONS

REVENUE

                                    THREE MONTHS ENDED                             NINE MONTHS ENDED
                               ----------------------------                   ----------------------------
                               SEPTEMBER 27,  SEPTEMBER 28,                   SEPTEMBER 27,  SEPTEMBER 28,
                                   1997           1996          % CHANGE          1997           1996          % CHANGE
                               -------------  -------------  ---------------  -------------  -------------  ---------------
                                                                      (IN MILLIONS)
Product......................    $   135.5      $   102.6              32%      $   354.4      $   291.2              22%
Services.....................         40.4           30.8              31%          113.7           80.4              41%
Maintenance..................         59.0           55.3               7%          164.8          157.6               5%
                                    ------         ------                          ------         ------
  Total revenue..............    $   234.9      $   188.7              24%      $   632.9      $   529.2              20%
                                    ------         ------                          ------         ------
                                    ------         ------                          ------         ------


SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product......................           58%            55%                             56%            55%
Services.....................           17%            16%                             18%            15%
Maintenance..................           25%            29%                             26%            30%

    The product revenue recorded during the three and nine month periods ended September 28, 1996 includes product revenue of $10.2 million and $29.5 million, respectively, from IMS. The three and nine month periods ended September 27, 1997 do not include product revenue from IMS since IMS' results are not consolidated in the Company's 1997 results. CCT's product revenue for the three and nine month periods ended September 28, 1996 and for the quarter ended March 29, 1997 totaled $6.9 million, $18.1 million, and $7.8 million, respectively. The Company's product revenue for these periods did not include product revenue for CCT, which was acquired by the Company on May 7, 1997. If IMS' sales had been excluded from the 1996 results and if CCT's product revenue had been included in the 1996 results and for the three months ended March 29, 1997, product revenue would have shown increases of $36.2 million or 36% and $82.4 million or 29% for the three and nine month periods ended September 27, 1997, respectively, compared to the same periods of 1996. The increases were primarily driven by increased demand for products used by customers to develop custom integrated circuits (ICs) and deep submicron designs including design entry tools, place-and-route tools, physical verification tools and system level tools.

    Services revenue increased 31% and 41% in the three and nine month periods ended September 27, 1997, respectively, when compared to the same periods of 1996. The increase in services revenue was the result of increased demand for the Company's services offerings in the United States, Europe, Japan, and Asia.

    The increase in maintenance revenue for the three and nine month periods ended September 27, 1997, as compared to the same periods of 1996, was primarily attributable to an increase in the Company's installed base of products.

    Revenue from international sources was approximately $129.6 million and $96.0 million or 55% and 51% of total revenue for the three months ended September 27, 1997 and September 28, 1996, respectively. For the nine month period ended September 27, 1997, revenue from international sources was $327.3 million, as compared to $262.0 million for the nine month period ended September 28, 1996, representing 52% and 50% of total revenue for the respective periods. The increase in total revenue from international sources in the third quarter of 1997, as compared to the third quarter of 1996, was primarily attributable to strong revenue growth in Europe and Japan despite an $8.0 million negative impact on revenue as the result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

COST OF REVENUE

                                      THREE MONTHS ENDED                                 NINE MONTHS ENDED
                               --------------------------------                   --------------------------------
                                SEPTEMBER 27,    SEPTEMBER 28,                     SEPTEMBER 27,    SEPTEMBER 28,
                                    1997             1996           % CHANGE           1997             1996          % CHANGE
                               ---------------  ---------------  ---------------  ---------------  ---------------  -------------
                                                                         (IN MILLIONS)
Product......................     $    11.3        $    11.8               (4)%      $    30.3        $    35.5             (15)%
Services.....................     $    28.5        $    21.2               34%       $    80.6        $    57.4              40%
Maintenance..................     $     7.0        $     6.3               12%       $    18.4        $    17.7               4%


COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product......................             8%              11%                                9%              12%
Services.....................            71%              69%                               71%              71%
Maintenance..................            12%              11%                               11%              11%

    Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs, royalties, and, in the three month and nine month periods ended September 28, 1996, costs related to IMS' automated test equipment (ATE) hardware business. If IMS' costs had been excluded from the costs incurred during the first nine months of 1996 and if CCT's costs had been included in the 1996 results and for the three months ended March 29, 1997, cost of product during the first nine months of 1997 would have increased $4.7 million or 18% due to additional costs incurred for the Company's new European manufacturing facility and increases in software amortization costs and royalty expenses. Additionally, cost of product as a percent of product revenue would have been 9% for both the three month and nine month periods ended September 28, 1996.

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

    Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue increased in total dollars and as a percentage of maintenance revenue for the quarter ended September 27, 1997, compared to the prior year quarter, due to additional costs associated with the new European manufacturing facility. Cost of maintenance increased in absolute dollars and remained flat as a percentage of revenue during the nine month period ended September 27, 1997 compared to the nine month period ended September 28, 1996.

OPERATING EXPENSES

                                      THREE MONTHS ENDED                               NINE MONTHS ENDED
                               --------------------------------                   ----------------------------
                                SEPTEMBER 27,    SEPTEMBER 28,                    SEPTEMBER 27,  SEPTEMBER 28,
                                    1997             1996           % CHANGE          1997           1996          % CHANGE
                               ---------------  ---------------  ---------------  -------------  -------------  ---------------
                                                                        (IN MILLIONS)
Marketing and sales..........     $    63.3        $    55.8               13%      $   178.1      $   161.0              11%
Research and development.....     $    35.9        $    29.9               20%      $   101.0      $    85.1              19%
General and administrative...     $    14.3        $    13.8                3%      $    40.1      $    40.4              (1)%
Unusual items................     $  --            $  --                            $    34.1      $  --


EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales..........            27%              30%                              28%            30%
Research and development.....            15%              16%                              16%            16%
General and administrative...             6%               7%                               6%             8%
Unusual items................                                                               5%

    The three and nine month periods ended September 27, 1997, do not include expenses from IMS, but do include expenses from CCT for the period from May 7, 1997 through September 27, 1997.

    The increase in marketing and sales expenses for the quarter ended September 27, 1997, as compared to the quarter ended September 28, 1996, was primarily due to increases in employee related costs of $5.5 million, consulting and other services costs of $2.1 million, business trip expenses of $1.6 million, and management information systems costs of $1.4 million. Included in the above amounts are expenses attributable to CCT of approximately $2.5 million. These increases were partially offset by a decrease of $2.9 million related to the deconsolidation of IMS. The increase in marketing and sales expenses for the nine month period ended September 27, 1997, as compared to the nine month period ended September 28, 1996, was primarily due to increases in employee related costs of $12.3 million, business trip expenses of $4.1 million, management information systems costs of $3.9 million, and consulting and other services expenses of $2.7 million. These increases were primarily offset by a decrease of $7.1 million related to the deconsolidation of IMS. Weakening of certain foreign currencies in relation to the U.S. dollar favorably impacted marketing and sales expenses by approximately $1.5 million and $3.6 million for the three and nine month periods ended September 27, 1997, respectively, as compared to the comparable periods in the prior year.

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $40.2 million and $33.2 million for the quarters ended September 27, 1997 and September 28, 1996, respectively, representing 17% and 18% of total revenue. Capitalization of software development costs for the quarters ended September 27, 1997 and September 28, 1996 was $4.3 million and $3.3 million, which represented 11% and 10% of gross research and development expenditures made in those periods, respectively. For the nine months ended September 27, 1997, gross research and development expenses were $112.1 million compared to $95.3 million for the same period in 1996. Capitalization of software development costs for the nine months ended September 27, 1997 and September 28, 1996, respectively, was $11.1 million and $10.2 million which represented 10% and 11% of gross research and development expenditures made in those periods, respectively. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed. The expense increase for the quarter ended September 27, 1997, as compared to the quarter ended September 28, 1996, was primarily attributable to increases in employee related costs of

$6.2 million and depreciation costs of $1.3 million partially offset by a decrease of $1.7 million related to the deconsolidation of IMS. Included in the above amounts are expenses attributable to CCT of approximately $3.0 million. The expense increase for the nine month period ended September 27, 1997, as compared to the nine month period ended September 28, 1996, was primarily attributable to increases in employee related expenses of $15.5 million and facility costs of $3.8 million, primarily offset by decreases of $5.7 million related to the deconsolidation of IMS and $1.1 million in consulting and other services costs.

    The increase in general and administrative expenses for the quarter ended September 27, 1997, as compared to the prior year quarter was primarily due to an increase of $1.4 million in management information system costs partially offset by a decrease of $1.2 million in legal expenses. For the nine month period ended September 27, 1997, as compared to the same period of the prior year, general and administrative expenses decreased slightly, primarily as a result of a $4.2 million decrease in legal costs and a $2.6 million decrease due to the deconsolidation of IMS, partially offset by increases in management information system costs of $4.3 million and employee related expenses of $1.8 million.

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

    In February 1997, the Company acquired all of the outstanding stock of Synthesia AB ("Synthesia") for 115,166 shares of the Company's common stock and cash. The total purchase price was $4.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $5.6 million were acquired, of which $4.9 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    The Company incurred $4.8 million of restructuring costs during the first quarter of 1997 primarily as a result of its merger with High Level Design Systems, Inc. (HLDS), which occurred during the fourth quarter of 1996, and the Company's reorganization into business units. Costs included a provision for the reduction of its work force, including severance for approximately 114 employees. The majority of the costs were utilized during the first quarter of 1997. Additional disbursements were made during the second and third quarters of 1997; the remainder, facility related costs, will be paid out over the next three years.

OTHER INCOME (EXPENSE) AND INCOME TAXES

    Other income (expense) increased $5.6 million in the quarter ended September 27, 1997, compared to the quarter ended September 28, 1996, primarily due to an increase in interest income related to higher cash balances in the third quarter of 1997 compared to 1996. The increase of $24.8 million in the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996 was primarily due to a $13.1 million gain on the sale of IMS stock recorded by the Company in the quarter ended March 29, 1997 and an increase in interest income of $10.8 million.

    The Company's estimated annual effective tax rate is 30% for 1997 and was 33% for 1996. The decrease in the expected rate is due to the difference in tax rates between domestic and foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

    At September 27, 1997, the Company's principal sources of liquidity consisted of $381.7 million of cash and short-term investments, compared to $285.5 million at December 28, 1996, and a three-year, $120 million secured revolving line of credit agreement. As of November 7, 1997, the Company had no borrowings under the revolving line of credit.

    Cash generated from operating activities increased $55.2 million for the nine months ended September 27, 1997, as compared to the nine months ended September 28, 1996. The increase was due primarily to increases in net income, accrued liabilities and payables, and income taxes payable, partially offset by decreases in accounts receivable and deferred revenue.

    At September 27, 1997, the Company had working capital of $372.0 million compared with $259.6 million at December 28, 1996. Changes in working capital were primarily driven by an increase in cash and short-term investments of $96.1 million, an increase in accounts receivable of $5.8 million, a decrease in inventory of $8.1 million, an increase in prepaid expenses and other of $25.8 million, an increase in accounts payable and accrued liabilities of $11.8 million, and a decrease in deferred revenue of $6.1 million. The increase in cash was primarily due to the improved collection of accounts receivable which resulted in a decrease in days' sales outstanding at September 27, 1997.

    In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles, and the capitalization of software development costs which, combined, represented $118.9 million and $70.2 million of cash used for investing activities in the nine months ended September 27, 1997 and September 28, 1996, respectively. Additionally, cash increased $38.4 million due to the CCT merger and $18.6 million from net proceeds related to the sale of IMS stock, and was partially offset by $25.1 million due to the deconsolidation of IMS and the reorganization of a Japanese subsidiary, for the nine months ended September 27, 1997.

    On May 7, 1997 Cadence announced that its board of directors had rescinded the company's previously announced stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's employee stock purchase plan (ESPP). The Company rescinded the stock repurchase program in connection with its merger with CCT in order to comply with requirements for the pooling of interests accounting treatment. Cadence began a new systematic stock repurchase program in the third quarter of 1997. The shares acquired by the Company under this new program will be used to meet the recurring share issuance requirements of the 1997 Stock Option Plan. The repurchase authorization for the 1997 Stock Option Plan is 4.0 million shares over a two year period; 2.4 million additional shares are authorized for the ESPP over a two year period.

    Anticipated cash requirements for the remainder of 1997 include the contemplated additions of property, plant and equipment of approximately $25.0 million.

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $35.0 million will be made over the next three to four years. As of September 27, 1997, the Company's net investment in the partnership totaled $11.5 million, which is reflected in other non-current assets in the accompanying balance sheet.

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

    The Company has been involved in a number of significant merger and acquisition transactions. These transactions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines, and the desire to attract key personnel. Growth through acquisition has several identifiable risks including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies), and issues related to product transition (such as distribution, engineering, and customer support).

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

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (a company formed by a merger of companies formerly known as ArcSys, Inc. and ISS, Inc. ("Avant!")) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's former President and CEO, and on April 12, 1996, Avant! filed a First Amended Counterclaim. The amended counterclaim alleges, INTER ALIA, that the Company and its former President and CEO had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its former President and CEO believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint.

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. Avant! has petitioned the Court of Appeals to reverse and/or rehear such decision.

    By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The District Court has not yet set a trial date. The Company intends to pursue its claim vigorously.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

    On October 19, 1997, the Company named John R. Harding as President and Chief Executive Officer, and a member of the Company's Board of Directors, replacing Joseph B. Costello who resigned from such posts.

    On October 19, 1997, the Company's Board of Directors declared a two-for-one stock split, payable November 14, 1997, in the form of a dividend of one additional share of the Company's common stock for every share owned by stockholders as of the record date, October 31, 1997. Par value will remain at $0.01 per share. The stock split will result in the issuance of approximately
104.4 million additional shares of common stock from authorized but unissued shares and treasury shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

 EXHIBIT
 NUMBER                                            EXHIBIT TITLE                                              LOCATION
---------  ----------------------------------------------------------------------------------------------  ---------------
10.49      Form of Amendment of Certificate of Incorporation of Cadence Design Systems, Inc., indicating the total number of shares of all classes of stock the Corporation has authority to issue, approved by stockholders on August 22, 1997.

27.1       Financial data schedule for the period ended September 27, 1997.

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CADENCE DESIGN SYSTEMS, INC.
                                (REGISTRANT)

DATE:  November 7, 1997         By:             /s/ JOHN R. HARDING
                                     -----------------------------------------
                                                  JOHN R. HARDING
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE:  November 7, 1997         By:            /s/ H. RAYMOND BINGHAM
                                     -----------------------------------------
                                                 H. RAYMOND BINGHAM
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER