Form 10-K
period 1998-01-03
CADENCE DESIGN SYSTEMS INC
filed 1998-04-01
CIK 813672

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

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

           2655 SEALY AVENUE, BUILDING 5, SAN JOSE, CALIFORNIA 95134 (Address of Principal Executive Offices, including Zip Code)

                                 (408) 943-1234
              (Registrant's Telephone Number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $.01 PAR VALUE PER SHARE          NEW YORK STOCK EXCHANGE
        (Title of Each Class)              (Names of Each Exchange on which
                                                     Registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       Aggregate market value of the voting stock held on March 20, 1998 by non-affiliates of the registrant: $7,224,125,357

  Number of shares of common stock outstanding at March 20, 1998: 211,087,339

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Annual Meeting to be held on May 6, 1998 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

    Item 1.      Business..................................................................................           3

    Item 2.      Properties................................................................................          10

    Item 3.      Legal Proceedings.........................................................................          10

    Item 4.      Submission of Matters to a Vote of Security Holders.......................................          11

PART II

    Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.................          12

    Item 6       Selected Financial Data...................................................................          13

    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....          14

    Item 7A.     Quantitative and Qualitative Disclosures and Market Risk..................................          26

    Item 8.      Financial Statements and Supplementary Data...............................................          27

PART III

    Item 10.     Directors and Executive Officers of the Registrant........................................          28

    Item 11.     Executive Compensation....................................................................          29

    Item 12      Security Ownership of Certain Beneficial Owners and Management............................          29

    Item 13.     Certain Relationships and Related Transactions............................................          29

PART IV

    Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.........................          30

                 Signatures................................................................................          64

                                    PART I.

ITEM 1.  BUSINESS

    Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Readers are referred to "Marketing and Sales," "Research and Development," "Competition," "Proprietary Technology," "Manufacturing," and "Factors That May Affect Future Results" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

OVERVIEW

    Cadence Design Systems, Inc. (Cadence or the Company) provides comprehensive services and technology for the product development requirements of the world's leading electronics companies. The Company licenses its leading-edge electronic design automation (EDA) software technology and provides a range of professional services to companies throughout the world to help optimize its customers' product development processes. Recently, the Company has expanded the role it plays with companies that produce electronic products and with an emerging class of companies that require electronic content in their products, but who may not have any internal expertise in electronic design. The Company is now a supplier of "design realization" solutions, which are used by companies to design and develop integrated circuits (ICs) and systems--including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

    Cadence was formed as a result of the merger of SDA Systems, Inc. into ECAD, Inc. in May 1988. The Company's executive offices are located at 2655 Sealy Avenue, Building 5, San Jose, California 95134, and its telephone number at that location is (408) 943-1234.

ELECTRONIC DESIGN AUTOMATION AND DESIGN SERVICES

    Cadence serves the worldwide electronics industry, which is quickly evolving from a business-to-business mode to more of a consumer electronics market. The shift of the electronics industry to the consumer electronics market is evidenced by the incorporation of electronic content in consumer items such as home appliances, automotive products, entertainment products and games, and personal communication and organization devices. The electronics industry presents challenges for developers of electronic products, where time-to-market, cost, and the need for product diversity become the focus in a fast-paced and volatile market.

    Within the context of this evolution, a significant challenge faced by the electronics industry is the continuing escalation in complexity of electronic devices. While manufacturing capabilities at semiconductor "fabs" are developing technology capable of producing silicon wafers that have the capacity of 100 million transistors, the ability of companies to design and develop integrated circuits on the available silicon capacity lags behind. Additionally, current chip designs utilize "deep submicron" (DSM) manufacturing process geometries that add additional challenges to the design process. DSM figures refer to the width of the spaces between the wire that connect transistors on a chip, e.g. a
0.25 micron geometry means that the wires are laid 0.25 micron apart (for reference, the diameter of the period at the end of this sentence is roughly 400 microns). Engineering organizations are addressing the DSM challenge in a number of ways, including revamping old design methodologies, introducing new EDA tools and technologies to their design environments, and adopting a "system-on-a-chip" style of design to take advantage of silicon manufacturing capabilities.

    System-on-a-chip (SOC) design is an emerging trend that is having a significant impact on costs, time, and business models associated with developing advanced chips. SOC allows the combination of multiple discrete functions, previously enabled by individual chips, onto a single piece of silicon. Much the way individual chips are assembled today on printed circuit boards (PCBs), an SOC design combines multiple "virtual chips" or blocks of intellectual property to create a single-chip system.

THE INTEGRATED CIRCUIT AND ELECTRONICS SYSTEM DESIGN PROCESS

    The electrical design process involves describing the architectural, behavioral, functional, and structural attributes of an IC or electronic system. This process involves describing the product overall system architecture and then implementing it by creating a design description, simulating the design to identify electrical defects, and refining the description to meet predetermined design specifications.

    ARCHITECTURAL DEFINITION

    A natural evolution of EDA is a top-down design approach known as electronic systems design automation (ESDA). ESDA products are designed to allow customers to include product concepts in the EDA environment, accelerating and enhancing the early phases of system development.

    A new approach called virtual prototyping, starts with the creation of a product prototype in software. Virtual prototyping allows the designer to focus on what is needed for the product to be successful as opposed to how the design is implemented.

    IMPLEMENTATION--THE DESIGN DESCRIPTION

    The first step in the implementation process is creation of the design description. To handle the complexity of large designs, engineers use a variety of techniques, including block diagrams, equations or special design description languages referred to as hardware description languages (HDLs).

    STRUCTURAL DESIGN AND SIMULATION

    Before an IC or PCB can be manufactured, high level design descriptions must be detailed into a structural design, in which the engineer specifically defines components, their interconnections, and associated physical properties. Structural designs may be created manually or generated using an automated process called logic synthesis. In structural design, critical design time can be saved by selecting components from an electronic library and including them in the design, rather than recreating symbols and data for each design. A database containing the design electrical characteristics, interconnections, and specific design rules is automatically created and used as the foundation for subsequent design steps.

    Electronics designers use simulation throughout the electrical design process to identify design errors before the design is manufactured. In addition, simulation enables electronics designers to quickly explore design alternatives, and it can be performed at different levels of design abstraction and with mixed levels of abstraction. This enables a designer to verify the conceptual, structural, and performance aspects of the design. A key element in the simulation process is the use of component libraries containing software models of commonly used parts.

    PHYSICAL DESIGN AND VERIFICATION

    When the design is determined to be functionally correct, the designer generates a non-graphical description called a netlist that details the design components and interconnections. This netlist becomes the blueprint for physical design. Next, the physical design team determines the layout and associated interconnection of the components on the target substrate that will yield the optimum combination of performance, area, and cost. Once this process is completed, physical verification tools are used to provide a final check of the design implementation before products are released to manufacturing. Accuracy in this process is essential to avoiding costly production runs of faulty parts.

ELECTRONIC DESIGN AUTOMATION TOOLS

    The Company's product offerings include a variety of EDA tools. These EDA tools include system level design, custom IC design, deep submicron design, logic design and verification, and printed circuit board design, which enable electronic product designers to improve the quality of their products as well as their productivity. These products apply to one or more steps in the electronics system design process.

    SYSTEM-LEVEL

    The Company's Alta-TM- technology allows customers to test their concepts early in the design process, giving them an opportunity to ensure that their product design meets required specifications. The Alta Signal Processing WorkSystem-Registered Trademark- (SPW-Registered Trademark-) toolset provides electronic companies with a high level of design automation for a number of application areas, including wireless communications, networking, and multimedia. Visual Architect-TM- behavioral synthesis, announced in 1997, provides both system and ASIC designers with a complete and open design flow. This tool enables communication between the architects of high-performance systems and the engineers who actually design the chips that are part of the system design.

    CUSTOM IC

    The Company's custom layout portfolio is anchored by the Virtuoso-Registered Trademark- product family, which provides tools for basic layout editing, design compaction, layout synthesis, and device-level editing. The Company's analog and mixed-signal design solution is comprised of the Spectre-Registered Trademark- circuit simulation family and the Analog Artist-Registered Trademark- design system.

    Dracula-Registered Trademark- verification and Diva-TM- verification provide integral solutions for automated and interactive physical verification. This enables electronic product designers to perform a final check of their design before products are released to manufacturing. New releases in 1997 included Vampire-Registered Trademark- RCX verification and the ConcICe-TM- tools. These products provide designers of deep submicron ICs with a fast, accurate full-chip extraction and analysis tool.

    DEEP SUBMICRON

    Silicon Ensemble-TM- Deep Submicron provides a broad solution for routing designs that consist of a mixed cell- and gate-based approach. This product includes several specialized routing engines that deal with complex challenges like datapath, complex clock trees, crosstalk, and power on ICs.

    LOGIC DESIGN AND VERIFICATION

    Some of the Company's most popular products are its Verilog-Registered Trademark- based products. These tools are used by numerous ASIC vendors and support over 185 ASIC libraries. The NC
Verilog-Registered Trademark- simulator, which achieved a record 25,000 installations worldwide in 1997, gives customers advanced technology, accelerated simulation performance, and overall productivity needed to verify today's large, complex system designs in a timely manner.

    SYSTEM DESIGN PRODUCTS

    The Allegro-TM- product and SPECCTRA-TM- PCB place-and-route product family offer broad solutions for the layout of standard PCBs and advanced component packaging. In 1997, the Company introduced its comprehensive high-speed PCB solution for Microsoft Windows NT. This enables designers using both UNIX and Windows NT workstations to share the same design technology. In addition, the Company offers thermal, signal integrity, reliability, and electromagnetic analysis tools for detecting potential manufacturing problems.

    CONNECTIONS PROGRAM

    Cadence cooperates with other design automation vendors to deliver full-scope technology to its customers. Through the Cadence Connections Program, customers can more easily integrate products and technologies with other EDA vendors' products and technologies. This enables the flexibility to mix-and-match third-party and proprietary tools to specifically meet a customer's design automation needs. Today, more than 100 companies have integrated their tools with Cadence software. In 1996, the Company furthered this program by introducing "Platinum" status relationships, whereby Cadence and its Platinum Partners will jointly deliver integrated design flows.

SERVICES

    Cadence offers developers of electronic products a portfolio of services within the broad categories of consulting services, design services, and industry services.

    CONSULTING SERVICES

    Cadence provides a variety of services that help improve design environments, from training classes and custom software coding to flow and methodology deployment to complete design process re-engineering. Cadence's Educational Services offer more than 50 training courses within all areas of Cadence technology. Cadence's Applications Services help developers of electronic products to maximize their productivity with Cadence software applications by transferring knowledge from Cadence applications engineers to customer design teams in new methodologies and technologies. In addition, Cadence offers Design Process Service solutions including optimizing existing product development processes, creating new design methodologies, migrating to new methodologies based on significant upgrades of EDA technology, constructing high re-use product development systems, and transferring technological competency.

    DESIGN SERVICES

    Cadence offers services to perform design projects for electronic system components such as integrated circuits or software.

    When developers of electronic content lack the experience or resources to do their own design work, or when they need to keep their internal engineers on high priority design activities, Cadence's design services help these developers by doing design work for them. Cadence IC designers are skilled in all areas of design, including chip architecture, logic design, physical design, and manufacturing interface/product engineering.

    Cadence offers a variety of design services across all aspects of analog/mixed signal IC and block design realization, including foundry/process selection and testing from prototype to production.

    Cadence's silicon technology services enable semiconductor companies and users of foundry services to get technologies and products into a manufacturing environment faster.

    INDUSTRY SERVICES

    In the high growth communications and multimedia industries, Cadence can design complete, production ready, reference systems or IC level products for its customers.

MARKETING AND SALES

    As of February 28, 1998, Cadence had 481 employees engaged in field sales and sales support, representing approximately 12% of its total work force. In North America, Cadence uses a direct sales force consisting of sales people and applications engineers to license and optimize its products. Cadence's sales force presents Cadence and its products for licensing to prospective customers, while applications engineers provide technical pre-sales as well as post-sales support. Due to the complexity of EDA products, the selling cycle is generally long, with three to six months or longer being typical. During the sales cycle, the Company's direct sales force generally provide technical presentations, product demonstrations, and often, an on-site customer evaluation of Cadence software.

    Internationally (excluding Japan), Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Following a reorganization of the Company's distribution channel in Japan in 1997, the Company now licenses its products through Innotech Corporation (Innotech) and markets its services through a wholly owned subsidiary. Revenue from Innotech, in which the Company is an approximate 11% stockholder, did not exceed 10% of the Company's revenue in 1997. In 1996 and 1995, Innotech accounted for 14% and 15% of total revenue, respectively.

    Revenue from international sources was $470.2 million, $350.2 million, and $271.8 million, or approximately 51%, 47%, and 50% of total revenue for 1997, 1996, and 1995, respectively. See "Notes to Consolidated Financial Statements" for a summary of operations by geographic area. Prices for international customers are quoted from a local currency international price list. The list is prepared based on the U.S. dollar price list but reflects the higher cost of doing business outside the United States. International customers are invoiced in the local currency or U.S. dollars using current exchange rates.

    The Company conducts business on a global basis. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. Any or all of these factors could have a material adverse impact on the Company's future international business in these or other countries. See "Factors That May Affect Future Results" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional risks associated with the Company having a significant portion of total revenues derived internationally.

    Cadence is required to have United States Department of Commerce export licenses for shipment of its products outside the United States to certain countries and certain end users. Although to date, Cadence has not encountered any material difficulty in obtaining these licenses, any difficulty in obtaining necessary export licenses in the future could have an adverse effect on the Company's business, results of operations, and financial condition.

RESEARCH AND DEVELOPMENT

    For the years 1997, 1996, and 1995, respectively, Cadence's investment in research and development was $155.4 million, $128.9 million, and $100.4 million prior to capitalizing $15 million, $13.6 million, and $11.8 million of software development costs. See "Notes to Consolidated Financial Statements" for a more complete description of Cadence's capitalization of certain software development costs.

    Cadence is currently developing technology that it will introduce to the EDA market in 1998 and beyond. Among the primary areas that Cadence is addressing are SOC design, the design of silicon devices in the deep sub-micron range, high-speed board design, architectural-level design, high-performance logic verification technology, and hardware/software co-design. The industry in which the Company competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. As a result, the Company's success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance, and reduce total cost of ownership. In order to achieve these objectives, the Company's management and engineering personnel work closely with customers, to identify and respond to customer needs, as well as with other innovators of design products, including universities, laboratories, and corporations. The Company will also continue to make strategic acquisitions and equity investments where appropriate. Still, there can be no assurance that the Company will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

    Cadence's advanced research and development group, Cadence Laboratories, is committed to new technological development. This group is chartered with identifying and developing prototype technologies in emerging design areas which will offer substantially improved alternatives to current EDA solutions.

COMPETITION

    The Company operates in the highly competitive EDA industry and in the emerging commercial electronic design and consulting markets.

    The EDA industry continues to be characterized by falling prices, rapid technological change, and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost competitive EDA software products and bring them to market in a timely manner. The Company competes with a number of companies--including Avant! Corporation, Mentor Graphics Corp., Synopsys, Inc., and Zuken-Redac. The Company also experiences competition from manufacturers of electronic devices that have the capability to develop their own EDA software. Some of these companies may have substantially greater financial, marketing, and technological resources than the Company.

    The EDA industry has relatively low barriers to entry and, therefore, the number of the Company's actual and potential competitors is significant. A potential competitor who possesses the necessary knowledge of electronic circuit and systems design, production, and operations could develop competitive EDA tools using a moderately priced computer workstation and bring such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable products. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of its products.

    In the electronic design and consulting markets, the Company competes with numerous consulting companies. This emerging market represents the outsourcing of an activity by electronic manufacturers that has traditionally been performed in-house, and is thus subject to the customers' "make versus buy" decisions. Therefore, the Company's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, lower prices, a quicker response, or a combination of these factors. There can be no assurance the Company will be able to effectively compete in this area and any failure to compete in this area may have a material adverse effect on Cadence's business, operating results, and financial condition.

    The electronic design and consulting service businesses have relatively low barriers to entry and, therefore, EDA and other electronics companies and management consulting firms have entered and may continue to enter into this market. The pricing model for services is susceptible to labor supply and demand as well as the Company's continuing ability to provide competitive time-to-market benefits to its customers. Some of the Company's current and potential competitors may have substantially greater financial, marketing, and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully.

PROPRIETARY TECHNOLOGY

    Cadence's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cadence has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cadence's products exists. Cadence has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to Cadence. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cadence's technology. In addition, the laws of some foreign countries may not permit the protection of Cadence's proprietary rights to the same extent as do the laws of the United States. Although Cadence believes the protection afforded by its patents, patent applications, copyrights, and trademarks has value, the rapidly changing technology in the EDA industry makes Cadence's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent, copyright, and trademark protection.

    Many of Cadence's products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Cadence believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of the existence of a large number of patents in the EDA industry and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, Cadence receives notices from or is sued by third parties regarding patent claims. If infringement is alleged, Cadence believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cadence's business, operating results, and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that Cadence would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on Cadence's business, operating results, and financial condition.

MANUFACTURING

    Cadence's software production operations consist of configuring the proper version of a product, outsourcing the recording of the product on magnetic tape or CD-ROM, and producing customer unique access keys which allow customers to use licensed products. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format. Shipments are generally made within two weeks of receiving an order.

    The Company has generally been able to obtain adequate manufacturing supplies in a timely manner from existing sources, or where necessary, from alternative sources of supply. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect the Company's business, operating results, and financial condition and could damage customer relationships.

EMPLOYEES

    As of February 28, 1998, Cadence employed 3,945 persons-including 2,045 in sales, marketing, support, and manufacturing activities, 1,131 in product development, and 769 in management, administration, and finance. None of Cadence's employees is represented by labor unions, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

    Competition in recruiting of personnel in the software industry is intense. Cadence believes that its future success will depend in part on its continued ability to recruit, assimilate, and retain highly skilled management, marketing, and technical personnel. To date, the Company believes that it has been successful in recruiting qualified employees, but there is no assurance that it will continue to be successful in the future.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in San Jose, California, and the Company owns the related land and buildings. The total square footage of the buildings comprising the Company's headquarters is approximately 554,000 square feet. In 1998, the Company anticipates the completion of a new building on the San Jose, California campus with an estimated square footage of approximately 85,000 square feet.

    In 1998, the Company anticipates the completion of a new research and development facility in Noida, India, with an estimated square footage of approximately 90,000 square feet. Beginning in 1998, new facilities in Edinburgh, Scotland will be constructed in conjunction with the Company's new design center. These facilities are anticipated to total approximately 550,000 square feet.

    In addition to the Company's headquarters, the Company continues to lease three buildings with approximately 209,000 square feet in San Jose, California. Two leases, including approximately 129,000 square feet, expire in March 1998 with the remaining lease expiring in February 1999. Approximately 97,000 of the square footage of these facilities has been sublet and the remaining capacity is available for sublet.

    Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and research and development facilities in San Diego, Santa Cruz, and Berkeley, California, Lawrence, Kansas, and in the United Kingdom, France, Taiwan, and India. Cadence also leases approximately 100,000 square feet of facilities in Chelmsford, Massachusetts and approximately 85,000 square feet in Sunnyvale, California. In 1998, the Company anticipates leasing a new design factory in Rancho Bernardo, California, with an estimated square footage of approximately 77,000 square feet.

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

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (Avant!) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy, and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's former President and Chief Executive Officer, and with leave of the court, on January 29, 1998 filed a second amended counterclaim. The second amended counterclaim alleges, INTER ALIA, that the Company and its former President and Chief Executive Officer had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price, and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its former President and Chief Executive Officer believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint. The second amended counterclaim remains severed from the Company's complaint and stayed pending resolution of the Company's complaint.

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. On February 19, 1998, Avant! filed a petition for WRIT OF CERTIORARI to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered an injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. The Company's motion for an injunction covering Avant!'s Aquarius product line remains pending before the District Court.

    By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The District Court has not yet set a trial date for the civil proceedings. The Company intends to pursue its claim vigorously.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol CDN. The Company has never declared or paid any cash dividends on its common stock in the past, and none are planned to be paid in the future. As of March 20, 1998, the Company had approximately 2,097 stockholders of record, not including those held in street or nominee name.

    The following table sets forth the high and low sales price for the Common Stock for each calendar quarter in the two-year period ended January 3, 1998:

                                                                                                HIGH        LOW
                                                                                              ---------  ---------
1997:
    First Quarter...........................................................................  $   21.94  $   15.69
    Second Quarter..........................................................................  $   19.00  $   13.38
    Third Quarter...........................................................................  $   27.50  $   16.75
    Fourth Quarter..........................................................................  $   28.75  $   22.31

1996:
    First Quarter...........................................................................  $   15.17  $   11.50
    Second Quarter..........................................................................  $   21.88  $   14.84
    Third Quarter...........................................................................  $   18.94  $   11.50
    Fourth Quarter..........................................................................  $   20.69  $   16.32

ITEM 6.  SELECTED FINANCIAL DATA

                                                               FIVE FISCAL YEARS ENDED JANUARY 3, 1998:
                                                     ------------------------------------------------------------
                                                         1997         1996        1995        1994        1993
                                                     ------------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue............................................  $    915,893  $  741,459  $  548,418  $  429,072  $  368,623
Unusual items(1)...................................  $     44,053  $  100,543  $       --  $   14,707  $   19,650
Income (loss) from operations......................  $    234,007  $   91,259  $  117,860  $   44,047  $   (8,415)
Income (loss) before cumulative effect of change in
  accounting method(2).............................  $    181,742  $   29,038  $   97,270  $   36,648  $  (12,779)
Net income (loss)(3)...............................  $    169,466  $   29,038  $   97,270  $   36,648  $  (12,779)
Net income (loss) per share--assuming dilution.....  $       0.77  $     0.16  $     0.51  $     0.19  $    (0.07)
Total assets.......................................  $  1,023,850  $  717,001  $  374,035  $  361,048  $  339,301
Long-term obligations..............................  $      1,599  $   20,292  $    1,619  $    2,098  $    4,001

------------------------

(1) Unusual items are as follows for each of the years ended 1997, 1996, 1994, and 1993. There were no unusual items in 1995:

    - 1997 included restructuring charges of $34.4 million, $6.6 million for write-offs of in-process research and development, and $3.1 million for write-offs of capitalized software development costs.

    - 1996 included write-offs of in-process research and development of $95.7 million, $2.7 million for write-offs of capitalized software development costs, and $2.1 million for restructuring charges.

    - 1994 included a provision for litigation settlement of $10.1 million and a $4.6 million write-off of in-process research and development.

    - 1993 included restructuring charges of $13.5 million and a $6.2 million loss from operations of a disposed division.

(2) Income before cumulative effect of change in accounting method in 1997 excluded a $12.3 million charge, net of taxes of $5.3 million, for reengineering project costs that had been previously capitalized by the Company associated with its implementation of enterprise-wide information systems.

(3) Net income included a $9.2 million and a $13.6 million after tax gain on the sale of stock of a subsidiary in 1997 and 1995, respectively. A $3.1 million after tax gain on the sale of an equity investment was included in net income for 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and notes thereto. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained herein, the following discussion contains forward looking statements based on current expectations that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results," "Disclosures about Market Risk," and "Liquidity and Capital Resources."

    In November 1997, the Company effected a two-for-one stock split in the form of a stock dividend. Prior periods have been restated to reflect the stock split.

OVERVIEW

    Cadence Design Systems, Inc. (the Company) provides comprehensive services and technology for the product development requirements of the world's leading electronics companies. The Company licenses its leading-edge electronic design automation (EDA) software technology and provides a range of professional services to companies throughout the world to help optimize its customers' product development processes. Recently, the Company has expanded the role it plays with companies that produce electronic products and with an emerging class of companies that require electronic content in their products, but who may not have any internal expertise in electronic design. The Company's business objectives are based on providing complete solutions, which range from individual software tools to complete outsourcing of design work. The Company is now a supplier of "design realization" solutions, which are used by companies to design and develop integrated circuits (ICs) and systems--including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

    In May 1997, the Company merged with Cooper and Chyan Technology, Inc.
(CCT), whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith, the Company issued approximately 22.8 million shares of common stock. The acquisition was accounted for as a pooling of interests. The operations of CCT were not material to the Company's consolidated operations and financial position; therefore, prior period financial statements were not restated. The results of CCT from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

    In December 1996, the Company completed the acquisition of High Level Design Systems, Inc. (HLDS), a company which developed, marketed, and supported EDA software for the design of high-density, high performance ICs. The acquisition was accounted for as a purchase and, accordingly, the results of HLDS from the date of the acquisition forward have been recorded in the Company's consolidated financial statements.

    In November 1996, the Company consummated a secondary public offering whereby 11.5 million shares of common stock were sold, generating $202.1 million of net proceeds.

    In July 1995, the Company and its wholly-owned subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public approximately 3 million shares of common stock, of which approximately 2.6 million shares were sold by the Company as the sole selling stockholder of IMS, and 0.4 million shares were sold by IMS. As a result of the offering and sale of shares by the Company, the Company's ownership interest in IMS decreased to approximately 55%. As the Company remained the majority stockholder at December 28, 1996, the consolidated financial statements of the Company for fiscal years 1996 and 1995 included the accounts of IMS after elimination of intercompany accounts and transactions and minority interest adjustments. In February 1997, the Company and IMS sold 1.7 million shares of IMS common stock to the public of which 0.95 million were owned by the Company. As a result, the Company received approximately $18.6 million, reduced its ownership in IMS to approximately 37%, and began accounting for its investment in IMS using the equity method of accounting.

RESULTS OF OPERATIONS

    REVENUE

                                                                                                    % CHANGE
                                                                                              --------------------
                                                               1997       1996       1995       97/96      96/95
                                                             ---------  ---------  ---------  ---------  ---------
                                                                      (IN MILLIONS)
        Product............................................  $   530.5  $   414.1  $   292.2        28%        42%
        Services...........................................      160.9      114.6       65.9        40%        74%
        Maintenance........................................      224.5      212.8      190.3         5%        12%
                                                             ---------  ---------  ---------
    Total revenue..........................................  $   915.9  $   741.5  $   548.4        24%        35%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

        Product............................................        58%        56%        53%
        Services...........................................        18%        15%        12%
        Maintenance........................................        24%        29%        35%

    In 1997, strong demand for the Company's products and services generated a 24% increase in revenue as compared to the prior year.

    Product revenue recorded in 1997 did not include product revenue from IMS, since IMS' results were not consolidated with the Company in 1997. The product revenue in 1996 included product revenue of $40.3 million from IMS. The Company's product revenue includes product revenue for CCT, from the date of acquisition on May 7, 1997 forward. CCT's product revenues in early 1997, prior to the acquisition, and in fiscal year 1996, totaled $7.8 million and $27.3 million, respectively. If IMS' sales had been excluded from the 1996 results and if CCT's product revenue had been included in 1997 and 1996, product revenue would have shown an increase of $137.2 million or 34% in 1997, as compared to 1996. The increase was primarily driven by increased demand for products used by customers to develop custom ICs and deep submicron designs--including design entry tools, place-and-route tools, physical verification tools, and system-level tools.

    The 1996 increase, as compared to 1995, was attributed to increased sales volume of the Company's automatic place-and-route, physical layout, verification, and timing-driven design process tools. Also, demand increased for electronic systems design automation products, produced by the Company's Alta business unit, which are designed to allow customers to include product concepts in the EDA environment--thereby accelerating and enhancing the early phases of system development.

    The increases in services revenue in 1997 and 1996 were the result of significant demand for the Company's services offerings, which provide a range of solutions to address the product development needs of its customers in North America, Europe, Japan, and Asia. The increase in 1996 over 1995 was also driven by the first full year of an outsourcing agreement with Unisys Corporation (Unisys) pursuant to which the Company assumed a substantial portion of Unisys' internal silicon design operation. This five-year agreement was signed in March 1995 for a total contract value of at least $75 million.

    The increase in maintenance revenue in 1997 and 1996 was attributable to an increase in the Company's installed base of products. The decreased maintenance revenue growth rates in 1997 and 1996 were due to customers renewing maintenance contracts at a slower rate than in the prior years.

    Revenue from international sources was approximately $470.2 million, $350.2 million, and $271.8 million, or 51%, 47%, and 50% of total revenue for 1997, 1996, and 1995, respectively. In 1997, domestic and international revenue increased 14% and 34%, respectively, following increases of 41% and 29%, respectively, in 1996. The increase in total revenue from international sources in 1997, as compared to 1996, was primarily attributable to product revenue growth and new services contracts in all regions. The higher percentage increase in international revenue in 1997, as compared to domestic revenue, was primarily attributable to an increase in international product revenue in 1997 as compared to 1996. The increase in international revenue in 1997, as compared to 1996, and in 1996, as compared to 1995, more than offset the negative impact of $32.4 million and $31.4 million, respectively, on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

    COST OF REVENUE

                                                                                                  % CHANGE
                                                                                            --------------------
                                                             1997       1996       1995       97/96      96/95
                                                           ---------  ---------  ---------  ---------  ---------
                                                                    (IN MILLIONS)
        Product..........................................  $    41.5  $    48.4  $    44.8      (14)%         8%
        Services.........................................  $   114.8  $    81.0  $    55.0        42%        47%
        Maintenance......................................  $    26.8  $    24.1  $    16.7        11%        44%

    COST OF REVENUE AS A PERCENT OF RELATED REVENUE

        Product..........................................         8%        12%        15%
        Services.........................................        71%        71%        83%
        Maintenance......................................        12%        11%         9%

    Cost of product revenue includes costs of production personnel, packaging and documentation, amortization of capitalized software development costs, and in 1996 and 1995, costs related to IMS' automated test equipment hardware business. If IMS's costs had been excluded from the costs incurred in 1996, and CCT's costs, prior to the acquisition date, had been included in 1996 and early 1997, cost of product would have increased $6.1 million or 17% from 1996 to 1997. The increase was primarily driven by additional costs incurred for the Company's new European manufacturing facility, increases in software amortization, and royalty expenses. On the same basis, cost of revenue as a percent of product sales would have been 9% in 1996. The decreases in cost of product as a percentage of product revenue in 1997, as compared to 1996, and in 1996, as compared to 1995, were primarily due to revenues growing at a faster rate than costs. The increase in cost of product in absolute dollars in 1996, as compared to 1995, was primarily due to increased purchased software amortization and the write-off of $1.6 million of capitalized software development costs related to products at the end of their life cycle.

    Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. Cost of services increased in total dollars in both 1997 and 1996 due to investments in services capacity, primarily headcount related, and the continued development of this line of business. The services gross margin in 1997 remained consistent with 1996 at 29%. Continued investment in the services business offset operating efficiencies from a larger revenue base. Continued investment in developing new services offerings and the cost of integrating new services professionals performing a growing number of services offerings will continue to put pressure on services gross margins until operating efficiencies are obtained. The improvement in services gross margins to 29% in 1996, as compared to 17% in 1995, was due to increased operating efficiencies attained within existing services offerings.

    Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. The increase in cost of maintenance in total dollars, and as a percentage of maintenance revenue in 1997 and 1996, was principally due to additional on-site support costs necessary to support a larger installed base. The 1997 costs also increased due to additional costs associated with the Company's new European manufacturing facility.

    OPERATING EXPENSES

                                                                                                    % CHANGE
                                                                                              --------------------
                                                               1997       1996       1995       97/96      96/95
                                                             ---------  ---------  ---------  ---------  ---------
                                                                      (IN MILLIONS)
        Marketing and sales................................  $   257.8  $   226.5  $   185.0        14%        22%
        Research and development...........................  $   140.4  $   115.3  $    88.6        22%        30%
        General and administrative.........................  $    56.5  $    54.4  $    40.4         4%        34%

    OPERATING EXPENSES AS A PERCENT OF TOTAL REVENUE

        Marketing and sales................................        28%        31%        34%
        Research and development...........................        15%        16%        16%
        General and administrative.........................         6%         7%         7%

GENERAL

    Operating expenses incurred in 1997 excluded expenses from IMS and included expenses from CCT for the period from May 7, 1997 through January 3, 1998.

MARKETING AND SALES

    The increase in marketing and sales expenses for 1997, as compared to 1996, was primarily the result of an increase of $24.1 million in employee related expenses--attributable to increased headcount and commissions, as well as increases in consulting and other services costs of $6.1 million, management information systems costs of $5.9 million, and costs associated with business trips of $5.8 million. These increases were partially offset by a decrease of $11.9 million related to the deconsolidation of IMS and additionally by the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar which favorably impacted marketing and sales expenses by approximately $5.6 million in 1997, as compared to the prior year. Marketing and sales expenses grew from 1995 to 1996 due to an additional $26.6 million of employee related costs resulting from increased headcount, including commissions, recruiting, relocations, and a higher volume of pre-sales activities and advertising. These increases were partially offset by the weakening of certain foreign currencies, particularly the Japanese yen, which resulted in a favorable impact of $5.6 million.

RESEARCH AND DEVELOPMENT

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $155.4 million, $128.9 million, and $100.4 million for 1997, 1996, and 1995, respectively, representing 17%, 17%, and 18% of total revenue, respectively. The expense increases for 1997, as compared to 1996, were primarily attributable to higher salary-related costs due to an increased headcount of $22.5 million and management information systems costs of $9.7 million. These increases were partially offset by a decrease of $7.5 million related to the deconsolidation of IMS. The increase of $26.7 million in 1996, as compared to 1995, was primarily attributable to higher salary-related costs due to increased headcount of $15.6 million and $6 million of higher consulting and recruiting, computer maintenance, and facilities costs. The Company capitalized approximately $15 million, $13.6 million, and $11.8 million of software development costs in the years 1997, 1996, and 1995, respectively, which represented approximately 10%, 11%, and 12% of total research and development expenditures incurred in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased in 1997, as compared to 1996, primarily as a result of increased management information systems costs of $9.6 million, partially offset by decreases in legal expenses of $4.6 million, and a decrease of $3.5 million resulting from the deconsolidation of IMS. The increase in 1996, as compared to 1995, was due to higher legal costs of $5.9 million, higher management information and telecommunication costs of $2.2 million, and higher outside service costs of $1 million. The percentage change in general and administrative expenses between 1997 and 1996, as compared to the percentage change between 1996 and 1995, decreased primarily due to high legal expenses incurred by the Company in 1996.

UNUSUAL ITEMS AND RESTRUCTURING

    Described below are unusual items and restructuring charges in 1997 and 1996. None were recorded in 1995.

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN MILLIONS)
Restructuring charges....................................................  $    34.4  $     2.1
Write-off of in-process research and development.........................        6.6       95.7
Write-off of capitalized software development costs......................        3.1        2.7
                                                                           ---------  ---------
    Total unusual items..................................................  $    44.1  $   100.5
                                                                           ---------  ---------
                                                                           ---------  ---------

    Unusual items included restructuring charges of $34.4 million recorded by the Company in 1997 for the reduction of personnel whose duties were made redundant, closure of duplicated and excess facilities, fees of financial advisors, attorneys, and accountants, and other expenses associated with the merger with CCT and the acquisition of HLDS. Additionally, the Company restructured its international business operations to reduce the Company's cost structure and to further integrate and reduce selling and marketing activities. In connection with the 1997 restructuring activities, the Company reduced its workforce by approximately 230 employees representing various sales, marketing, and research and development departments. The majority of the restructuring charges were utilized during the year, with the exception of facility costs which will be paid out through the year 2000, and some severance costs and other restructuring charges to be paid during 1998.

    In 1997, the Company wrote off $6.6 million of acquired in-process research and development associated with its acquisitions of Synthesia AB and Advanced Microelectronics. These costs reflected research and development which had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Additionally, the Company wrote off capitalized software development costs of $3.1 million for products developed by the Company which were replaced by CCT products or by license of replacement technology.

    Included in 1996 unusual items was a $95.7 million write-off of in-process research and development, $2.7 million of capitalized software development costs for products developed by the Company which were replaced by HLDS products, as well as $2.1 million of restructuring charges consisting of employee termination costs associated with the outsourcing of the Company's management information technology services, and costs associated with excess facilities. The in-process research and development had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    Liabilities for excess facilities and other restructuring charges are included in other current and non-current liabilities, while severance and benefits liabilities are included in payroll and payroll related accruals.

CHANGE IN ACCOUNTING METHOD

    In November 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," which requires companies to expense costs incurred for business process reengineering projects. As a result, the Company recorded a $12.3 million charge in 1997, net of taxes of $5.3 million, as a cumulative effect of change in accounting method for reengineering project costs that had been previously capitalized by the Company associated with its implementation of enterprise-wide information systems.

OTHER INCOME AND EXPENSE

    Other income (expense) for 1997, 1996, and 1995 is as follows:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
                                                                                (IN MILLIONS)
Interest income......................................................  $    17.9  $     4.3  $     4.8
Gain on sale of IMS stock............................................       13.1         --       18.9
Equity earnings in IMS...............................................        1.9         --         --
Minority interest expense............................................       (0.4)      (3.0)      (1.4)
Gain (loss) on foreign exchange......................................       (1.4)       0.2       (0.1)
Interest expense.....................................................       (2.5)      (1.9)      (2.2)
Other expense, net...................................................       (3.0)      (0.4)      (2.8)
                                                                       ---------  ---------  ---------
Total other income (expense).........................................  $    25.6  $    (0.8) $    17.2
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Interest income increased in 1997, as compared to 1996, by $13.6 million, primarily due to higher average cash and investment balances throughout 1997. The decrease in 1996, as compared to 1995, was primarily attributable to prevailing interest rates being lower in 1996, as compared to 1995.

    In 1995, an $18.9 million gain was recorded on the sale of approximately 45% of the stock of IMS, then a previously wholly-owned subsidiary of the Company. In 1997, the Company sold additional shares of IMS for a $13.1 million gain, thereby reducing its ownership to approximately 37%. As a result, the Company began reporting its share of IMS earnings using the equity method of accounting, which generated $1.9 million in equity income in 1997, and reduced minority interest expense by $2.6 million in 1997, as compared to 1996. The increase in minority interest expense in 1996, as compared to 1995, was due to higher minority interest expense associated with IMS and a Japanese subsidiary.

    The loss on foreign exchange increased in 1997, as compared to 1996, due to unfavorable volatile Asian currencies, primarily the Japanese yen and Korean won. The increase in other expense in 1997, as compared to 1996, was due primarily to investment losses. The decrease in 1996, as compared to 1995, was due primarily to losses recorded for abandoned equipment in 1995.

INCOME TAXES

    The provision for income taxes and the effective tax rates for 1997, 1996, and 1995 are as follows:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
                                                                                (IN MILLIONS)
Provision for income taxes*..........................................  $    72.6  $    61.4  $    37.8
Effective tax rate...................................................         30%        68%        28%

------------------------

* Includes tax benefit in 1997 of $5.3 million on cumulative effect of change in accounting method.

    At January 3, 1998, the Company had total net deferred tax assets of approximately $88.1 million. Realization of the deferred tax assets will be dependent on generating sufficient taxable income prior to the expiration of the loss and tax credit carryforwards. The net valuation allowance decreased by $10.8 million in 1997. The decrease in valuation allowance for equity and intangibles of $9.1 million was due to the expected realization of the tax benefits of stock option deductions generated in prior years. The valuation allowance provision for income taxes decreased by $1.7 million due to the realization of net operating losses and tax credits generated in prior years. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

    The effective tax rate of 30% for 1997 was lower than the effective tax rate in 1996 due primarily to foreign earnings, which were taxed at lower rates. The 1996 effective tax rate of 33% excluded the write-off of $95.7 million for in-process research and development costs associated with the HLDS acquisition, which was not deductible for tax purposes. The increase in the 1996 effective tax rate, as compared to the 1995 effective tax rate, was primarily due to an increase in state income taxes and a smaller reduction in the valuation allowance.

DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk.

    The Company mitigates default risk by investing in only safe and high credit quality securities, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at January 3, 1998. All investments mature, by policy, in one year or less.

                                                                     CARRYING        AVERAGE
                                                                       VALUE      INTEREST RATE
                                                                    -----------  ---------------
                                                                      (IN MILLIONS, EXCEPT FOR
                                                                      AVERAGE INTEREST RATES)
Investment Securities:
  Cash equivalents--fixed rate....................................   $    81.8           5.76%
  Short-term investments--fixed rate..............................        46.2           5.56%
  Short-term investments--variable rate...........................        51.0           6.14%
                                                                    -----------
    Total investment securities...................................       179.0           5.82%
  Money market funds--variable....................................        36.4           5.68%
                                                                    -----------
    Total interest bearing instruments............................   $   215.4           5.80%
                                                                    -----------
                                                                    -----------

    FOREIGN CURRENCY RISK

    The Company transacts business in various foreign currencies, primarily in Japan, emerging market countries in Asia, and certain European countries. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures in Japan, Canada, Asia, and certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income (expense), and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

    The table below provides information as of January 3, 1998 about the Company's forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature in less than thirty days.

                                                                     NOTIONAL       AVERAGE
                                                                      AMOUNT     CONTRACT RATE
                                                                    -----------  -------------
                                                                     (IN MILLIONS, EXCEPT FOR
                                                                     AVERAGE CONTRACT RATES)
Forward Contracts:
  Japanese yen....................................................   $    20.0         129.35
  British pound sterling..........................................   $     5.4           0.61
  German deutschemarks............................................   $     8.1           1.79
  French franc....................................................   $     3.7           5.98
  Swedish krona...................................................   $    (3.3)          7.82
  Canadian dollars................................................   $     3.1           1.42
  Italian lira....................................................   $     1.6       1,753.48

    The unrealized gain (loss) on the outstanding forward contracts at January 3, 1998 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at January 3, 1998 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

    EQUITY PRICE RISK

    The Company, as part of its authorized repurchase program, has purchased call options that entitle the Company to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. Additionally, the Company has sold put warrants through private placements.

    The table below provides information at January 3, 1998 about the Company's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through February 26, 1999.

                                                                  1998         1999       ESTIMATED
                                                                MATURITY     MATURITY    FAIR VALUE
                                                               -----------  -----------  -----------
                                                                       (SHARES AND CONTRACT
                                                                       AMOUNTS IN MILLIONS)
Put Warrants:
  Shares.....................................................         4.5          1.3
  Weighted average strike price..............................   $   23.81    $   24.20
  Contract amount............................................   $     108    $    30.3    $    17.5
Call Options:
  Shares.....................................................         3.4          0.9
  Weighted average strike price..............................   $   23.90    $   24.45
  Contract amount............................................   $    81.2    $    20.8    $    20.5

    The Company has the right to settle the put warrants with stock. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

    At January 3, 1998, the Company's principal sources of liquidity consisted of $304.2 million of cash and short-term investments, as compared with $285.5 million and $96.6 million at December 28, 1996 and December 30, 1995, respectively, and a three-year, $120 million secured revolving line of credit agreement. As of January 3, 1998, the Company had no borrowings under the revolving line of credit.

    Cash generated from operating activities increased $23 million in the year ended January 3, 1998, as compared to the year ended December 28, 1996, primarily due to higher net income and increases in accrued liabilities and payables and income taxes payable. This increase was partially offset by increases in accounts receivable, installment contract receivables, and deferred income taxes. Cash generated from operating activities decreased $21.8 million to $175.3 million for the year ended December 28, 1996, as compared to the year ended December 30, 1995. The decrease was primarily due to increases in accounts receivable, prepaid expenses and other assets, and lower deferred income taxes, partially offset by an increase in net income prior to the write-off of in-process research and development, an increase in accrued liabilities and payables, and higher deferred revenue

    At January 3, 1998, the Company had net working capital of $340.3 million, as compared with $259.6 million at December 28, 1996. The primary reasons for the increase were increases in accounts receivable of $56.6 million and in prepaid expenses and other assets of $50.8 million, partly offset by an increase in accounts payable and accrued liabilities of $40.3 million. The increase in accounts receivable was attributable to increased billing activity, primarily due to higher revenue. The increase in accounts payable and accrued liabilities was primarily attributable to payments expected to be made in early 1998, including bonus and commissions payments, restructuring charges, sales taxes, and withholdings for issuance of stock under the Company's Employee Stock Purchase Plan (ESPP).

    In addition to its short-term investments, the Company's primary investing activities were purchases of property and equipment, purchases of software and intangibles, the capitalization of software development costs, and an investment in a limited partnership, which combined represented $123 million and $96.4 million of cash used for investing activities in the years ended January 3, 1998 and December 28, 1996, respectively. In 1998, the Company anticipates the completion of a new building and improvements on the San Jose, California campus with an estimated cost of approximately $14.5 million. Additionally, new facilities in Scotland will be constructed in conjunction with the Company's new design center. If the Company becomes the owner of such facilities, absent of any financing from any third party, the Company may incur estimated land and building costs of approximately $115 million over the next seven years.

    In May 1997, Cadence announced that its board of directors had rescinded the Company's previously-announced stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for the Company's ESPP. The Company rescinded the stock repurchase program in connection with its merger with CCT in order to comply with requirements for the pooling of interests accounting treatment. Cadence announced a new seasoned systematic stock repurchase program in September of 1997 in connection with the establishment of the new 1997 Stock Option Plan (the 1997 Plan). The shares acquired by the Company under this new program will be used to meet the recurring share issuance requirements of the 1997 Plan. The repurchase authorization for the 1997 Plan is 4 million shares over a two year period; 2.4 million additional shares are authorized for repurchase for the ESPP over a two year period. In November 1997, the Company announced a new 10 million-share stock repurchase program. The shares acquired by the Company under this program will be used for general corporate purposes.

    Since 1994, as part of its previously discussed authorized stock repurchase program, the Company has sold put warrants and purchased call options through private placements. The Company had a maximum potential obligation related to the put warrants at January 3, 1998 to buy back 5.8 million shares of its common stock at an aggregate price of approximately $138.3 million. The put warrants will expire at various dates from February 1998 through February 1999. The Company has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the consolidated balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

    Anticipated cash requirements for 1998 include the repurchase of stock for the Company's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $85 million, including the new building and improvements on the San Jose, California campus as discussed previously.

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $35 million will be made over the next two to three years. At January 3, 1998, the Company had contributed approximately $20 million, which is reflected in other assets in the consolidated balance sheet, net of operating losses.

    The Company anticipates that current cash and short-term investment balances, cash flows from operations, and its $120 million revolving line of credit should be sufficient to meet its working capital and capital expenditure requirements on a short- and long-term basis.

NEW ACCOUNTING STANDARDS

    In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

    In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated financial statements.

    In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in its 1998 annual consolidated financial statements. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

    In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which will be adopted by the Company in the first quarter of 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Because of rapid technological changes in the EDA industry, the Company's future revenues will depend on its ability to develop or acquire new products and enhance its existing products on a timely basis to keep pace with innovations in technology and to support a range of changing computer software, hardware platforms, and customer preferences. Changes in manufacturing technology may render the Company's software tools obsolete. Lack of market acceptance or significant delays in product development could result in a loss of competitiveness of the Company's products, with a resulting loss of revenues.

    The Company has been involved in a number of significant merger and acquisition transactions. These transactions have been motivated by many factors, including the desire to obtain new technologies, the desire to expand and enhance the Company's product and service lines, and the desire to attract personnel. Growth through acquisition has several identifiable risks, including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies), and issues related to product transition (such as distribution, engineering, and customer support).

    The Company's operating expenses are partially based on its expectations regarding future revenue. The Company's consolidated results of operations may be adversely affected if revenue does not materialize in a quarter as anticipated. Since expenses are usually committed in advance of revenues, and because only a small portion of expenses vary with revenue, the Company's consolidated results of operations may be impacted significantly by lower revenue which would be attributable to various factors and could affect quarter to quarter comparisons. The Company's focus on providing services is relatively recent. The percentage revenue growth from this source from 1996 to 1997 may not be indicative of future growth.

    In addition, a substantial portion of the Company's revenues from services are earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company's revenues are not generally seasonal in nature, the Company has experienced, and may continue to experience, decreases in first quarter revenue compared with the preceding fourth quarter, which is believed to result primarily from the capital purchase cycle of the Company's customers.

    The Company is dependent upon the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. As noted above, the Company has recently increased its focus on offering professional services to its customers. To the extent that the Company is not able to attract, retain, train, and motivate highly skilled employees, directly or through acquisition, who are able to provide services that satisfy customer's expectations, the Company's business and consolidated results of operations would be adversely affected.

    The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs, and other trade barriers. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect the Company's business, consolidated financial condition, and consolidated results of operations. The Company enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's consolidated results of operations.

    Effective July 1, 1997, the Company reorganized the operation of its business in Japan, acquiring an equity position in and entering into a long-term exclusive arrangement for distribution of EDA software products with Innotech Corporation. The Company will continue to market and provide design services in Japan through a wholly-owned subsidiary. Future results may be adversely affected if the Company fails to realize the benefits contemplated by the reorganization of its Japanese business operations.

    The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, consolidated financial condition, and consolidated results of operations.

    The Company is currently in the process of transitioning to new computer software for its financial, accounting, project system accounting, and order management information systems. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial management difficulties in operations planning, financial reporting, and management, and thus could have a material adverse effect on the Company's business, consolidated financial condition, and consolidated results of operations.

    The Company believes that all of its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). Year 2000 Compliance issues may arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 Compliance problems for some of the Company's customers, which may have an adverse effect on the Company.

    Additionally, as with any company with a computing infrastructure and utilizing business-application software programs written over many years, the Company's internal operations may be subject to Year 2000 Compliance issues. The Company has been implementing enterprise-wide information systems which support a majority of the Company's operations. These systems are considered to be Year 2000 Compliant and are expected to be used world-wide by April 1998. Based solely due to a change in date to or after January 1, 2000 thereon, the Company believes that its internal operations will not be materially adversely impacted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by Item 7A is incorporated by reference from the section entitled "Disclosures about Market Risk" found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

SUMMARY QUARTERLY DATA--UNAUDITED

                                                        1997                                            1996
                                   ----------------------------------------------  ----------------------------------------------
                                      4TH         3RD         2ND         1ST         4TH         3RD         2ND         1ST
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..........................  $  283,013  $  234,866  $  210,466  $  187,548  $  212,262  $  188,741  $  177,026  $  163,430
Cost of revenue..................  $   53,795  $   46,812  $   43,592  $   38,897  $   42,807  $   39,262  $   37,765  $   33,639
Income (loss) from
  operations(1)..................  $   83,733  $   74,615  $   37,382  $   38,277  $  (40,729) $   49,982  $   43,433  $   38,573
Income before cumulative effect
  of change in accounting
  method(2)......................  $   60,873  $   55,301  $   28,446  $   37,122  $  (57,816) $   32,687  $   28,588  $   25,579
Net income (loss)(3).............  $   48,597  $   55,301  $   28,446  $   37,122  $  (57,816) $   32,687  $   28,588  $   25,579
Net income (loss) per share--
  diluted........................  $     0.21  $     0.24  $     0.13  $     0.19  $    (0.36) $     0.18  $     0.16  $     0.14

------------------------

(1) Income (loss) from operations for 1997 and 1996 included certain unusual item charges for $44.1 million and $100.5 million, respectively, which follow:

    - For the fourth quarter ended January 3, 1998, unusual items totaled $9.9 million, of which $6.3 million was for restructuring charges, $1.9 million represented a write-off of capitalized software development costs, and $1.7 million was for the write-off of in-process research and development.

    - For the second quarter ended June 28, 1997, unusual items totaled $22.4 million, of which $21.2 million was for restructuring charges and $1.2 million was a write-off of capitalized software development costs.

    - For the first quarter ended March 29, 1997, unusual items totaled $11.8 million, of which $6.9 million was for restructuring charges and $4.9 million represented a write-off of in-process research and development.

    - For the fourth quarter ended December 28, 1996, unusual items totaled $100.5 million, of which $95.7 million was for the write-off of in-process research and development, $2.7 million represented a write-off of capitalized software development costs, and $2.1 million was for restructuring charges.

(2) For the fourth quarter ended January 3, 1998 income before cumulative effect of change in accounting method excluded a $12.3 million charge, net of taxes of $5.3 million, for reengineering project costs that had been previously capitalized by the Company associated with its implementation of enterprise-wide information systems.

(3) Net income included a $13.1 million after tax gain on the sale of stock of a subsidiary in first quarter ended March 28, 1997.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 as to directors is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with the Reporting Requirements of Section 16(a)" in the Company's definitive Proxy Statement for its annual stockholders' meeting to be held May 6, 1998.

    The executive officers of Cadence are as follows:

          NAME                 AGE                           POSITIONS AND OFFICES
-------------------------      ---      ----------------------------------------------------------------
John R. Harding                    42   President, Chief Executive Officer, and Director

H. Raymond Bingham                 52   Executive Vice President, Chief Financial Officer, and Director

Michael W. Bealmear                50   Executive Vice President, Worldwide Services

K.C. Murphy                        43   Executive Vice President, Strategic Business Group and Corporate
                                          Strategic Planning

John F. Olsen                      46   Executive Vice President, Worldwide Sales and Marketing

Shane V. Robison                   43   Executive Vice President, Engineering

R.L. Smith McKeithen               54   Vice President, General Counsel, and Secretary

William Porter                     43   Vice President, Corporate Controller, and Assistant Secretary

    Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

    JOHN R. HARDING has served as President and Chief Executive Officer and a director of the Company since October 1997. Mr. Harding joined Cadence in May 1997 as Senior Vice President, Strategic Business Units. Prior to joining the Company, Mr. Harding served as President and Chief Executive Officer of Cooper & Chyan Technology, Inc. (CCT), a software company, from December 1994 until its merger with the Company in May 1997. Before joining CCT, Mr. Harding was with Zycad Corporation, an electronic design automation company, as Executive Vice President, Worldwide Sales and Marketing, from January 1992 to October 1994.

    H. RAYMOND BINGHAM has served as Executive Vice President and Chief Financial Officer of the Company since 1993. Mr. Bingham has been a director of the Company since November 1997. Prior to joining the Company, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, an owner operator of a chain of hotels, for eight years. Mr. Bingham is a director of Sunstone Hotel Investors, Inc. and Integrated Measurement Systems, Inc.

    MICHAEL W. BEALMEAR joined Cadence in August 1997 as Executive Vice President, Worldwide Services. Prior to joining the Company, Mr. Bealmear was a Senior Vice President for Worldwide Services at Sybase, Inc., a relational database company, for three years and was a Senior Vice President and Area Managing Director for SHL Systemhouse, an information technology consulting company, for three years.

    K.C. MURPHY joined Cadence in April 1996 as Senior Vice President, Corporate Strategy, and in November 1997 became Executive Vice President, Strategic Business Group and Corporate Strategic Planning. Prior to joining the Company, Mr. Murphy worked for 17 years at Advanced Micro Devices, a semiconductor manufacturer, where he held various positions, most recently Vice President of Strategic Marketing.

    JOHN F. OLSEN joined Cadence in May 1994 as Senior Vice President, Field Operations, and in November 1997 became Executive Vice President, Worldwide Sales and Marketing. Prior to joining the

Company, Mr. Olsen served as a partner for KPMG Peat Marwick LLP, a public accounting firm, for five years.

    SHANE V. ROBISON joined Cadence in July 1995 and in November 1997 became Executive Vice President, Engineering. Prior to joining the Company, Mr. Robison served as Vice President and General Manager of the Personal Interactive Electronics Division of Apple Computer, Inc., a personal computer manufacturer, for more than seven years.

    R.L. SMITH MCKEITHEN joined Cadence in June 1996 as Vice President, General Counsel, and Secretary. From 1994 to 1996, he served as Vice President, General Counsel and Secretary of Strategic Mapping, Inc., a computer based mapping and demographic database company. From 1988 to 1994, Mr. McKeithen served as Vice President, General Counsel, and Secretary of Silicon Graphics, Inc., a manufacturer of workstations, servers, and microprocessors.

    WILLIAM PORTER joined Cadence in February 1994 as Vice President, Corporate Controller, and Assistant Secretary. From September 1988 to February 1994, Mr. Porter served as Technical Accounting and Reporting Manager and most recently as Controller of Cupertino Operations with Apple Computer, Inc., a personal computer company. From 1976 until 1988, he held various positions with Arthur Andersen LLP, a public accounting firm, most recently as Senior Audit Manager.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation" in the Company's definitive Proxy Statement for its annual stockholders' meeting to be held May 6, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its annual stockholders' meeting to be held May 6, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its annual stockholders' meeting to be held May 6, 1998.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                   PAGE
                                                                                                                   -----
(a)1.      FINANCIAL STATEMENTS:
           - Report of Independent Public Accountants.                                                                  35
           - Consolidated Balance Sheets at January 3, 1998 and December 28, 1996.                                      36
           - Consolidated Statements of Income for the three fiscal years ended January 3, 1998.                        37
           - Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 3, 1998.          38
           - Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 1998.                    39
           - Notes to Consolidated Financial Statements.                                                                40

(a)2.      FINANCIAL STATEMENT SCHEDULES:
           II. Valuation and Qualifying Accounts and Reserves                                                           63

           All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3.      EXHIBITS:
           The following exhibits are filed herewith:

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
       3.01  (a) The Registrant's Certificate of Incorporation, as filed with the Secretary of State of the State of
             Delaware on April 8, 1987 (incorporated by reference to Exhibit 3.01 to the Registrant's Form S-1
             Registration Statement (No. 33-13845) originally filed on April 29, 1987).

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

             (d) The Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock as
             filed with the Secretary of State of the State of Delaware on June 8, 1989 (incorporated by reference to
             Exhibit 3A to the Registrant's Current Report on Form 8-K (No. 0-15867) originally filed on June 12,
             1989 (the 1989 Form 8-K)).

             (e) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the
             Secretary of State of the State of Delaware on July 26, 1991 (incorporated by reference to Exhibit
             3.01(e) to the Registrant's Form S-4 Registration Statement (No. 33-43400) originally filed on October
             7, 1991 (the 1991 Form S-4)).

             (f) The Registrant's Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (incorporated by reference to
             Exhibit 3.01(f) from the Registrant's Form 10-K (No. 1-10606) for the year ended December 31, 1991).

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
             (g) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the
             Secretary of State of the State of Delaware on August 22, 1997 (incorporated by reference to Exhibit
             10.49 of the Registrant's Form 10-Q for the third quarter ended September 27, 1997).

       3.02  The Registrant's Bylaws, as currently in effect (incorporated by reference to Exhibit 3.02 to the 1987
             Form S-1 and as amended by Exhibit 3-b to the 1989 Form 8-K).

       4.01  Specimen Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4.01 to the
             1991 Form S-4).

       4.02  Rights Agreement, dated as of February 9, 1996, between the Registrant and Harris Trust and Savings Bank which includes as exhibits thereto the Certificate of Designation for the Series A Junior Participating
             Preferred Stock, the form of Rights Certificate, and the Summary of Rights to Purchase Preferred Shares
             (incorporated by reference to Exhibit 1A, 1B, and 1C to the Registrant's Current Report on Form 8-K
             filed on February 16, 1996).

      10.01  The Registrant's 1987 Stock Option Plan, as amended and restated on February 23, 1998 (incorporated by reference to the Registrant's Preliminary Proxy Statement filed on March 16, 1998 (the 1998 Preliminary
             Proxy Statement)).*

      10.02  Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's
             Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).*

      10.03  The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Form of Stock Option Exercise Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 to the Registrant's Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994
             (the 1994 Form S-8) and the latter two documents are incorporated by reference to Exhibit 10.08 - 10.10 to the 1988 Form S-1).*

      10.04  The Registrant's 1993 Directors Stock Option Plan including the Form of Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8).*

      10.05  The Registrant's 1995 Directors Stock Option Plan including the Form of Stock Option Grant (incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K for the fiscal year ended December 30, 1995
             (the 1995 Form 10-K)).*

      10.06  The Registrant's 1990 Employee Stock Purchase Plan, as amended on March 4, 1997 (incorporated by reference to Exhibit 10.07 to the Registrant's Form 10-K for the fiscal year ended December 28, 1996).*

      10.07  The Registrant's Senior Executive Bonus Plan for 1995 (incorporated by reference to Exhibit 10.08 of the
             Registrant's Form 10-K for the fiscal year ended December 31, 1994 (the 1994 Form 10-K)).*

      10.08  The Registrant's Senior Executive Bonus Plan for 1996 (incorporated by reference to Exhibit 10.08 to the
             1995 Form 10-K).*

      10.09  The Registrant's Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for
             1996), as amended January 1, 1998 (incorporated by reference to the 1998 Preliminary Proxy Statement).*

      10.10  The Registrant's Deferred Compensation Plan for 1994 (incorporated by reference to Exhibit 10.09 to the
             1994 Form 10-K).*

      10.11  The Registrant's 1996 Deferred Compensation Venture Investment Plan (incorporated by reference to
             Exhibit 10.11 to the 1995 Form 10-K).*

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.12  Amended and Restated Lease, dated June 29, 1989, by and between River Oaks Place Associates (ROPA), a
             California limited partnership, and the Registrant, for the Registrant's offices at 555 River Oaks
             Parkway, San Jose, California (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K
             (No. 1-10606) for the year ended December 31, 1990 (the 1990 Form 10-K)).

      10.13  Lease, dated June 29, 1989, by and between ROPA and the Registrant for the Registrant's offices at 575
             River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.16 to the 1990 Form
             10-K).

      10.14  Lease, dated June 29, 1989, by and between ROPA and the Registrant for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.17 to the 1990
             Form 10-K).

      10.15  Lease, dated December 19, 1988, by and among the Richard T. Peery and John Arrillaga Separate Trusts and
             Valid Logic Systems Incorporated (Valid) (which merged into the registrant) for the Registrant's offices at 2835 North First Street, San Jose, California (incorporated by reference to Exhibit 10.18 to the Form
             10-K (No. 0-11974) for Valid for the fiscal year ended December 30, 1990).

      10.16  Form of Executive Compensation Agreement dated May 1989 between Registrant and Mr. Joseph B. Costello
             (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-4 registration statement (No.
             33-31673), originally filed on October 18, 1989.

      10.17  Offer letter to H. Raymond Bingham, dated May 12, 1993 (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ended December 31, 1993 (the 1993 Form 10-K)).*

      10.18  Offer letter to M. Robert Leach, dated May 17, 1993 (incorporated by reference to Exhibit 10.25 to the
             1993 Form 10-K).*

      10.19  The 1993 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.05 to the 1994 Form
             S-8).*

      10.20  Consulting agreement, dated October 26, 1993, with Alberto Sangiovanni-Vincentelli (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-Q for the second quarter ended June 30, 1994).*

      10.21  The Registrant's amended and restated 401(k) Plan (incorporated by reference to Exhibit 10.29 of the
             Registrant's Form 10-Q for the first quarter ended March 30, 1996 (the 1996 First Quarter Form 10-Q)).*

      10.22  Amendment, dated May 3, 1996 (incorporated by reference to Exhibit 10.30 to the 1996 First Quarter Form
             10-Q), to Registrant's 1993 Non-Statutory Stock Option Plan.*

      10.23  Revolving Credit Agreement, dated April 11, 1996, by and between the Registrant and Credit Lyonnais
             (incorporated by reference to Exhibit 10.31 to the 1996 First Quarter Form 10-Q).

      10.24  Term Loan Agreement, dated May 31, 1996, by and between Credit Lyonnais and River Oaks Place Associates
             L.P. (ROPA), a California limited partnership (the Term Loan) (incorporated by reference to Exhibit
             10.32 to the Registrant's Form 10-Q for the second quarter ended June 29, 1996 (the 1996 Second Quarter
             Form 10-Q)).

      10.25  Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing
             Statement, dated May 31, 1996, Schedule to Term Loan (incorporated by reference to Exhibit 10.33 to the
             1996 Second Quarter Form 10-Q).

      10.26  Assignment of Leases and Rents, dated May 31, 1996, Schedule to Term Loan (incorporated by reference to
             Exhibit 10.34 to the 1996 Second Quarter Form 10-Q).

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.27  Assignment of Partnership Interests by Seeley Properties, Inc., dated May 31, 1996, Schedule to Term
             Loan (incorporated by reference to Exhibit 10.35 to the 1996 Second Quarter Form 10-Q).

      10.28  Assignment of Partnership Interests by the Registrant, dated May 31, 1996, Schedule to Term Loan
             (incorporated by reference to Exhibit 10.36 to the 1996 Second Quarter Form 10-Q).

      10.29  Environmental Indemnity, dated May 31, 1996, Schedule to Term Loan (incorporated by reference to Exhibit
             10.37 to the 1996 Second Quarter Form 10-Q).

      10.30  Amendment, dated August 2, 1996 (incorporated by reference to Exhibit 10.39 to the 1996 Second Quarter
             Form 10-Q), to the Registrant's 1993 Non-Statutory Stock Option Plan.*

      10.31  Amendment Number 1, dated May 31, 1996, (incorporated by reference to Exhibit 10.40 to the 1996 Second
             Quarter Form 10-Q), to Lease Agreement for the Registrant's offices at 555 River Oaks Parkway, San Jose,
             California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.14 to the
             1990 Form 10-K).

      10.32  Amendment Number 2, dated May 31,1996, (incorporated by reference to Exhibit 10.41 to the 1996 Second
             Quarter Form 10-Q), to Lease Agreement for the Registrant's offices at 555 River Oaks Parkway, San Jose,
             California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.14 to the
             1990 Form 10-K).

      10.33  Amendment Number 1, dated May 31, 1996, (incorporated by reference to Exhibit 10.42 to the 1996 Second
             Quarter Form 10-Q), to Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose,
             California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.16 to the
             1990 Form 10-K).

      10.34  Amendment Number 2, dated May 31, 1996, (incorporated by reference to Exhibit 10.43 to the 1996 Second
             Quarter Form 10-Q), to Lease Agreement for the Registrant's offices at 575 River Oaks Parkway, San Jose,
             California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.16 to the
             1990 Form 10-K).

      10.35  Amendment Number 1, dated May 31, 1996, (incorporated by reference to Exhibit 10.44 to the 1996 Second
             Quarter Form 10-Q), to Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway,
             San Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

      10.36  Amendment Number 2, dated May 31, 1996, (incorporated by reference to Exhibit 10.45 to the 1996 Second
             Quarter Form 10-Q), to Lease Agreement for the Registrant's offices at 535 and 545 River Oaks Parkway,
             San Jose, California, by and between ROPA and the Registrant (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K).

      10.37  Agreement and Plan of Merger and Reorganization dated as of October 3, 1996, among the Registrant, High
             Level Design Systems, Inc., a Delaware corporation, and Harbor Acquisition Sub, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K
             filed November 7, 1996 (the November 7, 1996 Form 8-K)).

      10.38  Distribution Agreement, dated April 28, 1997, among Cadence Design Systems (Ireland) Ltd., Cadence
             Design Systems K.K., and Cadence Design Systems (Japan) B.V. (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-Q for the second quarter ended June 28, 1997).

      10.39  Agreement and Plan of Merger and Reorganization, dated as of October 28, 1996, among Registrant, Cooper
             & Chyan Technology, Inc. (CCT), and Wyoming Acquisition Sub, Inc. (incorporated by reference to Exhibit
             2.2 to the November 7, 1996 Form 8-K).

  EXHIBIT
  NUMBER                                                  EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      10.40  CCT 1993 Equity Incentive Plan, Form of Equity Incentive Plan Stock Option Agreement, Form of Exercise
             of Equity Incentive Plan Stock Option and Form of Equity Incentive Plan Stock Option Exercise Agreement
             (incorporated by reference to Exhibit 10.49 to the Registrant's Form S-4 Registration Statement (No.
             333-16779) originally filed on November 27, 1996).

      10.41  Employment Agreement, dated October 19, 1997, between the Registrant and John R. Harding.

      10.42  Letter Agreement, dated December 5, 1997, between the Registrant and Joseph B. Costello.

      10.43  Form of Executive Severence Agreement.

      10.44  Indemnity Agreement, dated October 19, 1997, by and between the Registrant and John R. Harding.

      21.01  Subsidiaries of the Registrant.

      23.01  Consent of Arthur Andersen LLP.

      27.01  Financial data schedule for the period ended January 3, 1998.

      27.02  Financial data schedule for the periods ended December 30, 1995, December 28, 1996, March 30, 1996, June
             29, 1996, and September 28, 1996.

      27.03  Financial data schedule for the periods ended March 29, 1997, June 28, 1997, and September 27, 1997.

------------------------

*A management contract or compensatory plan required to be filed as an exhibit to Form 10-K.

(b)  REPORTS ON FORM 8-K:

    None.

(c)  EXHIBITS:

    The Company hereby files as part of this Form 10-K the Exhibits listed in
Item 14. (a) 3 above.

(d)  FINANCIAL STATEMENT SCHEDULES:

    See Item 14. (a) 2. of this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Stockholders and Board of Directors of Cadence Design Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item
14. (a) 2. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
             -------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

San Jose, California
January 23, 1998

                          CADENCE DESIGN SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 3, 1998 AND DECEMBER 28, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                             1997         1996
                                                                                         ------------  -----------
Current Assets:
  Cash and cash equivalents............................................................  $    207,024  $   284,512
  Short-term investments...............................................................        97,180        1,015
  Accounts receivable, less allowances of $21,200 in 1997 and $8,772 in 1996...........       205,006      148,449
  Inventories..........................................................................            --        8,133
  Prepaid expenses and other...........................................................        99,849       49,026
                                                                                         ------------  -----------
    Total current assets...............................................................       609,059      491,135

Property, plant and equipment, net.....................................................       197,421      160,927
Software development costs, net........................................................        15,068       21,295
Purchased software and intangibles, net................................................        10,117       10,267
Other assets...........................................................................       192,185       33,377
                                                                                         ------------  -----------
                                                                                         $  1,023,850  $   717,001
                                                                                         ------------  -----------
                                                                                         ------------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt..................................  $        794  $     3,349
  Accounts payable and accrued liabilities.............................................       156,426      116,174
  Income taxes payable.................................................................         5,161        4,901
  Deferred revenue.....................................................................       106,414      107,154
                                                                                         ------------  -----------
    Total current liabilities..........................................................       268,795      231,578
                                                                                         ------------  -----------

Long-Term Liabilities:
  Long-term debt.......................................................................         1,599       20,292
  Minority interest liability..........................................................           121       15,205
  Other long-term liabilities..........................................................        26,238       22,378
                                                                                         ------------  -----------
    Total long-term liabilities........................................................        27,958       57,875
                                                                                         ------------  -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock--$0.01 par value; authorized 400 shares in 1997 and 2,000 shares in
    1996, none issued or outstanding...................................................            --           --
  Common stock and capital in excess of $0.01 par value
    Authorized: 300,000 shares
    Issued: 214,405 shares in 1997 and 236,168 shares in 1996
    Outstanding: 207,666 shares in 1997 and 173,223 shares in 1996.....................       502,602      603,430
  Treasury stock at cost: 6,739 shares in 1997 and 62,945 shares in 1996...............       (97,285)    (325,637)
  Retained earnings....................................................................       328,934      151,596
  Accumulated translation adjustment...................................................        (7,154)      (1,841)
                                                                                         ------------  -----------
    Total stockholders' equity.........................................................       727,097      427,548
                                                                                         ------------  -----------
                                                                                         $  1,023,850  $   717,001
                                                                                         ------------  -----------
                                                                                         ------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                FOR THE THREE FISCAL YEARS ENDED JANUARY 3, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenue:
  Product....................................................................  $  530,513  $  414,029  $  292,198
  Services...................................................................     160,890     114,620      65,860
  Maintenance................................................................     224,490     212,810     190,360
                                                                               ----------  ----------  ----------
    Total revenue............................................................     915,893     741,459     548,418
                                                                               ----------  ----------  ----------

Costs and Expenses:
  Cost of product............................................................      41,509      48,383      44,793
  Cost of services...........................................................     114,747      80,963      54,988
  Cost of maintenance........................................................      26,840      24,127      16,749
  Marketing and sales........................................................     257,867     226,496     185,025
  Research and development...................................................     140,375     115,301      88,566
  General and administrative.................................................      56,495      54,387      40,437
  Unusual items..............................................................      44,053     100,543          --
                                                                               ----------  ----------  ----------
    Total costs and expenses.................................................     681,886     650,200     430,558
                                                                               ----------  ----------  ----------
Income from operations.......................................................     234,007      91,259     117,860

  Other income (expense), net................................................      25,624        (782)     17,237
                                                                               ----------  ----------  ----------
Income before provision for income taxes and cumulative effect of change in
  accounting method..........................................................     259,631      90,477     135,097

  Provision for income taxes.................................................      77,889      61,439      37,827
                                                                               ----------  ----------  ----------
Income before cumulative effect of change in accounting method...............     181,742      29,038      97,270

  Cumulative effect of change in accounting method, net of
    taxes of $5,261..........................................................      12,276          --          --
                                                                               ----------  ----------  ----------
Net income...................................................................  $  169,466  $   29,038  $   97,270
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share:
  Net income before cumulative effect of change in accounting method.........  $     0.93  $     0.19  $     0.59
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     0.87  $     0.19  $     0.59
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share--assuming dilution:
  Net income before cumulative effect of change in accounting method.........  $     0.83  $     0.16  $     0.51
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Net Income.................................................................  $     0.77  $     0.16  $     0.51
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Weighted average common shares outstanding.................................     194,900     156,773     165,510
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Weighted average common and potential common shares outstanding--assuming
    dilution.................................................................     219,552     183,789     191,114
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE THREE FISCAL YEARS ENDED JANUARY 3, 1998
                                 (IN THOUSANDS)

                                                      COMMON STOCK
                                                 -----------------------
                                                             PAR VALUE
                                                            AND CAPITAL       TREASURY STOCK                  ACCUMULATED
                                                            IN EXCESS OF  ----------------------   RETAINED   TRANSLATION
                                                  SHARES        PAR        SHARES      AMOUNT      EARNINGS    ADJUSTMENT
                                                 ---------  ------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 31, 1994.....................    214,173   $  265,173     (43,590) $  (133,728) $   43,377   $    1,241
  Purchase of treasury stock...................         --           --     (28,860)    (163,928)         --           --
  Issuance of common stock.....................     13,416       26,984       1,990        6,772        (734)          --
  Tax benefits from employee stock
    transactions...............................         --        8,463          --           --          --           --
  Purchase of warrant..........................         --       (1,746)         --           --     (15,442)          --
  Unrealized gain on investment in
    subsidiary.................................         --          670          --           --          --           --
  Translation adjustment.......................         --           --          --           --          --         (291)
  Net income...................................         --           --          --           --      97,270           --
                                                 ---------  ------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 30, 1995.....................    227,589      299,544     (70,460)    (290,884)    124,471          950
  Purchase of treasury stock...................         --           --     (10,314)    (124,204)         --           --
  Issuance of common stock.....................      8,579       30,498       1,205        5,401          (3)          --
  Tax benefits from employee stock
    transactions...............................         --       58,418          --           --          --           --
  Purchase of warrant..........................         --       (2,437)         --           --      (1,910)          --
  Treasury stock issued in connection with an
    acquisition................................         --       73,492       5,124       25,906          --           --
  Shares issued in secondary offering, net of
    expenses...................................         --      143,915      11,500       58,144          --           --
  Translation adjustment.......................         --           --          --           --          --       (2,791)
  Net income...................................         --           --          --           --      29,038           --
                                                 ---------  ------------  ---------  -----------  ----------  ------------
BALANCE, DECEMBER 28, 1996.....................    236,168      603,430     (62,945)    (325,637)    151,596       (1,841)
  Purchase of treasury stock...................         --         (720)     (4,592)    (104,526)         --           --
  Issuance of common stock.....................     14,962       64,549       1,167        7,308          --           --
  Tax benefits from employee stock
    transactions...............................         --      123,180          --           --          --           --
  Treasury stock issued in connection with
    acquisitions...............................         --        1,041      22,906       34,184       7,872          121
  Unrealized gain on investment in
    subsidiary.................................         --        2,758          --           --          --           --
  Use of treasury shares for common stock
    dividend...................................    (36,725)    (291,636)     36,725      291,386          --           --
  Translation adjustment.......................         --           --          --           --          --       (5,434)
  Net income...................................         --           --          --           --     169,466           --
                                                 ---------  ------------  ---------  -----------  ----------  ------------
BALANCE, JANUARY 3, 1998.......................    214,405   $  502,602      (6,739) $   (97,285) $  328,934   $   (7,154)
                                                 ---------  ------------  ---------  -----------  ----------  ------------
                                                 ---------  ------------  ---------  -----------  ----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE FISCAL YEARS ENDED JANUARY 3, 1998
                                 (IN THOUSANDS)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash and Cash Equivalents at Beginning of Year................................  $  284,512  $   84,867  $   75,011
Cash Flows From Operating Activities:
  Net income..................................................................     169,466      29,038      97,270
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................      56,637      51,742      46,019
    Gain on sale of stock of subsidiary.......................................     (13,061)         --     (18,873)
    Deferred income taxes.....................................................     (68,465)    (15,943)      5,693
    Write-off of in-process research and development..........................       6,571      95,700          --
    Write-off of capitalized software development costs.......................       3,067       4,843          --
    Write-off of business process re-engineering costs........................      17,537          --          --
    Equity in income from investee............................................      (1,934)         --          --
    Increase in other long-term liabilities and minority interest expense.....       2,668       5,992       3,135
    Write-offs of equipment and other long-term assets........................       3,073       1,719       2,281
    Provisions for doubtful accounts and inventory write-offs.................      12,428       2,672       5,821
    Changes in current assets and liabilities, net of effect of acquired and disposed businesses:
      Accounts receivable.....................................................     (84,039)    (59,736)    (13,760)
      Inventories.............................................................          --        (981)     (4,059)
      Prepaid expenses and other..............................................     (29,449)    (33,091)     (2,132)
      Installment contract receivables........................................     (61,830)         --          --
      Accounts payable and accrued liabilities................................      64,072      30,041      29,427
      Income taxes payable....................................................     126,486      48,795      15,012
      Deferred revenue........................................................      (4,868)     14,521      31,262
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................     198,359     175,312     197,096
                                                                                ----------  ----------  ----------
Cash Flows From Investing Activities:
  Maturities of short-term investments--held-to-maturity......................      37,039      18,618      43,296
  Purchases of short-term investments--held-to-maturity.......................     (82,204)     (7,859)    (33,205)
  Maturities of short-term investments--available-for-sale....................     128,170          --          --
  Purchases of short-term investments--available-for-sale.....................    (179,170)         --          --
  Purchases of property, plant, and equipment.................................     (92,428)    (62,089)    (28,338)
  Capitalization of software development costs................................     (15,011)    (13,560)    (11,845)
  Increase in purchased software, intangibles, and other assets...............      (4,586)    (13,326)     (3,954)
  Net proceeds from sale of subsidiary stock..................................      18,582          --      29,920
  Effect of deconsolidation and reorganization on cash........................     (25,118)         --          --
  Investment in limited partnership...........................................     (10,974)     (7,471)     (1,500)
  Effect of acquisitions on cash..............................................      30,596          --          --
  Sale of put warrants........................................................      19,016      13,870       1,304
  Purchase of call options....................................................     (19,016)    (13,870)     (1,304)
                                                                                ----------  ----------  ----------
        Net cash used for investing activities................................    (195,104)    (85,687)     (5,626)
                                                                                ----------  ----------  ----------
Cash Flows From Financing Activities:
  Principal payments on notes payable and long-term debt......................     (22,921)     (2,676)    (26,542)
  Net proceeds from issuance of long-term debt................................          --      19,763          --
  Sale of common stock........................................................      54,365     226,749      26,500
  Purchases of treasury stock.................................................    (105,118)   (124,204)   (163,928)
  Purchase of warrant.........................................................          --      (4,347)    (17,188)
                                                                                ----------  ----------  ----------
        Net cash (used for) provided by financing activities..................     (73,674)    115,285    (181,158)
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash.......................................      (7,069)     (5,265)       (456)
                                                                                ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................     (77,488)    199,645       9,856
                                                                                ----------  ----------  ----------
Cash and Cash Equivalents at End of Year......................................  $  207,024  $  284,512  $   84,867
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 3, 1998

THE COMPANY

    Cadence Design Systems, Inc. (Cadence or the Company) provides comprehensive services and technology for the product development requirements of the world's leading electronics companies. The Company licenses its leading-edge electronic design automation software technology and provides a range of professional services to companies throughout the world to help optimize product development processes. Recently, the Company has expanded the role it plays with companies that produce electronic products and with an emerging class of companies that require electronic content in their products, but who may not have any internal expertise in electronic design. The Company's business objectives are based on providing complete solutions, which range from individual software tools to complete outsourcing of design work. The Company is now a supplier of "design realization" solutions, which are used by companies to design and develop integrated circuits and systems--including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in companies in which ownership interests range from 20 to 50 percent or to which the Company exercises significant influence over operating and financial policies are accounted for using the equity method of accounting.

    The Company's fiscal year end is the Saturday closest to December 31. Certain prior year consolidated financial statement balances have been reclassified to conform to the 1997 presentation.

    STOCK SPLIT

    In October 1997, the Company's Board of Directors declared a two-for-one stock split, payable in the form of a dividend of one additional share of the Company's common stock for every share owned by stockholders. Par value remained at $0.01 per share. The stock split resulted in the issuance of approximately
104.4 million additional shares of common stock from authorized but unissued shares and treasury shares. In May 1996 and October 1995, the Company's Board of Directors effected three-for-two stock splits payable in the form of a dividend of one additional share of the Company's common stock for every two shares owned by stockholders. The stock splits resulted in the issuance of approximately 51.6 million and 75.6 million additional shares of common stock from authorized but unissued shares in 1996 and 1995, respectively. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock splits.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenues and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into foreign currency forward exchange contracts (forward contracts) to manage exposure related to certain foreign currency transactions. The Company does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income (expense). The Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset.

    REVENUE RECOGNITION

    Product revenue consists principally of revenue earned under software license agreements and is generally recognized when the software has been shipped, there are no significant obligations remaining, and collection is probable. Installment contract receivables result from customer contracts with the Company's top-rated credit customers. The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Any maintenance included in these arrangements is recognized ratably over the term of the arrangement. Revenue from subscription license agreements which include software, rights to future software products, and maintenance is deferred and recognized ratably over the term of the subscription period. Test equipment revenue was recognized upon shipment.

    Services revenue consists primarily of revenues received for performing product design development and process improvement and education and assimilation of software products into the customers' product development process. Services revenue is generally recognized as the services are performed or on the percentage of completion method of accounting, depending upon the nature of the project. Under the percentage of completion method, revenue recognized is that portion of the total contract price that costs expended to date bears to the anticipated final total costs, based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently.

    Maintenance revenue consists of fees for providing system updates, user documentation, and technical support for software products. Maintenance revenue is recognized ratably over the term of the agreement.

    In 1997, no one customer accounted for more than 10% of total revenues. In 1996 and 1995, one customer (a distributor), which in 1996 and 1995 held a minority interest in a subsidiary of the Company, accounted for 14% and 15% of total revenue, respectively. Outstanding trade accounts receivable from this

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

related party were approximately $3.4 million and $5.4 million at December 28, 1996 and December 30, 1995, respectively.

    NET INCOME PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128 "Earning per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted. Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock outstanding during the period, and assuming dilution, net income is divided by the weighted average shares of common stock outstanding and potential common shares during the period. As a result, 1996 and 1995 net income per share have been restated to conform to the new standard. Potential common shares included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and put warrants computed using the treasury stock method.

    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid debt instruments, including commercial paper, Euro time deposits, repurchase agreements, and certificates of deposit with an original maturity of ninety days or less to be cash equivalents. Investments with original maturities greater than ninety days and less than one year are classified as short-term investments. At January 3, 1998, there were no investments with maturities greater than one year.

    Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. The Company has classified its auction rate securities as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders' equity when these unrealized gains and losses are material to consolidated financial operations of the Company.

    INVENTORIES

    During 1997, the Company changed its accounting method for Integrated Measurement Systems Inc. to the equity method as described at "Integrated Measurement Systems, Inc." further below and, as a result, no inventories were recorded at January 3, 1998. Inventories totaling $8.1 million at December 28, 1996, consisting primarily of test equipment were stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material, and manufacturing overhead.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    PROPERTY, PLANT, AND EQUIPMENT

    Land, property, plant, and equipment is stated at cost. Depreciation and amortization are provided over the estimated useful lives, by the straight-line method, as follows:

Buildings.................................................        10-32 years
Leasehold and building improvements.......................    Shorter of the lease
                                                             term or the estimated
                                                                  useful life
Software..................................................         3-8 years
Equipment.................................................         3-5 years
Furniture and fixtures....................................         3-5 years

    SOFTWARE DEVELOPMENT COSTS, PURCHASED SOFTWARE, AND INTANGIBLES

    The Company capitalizes software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on a straight-line basis over three years or, if less, the remaining estimated economic life of the product. Purchased software and intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying product (one to seven years). It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of the costs in the near term.

    In the accompanying consolidated statements of income, amortization is included in cost of product for capitalized software development costs and in either cost of product or cost of services for purchased software costs, as determined by the nature of the underlying transaction. In total, amortization of capitalized and purchased software and intangibles amounted to approximately $21 million, $22.5 million, and $19.7 million for 1997, 1996, and 1995, respectively. The Company wrote off approximately $3.1 million of capitalized software development costs in 1997 that related to products that were replaced (or discontinued) as a result of a merger or license of replacement technology. The Company wrote off approximately $4.3 million of capitalized software development costs related to products at the end of their life cycle in 1996, of which $2.7 million related to products that were replaced (or discontinued) as a result of the High Level Design Systems, Inc. acquisition.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as further described at "Stockholders' Equity." The Company has elected to continue with the accounting

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

prescribed by APB Opinion No. 25 and, as such, is required to disclose pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments, including derivative financial instruments, which may potentially subject the Company to concentrations of credit risk, consist principally of cash investments, short-term investments, accounts receivable, forward contracts, and call options purchased in conjunction with the Company's stock repurchase program. The Company's investment policy limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising the Company's customer base and their dispersion across geographies. Credit exposure related to the forward contracts and the call options is limited to the unrealized gains on these contracts. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment related to its financial instruments.

    NEW ACCOUNTING STANDARDS

    In 1997, the Company adopted SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

    In 1997, the FASB issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated financial statements.

    In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in its 1998 annual consolidated financial statements. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

    In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which will be adopted by the Company in the first quarter of 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

FINANCIAL INSTRUMENTS

    SHORT-TERM INVESTMENTS

    A summary of the Company's held-to-maturity and available-for-sale investment portfolios follows:

                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Held-to-maturity:
  Commercial paper..............................................................  $   23,732  $  112,965
  Certificates of deposit.......................................................       1,000       4,221
  Corporate debt securities.....................................................      18,020       1,015
  Corporate equity securities...................................................       3,000          --
  Foreign debt securities.......................................................       8,602          --
  Euro time deposits............................................................          --      20,000
  Repurchase agreements.........................................................      60,094      19,803
  U.S. Government notes.........................................................       7,488          --
  State and local municipalities notes..........................................       6,075          --
                                                                                  ----------  ----------
    Total held-to-maturity......................................................     128,011     158,004

Available-for-sale:
  Auction rate securities.......................................................      51,000          --
                                                                                  ----------  ----------
    Total available-for-sale....................................................      51,000          --
                                                                                  ----------  ----------
      Total investment securities...............................................     179,011     158,004
Less: Cash equivalents..........................................................      81,831     156,989
                                                                                  ----------  ----------
        Total short-term investments............................................  $   97,180  $    1,015
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Investments in debt securities classified as held-to-maturity and available-for-sale at January 3, 1998, have various maturity dates which do not exceed one year. The cost of the securities held is based on the specific identification method. The carrying value of cash and cash equivalents and short-term investments approximate the fair value (based on quoted market prices) of such investments. Accordingly, unrealized gains and losses were immaterial at January 3, 1998.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into forward contracts to hedge the impact of foreign currency fluctuations. The Company does not enter into derivative financial instruments for trading purposes. At January 3, 1998, the Company had outstanding forward contracts with notional amounts totaling approximately $38.6 million. These contracts, which mature in less than thirty days, are hedges of certain foreign currency transaction exposures in the British pound sterling, German deutschemark, French franc, Italian lira, Swedish krona, Canadian dollar, and Japanese yen. The estimated fair value at January 3, 1998 and December 28, 1996 was negligible.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

BALANCE SHEET COMPONENTS

    A summary of balance sheet components follows:

                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Inventories:
  Raw materials and supplies....................................................  $       --  $    3,981
  Work-in-process...............................................................          --       3,031
  Finished goods................................................................          --       1,121
                                                                                  ----------  ----------
    Inventories.................................................................  $       --  $    8,133
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Property, Plant, and Equipment:
  Equipment.....................................................................  $  185,054  $  161,155
  Land..........................................................................      47,754      38,848
  Buildings.....................................................................      45,324      38,613
  Furniture and fixtures........................................................      28,282      23,524
  Leasehold and building improvements...........................................      28,232      26,091
                                                                                  ----------  ----------
    Total cost..................................................................     334,646     288,231
  Less: Accumulated depreciation and amortization...............................     137,225     127,304
                                                                                  ----------  ----------
    Property, plant, and equipment, net.........................................  $  197,421  $  160,927
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Software Development Costs:
  Cost..........................................................................  $   40,545  $   58,781
  Less: Accumulated amortization................................................      25,477      37,486
                                                                                  ----------  ----------
      Software development costs, net...........................................  $   15,068  $   21,295
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Purchased Software and Intangibles:
  Cost..........................................................................  $   31,888  $   32,226
  Less: Accumulated amortization................................................      21,771      21,959
                                                                                  ----------  ----------
    Purchased software and intangibles, net.....................................  $   10,117  $   10,267
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Other Assets:
  Deferred income taxes.........................................................  $   74,860  $   10,725
  Installment contract receivables..............................................      61,326          --
  Other assets..................................................................      55,999      22,652
                                                                                  ----------  ----------
    Other assets................................................................  $  192,185  $   33,377
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Accounts Payable and Accrued Liabilities:
  Payroll and payroll related accruals..........................................  $   87,076  $   65,424
  Other accrued liabilities.....................................................      47,402      34,990
  Accounts payable..............................................................      21,948      15,760
                                                                                  ----------  ----------
    Accounts payable and accrued liabilities....................................  $  156,426  $  116,174
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

FINANCING

    In April 1996, the Company entered into a senior secured revolving credit facility (the Facility) which allows the Company to borrow up to $120 million through April 1999. The Facility is secured by the majority of the Company's property, plant, equipment, cash, investments, intangibles, and certain other assets. The Company has the option to pay interest based upon the London Interbank Offered Rate (LIBOR) plus 1.5%, or the higher of the federal funds effective rate plus 0.5% or prime. The Company must comply with certain financial covenants and conditions as defined in the Facility, with which the Company was in compliance at January 3, 1998. At January 3, 1998, the Company had no outstanding borrowings under the Facility.

    In May 1996, the Company's wholly-owned real estate partnership, River Oaks Place Associates L.P., entered into a $20 million long-term financing arrangement (the ROPA Loan) with a bank. The ROPA loan was repaid in 1997.

    Long-term debt consisted of the following:

                                                                                       1997       1996
                                                                                     ---------  ---------
                                                                                        (IN THOUSANDS)
Capital lease obligations..........................................................  $   1,693  $   4,016
Other long-term debt...............................................................        700         --
Note payable (ROPA Loan)...........................................................         --     19,625
                                                                                     ---------  ---------
  Total............................................................................      2,393     23,641
Less: Current portion..............................................................        794      3,349
                                                                                     ---------  ---------
  Long-term debt...................................................................  $   1,599  $  20,292
                                                                                     ---------  ---------
                                                                                     ---------  ---------

COMMITMENTS

    Equipment and facilities are leased under various capital and operating leases expiring at various dates through the year 2008. Certain of these leases contain renewal options. Rental expense was approximately $15.9 million, $12.3 million, and $10.7 million for 1997, 1996, and 1995, respectively. In 1998, the Company anticipates the completion of a new building and improvements on the San Jose, California campus with an estimated cost of approximately $14.5 million. Additionally, new facilities in Scotland will be constructed in conjunction with the Company's new design center. If the Company becomes the owner of the such facilities, absent of any financing from any third party, the Company may incur estimated land and building costs of approximately $115 million over the next seven years.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    At January 3, 1998, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

                                                                                   CAPITAL    OPERATING
                                                                                   LEASES      LEASES
                                                                                  ---------  -----------
                                                                                      (IN THOUSANDS)
For the years:
  1998..........................................................................  $     865   $  17,414
  1999..........................................................................        547      14,566
  2000..........................................................................        317       8,031
  2001..........................................................................         74       5,683
  2002..........................................................................          8       2,560
  Thereafter....................................................................         --          89
                                                                                  ---------  -----------
    Total lease payments........................................................      1,811   $  48,343
                                                                                             -----------
                                                                                             -----------
Less: Amount representing interest (Average interest rate of 6.8%)..............        118
                                                                                  ---------
    Present value of lease payments.............................................      1,693
Less: Current portion...........................................................        794
                                                                                  ---------
    Long-term portion...........................................................  $     899
                                                                                  ---------
                                                                                  ---------

    The cost of equipment under capital leases included in the consolidated balance sheets as property, plant, and equipment at January 3, 1998 and December 28, 1996 was approximately $3.6 million and $11 million, respectively. Accumulated amortization of the leased equipment at January 3, 1998 and December 28, 1996 was approximately $2 million and $8.4 million, respectively.

CONTINGENCIES

    From time to time the Company is involved in various disputes and litigation matters which arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee relations matters.

    The Company filed a complaint in the United States District Court for the Northern District of California on December 6, 1995 against Avant! Corporation (Avant!) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy, and other illegalities.

    On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's former President and Chief Executive Officer, and with leave of the court, on January 29, 1998 filed a second amended counterclaim. The second amended counterclaim alleges, INTER ALIA, that the Company and its former President and Chief Executive Officer had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price, and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its former President and Chief Executive Officer believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint. The second amended counterclaim remains severed from the Company's complaint and stayed pending resolution of the Company's complaint.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. On February 19, 1998, Avant! filed a petition for WRIT OF CERTIORARI to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered an injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing, or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. The Company's motion for an injunction covering Avant!'s Aquarius product line remains pending before the District Court.

    By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The District Court has not yet set a trial date for the civil proceedings. The Company intends to pursue its claim vigorously.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's consolidated financial position or results of operations.

STOCKHOLDERS' EQUITY

    NET INCOME PER SHARE

    The following is a reconciliation of the weighted average common shares used to calculate net income per share to the weighted average common shares used to calculate net income per share--assuming dilution, for the years 1997, 1996, and 1995:

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Weighted average common shares used to calculate net income per
  share................................................................    194,900    156,773    165,510
  Options..............................................................     24,362     26,512     24,865
  Warrants.............................................................        232        341        733
  Puts.................................................................         58        163          6
                                                                         ---------  ---------  ---------
Weighted average common shares used to calculate net income per
  share--assuming dilution.............................................    219,552    183,789    191,114
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    Options to purchase 1,051,043 shares of common stock at the weighted average price of $26.88 per share were outstanding at January 3, 1998, but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the common shares. The options, which expire in 2007, remained outstanding at January 3, 1998. Put warrants to purchase 5,792,650 shares of common stock at the weighted average price of $23.88 per share were outstanding at January 3, 1998, but were not included in the computation of diluted income per share

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

because the put warrants' exercise prices were less than the average market price of the common shares. The put warrants outstanding expire at various dates from February 1998 to February 1999.

    STOCK COMPENSATION PLANS

    FIXED STOCK OPTION PLANS

    The Company's 1997 Nonstatutory Stock Option Plan (the 1997 Plan) provides for the issuance of non-qualified options to its employees to purchase up to 20,000,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 1997 Plan become exercisable over a five year period, with, generally, one-fifth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 48 equal monthly installments. Options under the 1997 Plan generally expire ten years from the date of grant.

    The Company's Employee Stock Option Plan (the 1987 Plan) provides for the issuance of either incentive or non-qualified options to its employees to purchase up to 61,370,100 shares of common stock at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the Plan become exercisable over periods of up to five years and expire five to ten years from the date of grant.

    The Company's Non-Statutory Stock Option Plan (the 1993 Non-Statutory Plan) provides for the issuance of non-qualified options to its employees to purchase up to 24,750,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments. Options under the Non-Statutory Plan generally expire ten years from the date of grant.

    Under the Directors Stock Option Plans (the Directors Plans), the Company may grant non-qualified options to its non-employee directors for up to 3,352,496 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors Plans have a term of up to ten years. Certain of the option grants vest one year from the date of grant, and certain other option grants vest one-third one year from the date of grant and two-thirds ratably over the subsequent two years.

    The Company has assumed certain options granted to former employees of acquired companies (Acquired Options). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if issued under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options generally become exercisable over a four year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    A summary of the status of all of the Company's fixed stock option plans as of and during the years ended January 3, 1998 and December 28, 1996 follows:

                                                                  1997                       1996
                                                       --------------------------  -------------------------
                                                                       WEIGHTED                   WEIGHTED
                                                                        AVERAGE                    AVERAGE
                                                                       EXERCISE                   EXERCISE
                                                          SHARES         PRICE        SHARES        PRICE
                                                       -------------  -----------  ------------  -----------
Outstanding at beginning of year.....................     38,974,434   $    3.41     41,149,588   $    4.23
  Assumption of HLDS options.........................             --   $      --      1,012,220   $    7.45
  Assumption of CCT options..........................      3,724,294   $    5.31             --   $      --
  Granted............................................     18,741,739   $   16.48      7,079,596   $   16.00
  Exercised..........................................    (14,960,681)  $    3.65     (8,580,116)  $    2.77
  Forfeited..........................................     (4,015,057)  $    7.74     (1,683,266)  $    6.52
  Expired............................................             --   $      --         (3,588)  $    2.14
                                                       -------------               ------------
    Outstanding at end of year.......................     42,464,729   $   11.77     38,974,434   $    3.41
                                                       -------------               ------------
                                                       -------------               ------------

Options exercisable at year end......................     15,863,817                 20,298,078
Options available for future grant...................     14,853,922                  9,955,568
Weighted average fair value of options granted during
  the year...........................................  $        7.52               $       5.90

    Combined activity as of and during the year ended December 30, 1995 was as follows:

                                                                                             1995
                                                                                            SHARES
                                                                                       -----------------
Outstanding at beginning of year.....................................................         45,587,232
  Granted............................................................................         12,967,410
  Exercised ($.09 per share to $5.85 per share)......................................        (13,416,982)
  Canceled...........................................................................         (3,988,072)
                                                                                       -----------------
    Outstanding at end of year.......................................................         41,149,588
                                                                                       -----------------
                                                                                       -----------------

Range of exercise price of outstanding options at end of year........................     $0.10 - $12.98
Options exercisable at year end......................................................         18,240,078
Options available for future grant...................................................         15,132,394

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    A summary of the status of all of the Company's fixed stock option plans at January 3, 1998 follows:

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ------------------------------------------------  ---------------------------
                                                                   WEIGHTED                     WEIGHTED
                                 NUMBER      WEIGHTED AVERAGE       AVERAGE        NUMBER        AVERAGE
                              OUTSTANDING        REMAINING         EXERCISE     EXERCISABLE     EXERCISE
  RANGE OF EXERCISE PRICES     AT 1/3/98     CONTRACTUAL LIFE        PRICE       AT 1/3/98        PRICE
----------------------------  ------------  -------------------  -------------  ------------  -------------
$ 0.14 - $ 5.00.............    10,272,658             5.8         $    2.47       8,646,714    $    2.46
$ 5.01 - $10.00.............     7,705,379             7.6         $    7.68       4,071,562    $    7.62
$10.01 - $15.00.............    11,164,054             8.9         $   14.36       1,874,459    $   13.42
$15.01 - $20.00.............     8,937,413             9.0         $   16.77       1,181,778    $   18.24
$20.01 - $25.00.............     3,161,984             9.7         $   22.98          78,608    $   22.38
$25.01 - $30.00.............     1,223,241             9.7         $   26.70          10,696    $   26.97
                              ------------                                      ------------
    Total...................    42,464,729                                        15,863,817
                              ------------                                      ------------
                              ------------                                      ------------

    STOCK REPURCHASE PLAN

    The Company has a seasoned authorized stock repurchase program under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP). Such repurchases are intended to cover the Company's expected reissuances under the ESPP for the next 12 months. In 1997, the Company adopted a new seasoned systematic stock repurchase program. The shares acquired under this new program will be untainted shares used to meet the recurring share issuance requirements of the recently adopted 1997 Stock Option Plan.

    As part of its authorized repurchase program, the Company has sold put warrants through private placements. At January 3, 1998, there were 5.8 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $23.09 to $24.34 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock at a specified price. At January 3, 1998, the Company had
4.3 million call options outstanding at prices ranging from $23.22 to $24.47 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. The put warrants and call options outstanding at January 3, 1998 are exercisable on various dates through February 26, 1999. At January 3, 1998, the fair value of the call options was approximately $20.5 million and the fair value of the put warrants was approximately $17.5 million. The fair value of put warrants and call options was estimated by the Company's investment bankers.

    The Company has the right to settle the put warrants with stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock. At January 3, 1998, the Company had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the consolidated balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1990 Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 17,500,000 shares of common stock to its employees. Under the terms of the ESPP, employees can choose each year to have up to 12% of their annual base earnings plus bonuses withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or the end of the semiannual option periods. Under the ESPP, the Company issued 1,167,474, 1,211,074, and 1,989,456 shares to employees in 1997, 1996, and 1995, respectively. The weighted average purchase price and the weighted average fair value of shares issued in 1997 was $14.59 and $20.50, respectively.

    PRO FORMA INFORMATION

    This information is required to illustrate the financial results of operations as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No.
123. The fair value of the Company's options granted and shares purchased under the ESPP for years ended January 3, 1998, December 28, 1996, and December 30, 1995 reported below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Risk-free interest rate................................................      6.20%      6.16%      6.41%
Volatility factors of the expected market price of the Company's common
  stock................................................................        44%        35%        35%
Weighted average expected life of an option............................    4 Years    4 Years    4 Years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to its employees.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's fixed stock option and employee stock purchase plans been

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                     1997       1996       1995
                                                                  ----------  ---------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                              AMOUNTS)
Net income:
  As reported...................................................  $  169,466  $  29,038  $  97,270
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------
  Pro forma.....................................................  $  128,214  $   6,445  $  87,300
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------

Net income per share:
  As reported...................................................  $     0.87  $    0.19  $    0.59
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------
  Pro forma.....................................................  $     0.66  $    0.04  $    0.53
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------

Net income per share--assuming dilution:
  As reported...................................................  $     0.77  $    0.16  $    0.51
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------
  Pro forma.....................................................  $     0.58  $    0.04  $    0.45
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------

    The effects of applying SFAS No. 123 on pro forma disclosures of net income and net income per share for 1997, 1996, and 1995 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

    WARRANTS

    In connection with the acquisition of High Level Design Systems, Inc., in December 1996, the Company issued a warrant to Goldman, Sachs & Co. (Goldman warrant) to purchase 170,400 shares of the Company's common stock at $28.79 per share. The warrant expires in August 1999 and can be exercised at any time, in whole or in part. The warrant was valued at the time of the acquisition at approximately $0.6 million and was included as part of the total purchase price of HLDS.

    In connection with the purchase of the business and certain assets of Comdisco Systems, Inc. (Comdisco), a subsidiary of Comdisco, Inc., in June 1993, the Company issued a warrant (Comdisco Warrant) to purchase 5,850,000 shares of the Company's common stock at $3.23 per share. Pursuant to the original terms of the warrant agreement, during 1996 and 1995, the Company repurchased portions of the warrant applicable to 300,000 and 5,310,000 shares, respectively, for approximately $4.3 million and $17.2 million, respectively. The warrant for the remaining 240,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at the time of issuance at approximately $1.8 million and was included as part of the total purchase price of Comdisco.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    RESERVED FOR FUTURE ISSUANCE

    At January 3, 1998, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

                                                                                     SHARES
                                                                                  ------------
Employee stock option plans.....................................................    55,629,481
Other option agreements.........................................................        65,000
Directors stock option plans....................................................     1,624,170
ESPP............................................................................     5,526,824
Put warrants....................................................................     5,792,650
Comdisco warrant................................................................       240,000
Goldman warrant.................................................................       170,400
                                                                                  ------------
    Total.......................................................................    69,048,525
                                                                                  ------------
                                                                                  ------------

    STOCKHOLDER RIGHTS PLAN

    On February 9, 1996, the Company adopted a new Stockholder Rights Plan (the Preferred Rights Plan) to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries one-third of a right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock (the Right), par value $0.01 per share, of the Company at a price of $240 per one one-thousandth of a share, subject to adjustment. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right until the occurrence of certain events. The Rights expire on February 20, 2006.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD

    In November 1997, the FASB Emerging Issues Task Force issued Ruling 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," which requires companies to expense costs incurred for business process reengineering projects. As a result, the Company recorded a $12.3 million charge in 1997, net of income taxes of $5.3 million, as a cumulative effect of change in accounting method for reengineering project costs that had been previously capitalized by the Company associated with its implementation of enterprise-wide information systems. This change in accounting method effected net income per share and net income per share--assuming dilution by $0.06.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

INCOME TAXES

    The provision for income taxes consisted of the following components:

                                                                          1997        1996       1995
                                                                       ----------  ----------  ---------
                                                                                (IN THOUSANDS)
Current:
  Federal............................................................  $  106,053  $   59,412  $  11,954
  State..............................................................      15,772       9,712      4,095
  Foreign............................................................      19,268       8,258     16,085
                                                                       ----------  ----------  ---------
    Total current....................................................     141,093      77,382     32,134
                                                                       ----------  ----------  ---------
Deferred (prepaid):
  Federal............................................................     (64,363)    (15,309)     4,989
  State..............................................................      (2,818)       (750)       201
  Foreign............................................................      (1,284)        116        503
                                                                       ----------  ----------  ---------
    Total deferred (prepaid).........................................     (68,465)    (15,943)     5,693
                                                                       ----------  ----------  ---------
      Total provision for income taxes...............................  $   72,628  $   61,439  $  37,827
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    Income before income taxes for 1997, 1996, and 1995 included income of approximately $144.3 million, $25.3 million, and $34.2 million, respectively, from the Company's foreign subsidiaries.

    The provision for income taxes is net of the benefit of operating loss carryforwards, totaling $3.6 million, $2.6 million, and $9.7 million, for 1997, 1996, and 1995, respectively.

    The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                         1997        1996        1995
                                                                      ----------  ----------  ----------
                                                                                (IN THOUSANDS)
Provision computed at federal statutory rate........................  $   84,733  $   31,667  $   47,284
State income tax, net of federal tax effect.........................      10,251       5,964       2,662
Non-deductible acquisition costs....................................       6,005          --          --
Foreign withholding taxes...........................................       5,049       2,823       3,414
Amortization of goodwill............................................         706         897         390
Write-off of in-process research and development....................          --      33,495          --
Change in valuation allowance.......................................      (1,714)    (11,835)    (19,999)
Research and development tax credit.................................      (4,112)       (207)       (494)
Foreign tax credit..................................................      (5,049)         --        (769)
Foreign income tax at a (lower) higher rate.........................     (25,608)         --       2,129
Other...............................................................       2,367      (1,365)      3,210
                                                                      ----------  ----------  ----------
  Provision for income taxes........................................  $   72,628  $   61,439  $   37,827
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------
Effective tax rate..................................................         30%         68%         28%
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    The components of deferred tax assets and liabilities consisted of the following:

                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Deferred Tax Assets:
  Tax credits...................................................................  $   27,622  $   12,029
  Accrued royalty...............................................................      24,714          --
  Sales returns and allowance...................................................      14,412       3,636
  Depreciation and amortization.................................................       7,969       6,630
  Vacation accrual..............................................................       3,865       3,517
  Restructure reserves..........................................................       3,431       2,228
  Net operating losses..........................................................       2,802       7,789
  Deferred revenue..............................................................       1,763       5,367
  Other.........................................................................      12,996       6,797
                                                                                  ----------  ----------
    Total deferred tax assets...................................................      99,574      47,993

  Valuation allowance--provision for income taxes...............................          --      (1,714)
  Valuation allowance--equity and intangibles...................................          --      (9,041)
                                                                                  ----------  ----------
    Net deferred tax assets.....................................................      99,574      37,238
                                                                                  ----------  ----------
Deferred Tax Liabilities:
  Capitalized software..........................................................      (9,127)     (8,132)
  Other.........................................................................      (2,337)     (9,202)
                                                                                  ----------  ----------
    Total deferred tax liabilities..............................................     (11,464)    (17,334)
                                                                                  ----------  ----------
      Total net deferred tax assets.............................................  $   88,110  $   19,904
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The Company provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At January 3, 1998, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $126.3 million. At January 3, 1998, the unrecognized deferred tax liability for these earnings was approximately $30.8 million.

    The net valuation allowance decreased by $10.8 million in 1997. The decrease in valuation allowance--equity and intangibles of $9.1 million is due to the expected realization of the tax benefits of stock option deductions generated in prior years. The valuation allowance--provision for income taxes decreased by $1.7 million, due to the realization of net operating losses and tax credits generated in prior years.

    The remaining net operating loss carryforwards will expire at various dates from 1998 through 2010 and federal tax credit carryforwards will expire at various dates from 1998 through 2012.

    The Company's federal income tax returns for 1989 through 1991 have been examined by the Internal Revenue Service (IRS). Tax credits of $15.6 million have been disallowed by the IRS. The Company is contesting these adjustments and is pursuing administrative remedies. Management believes that adequate provision has been made for any deficiency that may result from this examination and that the resolution of this matter will not have a material adverse impact on the Company's consolidated financial position or results of operations.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

STATEMENT OF CASH FLOWS

    The supplemental cash flow information for 1997, 1996, and 1995 follows:

                                                                          1997        1996       1995
                                                                       ----------  ----------  ---------
                                                                                (IN THOUSANDS)
Cash Paid During the Year for:
  Interest...........................................................  $    1,229  $    2,185  $   2,423
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
  Income taxes (including foreign withholding tax)...................  $   11,942  $   24,349  $  12,968
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
Non-Cash Investing and Financing Activities:
  Capital lease obligations incurred for equipment...................  $    2,570  $    3,070  $   1,149
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
  Common and treasury stock issued under the ESPP and for
    acquisitions.....................................................  $   52,594  $  110,607  $   6,522
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
  Tax benefits from employee stock transactions......................  $  123,180  $   58,418  $   8,463
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

INTEGRATED MEASUREMENT SYSTEMS, INC.

    In July 1995, the Company reduced its ownership in Integrated Measurement Systems, Inc. (IMS), its wholly-owned subsidiary, to 55% by selling to the public approximately 3 million shares of common stock at $11 per share in a registered initial public offering. Of these shares, approximately 0.4 million were sold by IMS and approximately 2.6 million were sold by the Company as the sole selling stockholder of IMS. The sale generated net proceeds to the Company of approximately $26.6 million and a pre-tax gain of approximately $18.9 million, which is reflected as other income in the consolidated statement of income. In 1997, the Company's ownership was reduced to approximately 37%, due to the sale of 1 million shares of IMS common stock. Net proceeds totaled $18.6 million and a $13.1 million gain was recorded. Accordingly, beginning in 1997, its investment in IMS is recorded using the equity method of accounting. The minority interest liability for IMS at December 28, 1996 totaled $13.5 million.

ACQUISITIONS

    ADVANCED MICROELECTRONICS

    In October 1997, the Company acquired certain assets and related business from the Advanced Microelectronics division of the Institute for Technology Development, a non-profit corporation organized to conduct and transfer scientific research into usable high technology for commercial application. This division provided contract engineering services on a time-and-materials basis for the design and development of integrated circuits. The total purchase price was $2.4 million and the acquisition was accounted for as a purchase; accordingly, the results of Advanced Microelectronics from the date of acquisition forward have been included in the consolidated financial statements. The excess of purchase price over net assets acquired was $2.1 million, of which $1.7 million related to the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Comparative pro forma financial information has not been presented as the results of operations of Advanced Microelectronics were not material to the Company's consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    COOPER AND CHYAN TECHNOLOGY, INC.

    In May 1997, the Company merged with Cooper and Chyan Technology, Inc., whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith, the Company issued approximately 22.8 million shares of common stock. The acquisition was accounted for as a pooling of interests. The operations of CCT were not material to the Company's consolidated operations and financial position; therefore, prior period consolidated financial statements were not restated. The results of CCT from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

    SYNTHESIA AB

    In February 1997, the Company acquired all of the outstanding stock of Synthesia AB (Synthesia) for 115,166 shares of the Company's common stock and cash. The total purchase price was $4.7 million, and the acquisition was accounted for as a purchase; accordingly, the results of Synthesia from the date of acquisition forward have been included in the consolidated financial statements. In connection with the acquisition, net intangibles of $5.6 million were acquired, of which $4.9 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Comparative pro forma financial information has not been presented as the results of operations of Synthesia were not material to the Company's consolidated financial statements.

    HIGH LEVEL DESIGN SYSTEMS, INC.

    In December 1996, the Company acquired all of the outstanding stock of High Level Design Systems, Inc. (HLDS) for approximately 5.2 million shares of the Company's common stock. The total purchase price was approximately $101.4 million. HLDS developed, marketed, and supported electronic design automation software for the design of high-density, high-performance integrated circuits. The acquisition was accounted for as a purchase and, accordingly, the results of HLDS from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $99.6 million were acquired, of which $95.7 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $3.9 million, consisting of goodwill, is included in purchased software and intangibles in the consolidated balance sheets and is being amortized over its estimated useful life of five years.

    In connection with the acquisition, net assets acquired were as follows:

                                                                                          (IN THOUSANDS)
                                                                                          --------------
Trade accounts receivable and other current assets......................................   $      1,840
Intangibles, including in-process research and development..............................         99,594
Property, equipment, and other long-term assets.........................................          5,945
Current liabilities assumed.............................................................         (5,680)
Long-term liabilities assumed...........................................................           (300)
                                                                                          --------------
Net assets acquired.....................................................................   $    101,399
                                                                                          --------------
                                                                                          --------------

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    The following unaudited pro forma information shows the results of operations for the years ended December 28, 1996 and December 30, 1995, as if the HLDS acquisition had occurred at the beginning of each period presented and at the purchase price established in December 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1996 combine the Company's results for the year ended December 28, 1996 with the results of HLDS for the period from January 1, 1996 through the date of acquisition and includes the $95.7 million write-off discussed above. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of five years.

                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE AMOUNTS)
Revenue.........................................................................  $  751,453  $  558,545
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Net income......................................................................  $   24,924  $   94,819
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Net income per share--assuming dilution.........................................  $     0.13  $     0.48
                                                                                  ----------  ----------
                                                                                  ----------  ----------
Weighted average common and potential common shares outstanding.................     189,227     196,552
                                                                                  ----------  ----------
                                                                                  ----------  ----------

OTHER INCOME AND EXPENSE

    Other income (expense) components for 1997, 1996, and 1995 is as follows:

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Interest income........................................................  $  17,961  $   4,362  $   4,854
Gain on sale of IMS stock..............................................     13,061         --     18,873
Equity earnings in IMS.................................................      1,934         --         --
Minority interest expense..............................................       (353)    (3,016)    (1,341)
Gain (loss) on foreign exchange........................................     (1,424)       164       (117)
Interest expense.......................................................     (2,508)    (1,913)    (2,222)
Other expense, net.....................................................     (3,047)      (379)    (2,810)
                                                                         ---------  ---------  ---------
    Total other income (expense).......................................  $  25,624  $    (782) $  17,237
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

UNUSUAL ITEMS AND RESTRUCTURING

    Described below are unusual items and restructuring charges in 1997 and 1996. None were recorded in 1995.

                                                                                     1997        1996
                                                                                   ---------  ----------
                                                                                      (IN THOUSANDS)
Restructuring charges............................................................  $  34,417  $    2,119
Write-off of in-process research and development.................................      6,571      95,700
Write-off of capitalized software development costs..............................      3,065       2,724
                                                                                   ---------  ----------
    Total unusual items..........................................................  $  44,053  $  100,543
                                                                                   ---------  ----------
                                                                                   ---------  ----------

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

    Unusual items included restructuring charges of $34.4 million recorded by the Company in 1997 for the reduction of personnel whose duties were made redundant, closure of duplicated and excess facilities, fees of financial advisors, attorneys, and accountants, and other expenses associated with the merger with CCT and the acquisition of HLDS. Additionally, the Company restructured its international business operations to reduce the Company's cost structure and to further integrate and reduce selling and marketing activities. In connection with the 1997 restructuring activities, the Company reduced its workforce by approximately 230 employees representing various sales, marketing, and research and development departments. The majority of the restructuring charges were utilized during the year with the exception of facility costs, which will be paid out through the year 2000, and some severance costs and other restructuring charges to be paid during 1998.

    In 1997, the Company wrote off $6.6 million of acquired in-process research and development associated with its acquisitions of Synthesia AB and Advanced Microelectronics. These costs reflected research and development which had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Additionally, the Company wrote off capitalized software development costs of $3.1 million for products developed by the Company which were replaced by CCT products or by license of replacement technology.

    Included in 1996 unusual items was a $95.7 million write-off of in-process research and development, $2.7 million of capitalized software development costs for products developed by the Company which were replaced by HLDS products, as well as $2.1 million of restructuring charges consisting of employee termination costs associated with the outsourcing of the Company's management information technology services and costs associated with excess facilities. The in-process research and development had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    Liabilities for excess facilities and other restructuring charges are included in other current and non-current liabilities while severance and benefits liabilities are included in payroll and payroll related accruals. The following table summarizes the Company's restructuring activity during the years ended in 1997 and 1996:

                                              SEVERANCE
                                                 AND        EXCESS         OTHER
                                               BENEFITS   FACILITIES   RESTRUCTURING   ASSETS      TOTAL
                                              ----------  -----------  -------------  ---------  ----------
                                                                     (IN THOUSANDS)
Balance, December 30, 1995..................  $       --   $      --    $        --   $      --  $       --
  1996 restructuring charges................       1,047       1,072             --          --       2,119
  Cash charges..............................        (392)         --             --          --        (392)
                                              ----------  -----------  -------------  ---------  ----------
Balance, December 28, 1996..................         655       1,072             --          --       1,727
  1997 restructuring charges................      11,895       2,102         18,073       2,347      34,417
  Non-cash charges..........................          --          --             --      (2,347)     (2,347)
  Cash charges..............................     (10,263)       (536)       (14,223)         --     (25,022)
                                              ----------  -----------  -------------  ---------  ----------
Balance, January 3, 1998....................  $    2,287   $   2,638    $     3,850   $      --  $    8,775
                                              ----------  -----------  -------------  ---------  ----------
                                              ----------  -----------  -------------  ---------  ----------

                          CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 3, 1998

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

                                                                       1997         1996         1995
                                                                   ------------  -----------  ----------
                                                                              (IN THOUSANDS)
Revenue:
  Domestic operations(1).........................................  $    705,995  $   633,997  $  440,618
  European operations............................................       415,791      119,455      97,596
  Asia/Pacific operations........................................       152,258      129,157     107,556
  Eliminations...................................................      (358,151)    (141,150)    (97,352)
                                                                   ------------  -----------  ----------
    Consolidated.................................................  $    915,893  $   741,459  $  548,418
                                                                   ------------  -----------  ----------
                                                                   ------------  -----------  ----------

Intercompany Revenue (Eliminated in Consolidation):
  Domestic operations............................................  $    158,055  $    94,156  $   58,719
  European operations............................................       171,436       16,984      15,893
  Asia/Pacific operations........................................        28,660       30,010      22,740
                                                                   ------------  -----------  ----------
    Consolidated.................................................  $    358,151  $   141,150  $   97,352
                                                                   ------------  -----------  ----------
                                                                   ------------  -----------  ----------

Income From Operations:
  Domestic operations............................................  $      8,195  $    (2,322) $   41,367
  European operations............................................       157,591       29,917      31,888
  Asia/Pacific operations........................................        68,221       63,664      44,605
                                                                   ------------  -----------  ----------
    Consolidated.................................................  $    234,007  $    91,259  $  117,860
                                                                   ------------  -----------  ----------
                                                                   ------------  -----------  ----------

Identifiable Assets:
  Domestic operations............................................  $    837,320  $   750,040  $  396,676
  European operations............................................       295,229       53,716      50,303
  Asia/Pacific operations........................................        69,811       59,008      63,680
  Eliminations...................................................      (178,510)    (145,763)   (136,624)
                                                                   ------------  -----------  ----------
    Consolidated.................................................  $  1,023,850  $   717,001  $  374,035
                                                                   ------------  -----------  ----------
                                                                   ------------  -----------  ----------

------------------------

(1) Domestic operations revenue includes export revenue of approximately $15.5 million, $25 million, and $14.7 million to Europe for 1997, 1996, and 1995, respectively, and approximately $91.2 million, $125.9 million, and $90.6 million to Asia/Pacific for 1997, 1996, and 1995, respectively.

                                  SCHEDULE II
                          CADENCE DESIGN SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                                              -------------------------
                                                 BALANCE AT   CHARGED TO    CHARGED TO                   BALANCE AT
                                                  BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                                       OF PERIOD    EXPENSES      ACCOUNTS      DEDUCTIONS      PERIOD
-----------------------------------------------  -----------  -----------  ------------  --------------  -----------
Deducted from asset accounts:

Allowance for doubtful accounts:

  Year Ended January 3, 1998...................   $   8,772    $     438   $  27,270(2)  $  (15,280)(1)   $  21,200

  Year Ended December 28, 1996.................   $   7,420    $   1,621   $      --     $     (269)(1)   $   8,772

  Year Ended December 30, 1995.................   $   4,905    $   4,827   $      --     $   (2,312)(1)   $   7,420

------------------------

(1) Uncollectible accounts written-off, net of recoveries, deconsolidation of Integrated Measurement Systems, Inc., and decrease in returns allowance offset against revenues.

(2) Additions resulting from an increase in returns allowance offset against revenue.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CADENCE DESIGN SYSTEMS, INC.

                                                /s/ JOHN R. HARDING
                                     -----------------------------------------
                                                  John R. Harding
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      NAME/TITLE                               DATE
------------------------------------------------------  ------------------

PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

/s/ JOHN R. HARDING                                           4/1/98
-------------------------------------------
John R. Harding

EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND
  DIRECTOR

/s/ H. RAYMOND BINGHAM                                        4/1/98
-------------------------------------------
H. Raymond Bingham

VICE PRESIDENT, CONTROLLER
  (Principal Accounting Officer),
  AND ASSISTANT SECRETARY

/s/ WILLIAM PORTER                                            4/1/98
-------------------------------------------
William Porter

ADDITIONAL DIRECTORS

/s/ DONALD L. LUCAS                                           4/1/98
-------------------------------------------
Donald L. Lucas

/s/ CAROL BARTZ                                               4/1/98
-------------------------------------------
Carol Bartz

/s/ DR. LEONARD Y. W. LIU                                     4/1/98
-------------------------------------------
Dr. Leonard Y. W. Liu

/s/ DR. ALBERTO SANGIOVANNI-VINCENTELLI                       4/1/98
-------------------------------------------
Dr. Alberto Sangiovanni-Vincentelli

/s/ GEORGE M. SCALISE                                         4/1/98
-------------------------------------------
George M. Scalise

/s/ DR. JOHN B. SHOVEN                                        4/1/98
-------------------------------------------
Dr. John B. Shoven