Form 10-Q
period 1998-04-04
CADENCE DESIGN SYSTEMS INC
filed 1998-05-19
CIK 813672

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-10606
                            ------------------------

                          CADENCE DESIGN SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)
                            ------------------------

                  DELAWARE                                      77-0148231
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

  2655 SEELY AVENUE, BUILDING 5, SAN JOSE,                         95134
                 CALIFORNIA                                     (Zip Code)
  (Address of principal executive offices)

                                 (408) 943-1234
               Registrant's telephone number, including area code
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    At May 8, 1998, there were 212,052,011 shares of the registrant's Common Stock, $0.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets:
                April 4, 1998 and January 3, 1998..........................................................           3

              Condensed Consolidated Statements of Income:
                Three Months Ended April 4, 1998 and March 29, 1997........................................           4

              Condensed Consolidated Statements of Cash Flows:
                Three Months Ended April 4, 1998 and March 29, 1997........................................           5

              Notes to Condensed Consolidated Financial Statements.........................................           6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........           8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................          17

    PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................................................          21

     Item 5.  Other Information............................................................................          21

     Item 6.  Exhibits and Reports on Form 8-K.............................................................          22

Signatures.................................................................................................          23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                          APRIL 4,     JANUARY 3,
                                                                                            1998          1998
                                                                                        ------------  ------------
                                                                                               (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    179,215  $    207,024
  Short-term investments..............................................................       113,258        97,180
  Accounts receivable, net............................................................       203,222       205,006
  Prepaid expenses and other..........................................................        75,715        99,849
                                                                                        ------------  ------------
    Total current assets..............................................................       571,410       609,059
Property, plant, and equipment, net...................................................       218,070       197,421
Software development costs, net.......................................................        14,563        15,068
Purchased software and intangibles, net...............................................        27,054        10,117
Other non-current assets..............................................................       199,129       192,185
                                                                                        ------------  ------------
                                                                                        $  1,030,226  $  1,023,850
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................  $        695  $        794
  Accounts payable and accrued liabilities............................................       126,898       156,426
  Income taxes payable................................................................         2,874         5,161
  Deferred revenue....................................................................       117,033       106,414
                                                                                        ------------  ------------
    Total current liabilities.........................................................       247,500       268,795
                                                                                        ------------  ------------
Long-term liabilities:
  Long-term debt......................................................................           759         1,599
  Minority interest liability.........................................................           281           121
  Other long-term liabilities.........................................................        31,477        26,238
                                                                                        ------------  ------------
    Total long-term liabilities.......................................................        32,517        27,958
                                                                                        ------------  ------------
Stockholders' equity:
  Preferred stock.....................................................................       --            --
  Common stock and capital in excess of par value.....................................       561,090       502,602
  Treasury stock at cost (6,367 and 6,739 shares, respectively).......................      (105,996)      (97,285)
  Retained earnings...................................................................       303,475       328,934
  Accumulated translation adjustment..................................................        (8,360)       (7,154)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       750,209       727,097
                                                                                        ------------  ------------
                                                                                        $  1,030,226  $  1,023,850
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                             APRIL 4,   MARCH 29,
                                                                                               1998        1997
                                                                                            ----------  ----------
Revenue:
  Product.................................................................................  $  154,049  $  102,323
  Services................................................................................      52,302      33,753
  Maintenance.............................................................................      63,872      51,472
                                                                                            ----------  ----------
    Total revenue.........................................................................     270,223     187,548
                                                                                            ----------  ----------
Costs and expenses:
  Cost of product.........................................................................      12,337       8,951
  Cost of services........................................................................      39,654      24,194
  Cost of maintenance.....................................................................      10,343       5,752
  Marketing and sales.....................................................................      69,245      55,169
  Research and development................................................................      41,707      31,252
  General and administrative..............................................................      16,521      12,205
  Unusual items...........................................................................      85,957      11,748
                                                                                            ----------  ----------
    Total costs and expenses..............................................................     275,764     149,271
                                                                                            ----------  ----------
      Income (loss) from operations.......................................................      (5,541)     38,277
Other income (expense), net...............................................................       2,619      14,755
                                                                                            ----------  ----------
      Income (loss) before provision for income taxes.....................................      (2,922)     53,032
Provision for income taxes................................................................      22,537      15,910
                                                                                            ----------  ----------
      Net income (loss)...................................................................  $  (25,459) $   37,122
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic net income (loss) per share.........................................................  $    (0.12) $     0.21
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Diluted net income (loss) per share.......................................................  $    (0.12) $     0.19
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average common shares outstanding................................................     210,014     175,934
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average common and potential common shares outstanding--assuming dilution........     210,014     199,554
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                             APRIL 4,   MARCH 29,
                                                                                               1998        1997
                                                                                            ----------  ----------
Cash and Cash Equivalents at Beginning of Period..........................................  $  207,024  $  284,512
                                                                                            ----------  ----------
Cash Flows from Operating Activities:
  Net income (loss).......................................................................     (25,459)     37,122
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization.......................................................      18,854      13,575
      Deferred income taxes...............................................................          38        (905)
      Write-offs of equipment and other assets, net.......................................         903          87
      Write-off of in-process research and development....................................      82,000       4,860
      Change in other long-term liabilities and minority interest expense.................       4,945     (12,441)
      Gain on sale of subsidiary stock....................................................      --         (13,061)
      Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
        Accounts receivable...............................................................       7,714      18,472
        Prepaid expenses and other........................................................      23,390         999
        Installment contract receivables..................................................      (4,126)     --
        Accrued liabilities and payables..................................................     (43,632)      3,395
        Income taxes payable..............................................................      23,649       9,921
        Deferred revenue..................................................................      10,543      (4,400)
                                                                                            ----------  ----------
          Net cash provided by operating activities.......................................      98,819      57,624
                                                                                            ----------  ----------
Cash Flows from Investing Activities:
  Maturities of short-term investments--held-to-maturity..................................      24,180      --
  Purchases of short-term investments--held-to-maturity...................................     (23,258)    (12,028)
  Maturities of short-term investments--available-for-sale................................     189,150      --
  Purchases of short-term investments--available-for-sale.................................    (206,150)     --
  Purchases of property, plant, and equipment.............................................     (30,890)    (24,590)
  Capitalization of software development costs............................................      (5,453)     (3,259)
  Increase in purchased software, intangibles, and other assets...........................     (11,229)     (2,076)
  Net proceeds from sale of subsidiary stock..............................................      --          18,582
  Effect of deconsolidation on cash.......................................................      --          (9,536)
  Purchase of businesses, net of acquired cash............................................     (51,313)     --
  Sale of put warrants....................................................................      --           2,443
  Purchase of call options................................................................      --          (2,443)
                                                                                            ----------  ----------
          Net cash used for investing activities..........................................    (114,963)    (32,907)
                                                                                            ----------  ----------
Cash Flows from Financing Activities:
  Principal payments on capital lease obligations and long-term debt......................        (879)     (1,592)
  Increase in leases and other debt.......................................................      --             794
  Sale of common stock....................................................................      23,559      18,727
  Purchases of treasury stock.............................................................     (33,010)    (10,603)
                                                                                            ----------  ----------
          Net cash provided by (used for) financing activities............................     (10,330)      7,326
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................      (1,335)     (1,670)
                                                                                            ----------  ----------
Increase (decrease) in Cash and Cash Equivalents..........................................     (27,809)     30,373
                                                                                            ----------  ----------
Cash and Cash Equivalents at End of Period................................................  $  179,215  $  314,885
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1998.

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts in the condensed consolidated financial statements as of January 3, 1998 and for the three months ended March 29, 1997, have been reclassified to conform with the 1998 presentation.

REVENUE RECOGNITION

    Effective January 4, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

ACQUISITIONS

    In February 1998, the Company acquired all of the outstanding stock of Symbionics Group Limited, a U.K. corporation, for approximately 1.0 million shares of the Company's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $46.0 million were acquired, of which $40.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

    In March 1998, the Company acquired all of the outstanding stock of Excellent Design, Inc., a Japan corporation, for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $48.7 million were acquired, of which $42.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

COMPREHENSIVE INCOME (LOSS)

    In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

    A summary of comprehensive income (loss) follows:

                                                                                       APRIL 4,
                                                                                         1998      MARCH 29, 1997
                                                                                     ------------  --------------
                                                                                            (IN THOUSANDS)
Net income (loss)..................................................................   $  (25,459)    $   37,122
Foreign currency translation adjustment............................................       (1,206)        (3,711)
                                                                                     ------------       -------
Comprehensive income (loss)........................................................   $  (26,665)    $   33,411
                                                                                     ------------       -------
                                                                                     ------------       -------

NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period, and for diluted net income (loss) per share, net income (loss) is divided by the weighted average shares of common stock outstanding and potential common shares during the period. Potential common shares included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and put warrants computed using the treasury stock method. For periods in which the Company had losses, potential common shares from common stock options, warrants, and put warrants are excluded from the computation of diluted net loss per share as their effect is antidilutive.

    The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                                                       APRIL 4,
                                                                                         1998      MARCH 29, 1997
                                                                                     ------------  --------------
                                                                                            (IN THOUSANDS)
Weighted average common shares used to calculate basic net income (loss) per
  share............................................................................      210,014        175,934
Options............................................................................           --         23,298
Warrants and other contingent shares...............................................           --            322
                                                                                     ------------       -------
Weighted average common and potential common shares used to calculate diluted net
  income (loss) per share..........................................................      210,014        199,554
                                                                                     ------------       -------
                                                                                     ------------       -------

    Had the Company recorded net income in the first quarter of 1998, dilutive weighted outstanding options would have been 24.7 million shares and weighted outstanding warrants and other dilutive contingent shares would have been 0.2 million shares.

CONTINGENCIES

    Refer to Part II, Item 1 for a description of legal proceedings.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

PUT WARRANTS AND CALL OPTIONS

    The Company has two seasoned authorized stock repurchase programs. Under one program, the Company repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP) over the next 12 months. The shares acquired under the second program will be used to meet the recurring share issuance requirements of the 1997 Stock Option Plan.

    As part of its authorized repurchase programs, the Company has sold put warrants through private placements. At April 4, 1998, there were 4.8 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $23.29 to $24.34 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock at a specified price. At April 4, 1998, the Company had
3.4 million call options outstanding at prices ranging from $23.42 to $24.47 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. The put warrants and call options outstanding at April 4, 1998 are exercisable on various dates through February 26, 1999.

    The Company has the right to settle the put warrants with stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock. At April 4, 1998, the Company had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the consolidated balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

    REVENUE

                                                                                   APRIL 4,    MARCH 29,
                                                                                     1998        1997         % CHANGE
                                                                                   ---------  -----------  ---------------
                                                                                                (IN MILLIONS)
Product..........................................................................  $   154.0   $   102.3             51%
Services.........................................................................       52.3        33.7             55%
Maintenance......................................................................       63.9        51.5             24%
                                                                                   ---------  -----------
    Total revenue................................................................  $   270.2   $   187.5             44%
                                                                                   ---------  -----------
                                                                                   ---------  -----------

    SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product..........................................................         57%         55%
Services.........................................................         19%         18%
Maintenance......................................................         24%         27%

    Product revenue in the first quarter of 1997 does not include revenue generated by Cooper and Chyan Technology, Inc. (CCT), with which the Company merged during the second quarter of 1997. If CCT's product revenue had been included in the first quarter of 1997, product revenue would have increased $43.9 million or 40% in the first quarter of 1998, as compared to the first quarter of 1997. The increase in product revenue for the first quarter of 1998 was attributable primarily to increased demand for products used by customers to develop integrated circuits (ICs) and deep submicron designs, including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

    Services revenue increased $18.6 million or 55% in the first quarter of 1998, when compared to the first quarter of 1997. The increase in services revenue was primarily the result of increased demand for the Company's services offerings throughout the world.

    The increase in maintenance revenue for the quarter ended April 4, 1998, as compared to the quarter ended March 29, 1997, was attributable primarily to an increase in the Company's installed base of products and the sale of higher priced maintenance contracts which on average require higher support levels.

    Revenue from international sources was approximately $117.0 million and $95.8 million or 43% and 51% of total revenue for the first quarters of 1998 and 1997, respectively. The increase in total revenue from international sources in the first quarter of 1998, as compared to the first quarter of 1997, was attributable to overall revenue growth partially offset by a $3.7 million negative impact on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar. The decrease in revenue from international sources as a percentage of total revenue for the first quarter of 1998, as compared with the first quarter of 1997, was due to domestic revenue growing at a faster rate than international revenue. Domestic revenue was approximately $153.2 million and $91.7 million for the first quarters of 1998 and 1997, respectively, representing an increase of 67% from 1997 to 1998. The increase in domestic revenue was attributable to increased sales volume for products, services, and inclusion of CCT products.

    COST OF REVENUE

                                                                                    APRIL 4,     MARCH 29,
                                                                                      1998         1997         % CHANGE
                                                                                   -----------  -----------  ---------------
                                                                                                 (IN MILLIONS)
Product..........................................................................   $    12.3    $     8.9             38%
Services.........................................................................   $    39.7    $    24.2             64%
Maintenance......................................................................   $    10.3    $     5.8             80%

    COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product..........................................................           8%           9%
Services.........................................................          76%          72%
Maintenance......................................................          16%          11%

    Cost of product revenue includes costs of production personnel, packaging and documentation, and the amortization of capitalized software development costs. Cost of product revenue in the first quarter of 1997 did not include costs generated by CCT. If CCT's costs were included in the first quarter of 1997, cost of product would have increased by $2.5 million resulting in a change of 26% between quarters. Cost of product increased for the first quarter of 1998, as compared with the first quarter of 1997, primarily due to higher amortization costs associated with software development costs.

    Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services revenue increased in total dollars due to the continued investment in developing new services offerings and the addition of services professionals by the Company, primarily through acquisitions and increased hiring. Services gross margins have been and may continue to be adversely affected by the Company's inability to fully utilize its services resources and achieve operating efficiencies with its services resources. In addition, services gross margins have been adversely affected by the cost of integrating new services professionals and a growing number of services offerings.

    Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue increased in total dollars and as a percent of associated revenues primarily due to additional costs associated with supporting a larger installed base of products and additional costs to provide higher support levels to customers.

    OPERATING EXPENSES

                                                                                    APRIL 4,     MARCH 29,
                                                                                      1998         1997         % CHANGE
                                                                                   -----------  -----------  ---------------
                                                                                                 (IN MILLIONS)
Marketing and sales..............................................................   $    69.2    $    55.2             26%
Research and development.........................................................   $    41.7    $    31.3             33%
General and administrative.......................................................   $    16.5    $    12.2             35%

    EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales..............................................          26%          29%
Research and development.........................................          15%          17%
General and administrative.......................................           6%           7%

    The increase in marketing and sales expenses in the first quarter of 1998, as compared to the same period of the prior year, was primarily the result of an increase of $6.2 million in employee related expenses attributable to increased headcount, commissions, and sales incentives, as well as an increase in sales support costs in Japan of $2.9 million. The increase in marketing and sales expenses in the first quarter of 1998 was partially offset by a $1.7 million decrease resulting from the weakening of certain foreign currencies in relation to the U.S. dollar in the first quarter of 1998, as compared to the same period of the prior year.

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $47.2 million and $34.5 million for the first quarters of 1998 and 1997, respectively, representing 17% and 18% of total revenue, respectively. The increase in net research and development expenses was primarily attributable to employee related costs due to increased headcount of $5.5 million, facility costs of $3.4 million, and management information systems costs of $1.7 million. The Company capitalized $5.5 million and $3.2 million of software development costs for the first quarters of 1998 and 1997, respectively, which represented 12% and 9%, respectively, of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    General and administrative expenses increased in the first quarter of 1998, as compared to the same period of the prior year, primarily as a result of an increase in consulting services fees for information services of $1.5 million and employee related expenses of $1.5 million.

    UNUSUAL ITEMS

    In February 1998, the Company acquired all of the outstanding stock of Symbionics Group Limited, a U.K. corporation, for approximately 1.0 million shares of the Company's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $46.0 million were acquired, of which $40.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    In March 1998, the Company acquired all of the outstanding stock of Excellent Design, Inc., a Japan corporation, for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $48.7 million were acquired, of which $42.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

    Additionally, unusual items included restructuring charges of $4.0 million related to the Company's international business operations and its information technology support services contract.

    Included in unusual items for the first quarter of 1997 were a $4.9 million write-off of in-process research and development associated with an acquisition, a $4.8 million restructuring charge due to the Company's merger with High Level Design Systems, Inc. and reorganization into business units, and $2.0 million of expenses to restructure the Company's international business operations.

    OTHER INCOME (EXPENSE) AND INCOME TAXES

    Other income (expense) decreased in the first quarter of 1998, as compared to the first quarter of 1997, primarily due to the $13.1 million gain on the sale of IMS stock recorded in the first quarter of 1997. Additionally, interest income decreased in the first quarter of 1998 due to a lower average balance of invested cash and lower interest rates.

    The Company's estimated effective tax rate in the first quarter of 1998 was 28.5%, excluding the effect of the write-off of in-process research and development of $82.0 million, which is not deductible for income tax purposes. This compares to 30% for the same period of the prior year. The decrease in the effective rate is due to the difference in tax rates between domestic and foreign operations.

NEW ACCOUNTING STANDARDS

    Effective January 4, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At April 4, 1998, the Company's principal sources of liquidity consisted of $292.5 million of cash and short-term investments, compared to $304.2 million at January 3, 1998, and a $110 million senior secured revolving credit facility. As of May 8, 1998, the Company had no borrowings under the revolving line of credit.

    Cash generated from operating activities increased $41.2 million for the first quarter of 1998, as compared to the first quarter of 1997. The increase was due primarily to increases in net income excluding unusual items and other non-cash charges, partially offset by changes in the balances of operating assets and liabilities.

    At April 4, 1998, the Company had working capital of $323.9 million compared with $340.3 million at January 3, 1998. Working capital increases were driven primarily by a decrease in accounts payable and accrued liabilities of $29.5 million. Working capital reductions were generated by a decrease in cash and short-term investments of $11.7 million, a decrease in prepaid expenses and other of $24.1 million, and an increase in deferred revenues of $10.6 million. The decrease in cash was primarily due to the repurchase of the Company's stock, capital expenditures, and acquisitions.

    In addition to its short-term investments, the Company's primary investing activities were acquisitions, purchases of property and equipment, purchases of software, intangibles, and other assets, and the capitalization of software development costs that in the aggregate represented $98.9 million and $29.9 million of cash used for investing activities in the first quarters of 1998 and 1997, respectively.

    As part of its authorized stock repurchase programs, the Company has sold put warrants and purchased call options through private placements. The Company has a maximum potential obligation related to put warrants at April 4, 1998 to buy back 4.8 million shares of its common stock at an aggregate price of approximately $114.2 million.

    Anticipated cash requirements for the remainder of 1998 include the purchase of treasury stock through the exercise of call options for the Company's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $70 million.

    As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $50.0 million will be made over the next three to four years. As of April 4, 1998, the Company had contributed approximately $22.2 million, which is reflected in other non-current assets in the accompanying condensed consolidated balance sheet, net of operating losses.

    The Company anticipates that current cash and short-term investment balances, cash flows from operations, and the $110 million revolving credit facility will be sufficient to meet its working capital requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

    The EDA industry and the commercial electronic design and consulting industry in which the Company competes are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. As a result, the Company's future revenues and operating results will depend on its ability to develop or acquire new products and enhance its existing products and processes on a timely basis to keep pace with innovations in technology and to support a range of changing computer software, hardware platforms, and customer preferences. Changes in manufacturing technology may render the Company's software tools obsolete. There can be no assurance that the Company will be able successfully to develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance. Lack of market acceptance or significant delays in product development could result in a loss of competitiveness of the Company's products, with a resulting loss of revenues.

    FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's operating expenses are partially based on its expectations regarding future revenue. Since expenses are usually committed in advance of revenues, and because only a small portion of expenses vary with revenue, the Company's consolidated results of operations may be disproportionately impacted by lower than expected revenue. Factors that may affect operating results include, among other things: (i) the timing and introduction of new products;
(ii) the mix of products and services sold; (iii) the timing of significant orders from and shipments to or implementations for customers; (iv) product and services pricing and discounts; (v) the timing of completion of acquisitions; and (vi) general economic conditions. In addition, the Company's focus on providing services is relatively recent, and therefore quarter to quarter comparisons may not be meaningful. For example, the percentage revenue growth from this source from 1996 to 1997 may not be indicative of future growth. Although the Company's revenues are not generally seasonal in nature, the Company has experienced, and may continue to experience, decreases in first quarter revenue compared with the preceding fourth quarter, which is believed to result primarily from the budgeting and expenditure cycles of the Company's customers.

    HIGHLY COMPETITIVE MARKET

    The Company operates in the highly competitive EDA industry and in the emerging commercial electronic design and consulting markets. The EDA industry continues to be characterized by falling prices, rapid technological change, and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost competitive EDA software products and take them to market in a timely manner. The Company competes with a number of companies, including Avant! Corporation, Mentor Graphics Corp., Synopsys, Inc., and Zuken-Redac. The Company also experiences competition from manufacturers of electronic devices that have developed and/or have the capability to develop their own EDA software. Some of these companies may have substantially greater financial, marketing, and technological resources than the Company.

    The EDA industry has relatively low barriers to entry, and, therefore, the number of the Company's actual and potential competitors is significant. A potential competitor that possesses the necessary knowledge of electronic circuit and systems design, production, and operations could develop competitive EDA tools using a moderately priced computer workstation and take such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable products. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and take new products to market in a timely manner and achieve market acceptance of its products.

    In the electronic design and consulting markets, the Company competes with numerous EDA and other consulting companies. This emerging market represents the outsourcing of an activity by electronics manufacturers that has traditionally been performed in house, and is thus subject to the customers' "make versus buy" decisions. As a result, the Company's services business must also compete with the internal design capabilities of manufacturers of electronic devices, many of which have substantially greater financial, marketing, and technological resources than the Company. Therefore, the Company's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, competitive prices, a quicker response or a combination of these factors. There can be no assurance the Company will be able to effectively compete in this area, and any failure to compete in the electronic design and consulting market may have a material adverse effect on Cadence's business, operating results, and financial condition.

    The electronic design and consulting service businesses have relatively low barriers to entry and, therefore, EDA and other electronics companies and management consulting firms have entered and may continue to enter into this market. The pricing model for services is susceptible to labor supply and demand as well as the Company's continuing ability to provide competitive time-to-market benefits to its customers. Some of the Company's current and potential competitors in the electronic design and consulting services businesses may have substantially greater financial, marketing, and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully in these businesses, and any failure to compete in this business may have a material adverse effect on Cadence's business, operating results, and financial condition.

    RISK OF SERVICES BUSINESS

    The Company has recently increased its focus on offering electronics design and consulting services. The market for such services in the electronics design area is relatively new and evolving rapidly. In order to increase revenues and sustain operating results from the Company's services business, the Company must continue to gain market acceptance for its professional services, which will depend substantially on its ability to offer better strategic concepts and technical solutions, competitive prices, a timely response or a combination of these factors. Failure to successfully operate its services business would have a material adverse effect on the Company's business, operating results, and financial condition.

    The Company's professional services contracts generally reflect a high amount of revenue per order. The loss of individual orders, therefore, could have a significant impact on the revenue and operating results of the Company. The timing of revenue from the Company's services business is also difficult to predict because of the length and variability of the sales and implementation cycles. In addition, a substantial portion of the Company's revenues from services are earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on the Company's business, operating results, and financial condition.

    The professional services business is labor-intensive. Accordingly, the ability to expand its services business is dependent on its ability to hire and retain adequate professional services personnel. The market for professional services personnel is highly competitive. In general, the high component of salaries in the cost structure of the professional services business results in lower gross margins than in the Company's software business.

    RISKS ASSOCIATED WITH MERGERS AND ACQUISITIONS

    The Company has been involved, and may in the future be involved, in a number of merger and acquisition transactions. These transactions have been motivated by many factors, including the desire to obtain new technologies, the desire to expand and enhance the Company's product and services lines and the desire to attract personnel. Growth through acquisition has several identifiable risks, including risks related to integration of the previously distinct businesses into a single unit, the substantial management time devoted to such activities, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to product transition (such as distribution, engineering and customer support). Realization of any of these risks in connection with an acquisition by the Company could have a material adverse effect on the Company's business, operating results, and financial condition.

    DEPENDENCE ON KEY PERSONNEL

    The Company is dependent upon the efforts and abilities of its senior management, its research and development staff and a number of other key management, sales, support, technical, and services personnel. The Company has recently increased its focus on offering professional services to its customers, the growth of which is directly dependent on the attraction and retention of personnel. The market for highly skilled employees is intensely competitive. To the extent that the Company is not able to attract, retain, train, and motivate highly skilled employees, directly or through acquisition, who are able to provide EDA and other design services that satisfy customer's expectations, the Company's business, operating results, and financial condition could be materially adversely affected.

    RISKS OF INTERNATIONAL OPERATIONS

    The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs and other trade barriers. In addition, political or economic conditions in a specific country or region, government spending factors and natural disasters could have a material adverse impact on the Company's future international business as well as the Company's international operations. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect the Company's business, operating results, and financial condition. The Company enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's consolidated results of operations.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

    Cadence's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cadence has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for Cadence's products exists. Cadence has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented or that any rights granted thereunder will provide competitive advantages to Cadence. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect Cadence's technology. In addition, the laws of some foreign countries may not permit the protection of Cadence's proprietary rights to the same extent as do the laws of the United States. Although Cadence believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the EDA industry makes Cadence's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent, copyright, and trademark protection.

    Because of the existence of a large number of patents in the EDA industry and the rapid rate of issuance of new patents, it is not economically practicable to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, Cadence receives notices from or is sued by third parties regarding patent or other intellectual property claims or is called upon to defend or indemnify a customer against such a claim of a third party. If infringement is alleged, Cadence believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cadence's business, operating results, and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that Cadence would prevail in any such challenge. Many of Cadence's products are designed to include software or other intellectual property licensed from third parties, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on Cadence's business, operating results, and financial condition.

    RISK OF FAILURE TO OBTAIN EXPORT LICENSES

    Cadence is required to comply with the regulations of the United States Department of Commerce with respect to the shipment of its products and other technologies outside the United States to certain countries and certain end users. Although to date, Cadence has not encountered any material difficulty in complying with these regulations, any difficulty in such compliance in the future could have an adverse effect on the Company's business, operating results, and financial condition.

    RISKS OF BUSINESS INTERRUPTION

    The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures will be sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, operating results, and financial condition.

    IMPLEMENTATION OF NEW SYSTEMS

    The Company is currently in the process of transitioning to new computer software for its financial, accounting, project system accounting, and order management information systems. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial management difficulties in operations planning, financial reporting, and management and thus could have a material adverse effect on the Company's business, operating results, financial condition, and results of operations.

    YEAR 2000 COMPLIANCE

    The Company believes that its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). Year 2000 Compliance issues may arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 Compliance problems for some of the Company's customers, which may have a material adverse effect on the Company's business, operating results, and financial condition.

    Additionally, as with any company with a computing infrastructure and utilizing business-application software programs written over many years, the Company's internal operations may be subject to Year 2000 Compliance issues. The Company has been implementing enterprise-wide information systems which support a majority of the Company's operations. These systems are considered to be Year 2000 Compliant and are in use world-wide. Based solely due to a change in date to or after January 1, 2000, the Company believes that its internal operations will not be materially adversely impacted.

    STOCK REPURCHASE PROGRAM RISKS

    The Company, as part of its authorized stock repurchase program, has purchased call options that entitle the Company to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. Additionally, the Company has sold put warrants through private placements. The Company has the right to settle the put warrants with stock. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock.

    VOLATILITY OF STOCK PRICE

    Due to the foregoing, as well as other factors, past financial performance should not be considered an indicator of future performance. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price. Factors such as fluctuations in revenues or operating results, including failure to meet expectations of securities analysts, announcements of technological innovations or new products by the Company or its competitors, or developments in or disputes regarding patents and proprietary rights could have a significant adverse effect on the trading price of the Company's common stock in any given period. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market for technology companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political, and market conditions may adversely affect the market price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DISCLOSURES ABOUT MARKET RISK

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

    The Company mitigates default risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at April 4, 1998. All investments mature in one year or less.

                                                                                            CARRYING        AVERAGE
                                                                                              VALUE      INTEREST RATE
                                                                                           -----------  ---------------
(In millions, except for average interest rates)
Investment Securities:
Cash equivalents-fixed rate..............................................................   $   117.7           5.60%
Short-term investments-fixed rate........................................................        45.2           5.63%
Short-term investments-variable rate.....................................................        68.0           5.72%
                                                                                           -----------           ---
Total investment securities..............................................................       230.9           5.64%
Cash equivalents-variable rate...........................................................        16.4           5.02%
                                                                                           -----------           ---
Total interest bearing instruments.......................................................   $   247.3           5.60%
                                                                                           -----------           ---
                                                                                           -----------           ---

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

    The table below provides information as of April 4, 1998 about the Company's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature in less than thirty days.

                                                                                                            AVERAGE
                                                                                               NOTIONAL    CONTRACT
FORWARD CONTRACTS:                                                                              AMOUNT       RATE
--------------------------------------------------------------------------------------------  -----------  ---------
(In millions, except for average contract rates)
Japanese yen................................................................................   $    14.1      125.96
British pound sterling......................................................................   $    17.3        0.60
German deutschemarks........................................................................   $     3.3        1.82
Hong Kong dollars...........................................................................   $     1.2        7.75
Swedish krona...............................................................................   $    (1.1)       7.93
Singapore dollars...........................................................................   $     1.8        1.61
Italian lira................................................................................   $     2.2    1,789.88

    The unrealized gain (loss) on the outstanding forward contracts at April 4, 1998 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at April 4, 1998 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

    EQUITY PRICE RISK

    The Company, as part of its authorized repurchase program, has purchased call options that entitle the Company to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. Additionally, the Company has sold put warrants through private placements.

    The table below provides information at April 4, 1998 about the Company's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through February 26, 1999.

                                                                                      1998         1999       ESTIMATED
                                                                                    MATURITY     MATURITY    FAIR VALUE
                                                                                   -----------  -----------  -----------
(Shares and contract amounts in millions)
Put Warrants:
Shares...........................................................................         3.5          1.3
Weighted average strike price....................................................   $   24.00    $   24.20
Contract amount..................................................................   $    83.9    $    30.3    $     2.0
Call Options:
Shares...........................................................................         2.6          0.8
Weighted average strike price....................................................   $   24.11    $   24.45
Contract amount..................................................................   $    61.5    $    20.8    $    47.5

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time the Company is involved in various disputes and litigation matters which arises in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee relations matters.

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

    On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. In an order issued on December 19, 1997, as modified on January 26, 1998, the district court entered an injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing, or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. On February 19, 1998, Avant! Filed a petition for WRIT OF CERTIORAI to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. On April 17, 1998, the Company filed its opposition to Avant!'s Petition with the Supreme Court.

    By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5.0 million bond, in light of criminal proceedings pending against Avant! and several of its executives. The District Court has not yet set a trial date. The Company intends to pursue its claim vigorously.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 5. OTHER INFORMATION

    In February 1998, the Company issued 1,013,108 shares of its common stock, $0.01 par value per share, to the stockholders of Symbionics Group Limited (Symbionics), a U.K. corporation, in connection with the Company's acquisition of 100% of the outstanding stock of Symbionics. The Company's primary purpose in acquiring the Symbionics shares was the acquisition of Symbionic's product development and design services for integration into the Company's services offerings.

    In December 1997, the Company issued an additional 12,796 shares of its common stock, $0.01 par value per share, to the former stockholders of Synthesia AB, a Swedish limited liability company

(Synthesia), subject to certain rights of indemnification and setoff under the agreement of acquisition pursuant to which the Synthesia shares were acquired in February 1997. The Company's primary purpose in acquiring the Synthesia shares was the acquisition of Synthesia's behavioral synthesis technology for integration into the Company's product offerings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

  EXHIBIT
  NUMBER                                                   EXHIBIT TITLE
-----------  ---------------------------------------------------------------------------------------------------------
     27.01   Financial data schedule for the period ended April 4, 1998.

    (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CADENCE DESIGN SYSTEMS, INC.

                                By:             /s/ JOHN R. HARDING
                                     -----------------------------------------
                                                  JOHN R. HARDING
DATE: May 11, 1998                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:            /s/ H. RAYMOND BINGHAM
                                     -----------------------------------------
                                                 H. RAYMOND BINGHAM
                                              EXECUTIVE VICE PRESIDENT
DATE: May 11, 1998                          AND CHIEF FINANCIAL OFFICER