Form 10-Q
period 1998-07-04
CADENCE DESIGN SYSTEMS INC
filed 1998-08-18
CIK 813672

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NUMBER 1-10606
                              -----------------------

                            CADENCE DESIGN SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)
                              -----------------------

               DELAWARE                           77-0148231
     (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)           Identification No.)


     2655 SEELY AVENUE, BUILDING 5, SAN JOSE, CALIFORNIA      95134
     (Address of principal executive offices)               (Zip Code)


                                   (408) 943-1234
                 Registrant's telephone number, including area code
                              -----------------------

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

At August 7, 1998, there were 212,307,359 shares of the registrant's Common Stock, $0.01 par value outstanding.

                            CADENCE DESIGN SYSTEMS, INC.

                                       INDEX


                                                                           PAGE
PART  I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets:
                 July 4, 1998 and January 3, 1998  . . . . . . . . . . . . . . 3

               Condensed Consolidated Statements of Income:
                 Three and Six Months Ended July 4, 1998 and June 28, 1997 . . 4

               Condensed Consolidated Statements of Cash Flows:
                 Six Months Ended July 4, 1998 and June 28, 1997 . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . 9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . .19


PART  II. OTHER INFORMATION

     Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . .22

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .23

     Item 5.   Other Information   . . . . . . . . . . . . . . . . . . . . . .23

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .24


Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            CADENCE DESIGN SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                       ASSETS
                                                      JULY 4,       JANUARY 3,
                                                       1998            1998
                                                     ----------     ----------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .   $  134,914     $  207,024
  Short-term investments . . . . . . . . . . . . .      125,826         97,180
  Accounts receivable, net . . . . . . . . . . . .      230,565        205,006
  Prepaid expenses and other . . . . . . . . . . .       79,854         99,849
                                                     ----------     ----------
    Total current assets . . . . . . . . . . . . .      571,159        609,059

Property, plant, and equipment, net. . . . . . . .      230,421        197,421
Software development costs, net. . . . . . . . . .       14,050         15,068
Purchased software and intangibles, net. . . . . .       31,546         10,117
Installment contract receivables . . . . . . . . .      103,966         61,326
Other non-current assets . . . . . . . . . . . . .      135,042        130,859
                                                     ----------     ----------
                                                     $1,086,184     $1,023,850
                                                     ----------     ----------
                                                     ----------     ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt. . . . . . . .       $  802         $  794
  Accounts payable and accrued liabilities . . . .      148,367        156,426
  Income taxes payable . . . . . . . . . . . . . .        8,710          5,161
  Deferred revenue . . . . . . . . . . . . . . . .      104,256        106,414
                                                     ----------     ----------
    Total current liabilities. . . . . . . . . . .      262,135        268,795
                                                     ----------     ----------

Long-term liabilities:
  Long-term debt . . . . . . . . . . . . . . . . .        1,048          1,599
  Minority interest liability. . . . . . . . . . .          196            121
  Other long-term liabilities. . . . . . . . . . .       33,529         26,238
                                                     ----------     ----------
    Total long-term liabilities. . . . . . . . . .       34,773         27,958
                                                     ----------     ----------

Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . .           --             --
  Common stock and capital in excess of
     par value . . . . . . . . . . . . . . . . . .      596,638        502,602
  Treasury stock at cost (8,351 and 6,739
     shares, respectively) . . . . . . . . . . . .     (167,905)       (97,285)
  Retained earnings. . . . . . . . . . . . . . . .      369,842        328,934
  Accumulated translation adjustment . . . . . . .       (9,299)        (7,154)
                                                     ----------     ----------
    Total stockholders' equity . . . . . . . . . .      789,276        727,097
                                                     ----------     ----------
                                                     $1,086,184     $1,023,850
                                                     ----------     ----------
                                                     ----------     ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CADENCE DESIGN SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       ----------------------       --------------------
                                                       JULY 4,       JUNE 28,       JULY 4,     JUNE 28,
                                                        1998           1997          1998         1997
                                                       -------       --------       -------     --------
Revenue:
  Product. . . . . . . . . . . . . . . . . . . . .   $  162,547     $  116,540    $  316,596   $  218,863
  Services . . . . . . . . . . . . . . . . . . . .       64,727         39,614       117,029       73,368
  Maintenance. . . . . . . . . . . . . . . . . . .       64,514         54,312       128,386      105,784
                                                     ----------     ----------    ----------   ----------
     Total revenue . . . . . . . . . . . . . . . .      291,788        210,466       562,011      398,015
                                                     ----------     ----------    ----------   ----------

Costs and expenses:
  Cost of product. . . . . . . . . . . . . . . . .       12,374         10,090        24,711       19,043
  Cost of services . . . . . . . . . . . . . . . .       48,351         27,868        88,005       52,062
  Cost of maintenance. . . . . . . . . . . . . . .       10,188          5,634        20,531       11,386
  Marketing and sales. . . . . . . . . . . . . . .       71,366         59,689       140,611      114,858
  Research and development . . . . . . . . . . . .       42,961         33,799        84,668       65,052
  General and administrative . . . . . . . . . . .       16,303         13,638        32,824       25,842
  Unusual items. . . . . . . . . . . . . . . . . .           --         22,366        85,957       34,114
                                                     ----------     ----------    ----------   ----------

     Total costs and expenses. . . . . . . . . . .      201,543        173,084       477,307      322,357
                                                     ----------     ----------    ----------   ----------

       Income from operations. . . . . . . . . . .       90,245         37,382        84,704       75,658

Other income, net. . . . . . . . . . . . . . . . .        2,576          3,255         5,195       18,011
                                                     ----------     ----------    ----------   ----------

       Income before provision for income taxes  .       92,821         40,637        89,899       93,669

Provision for income taxes . . . . . . . . . . . .       26,454         12,191        48,991       28,101
                                                     ----------     ----------    ----------   ----------

       Net income. . . . . . . . . . . . . . . . .   $   66,367     $   28,446    $   40,908    $  65,568
                                                     ----------     ----------    ----------   ----------
                                                     ----------     ----------    ----------   ----------

Basic net income per share . . . . . . . . . . . .   $     0.31     $     0.15    $     0.19   $     0.36
                                                     ----------     ----------    ----------   ----------
                                                     ----------     ----------    ----------   ----------
Diluted net income per share . . . . . . . . . . .   $     0.28     $     0.13    $     0.17   $     0.32
                                                     ----------     ----------    ----------   ----------
                                                     ----------     ----------    ----------   ----------

Weighted average common shares outstanding . . . .      212,210        191,194       211,112      183,564
                                                     ----------     ----------    ----------   ----------
                                                     ----------     ----------    ----------   ----------
Weighted average common and potential common
  shares outstanding--assuming dilution  . . . . .      236,205        213,732       235,601      206,643
                                                     ----------     ----------    ----------   ----------
                                                     ----------     ----------    ----------   ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                 -------------------------
                                                                   JULY 4,        JUNE 28,
                                                                    1998            1997
                                                                 -----------    -----------
Cash and Cash Equivalents at Beginning of Period . . . . . . .    $ 207,024      $ 284,512
                                                                 -----------    -----------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .       40,908         65,568
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . .       41,658         22,959
     Deferred income taxes . . . . . . . . . . . . . . . . . .       (5,628)        (4,242)
     Write-offs of equipment and other assets, net . . . . . .        1,751          1,834
     Write-off of in-process research and development. . . . .       82,000          4,860
     Other long-term liabilities and minority
       interest expense. . . . . . . . . . . . . . . . . . . .        7,047          2,798
     Gain on sale of subsidiary stock. . . . . . . . . . . . .           --        (13,061)
     Changes in operating assets and liabilities,
       net of effect of acquired and disposed businesses:
         Accounts receivable . . . . . . . . . . . . . . . . .      (19,629)         6,848
         Prepaid expenses and other. . . . . . . . . . . . . .       22,697         (1,727)
         Installment contract receivables. . . . . . . . . . .      (42,640)        (6,500)
         Accrued liabilities and payables. . . . . . . . . . .      (22,163)        17,615
         Income taxes payable. . . . . . . . . . . . . . . . .       48,341         26,139
         Deferred revenue. . . . . . . . . . . . . . . . . . .       (2,234)        (3,578)
                                                                 -----------    -----------
           Net cash provided by operating activities . . . . .      152,108        119,513
                                                                 -----------    -----------
Cash Flows from Investing Activities:
  Maturities of short-term investments--held-to-maturity . . .       38,498         13,059
  Purchases of short-term investments--held-to-maturity  . . .      (35,843)       (57,625)
  Maturities of short-term investments--available-for-sale . .      378,049             --
  Purchases of short-term investments--available-for-sale. . .     (409,350)            --
  Purchases of property, plant, and equipment. . . . . . . . .      (55,822)       (46,147)
  Capitalization of software development costs . . . . . . . .      (11,590)        (6,800)
  Increase in purchased software, intangibles,
    and other assets . . . . . . . . . . . . . . . . . . . . .      (18,609)       (10,613)
  Net proceeds from sale of subsidiary stock . . . . . . . . .           --         18,582
  Effect of deconsolidation on cash. . . . . . . . . . . . . .           --         (9,536)
  Purchase of businesses, net of acquired cash . . . . . . . .      (51,313)        42,358
  Sale of put warrants . . . . . . . . . . . . . . . . . . . .       23,149          5,688
  Purchase of call options . . . . . . . . . . . . . . . . . .      (23,149)        (5,688)
                                                                 -----------    -----------
         Net cash used for investing activities. . . . . . . .     (165,980)       (56,722)
                                                                 -----------    -----------
Cash Flows from Financing Activities:
  Principal payments on capital lease obligations
    and long-term debt . . . . . . . . . . . . . . . . . . . .       (1,203)       (19,529)
  Sale of common stock . . . . . . . . . . . . . . . . . . . .       43,411         12,693
  Purchases of treasury stock. . . . . . . . . . . . . . . . .      (98,103)       (21,079)
                                                                 -----------    -----------
         Net cash used for financing activities. . . . . . . .      (55,895)       (27,915)
                                                                 -----------    -----------

Effect of exchange rate changes on cash. . . . . . . . . . . .       (2,343)        (2,630)
                                                                 -----------    -----------
Increase (decrease) in Cash and Cash Equivalents . . . . . . .      (72,110)        32,246
                                                                 -----------    -----------
Cash and Cash Equivalents at End of Period . . . . . . . . . .   $  134,914     $  316,758
                                                                 -----------    -----------
                                                                 -----------    -----------



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

     Certain amounts in the consolidated financial statements as of January 3, 1998 and for the three and six months ended June 28, 1997, have been reclassified to conform with the 1998 presentation.

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

ACQUISITIONS

     In February 1998, the Company acquired all of the outstanding stock of Symbionics Group Limited, a U.K. corporation, for approximately 1 million shares of the Company's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $46 million were acquired, of which $40 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

     In March 1998, the Company acquired all of the outstanding stock of Excellent Design, Inc., a Japanese corporation, for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase.
 In connection with the acquisition, net intangibles of $48.7 million were acquired, of which $42 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

COMPREHENSIVE INCOME

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

     A summary of comprehensive income follows:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       ----------------------       --------------------
                                                       July 4,       June 28,       July 4,     June 28,
                                                        1998           1997          1998         1997
                                                       -------       --------       -------     --------
(In thousands)
Net income . . . . . . . . . . . . . . . . . . . .    $  66,367      $  28,446     $  40,908    $  65,568
Foreign currency translation adjustment. . . . . .         (939)           960        (2,145)      (2,751)
                                                      ---------      ---------     ---------    ---------
Comprehensive income . . . . . . . . . . . . . . .    $  65,428      $  29,406     $  38,763    $  62,817
                                                      ---------      ---------     ---------    ---------
                                                      ---------      ---------     ---------    ---------

NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period, and for diluted net income per share, net income is divided by the weighted average shares of common stock outstanding and potential common shares during the period. Potential common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and put warrants computed using the treasury stock method.

     The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       ----------------------       --------------------
                                                       July 4,       June 28,       July 4,     June 28,
                                                        1998           1997          1998         1997
                                                       -------       --------       -------     --------
(In thousands)
Weighted average common shares used to calculate
  basic net income per share . . . . . . . . . . .      212,210        191,194       211,112      183,564
     Options . . . . . . . . . . . . . . . . . . .       23,707         22,115        24,222       22,706
     Warrants and other contingent shares. . . . .          284            192           265          257
     Puts. . . . . . . . . . . . . . . . . . . . .            4            231             2          116
                                                        -------        -------       -------      -------
Weighted average common and potential common
  shares used to calculate diluted net income
  per share  . . . . . . . . . . . . . . . . . . .      236,205        213,732       235,601      206,643
                                                        -------        -------       -------      -------
                                                        -------        -------       -------      -------

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

     As part of its authorized repurchase programs, the Company has sold put warrants through private placements. At July 4, 1998, there were 5.3 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $24.20 to $35.14 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock at a specified price. At July 4, 1998, the Company had 3.6 million call options outstanding at prices ranging from $24.44 to $35.39 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. The put warrants and call options outstanding at July 4, 1998 are exercisable on various dates through November 12, 1999.

     If exercised, the put warrants will be settled with the issuance of stock equal to the difference between the exercise price and the fair value at the date of exercise. Accordingly, settlement of the put warrants could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock. At July 4, 1998, because the put warrants will be settled with stock, if exercised, no amount was classified out of stockholders' equity in the consolidated balance sheet.
The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet determined the impact SFAS No. 133 will have on its financial position, results of operations, or cash flows.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company anticipates that SOP 98-1 will not have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

     REVENUE

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                            -------------------             ------------------
                            July 4,    June 28,             July 4,   June 28,
                             1998       1997    % CHANGE     1998       1997    % CHANGE
                            -------    -------  ---------   -------   --------  --------
(In millions)
Product. . . . . . . . .   $  162.6   $  116.5     39%     $  316.6    $  218.9      45%
Services . . . . . . . .       64.7       39.6     63%        117.0        73.4      60%
Maintenance. . . . . . .       64.5       54.4     19%        128.4       105.7      21%
                           --------   --------             --------    --------
  Total revenue. . . . .   $  291.8   $  210.5     39%     $  562.0    $  398.0      41%
                           --------   --------             --------    --------
                           --------   --------             --------    --------

  SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product. . . . . . . . .        56%       55%                  56%         55%
Services . . . . . . . .        22%       19%                  21%         18%
Maintenance. . . . . . .        22%       26%                  23%         27%


     The increase in product revenue of $46.1 million and $97.7 million for the three and six month periods ended July 4, 1998, respectively, when compared to the same periods of 1997, was attributable primarily to increased demand for products used by customers to develop integrated circuits (ICs) and deep submicron designs, including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

     Services revenue increased $25.1 million and $43.6 million in the three and six month periods ended July 4, 1998, respectively, when compared to the same periods of 1997. The increase in services revenue was primarily the result of increased demand for the Company's services offerings throughout the world.

     The increase in maintenance revenue of $10.1 million and $22.7 million for the three and six month periods ended July 4, 1998, respectively, as compared to the same periods of 1997, was attributable primarily to an increase in the Company's installed base of products and the sale of higher priced maintenance contracts which on average require higher support levels.

     Revenue from international sources was approximately $164.2 million and $104.8 million, or 56% and 50% of total revenue, for the second quarters of 1998 and 1997, respectively. For the six month period ended July 4, 1998, revenue from international sources was $285.8 million, as compared to $202.1 million for the same period of 1997, representing 51% of total revenue for each period. The increase in total revenue from international sources in the second quarter of 1998 was primarily attributable to strong revenue growth in Europe. Total revenue growth from international sources was partially offset by a $6.6 million negative impact on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

     COST OF REVENUE

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                            -------------------             ------------------
                            July 4,    June 28,             July 4,   June 28,
                             1998       1997    % CHANGE     1998       1997    % CHANGE
                            -------    -------  ---------   -------   --------  --------
(In millions)
Product. . . . . . . . .    $  12.4    $  10.1     23%      $  24.7    $  19.0     30%
Services . . . . . . . .    $  48.4    $  27.9     74%      $  88.0    $  52.1     69%
Maintenance. . . . . . .    $  10.2    $   5.6     81%      $  20.5    $  11.4     80%


  COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product. . . . . . . . .         8%        9%                   8%         9%
Services . . . . . . . .        75%       70%                  75%        71%
Maintenance. . . . . . .        16%       10%                  16%        11%


     Cost of product revenue includes costs of production personnel, packaging and documentation, and the amortization of capitalized software development costs. Cost of product increased by $2.3 million and $5.7 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to higher amortization costs associated with software development costs.

     Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services revenue increased by $20.5 million and $35.9 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to the continued investment in developing new services offerings and the addition of services professionals by the Company, primarily through acquisitions and increased hiring. Services gross margins have been and may continue to be adversely affected by the cost of integrating new service professionals as well as the Company's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by the Company's inability to achieve operating efficiencies with its resources to implement a growing number of services offerings.

     Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue increased by $4.6 million and $9.1 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to additional costs associated with supporting a larger installed base of products and additional costs to provide higher support levels to customers.

     OPERATING EXPENSES

                              THREE MONTHS ENDED               SIX MONTHS ENDED
                              -------------------             ------------------
                              July 4,    June 28,             July 4,   June 28,
                               1998       1997    % CHANGE     1998       1997    % CHANGE
                              -------    -------  ---------   -------   --------  --------
(In millions)
Marketing and sales. . . . .  $  71.4    $  59.7     20%     $  140.6   $  114.9     22%
Research and development . .  $  43.0    $  33.8     27%     $   84.7   $   65.1     30%
General and administrative .  $  16.3    $  13.6     20%     $   32.8   $   25.8     27%


  EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales. . . . .     24%        28%                  25%        29%
Research and development . .     15%        16%                  15%        16%
General and administrative .      6%         6%                   6%         6%


     The increase in marketing and sales expenses of $11.7 million in the second quarter of 1998, as compared with the second quarter of 1997, was primarily the result of an increase of $9.1 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $1.4 million. The increase in marketing and sales expenses in the second quarter of 1998 was partially offset by a $1.6 million decrease resulting from the weakening of certain foreign currencies in relation to the U.S. dollar in the second quarter of 1998, as compared with the second quarter of 1997. For the six month period ended July 4, 1998, as compared with the same period of 1997, the increase in marketing and sales expenses of $25.7 million was primarily the result of an increase of $17.2 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $5.6 million.

     The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $49.1 million and $37.3 million for the second quarters of 1998 and 1997, respectively, representing 17% and 18% of total revenue, respectively. The increase in net research and development expenses for the second quarter of $9.2 million was primarily attributable to employee related costs of $6.9 million due to increased headcount and facilities costs of $3.3 million, partially offset by an increase in the capitalization of software development costs of $2.6 million. The Company capitalized $6.1 million and $3.5 million of software development costs for the second quarters of 1998 and 1997, respectively, which represented 13% and 9%, respectively, of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. The increase in net research and development expenses of $19.6 million for the six month period ended July 4, 1998, as compared with the same period of 1997, was primarily the result of an increase of $11.7 million in employee related expenses attributable to increased headcount, facilities costs of $6.7 million and management information systems costs of $4.5 million, partially offset by an increase in the capitalization of software development costs of $4.8 million. For the six month periods ended July 4, 1998 and June 28, 1997, the Company capitalized $11.5 million and $6.8 million of software development costs, which represented 12% and 9%, respectively, of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

     General and administrative expenses increased by $2.7 million and $7 million for the three and six month periods ended July 4, 1998, respectively, as compared to the same periods of 1997. This was primarily attributable to an increase in consulting services fees for information services of $2.2 million and $4.1 million for the three and six month periods ended July 4, 1998, respectively, as compared to the same periods of 1997, and an increase in bad debt expense of $1.1 million and $1.9 million, respectively.

     UNUSUAL ITEMS

     There were no unusual items in the three month period ended July 4, 1998.

     For the three month period ended June 28, 1997, the Company incurred approximately $22.4 million of expenses related to its merger with CCT, which were included in unusual items, for the reduction of personnel whose duties were made redundant, closure of duplicated and excess facilities, fees of financial advisors, attorneys, and accountants, and other expenses associated with the merger. Additionally, the Company recorded expenses to restructure its international business operations to reduce the Company's cost structure and to further integrate and reduce selling and marketing activities.

     In February 1998, the Company acquired all of the outstanding stock of Symbionics Group Limited, a U.K. corporation, for approximately 1 million shares of the Company's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $46 million were acquired, of which $40 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

     In March 1998, the Company acquired all of the outstanding stock of Excellent Design, Inc., a Japanese corporation, for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $48.7 million were acquired, of which $42 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

     Included in unusual items for the six month period ended June 28, 1997 were a $4.9 million write-off of in-process research and development associated with an acquisition and a $29.2 million restructuring charge due to the Company's merger with High Level Design Systems, Inc. and CCT, reorganization into business units, and expenses to restructure the Company's international business operations.

     OTHER INCOME, NET AND INCOME TAXES

     Other income, net of other expenses, remained relatively flat in the three month period ended July 4, 1998, as compared to the same period of 1997. Other income, net of other expenses, decreased by $12.8 million for the six month period ended July 4, 1998, as compared to the same period of 1997, primarily due to the $13.1 million gain on the sale of stock recorded in the first quarter of 1997 and a decrease in interest income of $1.9 million, partially offset by the decrease in interest expense of $1.1 million.

     The Company's estimated effective tax rate in the three and six month periods ended July 4, 1998 was 28.5%, excluding the effect of the write-off of in-process research and development of $82.0 million in the first quarter of 1998, which is not deductible for income tax purposes. This compares to 30% for the same periods of the prior year. The decrease in the effective rate was due to the difference in tax rates between domestic and foreign operations.

NEW ACCOUNTING STANDARDS

     Effective January 4, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet determined the impact SFAS No. 133 will have on its financial position, results of operations, or cash flows.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company anticipates that SOP 98-1 will not have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At July 4, 1998, the Company's principal sources of liquidity consisted of $260.7 million of cash and short-term investments, compared to $304.2 million at January 3, 1998, and a $110 million senior secured revolving credit facility. As of August 7, 1998, the Company had no borrowings under the revolving line of credit.

     Cash generated from operating activities increased $32.6 million for the six months ended July 4, 1998, as compared to the six months ended June 28, 1997. The increase was due primarily to increases in net income excluding unusual items and other non-cash charges, partially offset by changes in the balances of operating assets and liabilities.

     At July 4, 1998, the Company had working capital of $309 million compared with $340.3 million at January 3, 1998. Working capital reductions were generated primarily by a decrease in cash and short-term investments of $43.5 million. The decrease in cash was primarily due to the repurchase of the Company's stock, capital expenditures, and acquisitions, partially offset by cash generated from operations.

     In addition to its short-term investments, the Company's primary investing activities were acquisitions, purchases of property and equipment, purchases of software, intangibles, and other assets, and the capitalization of software development costs that in the aggregate represented $137.3 million and $21.2 million of cash used for investing activities in the six months ended July 4, 1998 and June 28, 1997, respectively. For the six month period ended June 28, 1997, net proceeds related to the sale of Integrated Measurement Systems, Inc. (IMS) stock contributed $18.6 million, which was partially offset by the loss to the Company of IMS cash of $9.5 million due to deconsolidation.

     As part of its authorized stock repurchase programs, the Company has sold put warrants and purchased call options through private placements. The Company has a maximum potential obligation related to put warrants at July 4, 1998 to buy back 5.3 million shares of its common stock at an aggregate price of approximately $143.9 million.

     Anticipated cash requirements for the remainder of 1998 include the purchase of treasury stock through the exercise of call options for the Company's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $45 million.

     As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $50 million will be made over the next three to four years. As of July 4, 1998, the Company had contributed approximately $22.7 million, which was reflected in other non-current assets in the accompanying condensed consolidated balance sheet, net of operating losses.

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

     FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company's operating expenses are partially based on its expectations regarding future revenue. Since expenses are usually committed in advance of revenues, and because only a small portion of expenses vary with revenue, the Company's consolidated results of operations may be disproportionately impacted by lower than expected revenue. Factors that may affect operating results include, among other things: (i) the timing and introduction of new products; (ii) the mix of products and services sold; (iii) the timing of significant orders from and shipments to or implementations for customers;
(iv) product and services pricing and discounts; (v) the timing of completion of acquisitions; and (vi) general economic conditions. In addition, the Company's focus on providing services is relatively recent, and therefore quarter to quarter comparisons may not be meaningful. For example, the revenue growth from this source from the 1997 periods to the 1998 periods may not be indicative of future growth. Although the Company's revenues are not generally seasonal in nature, the Company has experienced, and may continue to experience, decreases in first quarter revenue compared with the preceding fourth quarter, which is believed to result primarily from the budgeting and expenditure cycles of the Company's customers.

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

     The EDA industry has relatively low barriers to entry, and, therefore, the number of the Company's actual and potential competitors is significant. A potential competitor that possesses the necessary knowledge of electronic circuit and systems design, production, and operations could develop competitive EDA tools using a moderately priced computer workstation and take such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable products. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and take new products to market in a timely manner and achieve market acceptance of its products. Failure to do so may have a material adverse effect on Cadence's business, operating results, and financial condition.

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

     The electronic design and consulting service businesses have relatively low barriers to entry and, therefore, EDA and other electronics companies and management consulting firms have entered and may continue to enter into this market. The pricing model for services is susceptible to supply and demand volatility for labor as well as the Company's continuing ability to provide competitive time-to-market benefits to its customers. Some of the Company's current and potential competitors in the electronic design and consulting services businesses may have substantially greater financial, marketing, and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully in these businesses, and any failure to compete in this business may have a material adverse effect on Cadence's business, operating results, and financial condition.

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

     The professional services business is labor-intensive. Accordingly, the ability to expand its services business is dependent on its ability to hire and retain adequate professional services personnel. The market for professional services personnel is highly competitive. In general, the high component of salaries in the cost structure of the professional services business results in lower gross margins than in the Company's software business. Services gross margins have been and may continue to be adversely affected by the cost of integrating new service professionals as well as the Company's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by the Company's inability to achieve operating efficiencies with its resources to implement a growing number of services offerings.

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

     RISKS OF INTERNATIONAL OPERATIONS

     The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements and tariffs and other trade barriers. In addition, political or economic conditions in a specific country or region, government spending factors and natural disasters could have a material adverse impact on the Company's future international business as well as the Company's international operations. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect the Company's business, operating results, and financial condition. A portion of the Company's international revenues are derived from Asia.
Recent economic uncertainty and related weakening of foreign currencies has had, and may continue to have an adverse effect on the Company's revenues and operating results. The Company enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's consolidated results of operations.

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

     STOCK REPURCHASE PROGRAM RISKS

     The Company, as part of its authorized stock repurchase program, has purchased call options that entitle the Company to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. Additionally, the Company has sold put warrants through private placements. If exercised, the put warrants will be settled with the issuance of stock. Accordingly, settlement of the put warrants could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at July 4, 1998. All investments mature in one year or less.

                                                     Carrying      Average
                                                      Value     Interest Rate
                                                     --------   -------------
(In millions, except for average interest rates)
Investment Securities:
  Cash equivalents-fixed rate. . . . . . . . . . . .  $  35.1       5.32%
  Short-term investments-fixed rate. . . . . . . . .     66.9       5.69%
  Short-term investments-variable rate . . . . . . .     79.3       5.72%
                                                     --------
     Total investment securities . . . . . . . . . .    181.3       5.63%
  Cash equivalents-variable rate . . . . . . . . . .     21.0       5.48%
                                                     --------
     Total interest bearing instruments. . . . . . . $  202.3       5.62%
                                                     --------
                                                     --------

     FOREIGN CURRENCY RISK

     The Company transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures in Japan, Canada, Asia, and certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income (expense), and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

     The table below provides information as of July 4, 1998 about the Company's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature in less than thirty days.

                                                                Average
                                                    Notional    Contract
                                                     Amount       Rate
                                                    --------    --------
Forward Contracts:
  (In millions, except for average contract rates)
  Japanese yen . . . . . . . . . . . . . . . . . .   $  24.4      143.81
  German deutschemarks . . . . . . . . . . . . . .   $   4.0        1.79
  Italian lira . . . . . . . . . . . . . . . . . .   $   3.5    1,769.65
  French francs. . . . . . . . . . . . . . . . . .   $   1.8        6.00
  Swedish krona. . . . . . . . . . . . . . . . . .   $   1.2        8.03
  Singapore dollars. . . . . . . . . . . . . . . .   $   1.1        1.76
  Canadian dollars . . . . . . . . . . . . . . . .   $  (2.5)       1.47
  British pound sterling . . . . . . . . . . . . .   $  (3.0)       0.61


     The unrealized gain (loss) on the outstanding forward contracts at July 4, 1998 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at July 4, 1998 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

     EQUITY PRICE RISK

     The Company, as part of its authorized repurchase program, has purchased call options that entitle the Company to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. Additionally, the Company has sold put warrants through private placements.

      The table below provides information at July 4, 1998 about the Company's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through November 12, 1999.

                                                    1998          1999      Estimated
                                                  Maturity      Maturity    Fair Value
                                                  --------      --------    ----------
(Shares and contract amounts in millions)
Put Warrants:
  Shares . . . . . . . . . . . . . . . . . .          2.4           2.9
  Weighted average strike price. . . . . . .       $24.33        $29.95
  Contract amount. . . . . . . . . . . . . .       $ 58.2        $ 85.7        $22.5
Call Options:
  Shares . . . . . . . . . . . . . . . . . .          1.7           1.9
  Weighted average strike price. . . . . . .       $24.45        $30.12
  Contract amount. . . . . . . . . . . . . .       $ 41.6        $ 57.2        $19.7

     If exercised, the put warrants will be settled with stock. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely impact the price of the Company's common stock.

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

     On January 16, 1996, Avant! filed various counterclaims against the Company and the Company's former President and Chief Executive Officer, and with leave of the court, on January 29, 1998 filed a second amended counterclaim. The second amended counterclaim alleges, INTER ALIA, that the Company and its former President and Chief Executive Officer had cooperated with the Santa Clara County District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Company insiders engaged in illegal insider trading with respect to Avant!'s stock. The Company and its former President and Chief Executive Officer believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from the Company's complaint and stayed the counterclaim pending resolution of the Company's complaint. The counterclaim remains stayed.

     On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. In an order issued on December 19, 1997, as modified on January 26, 1998, the district court entered an injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing, or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. On February 19, 1998, Avant! filed a petition for WRIT OF CERTIORAI to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. On April 17, 1998, the Company filed its opposition to Avant!'s Petition with the Supreme Court. That petition was denied without comment by the United States Supreme Court. On July 9, 1998, Cadence filed additional motions seeking to enjoin further sale of Avant!'s Aquarius products on copyright and trade secret grounds. Those motions remain pending.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held May 6, 1998, the stockholders of the Company approved the following matters:

1. A proposal to elect eight (8) directors of the Company to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.


Nominee                                             In Favor          Withheld
-------                                            -----------        --------
  Carol A. Bartz . . . . . . . . . . . . . .       184,126,069         214,043
  H. Raymond Bingham . . . . . . . . . . . .       184,149,965         190,147
  John R. Harding. . . . . . . . . . . . . .       184,150,739         189,373
  Dr. Leonard Y. W. Liu. . . . . . . . . . .       184,075,024         265,088
  Donald L. Lucas. . . . . . . . . . . . . .       184,133,161         206,951
  Dr. Alberto Sangiovanni-Vincentelli. . . .       184,134,510         205,602
  George M. Scalise. . . . . . . . . . . . .       184,123,866         216,246
  Dr. John B. Shoven . . . . . . . . . . . .       184,106,111         234,001


2. A proposal for the approval of an amendment to the Certificate of Incorporation, as amended, to increase the authorized shares of Common Stock of the Company from 300,000,000 to 600,000,000 was approved by a vote of 177,362,155 for, 6,684,396 opposed, and 61,044 withheld.

3. A proposal for the approval of an amendment to the 1987 Stock Option Plan, as amended, to (a) extend the term of such plan to May 31, 2007, and
(b) increase the number of authorized shares reserved under the plan from 61,370,100 to 71,370,100, an increase of 10,000,000 shares was approved by a vote of 108,693,000 for, 50,721,131 opposed, and 342,738 withheld.

4. A proposal for the approval of the Senior Executive Bonus Plan was approved by a vote of 181,762,886 for, 2,059,907 opposed, and 284,803 withheld.

5. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending January 2, 1999 was approved by a vote of 184,224,695 for, 86,210 opposed, and 32,807 withheld.

ITEM 5.   OTHER INFORMATION

     Pursuant to a recent change to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to February 14, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     EXHIBIT
     NUMBER                          EXHIBIT TITLE
     --------                        -------------
     3.01 (h) The registrant's Certificate of Retirement of Series A-1 Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on May 13, 1998.

     3.01 (i) The Registrant's Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.

     3.01 (j) The Registrant's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.

     27.01     Financial data schedule for the period ended July 4, 1998.


(b)  Reports on Form 8-K:

     None.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CADENCE DESIGN SYSTEMS, INC.
                                     (REGISTRANT)

DATE:   August 14, 1998              By:  /s/ John R. Harding
                                          ---------------------------
                                          JOHN R. HARDING
                                          President and Chief Executive Officer



DATE:   August 14, 1998              By:  /s/ H. Raymond Bingham
                                          ---------------------------
                                          H. RAYMOND BINGHAM
                                          Executive Vice President
                                          and Chief Financial Officer