Form 10-Q
period 1998-10-03
CADENCE DESIGN SYSTEMS INC
filed 1998-11-17
CIK 813672

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ______________________

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NUMBER 1-10606
                               ______________________

                            CADENCE DESIGN SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)
                               ______________________

               DELAWARE                                77-0148231
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


2655 SEELY AVENUE, BUILDING 5, SAN JOSE, CALIFORNIA          95134
     (Address of principal executive offices)               (Zip Code)


                                   (408) 943-1234
                 Registrant's telephone number, including area code
                               ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                        ---------      ----------

At November 7, 1998, there were 221,828,768 shares of the registrant's Common Stock, $0.01 par value outstanding.

                            CADENCE DESIGN SYSTEMS, INC.

                                       INDEX


                                                                         PAGE
                                                                         ----
PART  I.       FINANCIAL INFORMATION

   Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets:
                  October 3, 1998 and January 3, 1998. . . . . . . . . . .   3

               Condensed Consolidated Statements of Income:
                  Three and Nine Months Ended October 3, 1998 and
                  September 27, 1997 . . . . . . . . . . . . . . . . . . .   4

               Condensed Consolidated Statements of Cash Flows:
                  Nine Months Ended October 3, 1998 and September 27,
                  1997 . . . . . . . . . . . . . . . . . . . . . . . . . .   5

               Notes to Condensed Consolidated Financial Statements. . . .   6

   Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . .  12

   Item 3.     Quantitative and Qualitative Disclosures About Market
                  Risk . . . . . . . . . . . . . . . . . . . . . . . . . .  23


PART  II.      OTHER INFORMATION

   Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  26

   Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . .  27

   Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  27


Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                            CADENCE DESIGN SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)




                                              ASSETS
                                                                                      October 3,    January 3,
                                                                                         1998          1998
                                                                                    -----------    -----------
                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    $   207,727    $   207,024
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,231         97,180
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        236,866        205,006
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . .         86,582         99,849
                                                                                    -----------    -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .        569,406        609,059
                                                                                    -----------    -----------

Property, plant, and equipment, net. . . . . . . . . . . . . . . . . . . . . . .        248,019        197,421
Software development costs, net. . . . . . . . . . . . . . . . . . . . . . . . .         13,548         15,068
Purchased software and intangibles, net. . . . . . . . . . . . . . . . . . . . .         91,154         10,117
Installment contract receivables . . . . . . . . . . . . . . . . . . . . . . . .         95,269         61,326
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        165,826        130,859
                                                                                    -----------    -----------
                                                                                   $  1,183,222   $  1,023,850
                                                                                    -----------    -----------
                                                                                    -----------    -----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . .   $      1,105   $        794
   Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .        161,831        156,426
   Payable to Ambit shareholders . . . . . . . . . . . . . . . . . . . . . . . .        252,990            - -
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,480          5,161
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        109,431        106,414
                                                                                    -----------    -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        560,837        268,795
                                                                                    -----------    -----------

Long-term liabilities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,461          1,599
   Minority interest liability . . . . . . . . . . . . . . . . . . . . . . . . .            325            121
   Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         30,167         26,238
                                                                                    -----------    -----------
        Total long-term liabilities. . . . . . . . . . . . . . . . . . . . . . .         31,953         27,958
                                                                                    -----------    -----------
Stockholders' equity:
   Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            - -            - -
   Common stock and capital in excess of par value . . . . . . . . . . . . . . .        626,602        502,602
   Treasury stock at cost (9,644 and 6,739 shares, respectively) . . . . . . . .       (205,781)       (97,285)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        177,080        328,934
   Accumulated translation adjustment. . . . . . . . . . . . . . . . . . . . . .         (7,469)        (7,154)
                                                                                    -----------    -----------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .        590,432        727,097
                                                                                    -----------    -----------
                                                                                   $  1,183,222   $  1,023,850
                                                                                    -----------    -----------
                                                                                    -----------    -----------



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CADENCE DESIGN SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)




                                               Three Months Ended              Nine Months Ended
                                          ----------------------------  ----------------------------
                                             October 3,  September 27,     October 3,  September 27,
                                               1998          1997             1998          1997
                                          -------------  -------------  -------------  -------------
Revenue:
   Product . . . . . . . . . . . . . . .  $     173,269  $     135,480  $     489,865  $     354,343
   Services. . . . . . . . . . . . . . .         67,704         40,355        184,733        113,723
   Maintenance . . . . . . . . . . . . .         67,634         59,031        196,020        164,815
                                          -------------  -------------  -------------  -------------
      Total revenue. . . . . . . . . . .        308,607        234,866        870,618        632,881
                                          -------------  -------------  -------------  -------------
Costs and expenses:
   Cost of product . . . . . . . . . . .         15,614         11,253         40,325         30,296
   Cost of services. . . . . . . . . . .         50,061         28,520        138,066         80,582
   Cost of maintenance . . . . . . . . .         12,338          7,039         32,869         18,425
   Marketing and sales . . . . . . . . .         76,052         63,261        216,663        178,119
   Research and development. . . . . . .         44,854         35,927        129,522        100,979
   General and administrative. . . . . .         16,660         14,251         49,484         40,093
   Unusual items . . . . . . . . . . . .        278,333            - -        364,290         34,114
                                          -------------  -------------  -------------  -------------
      Total costs and expenses . . . . .        493,912        160,251        971,219        482,608
                                          -------------  -------------  -------------  -------------

         Income (loss) from operations .       (185,305)        74,615       (100,601)       150,273

Other income, net. . . . . . . . . . . .          1,328          4,386          6,523         22,397
                                          -------------  -------------  -------------  -------------

         Income (loss) before provision
          for income taxes . . . . . .         (183,977)        79,001        (94,078)       172,670

Provision for income taxes . . . . . . .          8,785         23,700         57,776         51,801
                                          -------------  -------------  -------------  -------------

         Net income (loss) . . . . . . .  $    (192,762) $      55,301  $    (151,854) $     120,869
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

Basic net income (loss) per share. . . .  $       (0.91) $        0.27  $       (0.72) $        0.63
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Diluted net income (loss) per share. . .  $       (0.91) $        0.24  $       (0.72) $        0.56
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

Weighted average common shares
 outstanding . . . . . . . . . . . . . .        212,292        204,168        211,505        190,432
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Weighted average common and
 potential common shares
 outstanding -- assuming dilution  . . .        212,292        231,627        211,505        214,971
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------





    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)



                                                                                             Nine Months Ended
                                                                                       ----------------------------
                                                                                         October 3,   September 27,
                                                                                            1998           1997
                                                                                       -------------  -------------
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . . .       $     207,024  $     284,512
                                                                                       -------------  -------------
Cash Flows from Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (151,854)       120,869
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .              64,544         41,838
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (29,400)       (13,401)
    Write-off of equipment and other assets, net . . . . . . . . . . . . . . . .               3,903          3,253
    Write-off of in-process research and development . . . . . . . . . . . . . .             339,500          4,860
    Other long-term liabilities and minority interest expense. . . . . . . . . .               3,861          4,957
    Gain on sale of subsidiary stock . . . . . . . . . . . . . . . . . . . . . .                 - -        (13,061)
    Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (23,432)       (20,696)
      Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . .              24,220        (10,455)
      Installment contract receivables . . . . . . . . . . . . . . . . . . . . .             (34,290)           - -
      Accrued liabilities and payables . . . . . . . . . . . . . . . . . . . . .             (19,199)        35,576
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .              85,761         55,573
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,222        (10,206)
                                                                                       -------------  -------------
        Net cash provided by operating activities. . . . . . . . . . . . . . . .             264,836        199,107
                                                                                       -------------  -------------

Cash Flows from Investing Activities:
  Maturities of short-term investments--held-to-maturity . . . . . . . . . . . .              48,802         19,600
  Purchases of short-term investments--held-to-maturity. . . . . . . . . . . . .             (35,852)       (67,688)
  Maturities of short-term investments--available-for-sale . . . . . . . . . . .             537,552            - -
  Purchases of short-term investments--available-for-sale. . . . . . . . . . . .            (491,553)           - -
  Purchases of property, plant, and equipment. . . . . . . . . . . . . . . . . .             (84,395)       (62,341)
  Capitalization of software development costs . . . . . . . . . . . . . . . . .             (17,316)       (11,077)
  Increase in purchased software, intangibles, and other assets. . . . . . . . .             (30,990)       (43,713)
  Net proceeds from sale of subsidiary stock . . . . . . . . . . . . . . . . . .                 - -         18,582
  Effect of deconsolidation on cash. . . . . . . . . . . . . . . . . . . . . . .                 - -        (25,118)
  Purchase of businesses, net of acquired cash . . . . . . . . . . . . . . . . .            (100,134)        38,357
  Sale of put warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28,302          5,688
  Purchase of call options . . . . . . . . . . . . . . . . . . . . . . . . . . .             (28,302)        (5,688)
                                                                                       -------------  -------------
        Net cash used for investing activities . . . . . . . . . . . . . . . . .            (173,886)      (133,398)
                                                                                       -------------  -------------
Cash Flows from Financing Activities:
  Principal payments on capital lease obligations and long-term debt . . . . . .                (699)       (21,795)
  Sale of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              60,949         41,383
  Purchases of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . .            (150,035)       (33,138)
                                                                                       -------------  -------------
        Net cash used for financing activities . . . . . . . . . . . . . . . . .             (89,785)       (13,550)
                                                                                       -------------  -------------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . .                (462)        (4,114)
                                                                                       -------------  -------------
Increase in Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . .                 703         48,045
                                                                                       -------------  -------------
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . . .       $     207,727  $     332,557
                                                                                       -------------  -------------
                                                                                       -------------  -------------


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

     The condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Certain amounts in the consolidated financial statements as of January 3, 1998 and for the three and nine months ended September 27, 1997, have been reclassified to conform with the 1998 presentation.

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

ACQUISITIONS

     In September 1998, the Company acquired all of the outstanding stock of Ambit Design Systems, Inc. (Ambit), a California corporation, for cash. The total purchase price was $255 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $250.9 million were acquired. The results of operations of Ambit and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over seven years.

     Management estimates that $214.4 million of the purchased intangibles was purchased in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Condensed Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology (Buildgates synthesis product architecture, Placement Knowledgeable Synthesis, data path compiler, and static timing engine) into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology is expected to be commercially viable in 1999. If these projects are not successfully developed, business, operating results, and financial condition of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     The following table represents unaudited consolidated pro forma information as if the Company and Ambit had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had the Company and Ambit been a combined company during the specified periods. The pro forma results include the effects of the amortization of intangible assets and adjustments to the income tax provision. The pro forma combined results exclude acquisition-related charges for purchased in-process technology related to Ambit.




                                                           Nine Months Ended
                                                      --------------------------
                                                     October 3,    September 27,
                                                        1998            1997
                                                    -------------  -------------
(In thousands)
Revenue. . . . . . . . . . . . . . . . . . . . . .  $     881,434  $     634,009
                                                    -------------  -------------
                                                    -------------  -------------

Net income . . . . . . . . . . . . . . . . . . . .  $      54,346  $     113,004
                                                    -------------  -------------
                                                    -------------  -------------

Net income per common share:
   Basic . . . . . . . . . . . . . . . . . . . . .  $        0.26  $        0.59
                                                    -------------  -------------
                                                    -------------  -------------
   Diluted . . . . . . . . . . . . . . . . . . . .  $        0.23  $        0.53
                                                    -------------  -------------
                                                    -------------  -------------


     In September 1998, the Company acquired Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc. (BLDA), for cash. The total purchase price was $58 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $60.6 million were acquired. The results of operations of BLDA and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

     Management estimates that $42.7 million of the purchased intangibles was purchased in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Condensed Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology (Formalcheck verification tool and Clover design rule checking and extraction tool) into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology is expected to be commercially viable in 2000. If these projects are not successfully developed, business, operating results, and financial condition of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     In March 1998, the Company acquired all of the outstanding stock of Excellent Design, Inc. (EXD), a Japanese corporation, for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $48.7 million were acquired. The results of operations of EXD and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

     Management estimates that $42 million of the purchased intangibles was purchased in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Condensed Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, business, operating results, and financial condition of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     In February 1998, the Company acquired all of the outstanding stock of Symbionics Group Limited (Symbionics), a U.K. corporation, for approximately
1 million shares of the Company's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $46 million were acquired. The results of operations of Symbionics and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

     Management estimates that $40 million of the purchased intangibles was purchased in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the Condensed Consolidated Statement of Income upon consummation of the acquisition. The value assigned to purchased in-process technology, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, business, operating results, and financial condition of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     Pro forma results of operations of BLDA, EXD, and Symbionics have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

COMPREHENSIVE INCOME (LOSS)

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in equity.

    A summary of comprehensive income (loss) follows:

                                                Three Months Ended            Nine Months Ended
                                          ----------------------------  ----------------------------
                                            October 3,   September 27,    October 3,   September 27,
                                               1998           1997          1998           1997
                                          -------------  -------------  -------------  -------------
(In thousands)
Net income (loss). . . . . . .            $    (192,762) $      55,301  $    (151,854) $     120,869
  Foreign currency translation
    adjustment . . . . . . . .                    1,830            393           (315)        (2,358)
                                          -------------  -------------  -------------  -------------
Comprehensive income (loss). .            $    (190,932) $      55,694  $    (152,169) $     118,511
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------



NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period, and for diluted net income (loss) per share, net income (loss) is divided by the weighted average shares of common stock outstanding and potential common shares during the period. Potential common shares included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, warrants, contingent issuances of common stock, and put warrants computed using the treasury stock method. For the periods in which the Company had losses, potential common shares from common stock options, warrants, contingent issuances of common stock, and put warrants are excluded from the computation of diluted net loss per share as their effects are antidilutive.

     The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:



                                                Three Months Ended            Nine Months Ended
                                          ----------------------------  ----------------------------
                                            October 3,   September 27,    October 3,   September 27,
                                               1998           1997          1998           1997
                                          -------------  -------------  -------------  -------------
(In thousands)
Weighted average common shares
  used to calculate basic net income
  (loss) per share . . . . . . . . . . .        212,292        204,168        211,505        190,432
  Options. . . . . . . . . . . . . . . .            - -         27,253            - -         24,222
  Warrants and other contingent
    common shares  . . . . . . . . . . .            - -            206            - -            240
  Puts . . . . . . . . . . . . . . . . .            - -            - -            - -             77
                                          -------------  -------------  -------------  -------------
Weighted average common and
  potential common shares used to
  calculate diluted net income (loss)
  per share  . . . . . . . . . . . . . .        212,292        231,627        211,505        214,971
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------



     Had the Company recorded net income for the three and nine months ended October 3, 1998, dilutive weighted outstanding options would have been 19 million and 22.5 million shares, respectively, and weighted outstanding warrants and other dilutive contingent shares would have been 0.6 million and
0.4 million shares, respectively.

REPRICING OF STOCK OPTIONS

     In order to continue to attract and retain employees, the Board of Directors authorized the repricing of options to purchase shares of common stock effective as of the close of business on September 4, 1998 to the then fair market value of $22.59 per share. Under the terms of the repricing, optionees were required to extend their existing vesting schedules in exchange for the repriced options. All repriced options maintained the same expiration terms. Approximately 3.7 million options were repriced under this program. The Board of Directors and Executive Officers were excluded from the repricing.

CREDIT FACILITY

     In October 1998, the Company entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks which allows the Company to borrow up to $355 million. The Facility is divided between a $177.5 million three year revolving credit facility (the Three Year Facility) and a $177.5 million 364-day revolving credit facility convertible to a three year term loan (the 364-Day Facility). The Three Year Facility expires September 29, 2001 and the 364-Day Facility will either expire on September 29, 1999, and be converted to a three year term loan with a maturity date of September 29, 2002, or at the option of the bank group, be renewed for an additional one year period. The Company has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.00%, based on a pricing grid tied to a financial covenant or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unutilized portions of the Three Year Facility at rates between 0.18% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364 Day Facility at a fixed rate of 0.10%. The 1998 Facility contains certain financial and other covenants. As of October 3, 1998, the Company had no outstanding borrowings under the 1998 Facility.

     In April 1996, the Company entered into a senior secured revolving credit facility (the 1996 Facility) which allowed the Company to borrow up to $120 million through April 1999. As a result of the Company securing the 1998 Facility, the 1996 Facility was terminated in September 1998.

FINANCING

     The Company has a customer finance program whereby it may transfer qualifying accounts receivables to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

     As part of its authorized repurchase programs, the Company has sold put warrants through private placements. At October 3, 1998, there were 5.4 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $20.88 to $35.14 per share. Additionally, during the same period, the Company purchased call options that entitle the Company to buy on a specified date one share of common stock at a specified price. At October 3, 1998, the Company had 3.8 million call options outstanding at prices ranging from $21.13 to $35.39 per share to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. The put warrants and call options outstanding at October 3, 1998 are exercisable on various dates through November 1999.

     If exercised, the put warrants will be settled with the issuance of stock equal to the difference between the exercise price and the fair value at the date of exercise. Accordingly, settlement of the put warrants could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may impact the price of the Company's common stock. At October 3, 1998, because the put warrants will be settled with stock, if exercised, no amount was classified out of stockholders' equity in the consolidated balance sheet. The effect of the exercise of these put warrants and call options is reported in stockholders' equity.

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

SUBSEQUENT EVENTS

     In October 1998, the Company began to draw on its 364-Day Facility to fund the acquisition of the outstanding shares of Ambit. As of November 7, 1998, the Company had $125 million outstanding under the 1998 Facility.

     In October 1998, the Company announced a restructuring for the fourth quarter of 1998 with a related charge estimated at approximately $36 million. This charge is required to cover expenses related to staff reductions of approximately 560 employees and facilities and program streamlining.

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

RESULTS OF OPERATIONS


   REVENUE
                                 Three Months Ended                           Nine Months Ended
                           ----------------------------                 ----------------------------
                             October 3,   September 27,                   October 3,   September 27,
                               1998           1997         % Change          1998          1997          % Change
                           -------------  -------------  -------------  -------------  -------------  -------------
(In millions)
Product. . . . . . .       $       173.3  $       135.5       28%       $       489.9  $       354.4       38%
Services . . . . . .                67.7           40.4       68%               184.7          113.7       62%
Maintenance. . . . .                67.6           59.0       15%               196.0          164.8       19%
                           -------------  -------------                 -------------  -------------
   Total revenue . .       $       308.6  $       234.9       31%       $       870.6  $       632.9       38%
                           -------------  -------------                 -------------  -------------
                           -------------  -------------                 -------------  -------------

   SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE
Product. . . . . . .            56%            58%                           56%            56%
Services . . . . . .            22%            17%                           21%            18%
Maintenance. . . . .            22%            25%                           23%            26%



     The increase in product revenue of $37.8 million and $135.5 million for the three and nine month periods ended October 3, 1998, respectively, when compared to the same periods of 1997, was attributable primarily to increased demand for products used by customers to develop integrated circuits (ICs) and deep submicron designs, including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

     Services revenue increased $27.3 million and $71 million in the three and nine month periods ended October 3, 1998, respectively, when compared to the same periods of 1997. The increase in services revenue was primarily the result of increased demand for the Company's services offerings throughout the world.

     The increase in maintenance revenue of $8.6 million and $31.2 million for the three and nine month periods ended October 3, 1998, respectively, as compared to the same periods of 1997, was attributable primarily to an increase in the Company's installed base of products and the sale of higher priced maintenance contracts which on average require higher support levels.

     Revenue from international sources was approximately $150.2 million and $134.2 million, or 49% and 57% of total revenue, for the third quarters of 1998 and 1997, respectively. For the nine month period ended October 3, 1998, revenue from international sources was $436 million, as compared to $336.3 million for the same period of 1997, representing 50% and 53%, respectively, of total revenue for each period. The increase in total revenue from international sources in the third quarter of 1998, as compared to the same period of 1997, was primarily attributable to revenue growth in Japan. Total revenue growth from international sources for the third quarter of 1998, was partially offset by a $9.1 million negative impact on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

   COST OF REVENUE
                                 Three Months Ended                           Nine Months Ended
                           ----------------------------                 ----------------------------
                             October 3,   September 27,                   October 3,   September 27,
                               1998           1997         % Change          1998          1997          % Change
                           -------------  -------------  -------------  -------------  -------------  -------------
(In millions)
Product. . . . . . .       $        15.6  $        11.3       39%       $        40.3  $        30.3       33%
Services . . . . . .       $        50.1  $        28.5       76%       $       138.1  $        80.6       71%
Maintenance. . . . .       $        12.3  $         7.0       75%       $        32.9  $        18.4       78%

   COST OF REVENUE AS A PERCENT OF RELATED REVENUE
Product. . . . . . .             9%             8%                            8%             9%
Services . . . . . .            74%            71%                           75%            71%
Maintenance. . . . .            18%            12%                           17%            11%


     Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and the amortization of goodwill and capitalized software development costs. Cost of product increased by $4.3 million and $10 million for the three and nine month periods ended October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to higher amortization costs associated with goodwill and capitalized software development costs and an increase in product royalty costs.

     Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services revenue increased by $21.6 million and $57.5 million for the three and nine month periods ended October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to the addition of services professionals by the Company, through acquisitions and increased hiring, and the continued investment in developing new services offerings. Services gross margins have been and may continue to be adversely affected by the cost of integrating new service professionals as well as the Company's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by the Company's inability to achieve operating efficiencies with its resources when implementing a growing number of services offerings.

     Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue increased by $5.3 million and $14.5 million for the three and nine month periods ended October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to additional costs associated with supporting a larger installed base of products, including products acquired, additional costs to provide higher support levels on a per customer basis, and establishing a new centralized customer response center.




   OPERATING EXPENSES
                                              Three Months Ended                             Nine Months Ended
                                          ----------------------------                 ----------------------------
                                            October 3,   September 27,                   October 3,   September 27,
                                              1998           1997         % Change          1998          1997          % Change
                                          -------------  -------------  -------------  -------------  -------------  -------------
(In millions)
Marketing and sales. . . . . . . .         $       76.1   $       63.3       20%        $      216.7   $      178.1       22%
Research and development . . . . .         $       44.9   $       35.9       25%        $      129.5   $      101.0       28%
General and administrative . . . .         $       16.7   $       14.3       17%        $       49.5   $       40.1       23%

   OPERATING EXPENSES AS A PERCENT OF TOTAL REVENUE
Marketing and sales. . . . . . . .             25%            27%                           25%            28%
Research and development . . . . .             15%            15%                           15%            16%
General and administrative . . . .              5%             6%                            6%             6%

     The increase in marketing and sales expenses of $12.8 million in the third quarter of 1998, as compared with the third quarter of 1997, was primarily the result of an increase of $10 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $4.1 million. The increase in marketing and sales expenses in the third quarter of 1998 was partially offset by a $1.9 million decrease resulting from the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar in the third quarter of 1998, as compared with the third quarter of 1997. For the nine month period ended October 3, 1998, as compared with the same period of 1997, the increase in marketing and sales expenses of $38.6 million was primarily the result of an increase of $25 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $6.5 million.

     The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $50.6 million and $40.2 million for the third quarters of 1998 and 1997, respectively, representing 16% and 17% of total revenue, respectively. The increase in net research and development expenses for the third quarter of $9 million was primarily attributable to employee related costs of $3.9 million due to increased headcount and facilities costs of $3.2 million. The Company capitalized $5.7 million and $4.3 million of software development costs for the third quarters of 1998 and 1997, respectively, which represented 11% of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. The increase in net research and development expenses of $28.5 million for the nine month period ended October 3, 1998, as compared with the same period of 1997, was primarily the result of an increase of $16.1 million in employee related expenses attributable to increased headcount, facilities costs of $9.8 million and management information systems costs of $5.5 million, partially offset by an increase in the capitalization of software development costs of $6.2 million. For the nine month periods ended October 3, 1998 and September 27, 1997, the Company capitalized $17.3 million and $11.1 million of software development costs, which represented 12% and 10%, respectively, of total research and development expenditures made in each of those periods. The increase resulted primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

     General and administrative expenses increased by $2.4 million and $9.4 million for the three and nine month periods ended October 3, 1998, respectively, as compared to the same periods of 1997. This was primarily attributable to an increase in bad debt expense of $1.2 million and $3.1 million, consulting services fees of $0.7 million and $2.4 million, and employee related expenses of $0.2 million and $1.9 million, for the three and nine month periods ended October 3, 1998, respectively, as compared to the same periods of 1997.

     UNUSUAL ITEMS

     Described below are unusual items and restructuring charges during the three months ended October 3, 1998. There were no unusual items in the three month period ended September 27, 1997.


                                                                 Three Months Ended            Nine Months Ended
                                                         ----------------------------  ----------------------------
                                                           October 3,   September 27,    October 3,   September 27,
                                                              1998           1997           1998           1997
                                                         -------------  -------------  -------------  -------------
(In millions)
Write-off of in-process research and development . . .   $       257.5  $         - -  $       339.5  $         4.9
Restructuring charges. . . . . . . . . . . . . . . . .            20.8            - -           24.8           29.2
                                                         -------------  -------------  -------------  -------------
                                                         $       278.3  $         - -  $       364.3  $        34.1
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------



     During the nine months ended October 3, 1998, the Company made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. A summary of purchase acquisitions for the nine months ended October 3, 1998, follows:


                                                                                    Purchased
                                                                                    Technology
Entity Name:                        Purchase Price       Purchase Date                Charge
                                    --------------       -------------        ------------------
(In millions)
    Ambit Design Systems, Inc.           $  255.0        September 1998             $  214.4
    Bell Labs' Integrated Circuit
     Design Automation Group             $   58.0        September 1998             $   42.7
    Symbionics Group Limited             $   46.1        February 1998              $   40.0
    Excellent Design, Inc.               $   40.9          March 1998               $   42.0


     In September 1998, the Company acquired all of the outstanding stock of Ambit Design Systems, Inc. (Ambit), a California corporation, for cash. The total purchase price was $255 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $250.9 million were acquired.

     Upon consummation of the Ambit acquisition, the Company immediately expensed $214.4 million representing purchased in-process technology that had not yet reached technological feasibility and has no alternative future use (see Notes to Condensed Consolidated Financial Statements). The value was determined by estimating the costs to develop the purchased in-process technology (Buildgates synthesis product architecture, Placement Knowledgeable Synthesis, Data Path Compiler, and Static Timing engine) into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology is expected to be commercially viable in 1999.

     In September 1998, the Company acquired Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc. (BLDA), for cash. The total purchase price was $58 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $60.6 million were acquired.

     Upon consummation of the BLDA acquisition, the Company immediately expensed $42.7 million representing purchased in-process technology that had not yet reached technological feasibility and has no alternative future use (see Notes to Condensed Consolidated Financial Statements). The value was determined by estimating the costs to develop the purchased in-process technology (Formalcheck verification tool and Clover design rule checking and extraction tool) into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology is expected to be commercially viable in 2000.

     The resulting net cash flows from such projects are based on the Company management's estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the following assumptions:

     The revenue projections are based on the potential market size that the projects are addressing, the Company's ability to gain market share in these segments, and the life cycle of in-process technology.

These estimates also include anticipated growth related to the Company's utilization of the acquired technologies in conjunction with the Company's products, the Company's marketing and distribution of the resulting products through its resellers, and the Company's enhancement to the acquired products by providing incremental financial support and stability. Estimated total revenues from the purchased in-process product areas peak in years 2003-2004 and decline rapidly in 2005-2006 as other new products are expected to enter the market. In addition, a portion of the anticipated revenues has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $26.4 million and $17.6 million related to the Ambit and BLDA acquisitions, respectively. There can be no assurances that these assumptions will prove accurate, or that the Company will realize the anticipated benefit of the acquisition. See "Factors That May Affect Future Results -- Risks of Mergers and Acquisitions."

     The net cash flows generated from the in-process technology are expected to benefit from economies of scale through leveraging the Company infrastructure (i.e., sales through existing channels at lower direct selling costs, consolidated marketing and advertising programs, and a fully scaled general and administrative structure), although there can be no assurance such economies of scale will be achieved or benefits will be realized. Earnings before interest, taxes, and depreciation are estimated to be approximately
54% to 61% for the sales generated from in-process technology. The Company's corporate tax rate (28.5%) is used in determining the net free cash flows.

     The discount of the net cash flows to their present value is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of the enterprise. The WACC assumed for the Company, as a corporate business enterprise, is 11% to 12%. The discount rate used to discount the net cash flows from purchased in-process technology is 20% to 25%. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

     If these projects are not successfully developed, the Company's business, operating results, and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

     Unusual items also include restructuring charges of $20.8 million for the three month period ended October 3, 1998, for the reduction in personnel associated with the integration of its services organization and the consolidation of facilities. In connection with the restructuring activities, the Company reduced its workforce by approximately 101 employees. The majority of the restructuring charges will be utilized during 1998, with the exception of facility costs which will be paid out through the year 2008, and some severance costs and other restructuring charges to be paid during 1999.

     In February 1998, the Company acquired all of the outstanding stock of Symbionics Group Limited (Symbionics), a U.K. corporation, for approximately 1 million shares of the Company's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $46 million were acquired. Upon consummation of the Symbionics acquisition, the Company immediately expensed $40 million representing purchased in-process technology that had not yet reached technological feasibility and has no alternative future use (see Notes to Condensed Consolidated Financial Statements).

     In March 1998, the Company acquired all of the outstanding stock of Excellent Design, Inc. (EXD), a Japanese corporation, for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $48.7 million were acquired. Upon consummation of the EXD acquisition, the Company immediately expensed $42 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Notes to Condensed Consolidated Financial Statements).

     Included in unusual items for the nine month period ended September 27, 1997 was a $4.9 million write-off of in-process technology associated with an acquisition and a $29.2 million restructuring charge due to the Company's merger with High Level Design Systems, Inc. and Cooper and Chyan Technology, Inc., its reorganization into business units, and expenses to restructure the Company's international business operations.

OTHER INCOME, NET AND INCOME TAXES

     Other income, net of other expenses, decreased by $3.1 million for the three month period ended October 3, 1998, as compared to the same period of 1997, primarily due to a decrease in interest income of $2.1 million and a higher interest expense of $0.6 million. For the nine month period ended October 3, 1998, other income, net of other expenses, decreased by $15.9 million, as compared to the same period of 1997, primarily due to the $13.1 million gain on the sale of stock recorded in the first quarter of 1997 and a decrease in interest income of $4 million.

     The Company's estimated effective tax rate in the three and nine month periods ended October 3, 1998 was 28.5%, excluding the effect of the write-offs of in-process technology of $82 million and $214.8 million in the first and third quarters of 1998, respectively, which is not deductible for income tax purposes. This compares to 30% for the same periods of the prior year. The decrease in the effective rate was due to the difference in tax rates between domestic and foreign operations.

YEAR 2000 UPDATE

     Year 2000 computer issues create risks for the Company, the full extent and scope of such risks have not yet been fully assessed. In the event that internal products and systems, or those products and systems provided or utilized by third parties do not correctly recognize and process date data information beyond the year 1999, material adverse effects on the Company's business, operating results, and financial condition could result.

     To address Year 2000 issues, the Company has initiated a program designed to address the most critical Year 2000 items that would affect the Company's products, its worldwide business systems, and the operations of the following functions: research and development, finance, sales, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel. The Company is also creating a plan to work with critical suppliers to determine that such suppliers' operations and the products and services they provide the Company are Year 2000 capable or to monitor their progress towards Year 2000 capability. The Company has not commenced work on contingency plans to address potential problems with its internal systems or the systems of its supplier and customers or other third parties.

     In 1995, the Company commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc.
(SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems are targeted at bringing approximately seventy percent (70%) of the Company's business computer systems into Year 2000 compliance. In addition, in September 1997, the Company commenced an investigation of the condition of Year 2000 readiness of all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues.
As of June 1998, of the 60 business application systems that had been identified, 50 had been modified or replaced and determined to be Year 2000 ready. Recently, the Company has identified additional areas requiring Year 2000 assessment, remediation, and testing, specifically software interfaces and applications used to interact with vendors, as well as applications that are unique to the various international operations. The Company expects that all business critical applications shall be Year 2000 ready by the fourth quarter of 1999.

     In 1997, the Company commenced a program to inventory, assess, remediate, and test the Year 2000 capability of the Cadence software products. As a result of those efforts, the Company believes the most current release of Cadence software products are Year 2000 Compliant. The Company defines the term "Year 2000 Compliant" to mean that the software will not: (a) cease to perform due solely to a change in date to or after January 1, 2000, nor (b) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values, and date data interfaces. Cadence continues to further validate current products, new releases for such products, as well as new products, products acquired through acquisitions, and releases through testing and code reviews. There is no assurance that products acquired through acquisition, such as Ambit and BLDA products, are Year 2000 Compliant. All Cadence Year 2000 activities concerning the Company's current products are expected to be completed by October 1999.

     In July 1998, the Company established a cross functional Year 2000 project team to identify and resolve all remaining Year 2000 readiness issues. The primary remaining issues consist of assessing the Year 2000 impact for outside vendors, customers, and facilities as well as the remaining 30% of the internal business systems that are not yet assessed as Year 2000 ready. Project plans are being developed and will include the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. It is expected that all Year 2000 project plans and 1999 budgets will be completed by the first quarter of 1999 and the remaining inventories completed by the end of the second quarter of 1999. This effort will be followed by each business function conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered. The assessment efforts are estimated to be completed by the second quarter of 1999. The remediation (modification or replacement of existing software or systems) and the testing phases of the project plans are expected to take place throughout most of 1999 and are estimated to be completed, for all business critical items, by the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000.

     It is estimated that the 1999 budget for Year 2000 related costs to resolve remaining readiness issues will be approximately $15 million. The costs of implementing the SAP, PeopleSoft, and Siebel business application systems are not included in these cost estimates. The total cost associated with required modifications to become Year 2000 ready is not expected to have a material adverse effect on the Company's business, operating results and financial condition. The Company's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for the required modifications to become Year 2000 ready. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

     Readers are cautioned that the foregoing discussion regarding Year 2000 computer issues contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of a final Year 2000 project plan for the remaining internal business systems that are not yet assessed as Year 2000 ready, the Company is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on the Company's business, operating results or financial condition. The Company's programs addressing Year 2000 computer issues is expected to reduce the Company's level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations, suppliers, customers, and other third-parties. In addition, the Company believes that the current Year 2000 activities surrounding the Company's software products and internal systems have reduced the risk of any disruption caused by any Year 2000 issues in these areas.

SINGLE EUROPEAN CURRENCY

     The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period ending January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 1999, and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's business, operating results, and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

     At October 3, 1998, the Company's principal sources of liquidity consisted of $246 million of cash, cash equivalents, and short-term investments, compared to $304.2 million at January 3, 1998, and a new $355 million senior unsecured credit facility. As of November 7, 1998, the Company had borrowings of $125 million under the credit facility.

     Cash generated from operating activities increased $65.7 million for the nine months ended October 3, 1998, as compared to the nine months ended September 27, 1997. The increase was due primarily to increases in net income excluding unusual items and certain other non-cash charges, partially offset by changes in the balances of operating assets and liabilities. An important contributor to the increase was the Company's software financing program, whereby interests in the Company's qualified accounts receivables are transferred to third party financial institutions on a non-recourse basis in exchange for cash.

     At October 3, 1998, the Company had working capital of $8.6 million compared with $340.3 million at January 3, 1998. Working capital reductions were generated primarily by an increase in current liabilities, due primarily to the $253 million payable to Ambit shareholders, and a decrease in cash and short-term investments of $58.2 million. The decrease in cash was primarily due to the repurchase of the Company's stock, capital expenditures, and acquisitions, partially offset by cash generated from operations.

     In addition to its short-term investments, the Company's primary investing activities were acquisitions, purchases of property and equipment, purchases of software, intangibles, and other assets, and the capitalization of software development costs that in the aggregate represented $232.8 million and $78.8 million of cash used for investing activities in the nine months ended October 3, 1998 and September 27, 1997, respectively. Also contributing to cash from investing activities for the nine month period ended September 27, 1997, were net proceeds related to the sale of Integrated Measurement Systems, Inc. (IMS) stock of $18.6 million, which was partially offset by the loss to the Company of IMS cash of $9.5 million due to deconsolidation.

     As part of its authorized stock repurchase programs, the Company has sold put warrants and purchased call options through private placements. The Company has a maximum potential obligation related to put warrants at October 3, 1998 to buy back 5.4 million shares of its common stock at an aggregate price of approximately $144 million through November 1999.

     Anticipated cash requirements for the remainder of 1998 include the purchase of treasury stock through the exercise of call options for the Company's stock repurchase programs, disbursements to Ambit shareholders of approximately $253 million, and the contemplated additions of property, plant, and equipment of approximately $25 million.

     As part of its overall investment strategy, the Company has committed to participating in a venture capital partnership as a limited partner. The Company's total committed investment of at least $50 million will be made over the next three to four years. As of October 3, 1998, the Company had contributed approximately $27.3 million, which is reflected in other non-current assets in the accompanying condensed consolidated balance sheet, net of operating losses.

     The Company anticipates that current cash and short-term investment balances, cash flows from operations, and the $355 million credit facility will be sufficient to meet its working capital requirements on a short- and long-term basis.

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

  HIGHLY COMPETITIVE MARKET

     The Company operates in the highly competitive EDA industry and in the emerging commercial electronics design and consulting markets. The EDA industry continues to be characterized by falling prices, rapid technological change, and new market entrants. The Company's success is dependent upon its ability to develop innovative, cost competitive EDA software products and take them to market in a timely manner. The Company competes with a number of companies, including Avant! Corporation, Mentor Graphics Corp., Synopsys, Inc., and Zuken-Redac. The Company also experiences competition from manufacturers of electronic devices that have developed and/or have the capability to develop their own EDA software. Some of these companies may have substantially greater financial, marketing, and technological resources than the Company.

     The EDA industry has relatively low barriers to entry, and, therefore, the number of the Company's actual and potential competitors is significant. A potential competitor that possesses the necessary knowledge of electronic circuit and systems design, production, and operations could develop competitive EDA tools using a moderately priced computer workstation and take such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable products. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and take new products to market in a timely manner and achieve market acceptance of its products. Failure to do so may have a material adverse effect on the Company's business, operating results, and financial condition.

     In the electronics design and consulting markets, the Company competes with numerous EDA and other consulting companies. This emerging market represents the outsourcing of an activity by electronics manufacturers that has traditionally been performed in house, and is thus subject to the customers' "make versus buy" decisions. As a result, the Company's services business must also compete with the internal design capabilities of manufacturers of electronic devices, many of which have substantially greater financial, marketing, and technological resources than the Company. Therefore, the Company's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, competitive prices, a quicker response or a combination of these factors. There can be no assurance the Company will be able to effectively compete in this area, and any failure to compete in the electronic design and consulting market may have a material adverse effect on the Company's business, operating results, and financial condition.

     The electronics design and consulting service businesses have relatively low barriers to entry and, therefore, EDA and other electronics companies and management consulting firms have entered and may continue to enter into this market. The pricing model for services is susceptible to supply and demand volatility for labor as well as the Company's continuing ability to provide competitive time-to-market benefits to its customers. Some of the Company's current and potential competitors in the electronics design and consulting services businesses may have substantially greater financial, marketing, and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully in these businesses, and any failure to compete in this business may have a material adverse effect on the Company's business, operating results, and financial condition.

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

  RISKS OF INTERNATIONAL OPERATIONS

     The Company expects that international revenues will continue to account for a significant portion of its total revenues. The Company's international operations involve a number of risks normally associated with such operations including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, currency conversion risks, limitations on repatriation of earnings, reduced protection of intellectual property rights, the impact of possible recessionary environments in economies outside the U.S., longer receivables collection periods and greater difficulty in accounts receivable collection, difficulties in managing foreign operations, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, and move to a single European currency. In addition, political or economic conditions in a specific country or region, government spending factors and natural disasters could have a material adverse impact on the Company's future international business as well as the Company's international operations. Currency exchange fluctuations in countries in which the Company conducts business could also materially adversely affect the Company's business, operating results, and financial condition. A portion of the Company's international revenues are derived from Asia. Recent economic uncertainty and related weakening of foreign currencies has had, and may continue to have an adverse effect on the Company's revenues and operating results. The Company enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Although the Company attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may have a material adverse impact on the Company's consolidated results of operations.

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

     Because of the existence of a large number of patents in the EDA industry and the rapid rate of issuance of new patents, it is not economically practicable to determine in advance whether a product or any of its components infringes patent rights of others. From time to time, Cadence receives notices from or is sued by third parties regarding patent or other intellectual property claims or is called upon to defend or indemnify a customer against such a claim of a third party. If infringement is alleged, Cadence believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Cadence's business, operating results, and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that Cadence would prevail in any such challenge. Many of Cadence's products are designed to include software or other intellectual property licensed from third parties, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on Cadence's business, operating results, and financial condition.

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

  YEAR 2000 COMPLIANCE

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of a final Year 2000 project plan for the remaining internal business systems that are not yet assessed as Year 2000 ready, the Company is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on the Company's business, operating results or financial condition. The Company's programs addressing Year 2000 computer issues, described under "Year 2000 Update," are expected to reduce the Company's level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations, suppliers, customers, and other third-parties. In addition, the Company believes that the current Year 2000 activities relating to the Company's software products and internal systems have reduced the risk of any disruption caused by any Year 2000 issues in these areas.

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

     The table below presents the carrying value and related weighted average interest rates for the Company's investment portfolio. The carrying value approximates fair value at October 3, 1998. All investments mature in one year or less.


                                                                  Carrying     Average
                                                                   Value    Interest Rate
                                                                 ---------- -------------
(In millions, except for average interest rates)
Investment Securities:
   Cash equivalents-fixed rate . . . . . . . . . . . . . . .      $    31.2         5.18%
   Short-term investments-fixed rate . . . . . . . . . . . .           36.1         5.75%
   Short-term investments-variable rate. . . . . . . . . . .            2.0         5.60%
                                                                  ---------
      Total investment securities. . . . . . . . . . . . . .           69.3         5.49%
   Cash equivalents-variable rate. . . . . . . . . . . . . .           48.4         4.78%
                                                                  ---------
      Total interest bearing instruments . . . . . . . . . .      $   117.7         5.20%
                                                                  ---------
                                                                  ---------


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

     The table below provides information as of October 3, 1998 about the Company's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature in less than thirty days.


                                                                                             Average
                                                                             Notional       Contract
Forward Contracts:                                                            Amount          Rate
                                                                             --------       --------
   (In millions, except for average contract rates)
   Japanese yen. . . . . . . . . . . . . . . . . . . . . . .                 $   32.7         143.61
   French francs . . . . . . . . . . . . . . . . . . . . . .                 $   (5.7)          5.93
   Italian lira. . . . . . . . . . . . . . . . . . . . . . .                 $    4.6       1,749.28
   German deutschemarks. . . . . . . . . . . . . . . . . . .                 $    4.3           1.77
   Canadian dollars. . . . . . . . . . . . . . . . . . . . .                 $   (3.9)          1.52



     The unrealized gain (loss) on the outstanding forward contracts at October 3, 1998 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at October 3, 1998 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

  EQUITY PRICE RISK

     The Company, as part of its authorized repurchase program, has purchased call options that entitle the Company to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic repurchase programs. Additionally, the Company has sold put warrants through private placements.

     The table below provides information at October 3, 1998 about the Company's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through November 1999.

                                                                               1998           1999        Estimated
                                                                             Maturity       Maturity     Fair Value
                                                                             --------       --------     ----------
(Shares and contract amounts in millions)
Put Warrants:
   Shares. . . . . . . . . . . . . . . . . . . . . . . . . .                      1.2            4.2
   Weighted average strike price . . . . . . . . . . . . . .                 $  24.34       $  27.22
   Contract amount . . . . . . . . . . . . . . . . . . . . .                 $   29.7       $  114.3        $  25.2
Call Options:
   Shares. . . . . . . . . . . . . . . . . . . . . . . . . .                      0.9            2.9
   Weighted average strike price . . . . . . . . . . . . . .                 $  24.47       $  27.19
   Contract amount . . . . . . . . . . . . . . . . . . . . .                 $   20.8       $   78.8         $  8.8


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

     INTEREST RATE SWAP RISK

     The Company entered into a 4.8% fixed interest rate swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a certain financing institution on a non-recourse basis. At October 3, 1998 the maturity distribution of the $26 million notional amount was in quarterly installments of approximately $2 million commencing in January 1999 and ending in October 2001. The estimated fair value at October 3, 1998 was negligible.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time the Company is involved in various disputes and litigation matters which arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contracts, distribution arrangements, and employee relations matters.

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

     On April 19, 1996, the Company filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. In an order issued on December 19, 1997, as modified on January 26, 1998, the district court entered an injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing, or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. On February 19, 1998, Avant! filed a petition for WRIT OF CERTIORAI to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. On April 17, 1998, the Company filed its opposition to Avant!'s Petition with the Supreme Court. That petition was denied without comment by the United States Supreme Court. On July 9, 1998, Cadence filed additional motions seeking to enjoin further sale of Avant!'s Aquarius products on copyright and trade secret grounds. The Court currently is considering those motions.

     By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5 million bond, in light of criminal proceedings pending against Avant! and several of its executives. On July 9, 1998, the Company filed a motion requesting that the stay be lifted. The Court is currently considering that motion. The District Court has not yet set a trial date. The Company intends to pursue its claim vigorously.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     EXHIBIT
     NUMBER                        EXHIBIT TITLE
     ------                        -------------
     10.45     Revolving Credit Agreement, dated September 30, 1998, by and between ABN-AMBRO Bank and the Registrant.

     10.46     Amendment, dated October 16, 1998, to the Revolving Credit
               Agreement, by and between ABN-AMRO Bank and the Registrant
               (Exhibit 10.45).

     10.47 Agreement and Plan of Reorganization, dated September 3, 1998, by and among the Registrant, Ambit Design Systems, Inc., and
               Adirondack Transaction Corp. (incorporated by reference to
               Exhibit 2.01 to the September 30, 1998 Form 8-K).

     27.01     Financial data schedule for the period ended October 3, 1998.

(b)  Reports on Form 8-K:

          On July 21, 1998, the Registrant filed a Current Report on Form 8-K reporting that the Company issued shares of common stock and the related acquisition of Esperan Limited, a United Kingdom corporation.

          On September 30, 1998, the Registrant filed a Current Report on Form 8-K reporting the Company's completion of the acquisition of Ambit Design Systems, Inc.

          On September 30, 1998, the Registrant filed a Current Report on Form 8-K reporting the Company's completion of the acquisition of certain assets and liabilities of Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies, Inc.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CADENCE DESIGN SYSTEMS, INC.
                                   (REGISTRANT)

DATE:     November 13, 1998        By:  /s/ John R. Harding
      -------------------------         -------------------------------------
                                        JOHN R. HARDING
                                        President and Chief Executive Officer



DATE:     November 13, 1998        By:  /s/ H. Raymond Bingham
      -------------------------         -------------------------------------
                                        H. RAYMOND BINGHAM
                                        Executive Vice President
                                        and Chief Financial Officer