Form 10-Q/A
period 1998-04-04
CADENCE DESIGN SYSTEMS INC
filed 1999-04-02
CIK 813672

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________
                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X       No
                                               ---------      ---------

     At May 8, 1998, there were 212,052,011 shares of the registrant's Common Stock, $0.01 par value outstanding.

================================================================================

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX


                                                                                                    Page
                                                                                                    ----
PART  I.     FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets:
               April 4, 1998 and January 3, 1998..................................................   3

             Condensed Consolidated Statements of Operations:
               Three Months Ended April 4, 1998 and March 29, 1997................................   4

             Condensed Consolidated Statements of Cash Flows:
               Three Months Ended April 4, 1998 and March 29, 1997................................   5

             Notes to Condensed Consolidated Financial Statements.................................   6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................  11

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................  22

PART  II.    OTHER INFORMATION

  Item 1.    Legal Proceedings....................................................................  25

  Item 5.    Other Information....................................................................  25

  Item 6.    Exhibits and Reports on Form 8-K.....................................................  26

Signatures   .....................................................................................  27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             ASSETS
                                                                                               April 4,           January 3,
                                                                                                 1998                1998
                                                                                          ------------------  ------------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents...........................................................          $  179,215          $  207,024
   Short-term investments..............................................................             113,258              97,180
   Receivables, net....................................................................             203,222             205,006
   Prepaid expenses and other..........................................................              75,715              99,849
                                                                                                 ----------          ----------
      Total current assets.............................................................             571,410             609,059

Property, plant, and equipment, net....................................................             218,070             197,421
Software development costs, net........................................................              14,563              15,068
Acquired intangibles, net..............................................................              55,949              10,117
Other non-current assets...............................................................             199,129             192,185
                                                                                                 ----------          ----------
                                                                                                 $1,059,121          $1,023,850
                                                                                                 ==========          ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...................................................          $      695          $      794
   Accounts payable and accrued liabilities............................................             126,898             156,426
   Income taxes payable................................................................               2,874               5,161
   Deferred revenue....................................................................             117,033             106,414
                                                                                                 ----------          ----------
      Total current liabilities........................................................             247,500             268,795
                                                                                                 ----------          ----------

Long-term liabilities:
   Long-term debt......................................................................                 759               1,599
   Deferred income taxes...............................................................               3,795             - - - -
   Minority interest liability.........................................................                 281                 121
   Other long-term liabilities.........................................................              31,477              26,238
                                                                                                 ----------          ----------
      Total long-term liabilities......................................................              36,312              27,958
                                                                                                 ----------          ----------

Stockholders' equity:
   Preferred stock.....................................................................             - - - -             - - - -
   Common stock and capital in excess of par value.....................................             561,090             502,602
   Treasury stock at cost (6,367 and 6,739 shares, respectively).......................            (105,996)            (97,285)
   Retained earnings...................................................................             328,575             328,934
   Accumulated other comprehensive loss................................................              (8,360)             (7,154)
                                                                                                 ----------          ----------
      Total stockholders' equity.......................................................             775,309             727,097
                                                                                                 ----------          ----------
                                                                                                 $1,059,121          $1,023,850
                                                                                                 ==========          ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                          -------------------------------------
                                                                                               April 4,           March 29,
                                                                                                 1998               1997
                                                                                          ------------------  -----------------
Revenue:
 Product................................................................................           $154,049            $107,956
 Services...............................................................................             52,302              33,753
 Maintenance............................................................................             63,872              54,577
                                                                                                   --------            --------

   Total revenue........................................................................            270,223             196,286
                                                                                                   --------            --------

Costs and expenses:
 Cost of product........................................................................             11,844               8,868
 Cost of services.......................................................................             39,601              24,194
 Cost of maintenance....................................................................             10,343               6,494
 Amortization of acquired intangibles...................................................                546                 431
 Marketing and sales....................................................................             69,245              59,012
 Research and development...............................................................             41,707              33,325
 General and administrative.............................................................             16,521              13,243
 Unusual items..........................................................................             60,857              11,748
                                                                                                   --------            --------

   Total costs and expenses.............................................................            250,664             157,315
                                                                                                   --------            --------

     Income from operations.............................................................             19,559              38,971

Other income, net.......................................................................              2,619              15,181
                                                                                                   --------            --------

     Income before provision for income taxes...........................................             22,178              54,152

Provision for income taxes..............................................................             22,537              17,142
                                                                                                   --------            --------

     Net income (loss)..................................................................           $   (359)           $ 37,010
                                                                                                   ========            ========

Basic net income (loss) per share.......................................................           $- - - -            $   0.19
                                                                                                   ========            ========
Diluted net income (loss) per share.....................................................           $- - - -            $   0.16
                                                                                                   ========            ========

Weighted average common shares outstanding..............................................            210,014             198,275
                                                                                                   ========            ========
Weighted average common and potential common shares outstanding assuming dilution.......            210,014             224,737
                                                                                                   ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                          --------------------------------------
                                                                                               April 4,           March 29,
                                                                                                 1998                1997
                                                                                          ------------------  ------------------
Cash and Cash Equivalents at Beginning of Period                                                  $ 207,024            $289,118
                                                                                                  ---------            --------
Cash Flows from Operating Activities:
 Net income (loss)......................................................................               (359)             37,010
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization........................................................             18,854              13,787
   Deferred income taxes................................................................              3,961                (905)
   Write-offs of equipment and other assets, net........................................                903              (2,074)
   Write-off of in-process technology....................................................            56,900               4,860
   Change in other long-term liabilities and minority interest expense..................              4,817             (12,421)
   Gain on sale of subsidiary stock.....................................................            - - - -             (13,061)
   Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
     Accounts receivable................................................................              7,714              25,251
     Prepaid expenses and other.........................................................             23,390               1,502
     Installment contract receivables...................................................             (4,126)            - - - -
     Accrued liabilities and payables...................................................            (43,632)              1,880
     Income taxes payable...............................................................             23,649              11,209
     Deferred revenue...................................................................             10,543              (4,551)
                                                                                                  ---------            --------
       Net cash provided by operating activities........................................            102,614              62,487
                                                                                                  ---------            --------

Cash Flows from Investing Activities:
 Maturities of short-term investments held-to-maturity..................................             24,180             - - - -
 Purchases of short-term investments held-to-maturity...................................            (23,258)            (12,028)
 Maturities of short-term investments available-for-sale................................            189,150             - - - -
 Purchases of short-term investments available-for-sale.................................           (206,150)             (4,970)
 Purchases of property, plant, and equipment............................................            (30,890)            (24,590)
 Capitalization of software development costs...........................................             (5,453)             (3,259)
 Increase in acquired intangibles and other assets......................................            (15,024)             (2,076)
 Net proceeds from sale of subsidiary stock.............................................            - - - -              18,582
 Effect of deconsolidation on cash......................................................            - - - -              (9,536)
 Purchase of businesses, net of acquired cash...........................................            (51,313)            - - - -
 Sale of put warrants...................................................................            - - - -               2,443
 Purchase of call options...............................................................            - - - -              (2,443)
                                                                                                  ---------            --------
       Net cash used for investing activities...........................................           (118,758)            (37,877)
                                                                                                  ---------            --------

Cash Flows from Financing Activities:
 Principal payments on capital lease obligations and long-term debt.....................               (879)             (1,592)
 Increase in leases and other debt......................................................            - - - -                 794
 Sale of common stock...................................................................             23,559              18,956
 Purchases of treasury stock............................................................            (33,010)            (10,603)
                                                                                                  ---------            --------
       Net cash provided by (used for) financing activities.............................            (10,330)              7,555
                                                                                                  ---------            --------

Effect of exchange rate changes on cash.................................................             (1,335)             (1,791)
                                                                                                  ---------            --------
Increase (decrease) in Cash and Cash Equivalents........................................            (27,809)             30,374
                                                                                                  ---------            --------
Cash and Cash Equivalents at End of Period..............................................          $ 179,215            $319,492
                                                                                                  =========            ========

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

Restatement of Financial Statements

     In May 1997, the Company merged with Cooper & Chyan Technology, Inc. (CCT), whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. The merger was accounted for using the pooling of interest method of accounting. At the time of this transaction, the Company believed that the operations of CCT were not material to the Company's consolidated operations and financial position. Therefore, prior-period consolidated financial statements were not restated and the results of CCT were only recorded in the Company's consolidated financial statements prospectively from the date of acquisition. Following discussions with the staff of the Securities and Exchange Commission, Cadence has restated all prior period financial statements as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting disclosures. Reconciliation of the current condensed consolidated financial statements and previously reported information is presented below:

                                         Three Months Ended
                                  --------------------------------
                                           March 29, 1997
                                  --------------------------------
                                           (In thousands)
Revenue
-------
    Cadence                                              $187,548
    CCT                                                     8,738
                                                         --------
    Combined and restated                                $196,286
                                                         ========

Net Income (Loss)
-----------------
    Cadence                                              $ 37,122
    CCT                                                      (112)
                                                         --------
    Combined and restated                                $ 37,010
                                                         ========

     In March 1998, the Company acquired Excellent Design, Inc. (EXD) and in February 1998, the Company acquired Symbionics Group Limited (Symbionics). The acquisitions were accounted for as business combinations using the purchase method of accounting. The estimated fair value of the in-process technology (IPR&D), of $42.0 million and $40.0 million for EXD and Symbionics, respectively, was charged to expense in the quarter ended April 4, 1998 (the period in which the acquisition was consummated). Subsequent to the Securities and Exchange Commission's letter to the AICPA, dated September 9, 1998, regarding its views on IPR&D, the Company had discussions with the staff of the Securities and Exchange Commission and revised the purchase price allocations and restated its financial statements. As a result, the Company has made adjustments to decrease the amounts previously expensed as IPR&D in 1998 and to increase goodwill and intangible assets by similar amounts.

       The effect of these adjustments on the previously reported condensed consolidated financial statements follows:


                                                     For the Three Months
                                                      Ended April 4, 1998
                                                  -------------------------
                                                  As Reported   As Restated
                                                  -----------  ------------
                                                       (In thousands)
 Cost of product................................     $ 12,337      $ 11,844
 Cost of services...............................     $ 39,654      $ 39,601
 Amortization of acquired intangibles...........     $- - - -      $    546
 Unusual items..................................     $ 85,957      $ 60,857
 Total costs and expenses.......................     $275,764      $250,664
 Provision for income taxes.....................     $ 22,537      $ 22,537
 Net loss.......................................     $(25,459)     $   (359)
 Basic net loss per share.......................     $  (0.12)     $- - - -
 Diluted net loss per share.....................     $  (0.12)     $- - - -

                                                                                  As of April 4, 1998
                                                                   ------------------------------------------------
                                                                         As Reported              As Restated
                                                                   -----------------------  -----------------------
                                                                                    (In thousands)
 Acquired intangibles, net.......................................             $ 27,054                 $ 55,949
 Deferred income taxes...........................................             $- - - -                 $  3,795
 Retained earnings...............................................             $303,475                 $328,575

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

     Management estimates that $28.4 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statements of operations upon consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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

     Management estimates that $28.5 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statements of operations upon consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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

     A summary of comprehensive income (loss) follows:


                                            April 4, 1998    March 29, 1997
                                           ---------------  ----------------
                                                     (In thousands)
Net income (loss)........................      $  (359)        $37,010
Translation loss.........................       (1,206)         (3,839)
                                                -------        -------
Comprehensive income (loss)..............      $(1,565)        $33,171
                                                =======        =======

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

     The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:


                                                                   April 4, 1998    March 29, 1997
                                                                  ---------------  ----------------
                                                                           (In thousands)
Weighted average common shares used to calculate
 basic net income (loss) per share..............................      210,014          198,275

 Options........................................................      - - - -           26,140
 Warrants and other contingent shares...........................      - - - -              322
                                                                      -------          -------
Weighted average common and potential common shares
 used to calculate diluted net income (loss) per share..........      210,014          224,737
                                                                      =======          =======

     Had the Company recorded net income in the first quarter of 1998, dilutive weighted outstanding options would have been 24.7 million shares and weighted outstanding warrants and other dilutive contingent shares would have been 0.2 million shares.

Contingencies

     Refer to Part II, Item 1 for a description of legal proceedings.

Put Warrants and Call Options

     The Company has authorized two seasoned systematic stock repurchase programs under which the Company repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan
(ESPP) and the 1997 Nonstatutory Stock Option Plan (the 1997 Plan), respectively. Share repurchases are intended to cover the Company's expected reissuances under the ESPP and the 1997 Plan for the next 12 months and 24 months, respectively.

     As part of its authorized repurchase programs, the Company has sold put warrants through private placements. At April 4, 1998, there were 4.8 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $23.29 to $24.34 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic stock repurchase programs. At April 4, 1998, the Company had 3.4 million call options outstanding at prices ranging from $23.42 to $24.47 per share. The put warrants and call options outstanding at April 4, 1998 are exercisable on various dates through February 26, 1999 and the Company can elect to exercise the options prior to their expiration.

     If exercised, the Company has the right to settle the put warrants with stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of the Company's common stock. At April 4, 1998, the Company had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

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

Results of Operations

     Revenue

                                 April 4, 1998    March 29, 1997    % Change
                                ---------------  ----------------  ----------
                                         (In millions)
  Product.....................       $154.0           $108.0           43%
  Services....................         52.3             33.7           55%
  Maintenance.................         63.9             54.6           17%
                                     ------           ------
    Total revenue.............       $270.2           $196.3           38%
                                     ======           ======

     Sources of Revenue as a Percent of Total Revenue


 Product......................          57%              55%
 Services.....................          19%              17%
 Maintenance..................          24%              28%

     In the first quarter of 1998, product revenue increased $46.0 million or 43%, as compared to the first quarter of 1997. The increase in product revenue for the first quarter of 1998 was attributable primarily to increased demand for products used by customers to develop integrated circuits (ICs) and deep submicron designs, including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

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

     Revenue from international sources was approximately $117.0 million and $99.6 million or 43% and 51% of total revenue for the first quarters of 1998 and 1997, respectively. The increase in total revenue from international sources in the first quarter of 1998, as compared to the first quarter of 1997, was attributable to overall revenue growth partially offset by a $3.7 million negative impact on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar. The decrease in revenue from international sources as a percentage of total revenue for the first quarter of 1998, as compared with the first quarter of 1997, was due to domestic revenue growing at a faster rate than international revenue. Domestic revenue was approximately $153.2 million and $96.7 million for the first quarters of 1998 and 1997, respectively, representing an increase of 50% from 1997 to 1998. The increase in domestic revenue was attributable to increased sales volume for products and services.

     Cost of Revenue
                            April 4, 1998    March 29, 1997    % Change
                           ---------------  ----------------  ----------
                                        (In millions)
  Product................       $11.8           $ 8.9             34%
  Services...............       $39.6           $24.2             64%
  Maintenance............       $10.3           $ 6.5             59%

     Cost of Revenue as a Percent of Related Revenue

 Product.................          8%              8%
 Services................         76%             72%
 Maintenance.............         16%             12%

     Cost of product revenue includes costs of production personnel, packaging and documentation, and the amortization of capitalized software development costs. Cost of products increased for the first quarter of 1998, as compared with the first quarter of 1997, primarily due to higher amortization costs associated with software development costs.

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

     Amortization of Acquired Intangibles

                                                                    April 4,               March 29,
                                                                      1998                   1997
                                                              ---------------------  ---------------------
                                                                             (In millions)
  Amortization of acquired intangibles......................           $ 0.5                  $ 0.4

     Amortization of acquired intangibles increased $0.1 million for the three month period ended April 4, 1998, as compared with the same period of 1997, primarily due to amortization associated with Cadence's acquisitions in 1997. Additional information about these acquisitions can be found below under "Acquisitions and In-Process Technology."

     Operating Expenses
                                     April 4, 1998    March 29, 1997    % Change
                                    ---------------  ----------------  ----------
                                             (In millions)
  Marketing and sales.............       $69.2            $59.0            17%
  Research and development........       $41.7            $33.3            25%
  General and administrative......       $16.5            $13.2            25%

     Expenses as a Percent of Total Revenue


 Marketing and sales..............         26%              30%
 Research and development.........         15%              17%
 General and administrative.......          6%               7%

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

     The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $47.2 million and $36.5 million for the first quarters of 1998 and 1997, respectively, representing 17% and 19% of total revenue, respectively. The increase in net research and development expenses was primarily attributable to employee related costs due to increased headcount of $5.5 million, facility costs of $3.4 million, and management information systems costs of $1.7 million. The Company capitalized $5.5 million and $3.2 million of software development costs for the first quarters of 1998 and 1997, respectively, which represented 12% and 9%, respectively, of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

     General and administrative expenses increased in the first quarter of 1998, as compared to the same period of the prior year, primarily as a result of an increase in consulting services fees for information services of $1.5 million and employee related expenses of $1.5 million.

     Unusual Items

     Described below are unusual items and restructuring charges during the three months ended April 4, 1998 and March 29 1997.


                                                                        Three Months Ended
                                                              ---------------------------------------
                                                                    April 4,            March 29,
                                                                      1998                 1997
                                                              ---------------------  ----------------
                                                                           (In millions)
Write-off of acquired in-process technology.................           $56.9             $ 4.9
Restructuring charges.......................................             4.0               6.8
                                                                       -----             -----

                                                                       $60.9             $11.7
                                                                       =====             =====

     Included in unusual items for the three month period ended April 4, 1998 were restructuring charges of $4.0 million related to the Company's international business operations and its information technology support services contract.

     Included in unusual items for the three month period ended March 29, 1997 was a $4.8 million restructuring charge related to restructuring plans primarily aimed at reducing costs after the Company acquired High Level Design Systems, Inc. and $2.0 million of expenses to restructure the Company's international business operations.

     During the three months ended April 4, 1998, the Company made two purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. A summary of purchase acquisitions and values assigned to acquired in-process technology and projected costs to complete the ongoing development for the three months ended April 4, 1998, follows:


                                                                                      Estimated
                                                                                       Cost to
                                                                       In-Process     Complete
                                                           Purchase    Technology    In-Process
                                                             Price       Charge      Technology
                                                         -----------  ------------  ------------
                                                                      (In millions)
Excellent Design, Inc.:
 Process libraries/intellectual property...............                    $20.5       $4.0
 Process specific tools................................                      7.9        3.0
                                                                           -----       ----
   Total...............................................     $40.9          $28.4       $7.0
                                                            =====          =====       ====

Symbionics Group Limited:
 Digital television....................................                    $13.2       $2.5
 Wireless communications...............................                     15.3        3.5
                                                                           -----       ----
   Total...............................................     $46.1          $28.5       $6.0
                                                            =====          =====       ====

Acquisitions and In-Process Technology

     In March 1998, Cadence acquired all of the outstanding stock of EXD for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase.

     Upon consummation of the EXD acquisition, Cadence immediately charged to expense $28.4 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete these projects are expected to total approximately $7.0 million.

     At the time of its acquisition by Cadence, EXD was working on several significant research and development projects that, if successful, would represent the introduction of new products and technologies to meet tomorrow's market needs. These efforts included the development of new tools for library generation, delay calculation, memory compilation and semiconductor intellectual property technology. These new technologies were intended to be fully supportive of deep submicron design functions, which were a critical market requirement. The nature of the efforts required to complete the research and development projects relate, to varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

     In February 1998, Cadence acquired all of the outstanding stock of Symbionics for approximately 1.0 million shares of Cadence's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase.

     Upon consummation of the Symbionics acquisition, Cadence immediately charged to expense $28.5 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of 1998 through the year 2000.
Expenditures to complete these projects are expected to total approximately $6.0 million.

     At the time of its acquisition by Cadence, Symbionics was working on several significant research and development projects that, if successful, would meet future market needs. These efforts involve digital television, wireless home networking, cellular roaming and digital voice technologies, which were intended to insure the long-term success and survival of the organization. The nature of the efforts required to complete the research and development projects relate, to varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

     As evidenced by their continued support for these projects, management believes Cadence is well positioned to successfully complete the remaining major research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success.

     The net cash flows resulting from the projects underway at EXD and Symbionics, which were used to value the purchased in-process technology, were based on management's estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections are based on the potential market size that the projects are addressing, Cadence's ability to gain market acceptance in these segments, and the life cycle of in-process technology.

     Estimated total revenues from the purchased in-process product areas peak in years 2001-2002 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenues has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $9.1 million and $6.0 million related to the EXD and Symbionics acquisitions, respectively. There can be no assurances that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisitions. The net cash flows generated from the in-process technology are expected to reflect earnings before interest and taxes are estimated to be approximately 31% to 39% for the sales generated from EXD's and Symbionics' in-process technology.

     The discount applied to the net cash flows to calculate their present value was based on the weighted average cost of capital (WACC). The discount rates used to discount the net cash flows from purchased in-process technology range from 22% to 30% for EXD and Symbionics. The discount rates are sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

     If these projects are not successfully developed, Cadence's business, operating results and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

     To date, EXD's and Symbionics' results have not differed significantly from the forecast assumptions. Cadence's research and development expenditures since the acquisitions have not differed materially from expectations. The risks associated with the research and development are still considered high, and no assurance can be made that upcoming products will meet market expectations.

     In 1997, Cadence wrote off $4.9 million of acquired in-process technology associated with its acquisition of Synthesia AB. These costs reflected in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

     Other Income (Expense), net and Income Taxes

     Other income (expense), net decreased in the first quarter of 1998, as compared to the first quarter of 1997, primarily due to the $13.1 million gain on the sale of Integrated Measurement Systems, Inc. (IMS) stock recorded in the first quarter of 1997. Additionally, interest income decreased in the first quarter of 1998 due to a lower average balance of invested cash and lower interest rates.

     The Company's estimated effective tax rate in the first quarter of 1998 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $56.9 million, which is not deductible for income tax purposes. This compares to 30% for the same period of the prior year. The decrease in the effective rate is due to the difference in tax rates between domestic and foreign operations.

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

Liquidity and Capital Resources

     At April 4, 1998, the Company's principal sources of liquidity consisted of $292.5 million of cash and short-term investments, compared to $304.2 million at January 3, 1998, and a $110.0 million senior secured revolving credit facility. As of May 8, 1998, the Company had no borrowings under the revolving line of credit.

     Cash generated from operating activities increased $40.1 million for the first quarter of 1998, as compared to the first quarter of 1997. The increase was due primarily to increases in net income excluding unusual items and other non-cash charges, partially offset by changes in the balances of operating assets and liabilities.

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

     In addition to its short-term investments, the Company's primary investing activities were acquisitions, purchases of property and equipment, purchases of software, intangibles, and other assets, and the capitalization of software development costs that in the aggregate represented $102.7 million and $29.9 million of cash used for investing activities in the first quarters of 1998 and 1997, respectively. Additionally, net proceeds related to the sale of IMS stock contributed $18.6 million, which was partially offset by the loss to the Company of IMS cash of $9.5 million due to deconsolidation.

     As part of its authorized stock repurchase programs, the Company has sold put warrants and purchased call options through private placements. The Company has a maximum potential obligation related to put warrants at April 4, 1998 to buy back 4.8 million shares of its common stock at an aggregate price of approximately $114.2 million.

     Anticipated cash requirements for the remainder of 1998 include the purchase of treasury stock through the exercise of call options for the Company's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $70.0 million.

     As part of its overall investment strategy, the Company has committed to invest $50.0 million in a venture capital partnership as a limited partner over the next three to four years. As of April 4, 1998, the Company had contributed approximately $22.2 million, which is reflected in other non-current assets in the accompanying condensed consolidated balance sheets, net of operating losses.

     The Company anticipates that current cash and short-term investment balances, cash flows from operations, and the $110.0 million revolving credit facility will be sufficient to meet its working capital requirements on a short- and long-term basis.

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

     The EDA industry has relatively low barriers to entry, and, therefore, the number of the Company's actual and potential competitors is significant. A potential competitor that possesses the necessary knowledge of electronic circuit and systems design, production, and operations could develop competitive EDA tools using a moderately priced computer workstation and take such tools to market quickly. There can be no assurance that development of competitive products will not result in a shift of customer preferences away from the Company's products, resulting in a significant decrease in the sales of the Company's comparable products. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and take new products to market in a timely manner and achieve market acceptance of its products. Failure to do so may have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence on Proprietary Technology; Risks of Infringement

     The Company's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. Cadence has a program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for the Cadence's products exists. The Company has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect the Company's technology. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the EDA industry makes the Company's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent, copyright, and trademark protection.

     Because of the existence of a large number of patents in the EDA industry and the rapid rate of issuance of new patents, it is not economically practicable to determine in advance whether a product or any of its components infringe patent rights of others. From time to time, the Company receives notices from or is sued by third parties regarding patent or other intellectual property claims or is called upon to defend or indemnify a customer against such a claim of a third party. If infringement is alleged, the Company believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's business, operating results, and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that the Company would prevail in any such challenge. Many of the Company's products are designed to include software or other intellectual property licensed from third parties, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on the Company's business, operating results, and financial condition.

     Risk of Failure to Obtain Export Licenses

     The Company is required to comply with the regulations of the United States Department of Commerce with respect to the shipment of its products and other technologies outside the United States to certain countries and certain end users. Although to date, the Company has not encountered any material difficulty in complying with these regulations, any difficulty in such compliance in the future could have an adverse effect on the Company's business, operating results, and financial condition.

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

     Year 2000 Compliance

     The Year 2000 computer issue creates risks for Cadence, the full extent and scope of which have not yet been fully assessed. In the event that internal products and systems, or those products and systems provided by, or utilized by third parties, do not correctly recognize and process date data information beyond the year 1999, it could have a material adverse effect on Cadence's business, operating results and financial condition.

     To address Year 2000 issues, Cadence initiated a program designed to address the most critical Year 2000 items that would affect Cadence's products, its worldwide business systems and the operations of the following functions: research and development, finance, sales, manufacturing and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel. Cadence is also creating a plan to work with critical suppliers and customers to determine that such suppliers' and customers' operations and the products and services they provide are Year 2000 capable or to monitor their progress towards Year 2000 capability. Cadence has commenced work on contingency plans to address potential problems with its internal systems or with suppliers, customers and other third parties.

     In 1997, Cadence commenced a program to inventory, assess, remediate and test the Year 2000 capability of its products. As a result of those efforts, Cadence believes that the most current release of Cadence's software products, as set forth in the Year 2000 Software Compliance List (available on Cadence's web site), are Year 2000 Compliant. Cadence defines the term "Year 2000 Compliant" to mean that the software will not: (A) cease to perform due solely to a change in date to or after January 1, 2000, nor (B) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values and date data interfaces. Cadence does not believe that customers are using a significant amount of products that are not determined to be Year 2000 Compliant. Cadence continues to further validate current products, as well as new products, products acquired through acquisitions, such as Ambit and BLDA, and releases through testing and code reviews. All Cadence Year 2000 activities concerning Cadence's products are expected to be completed by October 1999.

     In 1995, Cadence also commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems are expected to make approximately 70% of Cadence's business computer systems Year 2000 Compliant. In addition, during September 1997, Cadence commenced an investigation of the condition of Year 2000 readiness for all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues.

     It is estimated that the 1999 budget for Year 2000 related costs to resolve remaining readiness issues will be approximately $13.0 million. The costs of implementing the SAP, PeopleSoft and Siebel business application systems are not included in these cost estimates. The total cost associated with required modifications to become Year 2000 compliant is not expected to have a material adverse effect on Cadence's business, operating results and financial condition. Cadence's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect Cadence's estimates for Year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

     Readers are cautioned that the foregoing discussion regarding Year 2000 Update contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of Cadence. Such failures could materially and adversely affect Cadence's business, operating results and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of remediation and testing for the remaining internal business systems which are not yet assessed as Year 2000 Compliant, Cadence is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on Cadence's business, operating results or financial condition.

     Cadence's risks associated with non-information technology systems and embedded systems are generally limited to systems that typically involve environmental control systems, interruptible power systems, elevator systems and security systems. Cadence feels confident that through its research, testing, and corrective actions, the realized risks from embedded systems will be low.

     The reasonably likely worst case scenario of a Year 2000 problem for all of Cadence's material systems is that Cadence's operations could be disrupted for a few days before the problem could be identified and remediated. The reasonably likely worst case scenario associated with Cadence products for a Year 2000 problem is that a customer project could be delayed for a short period of time before the problem can be identified and remediated by Cadence's support process. Because of the small amount of software code that could be involved, it is anticipated that problems will be remediated within 5 business days from when the problem is recreated by Cadence's support organization. Cadence uses contract terms to limit indirect damages that may be incurred by customers, although no assurance can be given that such terms are enforceable.

     Because of uncertainties with Year 2000 issues, Cadence is currently unable to determine whether and to what extent the Year 2000 problem will harm its business, operating results or financial condition.

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



                                                          Carrying             Average
                                                            Value           Interest Rate
                                                    ------------------  -------------------
                                                       (In millions)
Investment Securities:
 Cash equivalents - fixed rate....................            $117.7             5.60%
 Short-term investments - fixed rate..............              45.2             5.63%
 Short-term investments - variable rate...........              68.0             5.72%
                                                              ------
   Total investment securities....................             230.9             5.64%
 Cash equivalents - variable rate.................              16.4             5.02%
                                                              ------
   Total interest bearing instruments.............            $247.3             5.60%
                                                              ======

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

                                                        Average
                                          Notional      Contract
Forward Contracts:                         Amount         Rate
                                       -------------    --------
                                       (In millions)
 Japanese yen........................      $14.1          125.96
 British pound sterling..............      $17.3            0.60
 German deutschemarks................      $ 3.3            1.82
 Hong Kong dollars...................      $ 1.2            7.75
 Swedish krona.......................      $(1.1)           7.93
 Singapore dollars...................      $ 1.8            1.61
 Italian lira........................      $ 2.2        1,789.88

     The unrealized gain (loss) on the outstanding forward contracts at April 4, 1998 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at April 4, 1998 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

     Equity Price Risk

     As part of its authorized repurchase program, Cadence has sold put warrants through private placements. Additionally, Cadence has purchased call options that entitle Cadence to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's seasoned systematic repurchase programs.

     Cadence repurchases shares of its common stock under stock repurchase programs in order to make sure it has enough shares for issuance under its Employee Stock Purchase Plan, its 1997 Stock Option Plan and for other corporate purposes. This may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants.

* Call options allow Cadence to buy shares of its stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, Cadence will typically exercise the option and receive shares of stock. If the market price of the stock is less than the exercise price of a call option, Cadence typically will not exercise the option.

* Call option issuers may accumulate a substantial number of shares of Cadence common stock in anticipation of Cadence's exercising its call option and may dispose of these shares if and when Cadence fails to exercise its call option. This could cause the market price of Cadence common stock to fall.

* Put warrants allow the holder to sell to Cadence shares of Cadence common stock on a specified day at a specified price. Cadence has the right to settle the put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise.

* Depending on the exercise price of the put warrant and the market price of the stock at the time of exercise, settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares to the holder of the put warrants. The holder may sell these shares in the market, which could cause the price of Cadence common stock to fall.

* Put warrant holders may accumulate a substantial number of shares of stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

     The table below provides information at April 4, 1998 about the Company's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through February 26, 1999.


                                              1998            1999         Estimated
                                            Maturity        Maturity      Fair Value
                                          -------------  -------------  -------------
                                           (Shares and contract amounts in millions)
Put Warrants:
 Shares.................................          3.5           1.3
 Weighted average strike price..........       $24.00        $24.20
 Contract amount........................       $ 83.9        $ 30.3        $ 2.0
Call Options:
 Shares.................................          2.6           0.8
 Weighted average strike price..........       $24.11        $24.45
 Contract amount........................       $ 61.5        $ 20.8        $47.5

PART II   OTHER INFORMATION

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

Item 6.    Exhibits and Reports on Form 8-K

(a)        The following exhibits are filed herewith:


           Exhibit
           Number                       Exhibit Title
           -------                      -------------
           27.01     Financial data schedule for the period ended April 4, 1998.

(b)        Reports on Form 8-K:

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CADENCE DESIGN SYSTEMS, INC.
                                 (Registrant)

DATE:  April 1, 1999             By: /s/ John R. Harding
      -------------------           -------------------------------------
                                    JOHN R. HARDING
                                    President and Chief Executive Officer



DATE:  April 1, 1999             By: /s/ H. Raymond Bingham
      -------------------           -------------------------------------
                                    H. RAYMOND BINGHAM
                                    Executive Vice President
                                    and Chief Financial Officer