Form 10-Q/A
period 1998-07-04
CADENCE DESIGN SYSTEMS INC
filed 1999-04-02
CIK 813672

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

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                         COMMISSION FILE NUMBER 1-10606

                             ----------------------

                          CADENCE DESIGN SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

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

                             ----------------------

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

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX


                                                                                                                   Page
                                                                                                             -----------------
PART  I.                                              FINANCIAL INFORMATION

Item 1.               Financial Statements:

                      Condensed Consolidated Balance Sheets:
                      July 4, 1998 and January 3, 1998.....................................................                  3

                      Condensed Consolidated Statements of Operations:
                      Three and Six Months Ended July 4, 1998 and June 28, 1997............................                  4

                      Condensed Consolidated Statements of Cash Flows:
                      Six Months Ended July 4, 1998 and June 28, 1997......................................                  5

                      Notes to Condensed Consolidated Financial Statements.................................                  6

  Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations                 10


  Item 3.             Quantitative and Qualitative Disclosures About Market Risk...........................                 24


PART  II.             OTHER INFORMATION

  Item 1.             Legal Proceedings....................................................................                 27

  Item 4.             Submission of Matters to a Vote of Security Holders..................................                 27

  Item 5.             Other Information....................................................................                 28

  Item 6.             Exhibits and Reports on Form 8-K.....................................................                 28


Signatures            .....................................................................................                 30

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             ASSETS
                                                                                               July 4,            January 3,
                                                                                                 1998                1998
                                                                                          ------------------  ------------------
                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents................................................................. $  134,914          $  207,024
   Short-term investments....................................................................    125,826              97,180
   Receivables, net..........................................................................    230,565             205,006
   Prepaid expenses and other................................................................     79,854              99,849
                                                                                              ----------          ----------
   Total current assets......................................................................    571,159             609,059

Property, plant, and equipment, net..........................................................    230,421             197,421
Software development costs, net..............................................................     14,050              15,068
Acquired intangibles, net....................................................................     58,996              10,117
Installment contract receivables.............................................................    103,966              61,326
Other non-current assets.....................................................................    135,042             130,859
                                                                                              ----------          ----------
                                                                                              $1,113,634          $1,023,850
                                                                                              ==========          ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt......................................................... $      802          $      794
   Accounts payable and accrued liabilities..................................................    148,367             156,426
   Income taxes payable......................................................................      8,710               5,161
   Deferred revenue..........................................................................    104,256             106,414
                                                                                              ----------          ----------
   Total current liabilities.................................................................    262,135             268,795
                                                                                              ----------          ----------

Long-term liabilities:
   Long-term debt............................................................................      1,048               1,599
   Deferred income taxes.....................................................................      3,605             - - - -
   Minority interest liability...............................................................        196                 121
   Other long-term liabilities...............................................................     33,529              26,238
                                                                                              ----------          ----------
   Total long-term liabilities...............................................................     38,378              27,958
                                                                                              ----------          ----------

Stockholders' equity:
   Preferred stock...........................................................................    - - - -             - - - -
   Common stock and capital in excess of par value...........................................    596,638             502,602
   Treasury stock at cost (8,351 and 6,739 shares, respectively).............................   (167,905)            (97,285)
   Retained earnings.........................................................................    393,687             328,934
   Accumulated other comprehensive loss......................................................     (9,299)             (7,154)
                                                                                              ----------          ----------
   Total stockholders' equity................................................................    813,121             727,097
                                                                                              ----------          ----------
                                                                                              $1,113,634          $1,023,850
                                                                                              ==========          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended     Six Months Ended
                                                        --------------------  --------------------
                                                         July 4,   June 28,    July 4,   June 28,
                                                          1998       1997       1998       1997
                                                        ---------  ---------  ---------  ---------

Revenue:
 Product..............................................   $162,547   $117,883   $316,596   $225,840
 Services.............................................     64,727     39,615    117,029     73,368
 Maintenance..........................................     64,514     54,706    128,386    109,283
                                                         --------   --------   --------   --------

   Total revenue......................................    291,788    212,204    562,011    408,491
                                                         --------   --------   --------   --------

Costs and expenses:
 Cost of product......................................     11,542      9,716     23,386     18,584
 Cost of services.....................................     48,001     27,868     87,602     52,062
 Cost of maintenance..................................     10,188      5,890     20,531     12,384
 Amortization of acquired intangibles.................      2,627        493      3,173        924
 Marketing and sales..................................     71,366     61,031    140,611    120,045
 Research and development.............................     42,961     35,098     84,668     68,423
 General and administrative...........................     16,303     14,516     32,824     27,759
 Unusual items........................................    - - - -     22,366     60,857     34,114
                                                         --------   --------   --------   --------

   Total costs and expenses...........................    202,988    176,978    453,652    334,295
                                                         --------   --------   --------   --------

     Income from operations...........................     88,800     35,226    108,359     74,196

Other income, net.....................................      2,576      3,421      5,195     18,602
                                                         --------   --------   --------   --------

     Income before provision for income taxes.........     91,376     38,647    113,554     92,798


Provision for income taxes............................     26,264     11,455     48,801     28,596
                                                         --------   --------   --------   --------

     Net income.......................................   $ 65,112   $ 27,192   $ 64,753   $ 64,202
                                                         ========   ========   ========   ========

Basic net income per share............................      $0.31      $0.14      $0.31      $0.35
                                                         ========   ========   ========   ========
Diluted net income per share..........................      $0.28      $0.13      $0.27      $0.31
                                                         ========   ========   ========   ========

Weighted average common shares outstanding............    212,210    191,194    211,112    183,564
                                                         ========   ========   ========   ========
Weighted average common and potential common shares
 outstanding assuming dilution........................    236,205    213,732    235,601    206,643
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

                         CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                     Six Months Ended
                                                                                          --------------------------------------
                                                                                               July 4,             June 28,
                                                                                                 1998                1997
                                                                                          ------------------  ------------------
Cash and Cash Equivalents at Beginning of Period                                                  $ 207,024            $289,118
                                                                                                  ---------            --------
Cash Flows from Operating Activities:
 Net income.............................................................................             64,753              64,202
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization........................................................             43,103              23,436
   Deferred income taxes................................................................             (1,760)             (4,242)
   Write-offs of equipment and other assets, net........................................              1,751                (152)
   Write-off of in-process technology...................................................             56,900               4,860
   Other long-term liabilities and minority interest expense............................              6,784               2,821
   Gain on sale of subsidiary stock.....................................................            - - - -             (13,061)
   Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
     Receivables........................................................................            (19,629)             13,148
     Prepaid expenses and other.........................................................             22,697              (1,226)
     Installment contract receivables...................................................            (42,640)             (6,500)
     Accrued liabilities and payables...................................................            (22,163)             15,992
     Income taxes payable...............................................................             48,341              26,721
     Deferred revenue...................................................................             (2,234)             (3,066)
                                                                                                  ---------            --------
       Net cash provided by operating activities........................................            155,903             122,933
                                                                                                  ---------            --------

Cash Flows from Investing Activities:
 Maturities of short-term investments held-to-maturity..................................             38,498              13,059
 Purchases of short-term investments held-to-maturity...................................            (35,843)            (57,625)
 Maturities of short-term investments available-for-sale................................            378,049             - - - -
 Purchases of short-term investments available-for-sale.................................           (409,350)             (6,747)
 Purchases of property, plant, and equipment............................................            (55,822)            (46,147)
 Capitalization of software development costs...........................................            (11,590)             (6,800)
 Increase in acquired intangibles and other assets......................................            (22,404)            (10,613)
 Net proceeds from sale of subsidiary stock.............................................            - - - -              18,582
 Effect of deconsolidation on cash......................................................            - - - -              (9,536)
 Purchase of businesses, net of acquired cash...........................................            (51,313)             38,989
 Sale of put warrants...................................................................              9,659               5,688
 Purchase of call options...............................................................             (9,659)             (5,688)
                                                                                                  ---------            --------
       Net cash used for investing activities...........................................           (169,775)            (66,838)
                                                                                                  ---------            --------

Cash Flows from Financing Activities:
 Principal payments on capital lease obligations and long-term debt.....................             (1,203)            (19,476)
 Sale of common stock...................................................................             43,411              14,886
 Purchases of treasury stock............................................................            (98,103)            (21,079)
                                                                                                  ---------            --------
       Net cash used for financing activities...........................................            (55,895)            (25,669)
                                                                                                  ---------            --------

Effect of exchange rate changes on cash.................................................             (2,343)             (2,786)
                                                                                                  ---------            --------
Increase (decrease) in Cash and Cash Equivalents........................................            (72,110)             27,640
                                                                                                  ---------            --------
Cash and Cash Equivalents at End of Period..............................................          $ 134,914            $316,758
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

Restatement of Financial Statements

     In May 1997, the Company merged with Cooper & Chyan Technology, Inc. (CCT), whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. The merger was accounted for using the pooling of interest method of accounting. At the time of this transaction, the Company believed that the operations of CCT were not material to the Company's consolidated operations and financial position. Therefore, prior-period condensed consolidated financial statements were not restated and the results of CCT were only recorded in the Company's condensed consolidated financial statements prospectively from the date of acquisition. Following discussions with the staff of the Securities and Exchange Commission, Cadence has restated all prior period financial statements as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures. Reconciliation of the current condensed consolidated financial statements and previously reported information is presented below:

                                                Three Months Ended     Six Months Ended
                                               --------------------  --------------------
                                                  June 28, 1997         June 28, 1997
                                               --------------------  --------------------
                                                             (In thousands)
Revenue
---------------------------------------------
 Cadence                                             $210,466              $398,015
 CCT                                                    1,738                10,476
                                                     --------              --------
 Combined and restated                               $212,204              $408,491
                                                     ========              ========

Net Income (Loss)
---------------------------------------------
 Cadence                                             $ 28,446              $ 65,568
 CCT                                                   (1,254)               (1,366)
                                                     --------              --------
 Combined and restated                               $ 27,192              $ 64,202
                                                     ========              ========

     In March 1998, the Company acquired Excellent Design, Inc. (EXD) and in February 1998, the Company acquired Symbionics Group Limited (Symbionics). The acquisitions were accounted for as business combinations using the purchase method of accounting. The estimated fair value of the in-process technology (IPR&D) of $42.0 million and $40.0 million for EXD and Symbionics, respectively, was charged to expense in the quarter ended April 4, 1998 (the period in which the acquisitions were consummated). Subsequent to the Securities and Exchange Commission's letter to the AICPA, dated September 9, 1998, regarding its views on IPR&D, the Company had discussions with the staff of the Securities and Exchange Commission and revised the purchase price allocations and restated its financial statements. As a result, the Company has made adjustments to decrease the amounts previously expensed as IPR&D in 1998 and to increase goodwill and intangible assets by similar amounts.

     The effect of these adjustments on the previously reported condensed consolidated financial statements follows:


                                             For the Three Months Ended      For the Six Months Ended
                                                    July 4, 1998                    July 4, 1998
                                            ------------------------------------------------------------
                                            As Reported     As Restated     As Reported     As Restated
                                            -----------     -----------     -----------     ------------
                                                                  (In thousands)
 Cost of product..........................    $ 12,374        $ 11,542        $ 24,711        $ 23,386
 Cost of services.........................    $ 48,351        $ 48,001        $ 88,005        $ 87,602
 Amortization of acquired intangibles.....    $  - - -        $  2,627        $  - - -        $  3,173
 Unusual items............................    $  - - -        $  - - -        $ 85,957        $ 60,857
 Total costs and expenses.................    $201,543        $202,988        $477,307        $453,652
 Provision for income taxes...............    $ 26,454        $ 26,264        $ 48,991        $ 48,801
 Net income...............................    $ 66,367        $ 65,112        $ 40,908        $ 64,753
 Basic net income per share...............    $   0.31        $   0.31        $   0.19        $   0.31
 Diluted net income per share.............    $   0.28        $   0.28        $   0.17        $   0.27

                                               As of July 4, 1998
                                       ---------------------------------
                                         As Reported       As Restated
                                       ---------------  ----------------
                                                (In thousands)
 Acquired intangibles, net.............    $ 31,546          $ 58,996
 Deferred income taxes.................    $  - - -          $  3,605
 Retained earnings.....................    $369,842          $393,687

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

     A summary of comprehensive income follows:


                                  Three Months Ended     Six Months Ended
                                  -------------------   ------------------
                                  July 4,    June 28,   July 4,    June 28,
                                   1998        1997      1998        1997
                                  -------    --------   -------    -------
                                               (In thousands)
Net income......................  $65,112    $27,192    $64,753    $64,202
Translation income (loss).......     (939)    1,094      (2,145)    (2,757)
                                  -------    -------    -------    -------
Comprehensive income............  $64,173    $28,286    $62,608    $61,445
                                  =======    =======    =======    =======

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

     The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share:


                                                   Three Months Ended     Six Months Ended
                                                  -------------------    ------------------
                                                   July 4,    June 28,   July 4,    June 28,
                                                     1998       1997      1998        1997
                                                  ---------   -------    --------   -------
                                                                  (In thousands)
Weighted average common shares used to
 calculate basic net income per share...........   212,210    191,194    211,112    183,564
   Options......................................    23,707     22,115     24,222     22,706
   Warrants and other contingent shares.........       284        192        265        257
   Puts.........................................         4        231          2        116
                                                   -------    -------    -------    -------
Weighted average common and potential common
 shares used to calculate diluted net income
 per share......................................   236,205    213,732    235,601    206,643
                                                   =======    =======    =======    =======

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

     As part of its authorized repurchase programs, the Company has sold put warrants through private placements. At July 4, 1998, there were 5.3 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $24.20 to $35.14 per share. Additionally, during this same period, the Company purchased call options that entitle the Company to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic stock repurchase programs. At July 4, 1998, the Company had 3.6 million call options outstanding at prices ranging from $24.44 to $35.39 per share. The put warrants and call options outstanding at July 4, 1998 are exercisable on various dates through November 12, 1999 and the Company has the contractual ability to settle the options prior to their maturity.

     If exercised, the Company has the right to settle the put warrants with stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants in stock could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of the Company's common stock. At July 4, 1998, the Company had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

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

Results of Operations

     Revenue

                             Three Months Ended                     Six Months Ended
                          ------------------------               ---------------------
                              July 4,     June 28,                July 4,     June 28,
                               1998         1997     % Change       1998        1997      % Change
                          -----------   ----------  ----------  ----------  ----------  -----------
                                (In millions)                        (In millions)
Product.................    $162.6       $117.9        38%        $316.6      $225.8        40%
Services................      64.7         39.6        63%         117.0        73.4        60%
Maintenance.............      64.5         54.7        18%         128.4       109.3        17%
                            ------       ------                   ------      ------
 Total revenue..........    $291.8       $212.2        38%        $562.0      $408.5        38%
                            ======       ======                   ======      ======

     Sources of Revenue as a Percent of Total Revenue

     Product............               56%             55%                              56%              55%
Services................               22%             19%                              21%              18%
Maintenance.............               22%             26%                              23%              27%

     The increase in product revenue of $44.7 million and $90.8 million for the three and six month periods ended July 4, 1998, respectively, when compared to the same periods of 1997, was attributable primarily to increased demand for products used by customers to develop integrated circuits (ICs) and deep submicron designs, including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

     Services revenue increased $25.1 million and $43.6 million in the three and six month periods ended July 4, 1998, respectively, when compared to the same periods of 1997. The increase in services revenue was primarily the result of increased demand for the Company's services offerings throughout the world.

     The increase in maintenance revenue of $9.8 million and $19.1 million for the three and six month periods ended July 4, 1998, respectively, as compared to the same periods of 1997, was attributable primarily to an increase in the Company's installed base of products and the sale of higher priced maintenance contracts which on average require higher support levels.

     Revenue from international sources was approximately $164.2 million and $105.5 million, or 56% and 50% of total revenue, for the second quarters of 1998 and 1997, respectively. For the six month period ended July 4, 1998, revenue from international sources was $285.8 million, as compared to $205.1 million for the same period of 1997, representing 51% and 50% of total revenue for each period, respectively. The increase in total revenue from international sources in the second quarter of 1998 was primarily attributable to strong revenue growth in Europe. Total revenue growth from international sources was partially offset by a $6.6 million negative impact on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

     Cost of Revenue

                        Three Months Ended                  Six Months Ended
                        -------------------             -------------------------
                        July 4,   June 28,               July 4,      June 28,
                         1998       1997     % Change      1998         1997       % Change
                        --------  ---------  ---------  ------------  -----------  ----------
                           (In millions)                     (In millions)
Product...............     $11.5      $ 9.7      19%         $23.4         $18.6      26%
Services..............     $48.0      $27.9      72%         $87.6         $52.1      68%
Maintenance...........     $10.2      $ 5.9      73%         $12.4         66%

     Cost of Revenue as a Percent of Related Revenue

Product................                7%                8%                               7%                  8%
Services...............               74%               70%                              75%                 71%
Maintenance............               16%               11%                              16%                 11%

     Cost of product revenue includes costs of production personnel, packaging and documentation, and the amortization of capitalized software development costs. Cost of product revenue increased by $1.8 million and $4.8 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to higher amortization costs associated with software development costs.

     Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services revenue increased by $20.1 million and $35.5 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to the continued investment in developing new services offerings and the addition of services professionals by the Company, primarily through acquisitions and increased hiring. Services gross margins have been and may continue to be adversely affected by the cost of integrating new service professionals as well as the Company's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by the Company's inability to achieve operating efficiencies with its resources to implement a growing number of services offerings.

     Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue increased by $4.3 million and $8.1 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to additional costs associated with supporting a larger installed base of products and additional costs to provide higher support levels to customers.

     Amortization of Acquired Intangibles

                                          Three Months Ended                          Six Months Ended
                                     ----------------------------             --------------------------------
                                        July 4,       June 28,                    July 4,         June 28,
                                         1998           1997                       1998             1997
                                     -------------  -------------             ---------------  ---------------
                                            (In millions)                              (In millions)
Amortization of acquired
 intangibles.......................          $ 2.6          $ 0.5                       $ 3.2            $ 0.9

     Amortization of acquired intangibles increased $2.1 million and $2.3 million for the three and six month periods ended July 4, 1998, respectively, as compared with the same periods of 1997, primarily due to amortization associated with Cadence's acquisitions of Symbionics and EXD. Additional information about these acquisitions can be found below under "Acquisitions and In-Process Technology."

     Operating Expenses

                                      Three Months Ended                              Six Months Ended
                                ------------------------------                 ------------------------------
                                   July 4,         June 28,                        July 4,         June 28,
                                     1998            1997         % Change           1998            1997        % Change
                                --------------  --------------  -------------  ----------------  ------------  -------------
                                        (In millions)                                  (In millions)
Marketing and sales...........           $71.4           $61.0            17%            $140.6        $120.0            17%
Research and development......           $43.0           $35.1            22%            $ 84.7        $ 68.4            24%
General and administrative....           $16.3           $14.5            12%            $ 32.8        $ 27.8            18%

     Expenses as a Percent of Total Revenue

Marketing and sales.............    24%              29%                          25%                29%
Research and development........    15%              17%                          15%                17%
General and administrative......     6%               7%                           6%                 7%

     The increase in marketing and sales expenses of $10.4 million in the second quarter of 1998, as compared with the second quarter of 1997, was primarily the result of an increase of $9.1 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $1.4 million. The increase in marketing and sales expenses in the second quarter of 1998 was partially offset by a $1.6 million decrease resulting from the weakening of certain foreign currencies in relation to the U.S. dollar in the second quarter of 1998, as compared with the second quarter of 1997. For the six month period ended July 4, 1998, as compared with the same period of 1997, the increase in marketing and sales expenses of $20.6 million was primarily the result of an increase of $17.2 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $5.6 million.

     The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $49.1 million and $38.6 million for the second quarters of 1998 and 1997, respectively, representing 17% and 18% of total revenue, respectively. The increase in net research and development expenses for the second quarter of $7.9 million was primarily attributable to employee related costs of $6.9 million due to increased headcount and facilities costs of $3.3 million, partially offset by an increase in the capitalization of software development costs of $2.6 million. The Company capitalized $6.1 million and $3.5 million of software development costs for the second quarters of 1998 and 1997, respectively, which represented 13% and 10%, respectively, of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. The increase in net research and development expenses of $16.3 million for the six month period ended July 4, 1998, as compared with the same period of 1997, was primarily the result of an increase of $11.7 million in employee related expenses attributable to increased headcount, facilities costs of $6.7 million and management information systems costs of $4.5 million, partially offset by an increase in the capitalization of software development costs of $4.8 million. For the six month periods ended July 4, 1998 and June 28, 1997, the Company capitalized $11.5 million and $6.8 million of software development costs, which represented 12% and 10%, respectively, of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

     General and administrative expenses increased by $1.8 million and $5.0 million for the three and six month periods ended July 4, 1998, respectively, as compared to the same periods of 1997. This was primarily attributable to an increase in consulting services fees for information services of $2.2 million and $4.1 million for the three and six month periods ended July 4, 1998, respectively, as compared to the same periods of 1997, and an increase in bad debt expense of $1.1 million and $1.9 million, respectively.

     Unusual Items

     Described below are unusual items and restructuring charges during the six months ended July 4, 1998. There were no unusual items in the three month period ended July 4, 1998.

                                            Three Months Ended       Six Months Ended
                                           --------------------    --------------------
                                            July 4,    June 28,     July 4,    June 28,
                                             1998        1997        1998        1997
                                           --------    --------    ---------   --------
                                               (In millions)          (In millions)
Write-off of acquired in-process           $     --       $  --       $56.9      $ 4.9
 technology..............................
Restructuring charges....................        --        22.4         4.0       29.2
                                              -----       -----       -----      -----

                                           $     --       $22.4       $60.9      $34.1
                                              -----       =====       =====      =====

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

     Included in unusual items for the six month period ended July 4, 1998 were restructuring charges of $4.0 million related to the Company's international business operations and its information technology support services contract.

     Included in unusual items for the six month period ended June 28, 1997 was a $4.9 million write-off of acquired in-process technology associated with its acquisition of Synthesia AB and a $29.2 million restructuring charge related to restructuring plans primarily aimed at reducing costs after the Company acquired High Level Design Systems, Inc. and Cooper & Chyan Technology, Inc. and expenses to restructure the Company's international business operations.

     During the six months ended July 4, 1998, the Company made two purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. A summary of purchase acquisitions and values assigned to acquired in-process technology and projected costs to complete the ongoing development for the six months ended July 4, 1998, follows:

                                                                          Estimated
                                                                           Cost to
                                                              In-Process   Complete
                                                   Purchase   Technology  In-Process
                                                     Price      Charge    Technology
                                                   ---------  ----------  ----------
                                                             (In millions)
Excellent Design, Inc.:
 Process libraries/intellectual property.........                 $20.5        $4.0
 Process specific tools..........................                   7.9         3.0
                                                              ---------  ----------
   Total.........................................      $40.9      $28.4        $7.0
                                                   =========  =========  ==========

Symbionics Group Limited:
 Digital television..............................                 $13.2        $2.5
 Wireless communications.........................                  15.3         3.5
                                                              ---------  ----------
   Total.........................................      $46.1      $28.5        $6.0
                                                   =========  =========  ==========

     Acquisitions and In-Process Technology

     In March 1998, Cadence acquired all of the outstanding stock of EXD for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase.

     Upon consummation of the EXD acquisition, Cadence immediately charged to expense $28.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete these projects are expected to total approximately $7.0 million.

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

     Upon consummation of the Symbionics acquisition, Cadence immediately charged to expense $28.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of 1998 through the year 2000.
Expenditures to complete these projects are expected to total approximately $6.0 million.

     At the time of its acquisition by Cadence, Symbionics was working on several significant research and development projects that, if successful, would meet future market needs. These efforts involve digital television, wireless home networking, cellular roaming and digital voice technologies, which were intended to ensure the long-term success and survival of the organization. The nature of the efforts required to complete the research and development projects relate, to varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

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

     Other Income, Net and Income Taxes

     Other income, net of other expenses, remained relatively flat in the three month period ended July 4, 1998, as compared to the same period of 1997. Other income, net of other expenses, decreased by $13.4 million for the six month period ended July 4, 1998, as compared to the same period of 1997, primarily due to the $13.1 million gain on the sale of Integrated Measurement Systems, Inc. (IMS) stock recorded in the first quarter of 1997 and a decrease in interest income of $1.9 million, partially offset by the decrease in interest expense of $1.1 million.

     The Company's estimated effective tax rate in the three and six month periods ended July 4, 1998 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $56.9 million in the first quarter of 1998, which is not deductible for income tax purposes. This compares to 30% for the same periods of the prior year. The decrease in the effective rate was due to the difference in tax rates between domestic and foreign operations.

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

     Cash generated from operating activities increased $33.0 million for the six months ended July 4, 1998, as compared to the six months ended June 28, 1997. The increase was due primarily to increases in net income excluding unusual items and other non-cash charges, partially offset by changes in the balances of operating assets and liabilities.

     At July 4, 1998, the Company had working capital of $309.0 million compared with $340.3 million at January 3, 1998. Working capital reductions were generated primarily by a decrease in cash and short-term investments of $43.5 million. The decrease in cash was primarily due to the repurchase of the Company's stock, capital expenditures, and acquisitions, partially offset by cash generated from operations.

     In addition to its short-term investments, the Company's primary investing activities were acquisitions, purchases of property and equipment, purchases of software, intangibles, and other assets, and the capitalization of software development costs that in the aggregate represented $141.1 million and $24.6 million of cash used for investing activities in the six months ended July 4, 1998 and June 28, 1997, respectively. For the six month period ended June 28, 1997, net proceeds related to the sale of IMS stock contributed $18.6 million, which was partially offset by the loss to the Company of IMS cash of $9.5 million due to deconsolidation.

     As part of its authorized stock repurchase programs, the Company has sold put warrants and purchased call options through private placements. The Company has a maximum potential obligation related to put warrants at

July 4, 1998 to buy back 5.3 million shares of its common stock at an aggregate price of approximately $143.9 million.

     Anticipated cash requirements for the remainder of 1998 include the purchase of treasury stock through the exercise of call options for the Company's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $45.0 million.

     As part of its overall investment strategy, the Company has committed to invest $50.0 million in a venture capital partnership as a limited partner over the next three to four years. As of July 4, 1998, the Company had contributed approximately $22.7 million, which was reflected in other non-current assets in the accompanying condensed consolidated balance sheets, net of operating losses.

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

     Dependence on Proprietary Technology; Risks of Infringement

     The Company's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology and products. The Company has a program to file applications for and obtain patents in the United

States and in selected foreign countries where a potential market for the Company's products exists. The Company has been issued a number of patents; other patent applications are currently pending. There can be no assurance that any of these patents will not be challenged, invalidated or circumvented or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect the Company's technology. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, copyrights and trademarks has value, the rapidly changing technology in the EDA industry makes the Company's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent, copyright, and trademark protection.

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

     In July 1998, Cadence established a cross functional Year 2000 Project Team to identify and resolve all remaining Year 2000 readiness issues. The primary remaining issues consist of assessing the Year 2000 impact for outside vendors, customers, facilities and the remaining internal business systems that are not yet assessed as Year 2000 Compliant. Project plans have been developed and include the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. It is expected that all Year 2000 project inventories will be completed by the end of the second quarter of 1999. This effort is being followed by each business function conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered.
The assessment efforts are estimated to be completed by the second quarter of 1999. The remediation (modification or replacement of existing software or systems) efforts are expected to be completed by the third quarter of 1999 and the testing phases of the Year 2000 Project Plans are expected to take place throughout most of 1999 and estimated to be completed, for all business critical items, by the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000.

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

     The Year 2000 Project is expected to significantly reduce Cadence's level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations and external agents. In addition, Cadence believes that the current Year 2000 activities surrounding Cadence's software products and internal systems have significantly reduced the risk of any interruption caused by any Year 2000 issues in these areas.

     However, because of uncertainties with Year 2000 issues, Cadence is currently unable to determine whether and to what extent the Year 2000 problem will harm its business, operating results or financial condition.

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

                                                Carrying        Average
                                                  Value      Interest Rate
                                                ---------     -----------
                                              (In millions)
Investment Securities:
 Cash equivalents-fixed rate.................    $ 35.1          5.32%
 Short-term investments-fixed rate...........      66.9          5.69%
 Short-term investments-variable rate........      79.3          5.72%
                                                ---------
   Total investment securities...............     181.3          5.63%
 Cash equivalents-variable rate..............      21.0          5.48%
                                                ---------
   Total interest bearing instruments........    $202.3          5.62%
                                                =========

     Foreign Currency Risk

     The Company transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures in Japan, Canada, Asia, and certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

     The table below provides information as of July 4, 1998 about the Company's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature in less than thirty days.

                                                                                        Average
                                                                         Notional       Contract
Forward Contracts:                                                        Amount         Rate
                                                                     ---------------  ---------------
                                                                     (In millions)
 Japanese yen...................................................               $24.4         143.81
 German deutschemarks...........................................               $ 4.0         1.79
 Italian lira...................................................               $ 3.5         1,769.65
 French francs..................................................               $ 1.8         6.00
 Swedish krona..................................................               $ 1.2         8.03
 Singapore dollars..............................................               $ 1.1         1.76
 Canadian dollars...............................................               $(2.5)        1.47
 British pound sterling.........................................               $(3.0)        0.61

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

     o Call options allow Cadence to buy shares of its stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, Cadence will typically exercise the option and receive shares of stock. If the market price of the stock is less than the exercise price of a call option, Cadence typically will not exercise the option.

     o Call option issuers may accumulate a substantial number of shares of Cadence common stock in anticipation of Cadence's exercising its call option and may dispose of these shares if and when Cadence fails to exercise its call option. This could cause the market price of Cadence common stock to fall.

     o Put warrants allow the holder to sell to Cadence shares of Cadence common stock on a specified days at a specified price. Cadence has the right to settle the put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise.

     o Depending on the exercise price of the put warrants and the market price of the stock at the time of exercise, settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares to the holder of the put warrants. The holder may sell these shares in the market, which could cause the price of Cadence common stock to fall.

     o Put warrant holders may accumulate a substantial number of shares of stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

     The table below provides information at July 4, 1998 about the Company's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through November 12, 1999.


                                                      1998     1999      Estimated
                                                    Maturity  Maturity   Fair Value
                                                    --------  ---------  ----------
(Shares and contract amounts in millions)
Put Warrants:
 Shares............................................      2.4      2.9
 Weighted average strike price.....................   $24.33    $29.95
 Contract amount...................................   $ 58.2    $ 85.7     $22.5
Call Options:
 Shares............................................      1.7       1.9
 Weighted average strike price.....................   $24.45    $30.12
 Contract amount...................................   $ 41.6    $ 57.2     $19.7

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

Nominee                                                    In Favor     Withheld
---------------------------------------------------------- ---------    --------
 Carol A. Bartz........................................... 184,126,069  214,043
 H. Raymond Bingham....................................... 184,149,965  190,147
 John R. Harding.......................................... 184,150,739  189,373
 Dr. Leonard Y. W. Liu.................................... 184,075,024  265,088
 Donald L. Lucas.......................................... 184,133,161  206,951
 Dr. Alberto Sangiovanni-Vincentelli...................... 184,134,510  205,602
 George M. Scalise........................................ 184,123,866  216,246
 Dr. John B. Shoven....................................... 184,106,111  234,001

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

  Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:


         Exhibit
          Number                                  Exhibit Title
        ----------  --------------------------------------------------------------------------
              3.01* (h)  The registrant's Certificate of Retirement of Series A-1 Convertible
                         Preferred Stock as filed with the Secretary of State of the State of
                         Delaware on May 13, 1998.

              3.01* (i)  The Registrant's Certificate of Amendment of Certificate of
                         Incorporation as filed with the Secretary of State of the State of
                         Delaware on May 13, 1998.

              3.01* (j)  The Registrant's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.

             27.01  Financial data schedule for the period ended July 4, 1998.

             * Previously Filed.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CADENCE DESIGN SYSTEMS, INC.
                                 (Registrant)

DATE:    April 1, 1999           By: /s/ John R. Harding
      ---------------------          ---------------------------
                                     JOHN R. HARDING
                                     President and Chief Executive Officer



DATE:    April 1, 1999           By: /s/ H. Raymond Bingham
      ---------------------          ---------------------------
                                     H. RAYMOND BINGHAM
                                     Executive Vice President
                                     and Chief Financial Officer