Form 10-Q/A
period 1998-10-03
CADENCE DESIGN SYSTEMS INC
filed 1999-04-02
CIK 813672

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

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                        CADENCE DESIGN SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
PART  I.     FINANCIAL INFORMATION
Item 1.
             Financial Statements:

             Condensed Consolidated Balance Sheets:
              October 3, 1998 and January 3, 1998....................   3

             Condensed Consolidated Statements of Income:
              Three and Nine Months Ended October 3, 1998
              and September 27, 199..................................   4

             Condensed Consolidated Statements of Cash Flows:
              Nine Months Ended October 3, 1998 and
              September 27, 1997.....................................   5

             Notes to Condensed Consolidated Financial Statements....   6

  Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........  14

  Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk............................................  32

PART  II.    OTHER INFORMATION

  Item 1.    Legal Proceedings.......................................  35

  Item 5.    Other Information.......................................  36

  Item 6.    Exhibits and Reports on Form 8-K........................  36

Signatures...........................................................  37


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                               October 3,          January 3,
                                                                                                  1998                1998
                                                                                          ------------------  ------------------
                                ASSETS                                                         (Unaudited)
Current assets:
     Cash and cash equivalents .......................................................    $          207,727  $          207,024
     Short-term investments ..........................................................                38,231              97,180
     Receivables, net ................................................................               236,866             205,006
     Prepaid expenses and other ......................................................                86,582              99,849
                                                                                          ------------------  ------------------
         Total current assets ........................................................               569,406             609,059

Property, plant, and equipment, net ..................................................               248,019             197,421
Software development costs, net ......................................................                13,548              15,068
Acquired intangibles, net ............................................................               295,224              10,117
Installment contract receivables .....................................................                95,269              61,326
Other non-current assets .............................................................               160,866             130,859
                                                                                          ------------------  ------------------
                                                                                          $        1,382,332  $        1,023,850
                                                                                          ==================  ==================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...............................................    $            1,105  $              794
     Accounts payable and accrued liabilities ........................................               161,831             156,426
     Payable to Ambit shareholders....................................................               252,990                 - -
     Income taxes payable ............................................................                35,480               5,161
     Deferred revenue ................................................................               109,431             106,414
                                                                                          ------------------  ------------------
         Total current liabilities ...................................................               560,837             268,795
                                                                                          ------------------  ------------------
Long-term liabilities:
     Long-term debt ..................................................................                 1,461               1,599
     Deferred income taxes............................................................                61,180                 - -
     Minority interest liability .....................................................                   325                 121
     Other long-term liabilities .....................................................                30,167              26,238
                                                                                          ------------------  ------------------
         Total long-term liabilities .................................................                93,133              27,958
                                                                                          ------------------  ------------------

Stockholders' equity:
     Preferred stock .................................................................                   - -                 - -
     Common stock and capital in excess of par value .................................               626,602             502,602
     Treasury stock at cost (9,644 and 6,739 shares, respectively) ...................              (205,781)            (97,285)
     Retained earnings ...............................................................               315,010             328,934
     Accumulated other comprehensive loss ............................................                (7,469)             (7,154)
                                                                                          ------------------  ------------------
         Total stockholders' equity ..................................................               728,362             727,097
                                                                                          ------------------  ------------------
                                                                                          $        1,382,332  $        1,023,850
                                                                                          ==================  ==================


                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                         CADENCE DESIGN SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                   -------------------------------------  --------------------------------------
                                                       October 3,         September 27,        October 3,         September 27,
                                                          1998                1997                1998                1997
                                                   -----------------  ------------------  ------------------  ------------------
Revenue:
    Product ..................................    $          173,269  $          135,480  $          489,865  $          361,320
    Services  ................................                67,704              40,355             184,733             113,723
    Maintenance ..............................                67,634              59,031             196,020             168,314
                                                  ------------------  ------------------  ------------------  ------------------
       Total revenue .........................               308,607             234,866             870,618             643,357
                                                  ------------------  ------------------  ------------------  ------------------

Costs and expenses:
    Cost of product ..........................                14,782              10,760              38,168              29,344
    Cost of services .........................                49,482              28,520             137,084              80,582
    Cost of maintenance ......................                12,338               7,039              32,869              19,423
    Amortization of acquired intangibles......                 2,856                 493               6,029               1,417
    Marketing and sales ......................                76,052              63,261             216,663             183,306
    Research and development .................                44,854              35,927             129,522             104,350
    General and administrative ...............                16,660              14,251              49,484              42,010
    Unusual items ............................               158,033                 - -             218,890              34,114
                                                  ------------------  ------------------  ------------------  ------------------
       Total costs and expenses ..............               375,057             160,251             828,709             494,546
                                                  ------------------  ------------------  ------------------  ------------------

          Income (loss) from operations ......               (66,450)             74,615              41,909             148,811

Other income, net ............................                 1,328               4,386               6,523              22,988
                                                  ------------------  ------------------  ------------------  ------------------
          Income (loss) before provision for
             income taxes ....................               (65,122)             79,001              48,432             171,799

Provision for income taxes ...................                13,555              23,700              62,356              52,296
                                                  ------------------  ------------------  ------------------  ------------------
          Net income (loss) ..................    $          (78,677) $           55,301  $          (13,924) $          119,503
                                                  =================   ==================  ==================  ==================
Basic net income (loss) per share ............    $           (0.37)  $             0.27  $           (0.07)  $             0.63
                                                  =================   ==================  ==================  ==================
Diluted net income (loss) per share ..........    $           (0.37)  $             0.24  $           (0.07)  $             0.56
                                                  =================   ==================  ==================  ==================
Weighted average common shares outstanding ..                212,292             204,168             211,505             190,432
                                                  =================   ==================  ==================  ==================
Weighted average common and potential
   common shares outstanding -- assuming
   dilution ................................                 212,292             231,627             211,505             214,971
                                                  =================   ==================  ==================  ==================

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                         CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                          --------------------------------------
                                                                                                October 3,        September 27,
                                                                                                   1998               1997
                                                                                          ------------------  ------------------
Cash and Cash Equivalents at Beginning of Period                                          $          207,024  $          289,118
                                                                                          ------------------  ------------------
Cash Flows from Operating Activities:
    Net income (loss) ................................................................               (13,924)            119,503
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization .................................................                67,434              42,315
       Deferred income taxes .........................................................                37,067             (13,401)
       Write-off of equipment and other assets, net ..................................                 3,903               1,267
       Write-off of in-process technology ............................................               194,100               4,860
       Other long-term liabilities and minority interest expense .....................                 3,533               4,980
       Gain on sale of subsidiary stock ..............................................                   - -             (13,061)
       Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
          Receivables.................................................................               (23,432)            (14,396)
          Prepaid expenses and other .................................................                24,220              (9,954)
          Installment contract receivables ...........................................               (33,943)                - -
          Accrued liabilities and payables ...........................................               (19,199)             33,953
          Income taxes payable .......................................................                85,761              56,155
          Deferred revenue ...........................................................                 1,222              (9,694)
                                                                                          ------------------  ------------------
              Net cash provided by operating activities ..............................               326,742             202,527
                                                                                          ------------------  ------------------
Cash Flows from Investing Activities:
    Maturities of short-term investments--held-to-maturity ...........................                48,802              19,600
    Purchases of short-term investments--held-to-maturity ............................               (35,852)            (67,688)
    Maturities of short-term investments--available-for-sale .........................               537,552                 - -
    Purchases of short-term investments--available-for-sale ..........................              (491,553)             (6,747)
    Purchases of property, plant, and equipment ......................................               (84,395)            (62,341)
    Capitalization of software development costs .....................................               (17,316)            (11,077)
    Increase in acquired intangibles and other assets ...............................                (92,896)            (43,713)
    Net proceeds from sale of subsidiary stock .......................................                   - -              18,582
    Effect of deconsolidation on cash ................................................                   - -             (25,118)
    Purchase of businesses, net of acquired cash .....................................              (100,134)             34,988
    Sale of put warrants .............................................................                14,812               5,688
    Purchase of call options .........................................................               (14,812)             (5,688)
                                                                                          ------------------  ------------------
              Net cash used for investing activities .................................              (235,792)           (143,514)
                                                                                          ------------------  ------------------
Cash Flows from Financing Activities:
    Principal payments on capital lease obligations and long-term debt ...............                  (699)            (21,742)
    Sale of common stock .............................................................                60,949              43,576
    Purchases of treasury stock ......................................................              (150,035)            (33,138)
                                                                                          ------------------  ------------------
              Net cash used for financing activities .................................               (89,785)            (11,304)
                                                                                          ------------------  ------------------
Effect of exchange rate changes on cash ..............................................                  (462)             (4,270)
                                                                                          ------------------  ------------------
Increase in Cash and Cash Equivalents ................................................                   703              43,439
                                                                                          ------------------  ------------------
Cash and Cash Equivalents at End of Period ...........................................    $          207,727  $          332,557
                                                                                          ==================  ==================

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

                      Nine Months
                         Ended
                     September 27,
                         1997
                    ---------------
                    (In Thousands)
Revenue
-------
 Cadence                  $632,881
 CCT                        10,476
                          --------
 Combined and             $643,357
  restated                ========

Net Income (Loss)
-----------------
 Cadence                  $120,869
 CCT                        (1,366)
                          --------
 Combined and             $119,503
  restated                ========

  In September 1998, the Company acquired Ambit Design Systems, Inc. (Ambit) and Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies, Inc. (BLDA). In March 1998, the Company acquired Excellent Design, Inc. (EXD) and in February 1998, the Company acquired Symbionics Group Limited (Symbionics). The acquisitions were accounted for as business combinations using the purchase method of accounting. The estimated fair value of the in-process technology (IPR&D), of $214.4 million and $42.7 million for Ambit and BLDA, respectively, was charged to expense in the quarter ended October 3, 1998 and the estimated fair value of the IPR&D of $42.0 million and $40.0 million for EXD and Symbionics, respectively, was charged to expense in the quarter ended April 4, 1998 (the periods in which the acquisitions were consummated). Subsequent to the Securities and Exchange Commission's letter to the AICPA, dated September 9, 1998, regarding its views on IPR&D, the Company had discussions with the staff of the Securities and Exchange Commission and revised the purchase price allocations and restated its financial statements. As a result, the Company has made adjustments to decrease the amounts previously expensed as IPR&D in 1998 and increase goodwill and intangible assets by similar amounts.

  The effect of these adjustments on the previously reported condensed consolidated financial statements follows:


                                 For the Three Months Ended    For the Nine Months Ended
                                      October 3, 1998             October 3, 1998
                                 ------------------------     ------------------------
                                 As Reported  As Restated     As Reported  As Restated
                                 -----------  -----------     -----------  -----------
                                                     (In thousands)
 Cost of product..............     $  15,614     $ 14,782       $  40,325     $ 38,168
 Cost of services.............     $  50,061     $ 49,482       $ 138,066     $137,084
 Amortization of acquired          $     - -     $  2,856       $     - -     $  6,029
  intangibles.................
 Unusual items................     $ 278,333     $158,033       $ 364,290     $218,890
 Total costs and expenses.....     $ 493,912     $375,057       $ 971,219     $828,709
 Provision for income taxes...     $   8,785     $ 13,555       $  57,776     $ 62,356
 Net loss.....................     $(192,762)    $(78,677)      $(151,854)    $(13,924)
 Basic net loss per share.....     $   (0.91)    $  (0.37)      $   (0.72)    $  (0.07)
 Diluted net loss per share...     $   (0.91)    $  (0.37)      $   (0.72)    $  (0.07)

                                         As of October 3, 1998
                                       -------------------------
                                       As Reported   As Restated
                                       -----------   -----------
                                            (In thousands)
 Acquired intangibles, net............    $ 91,154      $295,224
 Other non-current assets.............    $165,826      $160,866
 Deferred income taxes................    $  - - -      $ 61,180
 Retained earnings....................    $177,080      $315,010

Revenue Recognition

  Effective January 4, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

Acquisitions

  In September 1998, the Company acquired all of the outstanding stock of Ambit Design Systems, Inc. (Ambit), a California corporation, for cash. The total purchase price was $255.0 million, and the acquisition was accounted for as a purchase. The results of operations of Ambit and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over seven years.

  Management estimates that $106.5 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statement of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

 In connection with the acquisition, net assets acquired were as follows:

                                                 (in thousands)
 Acquired intangibles, including in-process
   technology..................................     $308,678
 Property, plant, and equipment, net and other
   non-current assets..........................        8,833
 Cash, receivables, and other current assets...        8,349
 Current liabilities assumed...................      (13,605)
 Deferred income taxes.........................      (57,765)
                                                    --------
   Net assets acquired.........................     $254,490
                                                    ========

  The following table represents unaudited consolidated pro forma financial information as if the Company and Ambit had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had the Company and Ambit been a combined company during the specified periods. The pro forma results include the effects of the amortization of intangible assets and adjustments to the income tax provision. The pro forma combined results exclude acquisition-related charges for acquired in-process technology related to Ambit.

                                                     Nine Months Ended
                                                 --------------------------
                                                  October 3,    September 27,
                                                     1998          1997
                                                 ------------  ------------
                                            (In thousands, except per share amounts)
Revenue........................................      $881,434      $644,485
                                                     ========      ========
Net income.....................................      $ 73,724      $100,987
                                                     ========      ========
Net income per common share:
 Basic.........................................      $   0.35      $   0.53
                                                     ========      ========
 Diluted.......................................      $   0.31      $   0.47
                                                     ========      ========

  In September 1998, the Company acquired Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc. (BLDA), for cash. The total purchase price was $58.0 million, and the acquisition was accounted for as a purchase. The results of operations of BLDA and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

  Management estimates that $30.3 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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

  Management estimates that $28.4 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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

  Management estimates that $28.5 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

  Comparative pro forma financial information has not been presented as the results of operations of BLDA, EXD and Symbionics were not material to the Company's condensed consolidated financial statements, either individually or in the aggregate.

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

 A summary of comprehensive income (loss) follows:

                               Three Months Ended           Nine Months Ended
                           --------------------------  ----------------------------
                            October 3,   September 27,   October 3,    September 27,
                               1998          1997          1998           1997
                           -------------  -----------  -------------  -------------
                                               (In thousands)
Net income (loss)........      $(78,677)      $55,301      $(13,924)      $119,503
Translation income (loss)         1,830           393          (315)        (2,364)
                               --------       -------      --------       --------
Comprehensive income           $(76,847)      $55,694      $(14,239)      $117,139
 (loss)..................      ========       =======      ========       ========

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

  The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                             Three Months Ended      Nine Months Ended
                           ----------------------  ----------------------
                           October 3, September 27, October 3, September 27,
                              1998        1997        1998        1997
                           ----------  ----------  ----------  ----------
                                           (In thousands)
Weighted average common
 shares used to
 calculate basic net
 income (loss) per share.     212,292     204,168     211,505     190,432
 Options.................        - -       27,253         - -      24,222
 Warrants and other
  contingent common
  shares.................         - -         206         - -         240

 Puts....................         - -         - -         - -          77
                              -------     -------     -------     -------
Weighted average common
 and potential common
 shares used to
 calculate diluted net
 income (loss) per share.     212,292     231,627     211,505     214,971
                              =======     =======     =======     =======

  Had the Company recorded net income for the three and nine months ended October 3, 1998, dilutive weighted outstanding options would have been 19.0 million and 22.5 million shares, respectively, and weighted outstanding warrants and other dilutive contingent shares would have been 0.6 million and 0.4 million shares, respectively.

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

Credit Facility

  In October 1998, the Company entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks which allows the Company to borrow up to $355.0 million. The 1998 Facility is divided between a $177.5 million three year revolving credit facility (the Three Year Facility) and a $177.5 million 364-day revolving credit facility convertible to a three year term loan (the 364-Day Facility). The Three Year Facility expires September 29, 2001 and the 364-Day Facility will either expire on September 29, 1999 and be converted to a three year term loan with a maturity date of September 29, 2002 or, at the option of the bank group, be renewed for an additional one year period. The Company has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.00%, based on a pricing grid tied to a financial covenant or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unutilized portions of the Three Year Facility at rates between 0.18% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.10%. The 1998 Facility contains certain financial and other covenants. As of October 3, 1998, the Company had no outstanding borrowings under the 1998 Facility.

  In April 1996, the Company entered into a senior secured revolving credit facility (the 1996 Facility) which allowed the Company to borrow up to $120.0 million through April 1999. As a result of the Company securing the 1998 Facility, the 1996 Facility was terminated in September 1998.

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

  As part of its authorized repurchase programs, the Company has sold put warrants through private placements. At October 3, 1998, there were 5.4 million put warrants outstanding which entitle the holder to sell one share of common stock to the Company on a specified date and at a specified price ranging from $20.88 to $35.14 per share. Additionally, during the same period, the Company purchased call options that entitle the Company to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under the Company's systematic stock repurchase programs. At October 3, 1998, the Company had 3.8 million call options outstanding at prices ranging from $21.13 to $35.39 per share. The put warrants and call options outstanding at October 3, 1998 are exercisable on various dates through November 1999 and the Company has the contractual ability to settle the options prior to their maturity.

  If exercised, the Company has the right to settle the put warrants with stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants could cause the Company to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of the Company's common stock at the time of exercise. In addition, settlement of the put warrants could lead to the disposition by put warrant holders of shares of the Company's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of the Company's common stock. At October 3, 1998, the Company had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

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

Subsequent Events

  In October 1998, the Company began to draw on its 364-Day Facility to fund the acquisition of the outstanding shares of Ambit. As of November 7, 1998, the Company had $125.0 million outstanding under the 1998 Facility.

  In October 1998, the Company announced a restructuring for the fourth quarter of 1998 with a related charge estimated at approximately $36.0 million. This charge is required to cover expenses related to staff reductions of approximately 560 employees and facilities and program streamlining.

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

Results of Operations

 Revenue

                                 Three Months Ended                     Nine Months Ended
                              -------------------------             -------------------------
                              October 3,  September 27,             October 3,  September 27,
                                 1998         1997       % Change      1998         1997       % Change
                              ----------  -------------  ---------  ----------  -------------  ---------
                                         (In millions)                         (In millions)
Product.....................      $173.3         $135.5        28%      $489.9         $361.3        36%
Services....................        67.7           40.4        68%       184.7          113.7        62%
Maintenance.................        67.6           59.0        15%       196.0          168.3        16%
                                  ------         ------                 ------         ------
 Total revenue..............      $308.6         $234.9        31%      $870.6         $643.3        35%
                                  ======         ======                 ======         ======

 Sources of Revenue as a Percent of Total Revenue

Product.....................          56%            58%                    56%            56%
Services....................          22%            17%                    21%            18%
Maintenance.................          22%            25%                    23%            26%

  The increase in product revenue of $37.8 million and $128.6 million for the three and nine month periods ended October 3, 1998, respectively, when compared to the same periods of 1997, was attributable primarily to increased demand for products used by customers to develop integrated circuits (ICs) and deep submicron designs, including design entry tools, custom layout tools, analog design tools, automatic place-and-route tools, and verification tools.

  Services revenue increased $27.3 million and $71.0 million in the three and nine month periods ended October 3, 1998, respectively, when compared to the same periods of 1997. The increase in services revenue was primarily the result of increased demand for the Company's services offerings throughout the world.

  The increase in maintenance revenue of $8.6 million and $27.7 million for the three and nine month periods ended October 3, 1998, respectively, as compared to the same periods of

1997, was attributable primarily to an increase in the Company's installed base of products and the sale of higher priced maintenance contracts which on average require higher support levels.

  Revenue from international sources was approximately $150.2 million and $134.2 million, or 49% and 57% of total revenue, for the third quarters of 1998 and 1997, respectively. For the nine month period ended October 3, 1998, revenue from international sources was $436.0 million, as compared to $339.3 million for the same period of 1997, representing 50% and 53%, respectively, of total revenue for each period. The increase in total revenue from international sources in the third quarter of 1998, as compared to the same period of 1997, was primarily attributable to revenue growth in Japan. Total revenue growth from international sources for the third quarter of 1998, was partially offset by a $9.1 million negative impact on revenue as a result of the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar.

 Cost of Revenue

                     Three Months Ended                     Nine Months Ended
                  -------------------------             -------------------------
                  October 3,  September 27,             October 3,  September 27,
                     1998         1997      % Change       1998         1997      % Change
                     ----         ----      ---------      ----         ---       ---------
                             (In millions)                         (In millions)
Product.........    $14.8         $10.8            37%    $ 38.2       $29.3            30%
Services........    $49.5         $28.5            74%    $137.1       $80.6            70%
Maintenance.....    $12.3         $ 7.0            75%    $ 32.9       $19.4            69%

 Cost of Revenue as a Percent of Related Revenue

Product.........      9%          8%                    8%        8%
Services........     73%         71%                   74%       71%
Maintenance.....     18%         12%                   17%       12%

  Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and the amortization of capitalized software development costs. Cost of product revenue increased by $4.0 million and $8.9 million for the three and nine month periods ended October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to higher amortization costs associated with capitalized software development costs and an increase in product royalty costs.

  Cost of services revenue includes personnel and related costs associated with providing services to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. Cost of services revenue increased by $21.0 million and $56.5 million for the three and nine month periods ended October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to the addition of services professionals by the Company, through acquisitions and increased hiring, and the continued investment in developing new services offerings. Services gross margins have been and may continue to be adversely affected by the cost of integrating new service professionals as well as the Company's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by the Company's inability to achieve operating efficiencies with its resources when implementing a growing number of services offerings.

  Cost of maintenance revenue includes the cost of customer services such as hot-line and on-site support and the production cost of the maintenance renewal process. Cost of maintenance revenue increased by $5.3 million and $13.5 million for the three and nine month periods ended

October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to additional costs associated with supporting a larger installed base of products, including products acquired, additional costs to provide higher support levels on a per customer basis, and establishing a new centralized customer response center.

  Amortization of Acquired Intangibles

                                       Three Months Ended                    Nine Months Ended
                              -------------------------------------  ----------------------------------
                                  October 3,        September 27,       October 3,      September 27,
                                     1998                1997              1998              1997
                              -------------------  ----------------  ----------------  ----------------
                                          (In millions)                        (In millions)
 Amortization of acquired
  intangibles...............                $ 2.9             $ 0.5             $ 6.0             $ 1.4


  Amortization of acquired intangibles increased $2.4 million and $4.6 million for the three and nine month periods ended October 3, 1998, respectively, as compared with the same periods of 1997, primarily due to amortization associated with Cadence's acquisitions of Ambit, BLDA, Symbionics, and EXD. Additional information about these acquisitions can be found below under "Acquisitions and In-Process Technology."

 Operating Expenses

                                   Three Months Ended                     Nine Months Ended
                                -------------------------             -------------------------
                                October 3,  September 27,             October 3,  September 27,
                                   1998         1997      % Change       1998         1997      % Change
                                   ----         ----      ---------      ----         ----      ---------
                                           (In millions)                         (In millions)
Marketing and sales...........    $76.1        $63.3            20%     $216.7       $183.3           18%
Research and development......    $44.9        $35.9            25%     $129.5       $104.3           24%
General and administrative....    $16.7        $14.3            17%     $ 49.5       $ 42.0           18%


 Operating Expenses as a Percent of Total Revenue

Marketing and sales...........        25%          27%                       25%          28%
Research and development......        15%          15%                       15%          16%
General and administrative....         5%           6%                        6%           7%

    The increase in marketing and sales expenses of $12.8 million in the third quarter of 1998, as compared with the third quarter of 1997, was primarily the result of an increase of $10.0 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $4.1 million. The increase in marketing and sales expenses in the third quarter of 1998 was partially offset by a $1.9 million decrease resulting from the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar in the third quarter of 1998, as compared with the third quarter of 1997. For the nine month period ended October 3, 1998, as compared with the same period of 1997, the increase in marketing and sales expenses of $33.4 million was primarily the result of an increase of $25.0 million in employee related expenses attributable to increased headcount and commissions, as well as an increase in sales support costs in Japan of $6.5 million.

    The Company's investment in research and development, prior to the reduction for capitalization of software development costs, was $50.6 million and $40.2 million for the third quarters of 1998 and 1997, respectively, representing 16% and 17% of total revenue, respectively. The increase in net research and development expenses for the third quarter of $9.0 million was primarily attributable to employee related costs of $3.9 million due to increased headcount and facilities costs of $3.2 million. The Company capitalized $5.7 million and $4.3 million of software development costs for the third quarters of 1998 and 1997, respectively, which represented 11% of total research and development expenditures made in each of those periods, resulting primarily from general increases in new product development. The increase in net research and development expenses of $25.2 million for the nine month period ended October 3, 1998, as compared with the same period of 1997, was primarily the result of an increase of $16.1 million in employee related expenses attributable to increased headcount, facilities costs of $9.8 million and management information systems costs of $5.5 million, partially offset by an increase in the capitalization of software development costs of $6.2 million. For the nine month periods ended October 3, 1998 and September 27, 1997, the Company capitalized $17.3 million and $11.1 million of software development costs, which represented 12% and 11%, respectively, of total research and development expenditures made in each of those periods. The increase resulted primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    General and administrative expenses increased by $2.4 million and $7.5 million for the three and nine month periods ended October 3, 1998, respectively, as compared to the same periods of 1997. This was primarily attributable to an increase in bad debt expense of $1.2 million and $3.1 million, consulting services fees of $0.7 million and $2.4 million, and employee related expenses of $0.2 million and $1.9 million, for the three and nine month periods ended October 3, 1998, respectively, as compared to the same periods of 1997.

 Unusual Items

  Described below are unusual items and restructuring charges during the three months ended October 3, 1998. There were no unusual items in the three month period ended September 27, 1997.

                                                     Three Months Ended            Nine Months Ended
                                                ---------------------------  --------------------------
                                                 October 3,   September 27,  October 3,   September 27,
                                                    1998          1997          1998          1997
                                                -----------   ------------   ----------   ------------
                                                      (In millions)                 (In millions)
Write-off of acquired in-process technology...     $137.2            $ - -       $194.1          $ 4.9
Restructuring charges.........................       20.8              - -         24.8           29.2
                                                   ------            -----       ------          -----
                                                   $158.0            $ - -       $218.9          $34.1
                                                   ======            =====       ======          =====

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

  Also included in unusual items for the nine month period ending October 3, 1998 were restructuring charges of $4.0 million related to the Company's international business operations and its information technology support services contract.

  Included in unusual items for the nine month period ended September 27, 1997 was a $29.2 million restructuring charge due to the Company's merger with High Level Design Systems, Inc. and Cooper and Chyan Technology, Inc., its reorganization into business units, and expenses to restructure the Company's international business operations.

  During the nine months ended October 3, 1998, the Company made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. A summary of purchase acquisitions and values assigned to acquired in-process technology and projected costs to complete the ongoing development for the nine months ended October 3, 1998, follows:

                                                               Estimated
                                                                Cost to
                                                   In-Process   Complete
                                        Purchase   Technology  In-Process
                                         Price       Charge    Technology
                                       ----------  ----------  ----------
                                                 (In millions)
Ambit Design Systems, Inc.:
 Buildgates synthesis................                  $106.5       $15.0
                                                       ------       -----
   Total.............................      $255.0      $106.5       $15.0
                                           ======      ======       =====
Bell Labs' Integrated Circuit
Design Automation Group:
 Formal verification.................                  $ 14.0       $ 2.0
 Physical extraction.................                    16.3         3.0
                                                       ------       -----
   Total.............................      $ 58.0      $ 30.3       $ 5.0
                                           ======      ======       =====
Excellent Design, Inc.:
 Process libraries/intellectual                        $ 20.5       $ 4.0
  property...........................
 Process specific tools..............                     7.9         3.0
                                                       ------       -----
   Total.............................      $ 40.9      $ 28.4       $ 7.0
                                           ======      ======       =====
Symbionics Group Limited:
 Digital television..................                  $ 13.2       $ 2.5
 Wireless communications.............                    15.3         3.5
                                                       ------       -----
   Total.............................      $ 46.1      $ 28.5       $ 6.0
                                           ======      ======       =====

 Acquisitions and In-Process Technology

  In September 1998, Cadence acquired all of the outstanding stock of Ambit, for cash. Ambit was a leading developer of design automation technology used in system-on-a-chip (SOC) design. The total purchase price was $255.0 million, and the acquisition was accounted for as a purchase.

  Upon consummation of the Ambit acquisition, Cadence immediately charged to expense $106.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process technology is expected to be commercially viable in 1999. Expenditures to complete the in-process technology are expected to total approximately $15.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

  At the time of its acquisition by Cadence, Ambit was working on several significant research and development projects that were intended to provide the next generation version of its existing product, Buildgates 2.2. The nature of the efforts to complete the next generation version of Buildgates relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

  The Company expects Ambit's creation of a fundamentally new approach to synthesis in deep submicron and in SOC to create an opportunity for additional consulting services revenue.

  In September 1998, Cadence acquired BLDA for cash. The total purchase price was $58.0 million and the acquisition was accounted for as a purchase.

  Upon consummation of the BLDA acquisition, Cadence immediately charged to expense $30.3 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2000. Expenditures to complete these projects are expected to total approximately $5.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

  BLDA's in-process research and development projects are related to its Formalcheck and Clover technologies. BLDA has two major enhancements underway for Formalcheck. This effort is expected to yield a revenue-generating product by the year 2000. BLDA's research and development related to Clover involved the design and development of new Design Rule Checking and Parasitic Extraction tools, which are expected to substantially improve the performance and functionality of the technology. This effort is expected to be complete by late 1999. The nature of the efforts to complete the next generation version of Formalcheck and Clover relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

  As evidenced by their continued support for these projects, management believes Cadence is well positioned to successfully complete each of the major research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success.

  The net cash flows resulting from the projects underway at Ambit and BLDA, which were used to value the acquired in-process technology, were based on management's estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections are based on the potential market size that the projects are addressing, Cadence's ability to gain market acceptance in these segments, and the life cycle of in-process technology.

  Estimated total revenue from the acquired in-process product areas peak in years 2003-2004 and decline rapidly in years 2005-2006 as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $50.3 million and $23.2 million in connection with the Ambit and BLDA acquisitions, respectively. There can be no assurances that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisitions. See "Factors That May Affect Future Results." The net cash flows generated from the in-process technology are expected to reflect earnings before interest, taxes and depreciation of approximately 38% to 49% for the sales generated from in-process technology.

  The discount of the net cash flows to their present value is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of the enterprise. The discount rates used to discount the net cash flows from the business enterprise, specifically acquired in-process technology, were 28% and 25% for Ambit and BLDA, respectively. These discount rates reflect the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

  If these projects are not successfully developed, Cadence's business, operating results and financial condition may be negatively affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

  To date, Ambit's and BLDA's results have not differed significantly from the forecast assumptions. Cadence's research and development expenditures since the acquisitions have not differed materially from expectations. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

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

  The discount applied to the net cash flows to calculate their present value was based on the WACC. The discount rates used to discount the net cash flows from acquired in-process technology range from 22% to 30% for EXD and Symbionics. The discount rates are sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

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

 Other Income, Net and Income Taxes

  Other income, net of other expenses, decreased by $3.1 million for the three month period ended October 3, 1998, as compared to the same period of 1997, primarily due to a decrease in interest income of $2.1 million and a higher interest expense of $0.6 million. For the nine month period ended October 3, 1998, other income, net of other expenses, decreased by $16.5 million, as compared to the same period of 1997, primarily due to the $13.1 million gain on the sale of Integrated Measurement Systems, Inc. (IMS) stock recorded in the first quarter of 1997 and a decrease in interest income of $4.0 million.

  The Company's estimated effective tax rate in the three and nine month periods ended October 3, 1998 was 28.5%, excluding the effect of the write-offs of acquired in-process technology of $137.2 million and $194.1 million in the first and third quarters of 1998, respectively, which is not deductible for income tax purposes. This compares to 30% for the same periods of the prior year. The decrease in the effective rate was due to the difference in tax rates between domestic and foreign operations.

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

       In 1995, Cadence also commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems are expected to make approximately 70% of Cadence's business computer systems Year 2000 Compliant. In addition, during September 1997, Cadence commenced an investigation of the condition of Year 2000 readiness for all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues. As of February 1999, of the 60 business application systems that had been identified, 54 had been modified or replaced and determined to be Year 2000 ready. Recently, Cadence has identified additional areas requiring Year 2000 assessment, remediation, and testing, specifically software interfaces and applications used to interact with vendors, as well as applications that are unique to the various international operations. Cadence expects that all business critical applications shall be Year 2000 Compliant by the third quarter of 1999.

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

Single European Currency

       On January 1, 1999, 11 member countries of the European Union will adopt the Euro as their common legal currency and establish fixed conversion rates between their sovereign currencies and the Euro. Transactions can be made in either the sovereign currencies or the Euro until January 1, 2002, when the Euro must be used exclusively. Currently, only electronic transactions may be conducted using the Euro. Cadence believes that its internal systems and financial institution vendors are capable of handling the Euro conversion and is in the process of examining current marketing and pricing policies and strategies that may be affected by conversion to the Euro. The cost of this effort is not expected to materially hurt Cadence's results of operations or financial condition. However, Cadence cannot assure you that all issues related to the Euro conversion have been identified and that any additional issues would not materially hurt Cadence's results of operations or financial condition. For example, the conversion to the Euro may have competitive implications on Cadence's pricing and marketing strategies and Cadence may be at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion. Cadence has not yet completed its evaluation of the impact of the Euro conversion on its functional currency designations.

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

Liquidity and Capital Resources

     At October 3, 1998, the Company's principal sources of liquidity consisted of $246.0 million of cash, cash equivalents, and short-term investments, compared to $304.2 million at January 3, 1998, and a new $355.0 million senior unsecured credit facility. As of November 7, 1998, the Company had borrowings of $125.0 million under the credit facility.

     Cash generated from operating activities increased $124.2 million for the nine months ended October 3, 1998, as compared to the nine months ended September 27, 1997. The increase was due primarily to increases in net income excluding unusual items and certain other non-cash charges, partially offset by changes in the balances of operating assets and liabilities. An important contributor to the increase was the Company's software financing program, whereby interests in the Company's qualified accounts receivables are transferred to third party financial institutions on a non-recourse basis in exchange for cash.

     At October 3, 1998, the Company had working capital of $8.6 million compared with $340.3 million at January 3, 1998. Working capital reductions were generated primarily by an increase in current liabilities, due primarily to the $253.0 million payable to Ambit shareholders, and a decrease in cash and short-term investments of $58.2 million. The decrease in cash was primarily due to the repurchase of the Company's stock, capital expenditures, and acquisitions, partially offset by cash generated from operations.

     In addition to its short-term investments, the Company's primary investing activities were acquisitions, purchases of property and equipment, purchases of software, intangibles, and other assets, and the capitalization of software development costs that in the aggregate represented $294.7 million and $82.1 million of cash used for investing activities in the nine months ended October 3, 1998 and September 27, 1997, respectively. Also contributing to cash from investing activities for the nine month period ended September 27, 1997, were net proceeds related to the sale of IMS stock of $18.6 million, which was partially offset by the loss to the Company of IMS cash of $9.5 million due to deconsolidation.

     As part of its authorized stock repurchase programs, the Company has sold put warrants and purchased call options through private placements. The Company has a maximum potential obligation related to put warrants at October 3, 1998 to buy back 5.4 million shares of its common stock at an aggregate price of approximately $144.0 million through November 1999.

     Anticipated cash requirements for the remainder of 1998 include the purchase of treasury stock through the exercise of call options for the Company's stock repurchase programs, disbursements to Ambit shareholders of approximately $253.0 million, and the contemplated additions of property, plant, and equipment of approximately $25.0 million.

     As part of its overall investment strategy, the Company has committed to invest $50.0 million in a venture capital partnership as a limited partner over the next three to four years. As of October 3, 1998, the Company had contributed approximately $26 million, which is reflected in other non-current assets in the accompanying condensed consolidated balance sheets, net of operating losses.

     The Company anticipates that current cash and short-term investment balances, cash flows from operations, and the $355.0 million credit facility will be sufficient to meet its working capital requirements on a short- and long-term basis.

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

  In the electronics design and consulting markets, the Company competes with numerous EDA and other consulting companies. This emerging market represents the outsourcing of an activity by electronics manufacturers that has traditionally been performed in house, and is thus subject to the customers' "make versus buy" decisions. As a result, the Company's services business must also compete with the internal design capabilities of manufacturers of electronic devices, many of which have substantially greater financial, marketing, and technological resources than the Company. Therefore, the Company's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, competitive prices, a quicker response or a combination of these factors. There can be no assurance the Company will be able to effectively compete in this area, and any failure to compete in the electronic design and consulting market may have a material adverse effect on the Company's business, operating results and financial condition.

  The electronics design and consulting service businesses have relatively low barriers to entry and, therefore, EDA and other electronics companies and management consulting firms have entered and may continue to enter into this market. The pricing model for services is susceptible to supply and demand volatility for labor as well as the Company's continuing ability to provide competitive time-to-market benefits to its customers. Some of the Company's current and potential competitors in the electronics design and consulting services businesses may have substantially greater financial, marketing, and technological resources than the Company. There can be no assurance that the Company will be able to compete successfully in these businesses, and any failure to compete in this business may have a material adverse effect on the Company's business, operating results and financial condition.

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

  Because of the existence of a large number of patents in the EDA industry and the rapid rate of issuance of new patents, it is not economically practicable to determine in advance whether a product or any of its components infringes patent rights of others. From time to time, the Company receives notices from or is sued by third parties regarding patent or other intellectual property claims or is called upon to defend or indemnify a customer against such a claim of a third party. If infringement is alleged, the Company believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on the Company's business, operating results and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, or at all, or that the Company would prevail in any such challenge. Many of the Company's products are designed to include software or other intellectual property licensed from third parties, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on the Company's business, operating results and financial condition.

 Risk of Failure to Obtain Export Licenses

  The Company is required to comply with the regulations of the United States Department of Commerce with respect to the shipment of its products and other technologies outside the United States to certain countries and certain end users. Although to date, the Company has not encountered any material difficulty in complying with these regulations, any difficulty in such compliance in the future could have an adverse effect on the Company's business, operating results and financial condition.

 Risks of Business Interruption

  The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures will be sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, operating results and financial condition.

 Implementation of New Systems

  The Company is currently in the process of transitioning to new computer software for its financial, accounting, project system accounting, and order management information systems. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial management difficulties in operations planning, financial reporting, and management and thus could have a material adverse effect on the Company's business, operating results, financial condition and results of operations.

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

                                                                Average
                                                    Carrying    Interest
                                                     Value        Rate
                                                   ----------  ----------
                                                   (In millions)
Investment Securities:
   Cash equivalents-fixed rate...................      $ 31.2       5.18%
   Short-term investments-fixed rate.............        36.1       5.75%
   Short-term investments-variable rate..........         2.0       5.60%
                                                       ------
       Total investment securities...............        69.3       5.49%
   Cash equivalentsvariable rate.................        48.4       4.78%
                                                       ------
       Total interest bearing instruments........      $117.7       5.20%
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

                                                             Average
                                            Notional         Contract
Forward Contracts:                           Amount            Rate
                                         ---------------  --------------
                                                  (In millions)
   Japanese yen........................           $32.7           143.61
   French francs.......................           $(5.7)            5.93
   Italian lira........................           $ 4.6         1,749.28
   German deutschemarks................           $ 4.3             1.77
   Canadian dollars....................           $(3.9)            1.52

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

* Depending on the exercise price of the put warrants and the market price of the stock at the time of exercise, settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares to the holder of the put warrants. The holder may sell these shares in the market, which could cause the price of Cadence common stock to fall.

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

                                                                  Estimated
                                             1998        1999       Fair
                                           Maturity    Maturity     Value
                                          ----------  ----------  ---------
                                      (Shares and contract amounts in millions)
Put Warrants:
 Shares.................................         1.2         4.2
 Weighted average strike price..........      $24.34      $27.22
 Contract amount........................      $ 29.7      $114.3      $25.2
Call Options:
 Shares.................................         0.9         2.9
 Weighted average strike price..........      $24.47      $27.19
 Contract amount........................      $ 20.8      $ 78.8      $ 8.8

 Interest Rate Swap Risk

  The Company entered into a 4.8% fixed interest rate swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a certain financing institution on a non-recourse basis. At October 3, 1998 the maturity distribution of the $26.0 million notional amount was in quarterly installments of approximately $2.0 million commencing in January 1999 and ending in October 2001. The estimated fair value at October 3, 1998 was negligible.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time the Company is involved in various disputes and litigation matters which arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contracts , distribution arrangements, and employee relations matters.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

         Exhibit
          Number                Exhibit Title
        ----------              -------------
             10.45* Revolving Credit Agreement, dated September 30, 1998, by and between
                    ABN-AMRO Bank and the Registrant.

             10.46* Amendment, dated October 16, 1998, to the Revolving Credit Agreement, by
                    and between ABN-AMRO Bank and the Registrant (Exhibit 10.45).

             10.47  Agreement and Plan of Reorganization, dated September 3, 1998, by and among the Registrant, Ambit Design Systems, Inc., and Adirondack
                    Transaction Corp. (incorporated by reference to Exhibit 2.01 to the
                    September 30, 1998 Form 8-K).

             27.01  Financial data schedule for the period ended October 3, 1998.

             * Previously Filed

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



                                CADENCE DESIGN SYSTEMS, INC.
                                (Registrant)


DATE: April 1, 1999             By: /s/ John R. Harding
                                   ------------------------------------
                                   JOHN R. HARDING
                                   President and Chief Executive Officer



DATE: April 1, 1999             By: /s/ H. Raymond Bingham
                                   ------------------------------------
                                   H. RAYMOND BINGHAM
                                   Executive Vice President
                                   and Chief Financial Officer