Form 10-K
period 1999-01-02
CADENCE DESIGN SYSTEMS INC
filed 1999-04-02
CIK 813672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 1999

    OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                        ------------    -------------

                        Commission file number 1-10606

                               ----------------

                         CADENCE DESIGN SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                               77-0148231
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

           2655 Seely Avenue, Building 5, San Jose, California 95134 (Address of Principal Executive Offices, including Zip Code)

                                (408) 943-1234
             (Registrant's Telephone Number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $.01 par value per             New York Stock Exchange
                share                     (Names of Each Exchange on which
        (Title of Each Class)                        Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       Aggregate market value of the voting stock held on March 5, 1999 by non-affiliates of the registrant: $5,056,651,451

  Number of shares of common stock outstanding at March 5, 1999: 217,490,385

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the 1999 Annual Meeting are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                                       Page
 PART I                                                                                ----
    Item 1.  Business.................................................................   3
    Item 2.  Properties...............................................................  10
    Item 3.  Legal Proceedings........................................................  11
    Item 4.  Submission of Matters to a Vote of Security Holders......................  12
 PART II
    Item 5.  Market for the Registrant's Common Equity and Related Stockholder
              Matters.................................................................  13
    Item 6   Selected Financial Data..................................................  14
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................  14
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............  35
    Item 8.  Financial Statements and Supplementary Data..............................  36
    Item 9.  Changes and Disagreements with Accountants on Accounting and Financial
              Disclosure..............................................................  37
 PART III
    Item 10. Directors and Executive Officers of the Registrant.......................  38
    Item 11. Executive Compensation...................................................  39
    Item 12  Security Ownership of Certain Beneficial Owners and Management...........  39
    Item 13. Certain Relationships and Related Transactions...........................  39
 PART IV
    Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K........  40
             Signatures...............................................................  78

                                    PART I.

ITEM 1. BUSINESS

   Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. Readers are referred to the "Marketing and Sales," "Research and Development," "Competition," "Proprietary Technology," "Manufacturing," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Factors That May Affect Future Results" sections contained herein, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

Overview

   Cadence Design Systems, Inc. (Cadence(R)) provides software technology and comprehensive design and consulting services and technology for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation (EDA) software technology and provides a range of professional services to companies throughout the world ranging from consulting services to help optimize performance of the customers' product to design services to create the actual design of the electronic system for the customer's product. Cadence is a supplier of "design realization" solutions, which are used by companies to design and develop complex chips and electronic systems including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

   Cadence was formed as a Delaware corporation as a result of the merger of SDA Systems, Inc. into ECAD, Inc. in May 1988. Cadence's executive offices are located at 2655 Seely Avenue, Building 5, San Jose, California 95134, and its telephone number at that location is (408) 943-1234.

Electronic Design Automation

   The worldwide electronics industry is quickly evolving from a business-to-business mode to more of a consumer electronics industry. The shift of the electronics industry to the consumer electronics industry is evidenced by the incorporation of electronic content in consumer items such as home appliances, automotive products, entertainment products and games, and personal communication and organization devices. The electronics industry presents challenges for developers of electronic products, where time-to-market, cost, performance, quality, reliability, size and the need for product diversity become the focus in a fast-paced and volatile industry.

   Within the context of this evolution, a significant challenge faced by the electronics industry is the continuing escalation in complexity of electronic devices. The major trends escalating the complexity of designing and manufacturing electronic devices are as follows:

  . Space between transistors is shrinking from 0.35 microns to 0.25 microns or less due to advances in manufacturing processes. This is commonly referred to in the semiconductor industry as the migration to deep submicron (DSM) and represents a major challenge for the entire electronics industry. Shrinkage of transistor spacing to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns) is challenging the fundamental laws of physics and chemistry.

  . The capability to manufacture chips from a 12 inch wafer as opposed to an 8 inch wafer is leading to millions more transistors residing on a single chip.

  . The ability to design entire systems on a single chip, referred to in the industry as SOC. Placing the entire system on a single chip instead of a board increases the design complexity of the chip by an order of magnitude. In addition, it gives rise to a new requirement of co-designing hardware and software on a single chip.

   The above trends are posing fundamentally new challenges for electronics designers. These challenges are being addressed in a number of ways, including revamping old design methodologies, introducing new EDA tools and technologies to design environments and adopting a "system-on-a-chip" (SOC) style of design to take advantage of silicon manufacturing capabilities.

The Complex Chips and Electronics System Design and Development Process

   The electronic design process involves describing the architectural, behavioral, functional and structural attributes of an integrated circuit or electronic system. This process involves describing the product's overall system architecture and then implementing it by creating a design description, simulating the design to identify electrical defects and refining the design description to meet predetermined design specifications.

 Architectural Definition

   A natural evolution of EDA is a top-down design approach known as electronic systems design automation. Electronic systems design automation allows customers to include product concepts in the EDA environment thereby accelerating and enhancing the early phases of system development.

   A new electronic systems design automation approach called virtual prototyping creates a product prototype in software, allowing the designer to focus on what is needed for the product to be successful as opposed to how the electronic system design is to be implemented.

 The Design Description

   Based on the overall system architecture, a design description is created using a variety of techniques, including block diagrams, equations or special design description languages referred to as hardware description languages.

 Structural Design and Simulation

   Before an integrated circuit or printed circuit board can be manufactured, high-level design descriptions must be detailed into a structural design in which the engineer specifically defines components, their interconnections and associated physical properties. Structural designs may be created manually or generated using an automated process called logic synthesis. A database containing the design's electrical characteristics, interconnections and specific design rules is automatically created and used as the foundation for subsequent design steps.

   Electronic product designers use simulation throughout the electrical design process to identify design errors before the design is manufactured. In addition, simulation enables electronic product designers to quickly explore design alternatives, which can be performed at different levels of design abstraction. A designer is then able to verify the conceptual, structural and performance aspects of the design.

 Physical Design and Verification

   When the design is determined to be functionally correct, the designer generates a non-graphical description called a netlist that details the design components and interconnections. This netlist becomes the blueprint for the physical design of the electronic system. Next, the physical design team determines the layout and associated interconnection of the components on the target substrate that will yield the optimum combination of performance, size and cost. Once this process is completed, physical verification tools are used to provide a final check of the design implementation before products are released to manufacturing. Accuracy in this process is essential to avoiding costly production runs of faulty parts.

Electronic Design Automation Tools

   Cadence's product offerings include a variety of EDA tools. These EDA tools include system level design, custom integrated circuit design, deep submicron design, logic design and verification, printed circuit board design, all of which enable electronic product designers to improve the productivity and quality of their electronic design process. Cadence's products include software tools that enable engineers to design, optimize and verify electronic systems and complex chips from architectural to physical design, and to design and optimize printed circuit boards used in electronic systems.

 System-Level Design

   Cadence's Cierto(TM) product line allows customers to test their concepts early in the design process, giving them an opportunity to ensure that their product design meets required specifications. The Cierto signal processing worksystem toolset provides electronics companies with a high level of design automation for a number of application areas, including wireless communications, networking and multimedia.

 Deep Submicron Implementation

   Cadence's custom layout portfolio for deep submicron design is anchored by the Virtuoso(R) product line, which provides tools for basic layout editing, design compaction, layout synthesis and device-level editing.

   The Assura(TM) product line provides integral solutions for automated and interactive physical verification, which enables electronic product designers to perform a final check of their design before products utilizing such design are released to manufacturing.

   The Envisia(TM) product line provides a broad solution for design planning, synthesis and placement and routing of deep submicron design. The Envisia(TM) product line includes specialized technology to deal with complex challenges such as timing convergence, crosstalk and signal integrity.

 Design and Verification

   Cadence's Affirma(R) design and verification product line include logic, analog and mixed-signal design analysis and verification. Affirma(R) products can predict the behavior of designs in a short cycle time. Affirma(R) products are used by numerous application-specific integrated circuit (ASIC) vendors and support over 185 ASIC libraries.

 Printed Circuit Board Design Products

   The Intrica(TM) product line offers broad solutions for the layout of standard printed circuit board and advanced component packaging.

 Connections Program

   Cadence cooperates with other design automation vendors to deliver technology to its customers. Through the Cadence Connections(R) Program, customers can more easily integrate products and technologies with other EDA vendors' products and technologies. This enables the flexibility to mix-and-match third-party and proprietary tools to specifically meet a customer's design automation needs. Today, more than 100 companies have integrated their tools with Cadence software.

Services

   Cadence offers developers of electronic products a portfolio of services within the broad categories of consulting services (also known as methodology services) and design services.

 Consulting Services

   Cadence provides a variety of services that help improve design environments, from training classes and custom software coding to flow and methodology deployment, to complete design process re-engineering. Cadence's Educational Services offer more than 50 training courses within many areas of Cadence technology. Cadence Applications Services help developers of electronic products to maximize their productivity with Cadence software applications by transferring knowledge from Cadence applications engineers to customer design teams in new methodologies and technologies. In addition, Cadence offers design process solutions, including optimizing existing product development processes, creating new design methodologies, migrating to new methodologies based on significant upgrades of integrated circuit technology, constructing high re-use product development systems and transferring technological competency.

 Design Services

   Cadence offers services to perform design projects for electronic system components such as integrated circuits or software. When developers of electronic content lack the experience or resources to do their own design work, or when they need to keep their internal engineers on other design activities, Cadence's design services help these developers by doing design work for them. Cadence offers design services in areas such as integrated circuit design, analog/mixed-signal, wireless communications, intellectual property reuse and silicon foundry services. Cadence's design services provide a wide range of skills in all phases of design, from the creation of high-level specifications, through implementation, to factory hand-off and the development of test procedures. Cadence has available resources to execute projects of various sizes and scope and has expertise in embedded systems design, digital and analog/mixed-signal integrated circuit design, wireless, multimedia, datacommunications and telecommunications product design.

Maintenance

   Cadence offers standard support services, which include product updates, telephone and internet support and metrics reporting. Custom support services are also available, including standard support services plus account technical management, application and educational services.

Marketing and Sales

   In North America, Cadence uses a direct sales force consisting of sales people and applications engineers to license and optimize its products and market its consulting and design services. Cadence's sales force presents Cadence and its products for licensing to prospective customers, while applications engineers provide technical pre-sales as well as post-sales support. Due to the complexity of EDA products, the selling cycle is generally long, with three to six months or longer being typical. During the sales cycle, Cadence's direct sales force generally provides technical presentations, product demonstrations and often, an on-site customer evaluation of Cadence software.

   Internationally (excluding Japan), Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Following a reorganization of Cadence's distribution channel in Japan in 1997, Cadence now licenses its products through Innotech Corporation (Innotech), in which Cadence is an approximately 18% stockholder. Cadence markets its consulting and design services in Japan through a wholly-owned subsidiary. Revenue from Innotech, which consists of licensing royalties, did not exceed 10% of Cadence's revenue in 1998 and 1997. In 1996, licensing royalties from Innotech accounted for 13% of Cadence's revenue.

   Revenue from international sources including Japan was $603.1 million, $487.3 million and $373.2 million, or approximately 50%, 53% and 48% of total revenue for 1998, 1997 and 1996, respectively. See "Notes to Consolidated Financial Statements" for a summary of revenue by geographic area. Prices for international customers are quoted from a local currency international price list. The list is prepared based on the U.S. dollar price list but reflects the higher cost of doing business outside the United States. International customers are invoiced in the local currency or U.S. dollars using current exchange rates.

   Recent economic uncertainty and the weakening of foreign currencies in the Asia-Pacific region has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

   Fluctuations in the rate of exchange between U.S. Dollars and the currencies of countries other than the U.S. in which Cadence conducts business could seriously harm its business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. Dollars, it will take more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. Dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. Dollars, an increase in the exchange rate will result in an increase in the price for Cadence's products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence's prices being uncompetitive in markets where business is transacted in the local currency. Cadence's international operations may also be subject to other risks, including:

  . The adoption and expansion of government trade restrictions;

  . Volatile foreign exchange rates and currency conversion risks;

  . Limitations on repatriation of earnings;

  . Reduced protection of intellectual property rights in some countries;

  . Recessions in foreign economies;

  . Longer receivables collection periods and greater difficulty in collecting accounts receivable;

  . Difficulties in managing foreign operations;

  . Political and economic instability;

  . Unexpected changes in regulatory requirements;

  . Tariffs and other trade barriers; and

  . U.S. government licensing requirements for export as licenses can be difficult to obtain.

   Cadence expects that revenue from its international operations will continue to account for a significant portion of its total revenue.

   Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of a Cadence subsidiary. A subsidiary's functional currency is the currency in which it primarily conducts its operations, including product pricing, expenses and borrowings. Cadence uses foreign currency forward exchange contracts, as part of its foreign currency hedging program, to help protect against currency exchange risks. These contracts allow Cadence to buy or sell specific foreign currencies at specific prices on specific dates. Under this program, increases or decreases in the value of Cadence's foreign currency transactions are partially offset by gains and losses on these forward exchange contracts. Although Cadence attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may hurt Cadence's results of operations as expressed in U.S. Dollars.

   Foreign currency exchange risk occurs for some of Cadence's foreign operations whose functional currency is the local currency. The primary effect of foreign currency translation on Cadence's results of operations is a reduction in revenue from a strengthening U.S. Dollar, offset by a smaller reduction in expenses. Exchange rate gains and losses on the translation into U.S. Dollars of amounts denominated in foreign currencies are included as a separate component of stockholders' equity and were losses of $2.8 million in 1996, $5.3 million in 1997 and $2.2 million in 1998.

   On January 1, 1999, 11 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their sovereign currencies and the Euro. Transactions can be made in either the sovereign currencies or the Euro until January 1, 2002, when the Euro must be used exclusively. Currently, only electronic transactions may be conducted using the Euro. Cadence believes that its internal systems and financial institution vendors are capable of handling the Euro conversion and is in the process of examining current marketing and pricing policies and strategies that may be affected by conversion to the Euro. The cost of this effort is not expected to materially hurt Cadence's results of operations or financial condition. However, Cadence cannot assure you that all issues related to the Euro conversion have been identified and that any additional issues would not materially hurt Cadence's results of operations or financial condition. For example, the conversion to the Euro may have competitive implications on Cadence's pricing and marketing strategies and Cadence may be at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion. Cadence has not yet completed its evaluation of the impact of the Euro conversion on its functional currency designations.

Research and Development

   For the years 1998, 1997 and 1996, Cadence's investment in research and development was $201.1 million, $158.7 million and $136.7 million prior to capitalizing $21.7 million, $15.0 million and $13.6 million of software development costs. See "Notes to Consolidated Financial Statements" for a more complete description of Cadence's capitalization of certain software development costs.

   Cadence is currently developing technology that it will introduce to the EDA market in 1999 and beyond. Among the primary areas that Cadence is addressing are SOC design, the design of silicon devices in the deep submicron range, high-speed board design, architectural-level design, high-performance logic verification technology, and hardware/software co-design. The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic chip design industry is experiencing several revolutionary trends:

  . Developments in manufacturing that enable production of chips with extremely small spacing between transistors, so-called deep submicron chips, that challenge the fundamental laws of physics and chemistry.

  . The ability of manufacturers to produce chips from 12 inch silicon wafers as opposed to today's eight inch wafers. This ability to place millions of additional transistors on each chip requires entirely new software tools for designers to design these 12 inch chips.

  . The ability to design entire electronic systems on a single chip, so-called System-on-a-Chip or SOC, rather than a circuit board greatly increases design complexity and requires the ability to design both hardware and software on a single chip.

   If Cadence is unable to respond quickly and successfully to these developments and changes, Cadence may lose its competitive position and its products or technologies may become uncompetitive or obsolete. In order to compete successfully, Cadence must develop or acquire new products and improve its existing products and processes on a schedule that keeps pace with technological developments in its industries. Cadence must also be able to support a range of changing computer software, hardware platforms and customer preferences. There is no guarantee that Cadence will be successful in this regard.

   Cadence's advanced research and development group, Cadence Laboratories, is committed to new technological development. This group is chartered with identifying and developing prototype technologies in emerging design areas that will offer substantially improved alternatives to current EDA solutions.

Competition

   The electronic design automation software and the commercial electronic design and consulting services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its professional services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors which could affect Cadence's ability to succeed include:

  . The development of competitive software products and design and consulting services could result in a shift of customer preferences away from Cadence's products and services and cause a significant decrease in revenue;

  . The electronics design and consulting services industries are relatively new industries and electronics design companies and manufacturers are only beginning to purchase these services from outside vendors; and

  . There are a significant number of current and potential competitors in the electronic design automation software industry and the cost of entry is low.

   In the electronic design automation software industry, Cadence currently competes with a number of large companies, including Avant! Corporation, Mentor Graphics Corporation, Synopsys, Inc. and Zuken-Redac, and numerous small companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own electronic design automation software. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors like Cadence because they wish to promote their own internal design departments. In the electronics design and consulting services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and consulting industry.

Proprietary Technology

   Cadence's success depends, in part, upon its proprietary technology. Many of Cadence's products include software or other intellectual property licensed from third parties, and Cadence may have to seek new or renew existing licenses for this software and other intellectual property in the future. Cadence's design services business also requires it to license software or other intellectual property of third parties. Cadence's failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence's business, operating results and financial condition.

   Also, Cadence generally relies on patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate or circumvent these patents. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications or future patents will be sufficiently broad to protect Cadence's technology. Furthermore, the laws of foreign countries may not protect

Cadence's proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States.

   Cadence cannot assure you that its reliance on licenses from or to third parties, or patent, copyright, trademark and trade secret protection, will be enough to be successful and profitable in the industries in which Cadence competes.

   There are numerous patents in the electronic design automation software industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer's rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm Cadence's business, operating results and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence's business, operating results and financial condition.

Manufacturing

   Cadence's software production operations consist of configuring the proper version of a product, outsourcing the recording of the product on magnetic tape or CD-ROM, and producing customer-unique access keys which allow customers to use licensed products. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format. Product shipments are generally made within two weeks of receiving an order.

   Cadence has generally been able to obtain adequate manufacturing supplies in a timely manner from existing sources, or where necessary, from alternative sources of supply. A reduction or interruption in supply or a significant increase in the price of one or more components would adversely affect Cadence's business, operating results and financial condition and could damage customer relationships.

Employees

   As of March 5, 1999, Cadence employed approximately 4,200 persons, including approximately 2,300 in sales, services, marketing, support and manufacturing activities, 1,300 in product development and 600 in management, administration and finance. None of Cadence's employees is represented by labor unions, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

   The competition for highly skilled employees is intense. Cadence's business depends on the efforts and abilities of its senior management, its research and development staff and a number of other key management, sales, support, technical and services personnel. Cadence's failure to attract, train, motivate and retain such employees would impair its development of new products, its ability to provide design and consulting services and the management of its businesses. This would seriously harm Cadence's business, operating results and financial condition.

ITEM 2. PROPERTIES

   Cadence's headquarters are located in San Jose, California, and Cadence owns the related land and buildings. The total square footage of the buildings comprising Cadence's headquarters is approximately 642,000 square feet. In addition, in the first quarter of 1999, Cadence purchased a building adjacent to its San Jose, California campus with an estimated square footage of approximately 136,000 square feet, which it expects to occupy in the third quarter of 1999.

   In 1998, Cadence completed a new research and development facility in Noida, India and began construction on a new design center in Edinburgh, Scotland.

   Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and research and development and design services facilities in California, Texas, Massachusetts, North Carolina and in the United Kingdom, France, Canada, Taiwan and Sweden.

   Cadence believes that these facilities and the undeveloped land it owns adjacent to its current headquarters are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of Cadence's operations.

ITEM 3. LEGAL PROCEEDINGS

   From time to time Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements and employee relations matters.

   Cadence filed a complaint in the United States District Court for the Northern District of California (the District Court) on December 6, 1995 against Avant! Corporation (Avant!) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy and other illegal acts.

   On January 16, 1996, Avant! filed various counterclaims against Cadence and Cadence's former President and Chief Executive Officer, and with leave of the court, on January 29, 1998, filed a second amended counterclaim. The second amended counterclaim alleges, inter alia, that Cadence and its former President and Chief Executive Officer had cooperated with the Santa Clara County, California, District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price, and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Cadence insiders engaged in illegal insider trading with respect to Avant!'s stock. Cadence and its former President and Chief Executive Officer believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from Cadence's complaint and stayed the counterclaim pending resolution of Cadence's complaint. The counterclaim remains stayed.

   On April 19, 1996, Cadence filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. On February 19, 1998, Avant! filed a petition for writ of certiorari to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. The Supreme Court denied that petition without comment. On July 9, 1998, Cadence filed further motions to enjoin Avant!'s Aquarius product line on copyright and trade secret grounds. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction.

   By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5.0 million bond, in light of related criminal proceedings pending against Avant! and several of its executives. The District Court's December 7, 1998 order lifted that stay in part, allowing the matter to proceed to trial as to certain allegations against Avant! only, but not with respect to certain matters involving the Avant! executives and other individuals against whom criminal charges are pending. Cadence intends to pursue its claims vigorously.

   Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Cadence's Common Stock is traded on the New York Stock Exchange under the symbol CDN. Cadence has never declared or paid any cash dividends on its Common Stock in the past, and none is planned to be paid in the future. As of March 31, 1999, Cadence had approximately 1,595 stockholders of record, not including those shares held in street or nominee name.

   The following table sets forth the high and low sales price for the Common Stock for each calendar quarter in the two-year period ended January 2, 1999:

                                                                    High   Low
                                                                   ------ ------
   1998:
     First Quarter................................................ $37.44 $22.75
     Second Quarter............................................... $38.00 $27.63
     Third Quarter................................................ $31.13 $20.69
     Fourth Quarter............................................... $30.63 $19.19
   1997:
     First Quarter................................................ $21.94 $15.69
     Second Quarter............................................... $19.00 $13.38
     Third Quarter................................................ $27.50 $16.75
     Fourth Quarter............................................... $28.75 $22.31

ITEM 6. SELECTED FINANCIAL DATA

                                  Five fiscal years ended January 2, 1999:
                              ------------------------------------------------
                                 1998       1997      1996     1995     1994
                              ---------- ---------- -------- -------- --------
                                  (In thousands, except per share amounts)
Revenue...................... $1,216,070 $  926,369 $779,064 $571,860 $444,617
Unusual items (1)............ $  263,594 $   44,053 $100,543 $    --  $ 14,707
Income from operations....... $  105,188 $  232,545 $ 98,239 $119,680 $ 45,150
Income before cumulative
 effect of change in
 accounting method (2)....... $   31,982 $  180,376 $ 34,310 $ 98,599 $ 37,292
Net income(3)................ $   31,982 $  168,100 $ 34,310 $ 98,599 $ 37,292
Net income per share--
 assuming dilution...........      $0.14      $0.77    $0.16    $0.47    $0.17
Total assets................. $1,405,958 $1,023,850 $769,172 $411,526 $369,405
Long-term obligations........ $  136,380 $    1,599 $ 20,292 $  1,619 $  2,098

--------
(1) Unusual items are as follows for each of the fiscal years 1998, 1997, 1996 and 1994. There were no unusual items in 1995:

                                               1998    1997     1996    1994
                                             -------- ------- -------- -------
                                                      (In thousands)
   Write-off of acquired in-process
    technology.............................. $194,100 $ 6,571 $ 95,700 $ 4,653
   Restructuring charges....................   69,494  34,417    2,119     --
   Write-off of capitalized software
    development costs.......................      --    3,065    2,724     --
   Provision for settlement of litigation...      --      --       --   10,054
                                             -------- ------- -------- -------
                                             $263,594 $44,053 $100,543 $14,707
                                             ======== ======= ======== =======

(2) Income before cumulative effect of change in accounting method in 1997 excluded a $12.3 million charge, net of taxes of $5.3 million, for reengineering project costs that had been previously capitalized by Cadence associated with its implementation of enterprise-wide information systems.

(3) Net income included a $9.2 million and a $13.6 million after tax gain on the sale of stock of a subsidiary in 1997 and 1995, respectively. A $3.1 million after tax gain on the sale of an equity investment was included in net income for 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the five-year summary of selected financial data and Cadence Design Systems, Inc.'s consolidated financial statements and notes thereto included elsewhere herein. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained herein, the following discussion contains forward looking statements based on current expectations that involve certain risks and uncertainties. Cadence's actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Future Results," "Disclosures about Market Risk" and "Liquidity and Capital Resources."

Overview

   Cadence provides software technology and comprehensive design and consulting services and technology for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation software technology and provides a range of professional services to companies throughout the world ranging from consulting services to help optimize performance of the customers' product to design services to create the actual design of the electronic system for the customer's product. Cadence is a supplier of "design realization" solutions, which are used by companies to design and develop complex chips and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

   In December 1998, Cadence entered into a merger agreement with Quickturn Design Systems, Inc., a Delaware corporation (Quickturn). Quickturn designs, manufactures, sells and supports products that verify the design of computer chips and electronic systems. Cadence will acquire Quickturn in a tax-free, stock-for-stock transaction. Each share of Quickturn common stock will be converted into $15 worth of Cadence Common Stock. Cadence Common Stock will be valued at the average of its closing prices over a five day period that ends two business days before the merger closes. There were 18,380,083 shares of Quickturn common stock outstanding as of March 12, 1999. In addition, Cadence will assume outstanding stock options of Quickturn. The merger is expected to be accounted for as a pooling of interests. The consummation of the merger is subject to various conditions, including the approval of Quickturn's stockholders. There can be no assurance that stockholder approval will be obtained, or the other conditions will be satisfied, and that the merger will be consummated.

   In September 1998, Cadence acquired all of the outstanding stock of Ambit Design Systems, Inc., a California corporation (Ambit), for cash. Ambit is a leading developer of design automation technology used in system-on-a-chip
(SOC) design. The total purchase price was $255 million, and the acquisition was accounted for as a purchase.

   In September 1998, Cadence acquired the Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc. (BLDA) for cash. The total purchase price was $58 million and the acquisition was accounted for as a purchase. BLDA is a design automation development organization that focuses on the complex verification challenges companies face when designing integrated circuits and next-generation SOC.

   In March 1998, Cadence acquired all of the outstanding stock of Excellent Design, Inc., a Japanese corporation (EXD), for cash. The total purchase price was $40.9 million and the acquisition was accounted for as a purchase. EXD provides ASIC and SOC design and library development.

   In February 1998, Cadence acquired all of the outstanding stock of Symbionics Group Limited, a United Kingdom corporation (Symbionics), for approximately 1 million shares of Cadence's common stock and $21.3 million of cash. Symbionics provides product development design services to leading electronics manufacturers. The total purchase price was $46.1 million and the acquisition was accounted for as a purchase.

   In May 1997, Cadence merged with Cooper & Chyan Technology, Inc. (CCT), whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith, Cadence issued approximately 22.8 million shares of common stock. The merger was accounted for using the pooling of interests method of accounting. At the time of the transaction, Cadence believed that the operations of CCT were not material to Cadence's consolidated operations and financial position. Therefore, prior period consolidated financial statements were not restated and the results of CCT were only recorded in Cadence's consolidated financial statements prospectively from the date of acquisition. Following discussions with the staff of the Securities and Exchange Commission, Cadence has restated all prior period financial statements as if the merger took place at the beginning of such periods, in accordance with the required pooling of interests accounting and disclosures. See additional information in Notes to Consolidated Financial Statements under "Acquisitions."

   In February 1997, Cadence and its subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public 1.7 million shares of IMS common stock, of which approximately 1 million shares were sold by Cadence, netting Cadence approximately $18.6 million in cash. As a result of the offering and sale of shares by Cadence, Cadence's ownership interest in IMS decreased to approximately 37% from approximately 55%. Accordingly, Cadence changed the accounting for its investment in IMS from consolidation to the equity method of accounting in fiscal 1997. The consolidated financial statements of Cadence for fiscal year 1996 included the accounts of IMS after elimination of intercompany accounts and transactions and minority interest adjustments. Although Cadence has no current intent to enter into similar transactions, the likelihood of such transactions in the future is dependent upon the state of the financial markets as well as liquidity and other considerations of each of Cadence and IMS. IMS manufactures and markets verification systems used in testing prototype ASICs.

   In December 1996, Cadence acquired all of the outstanding stock of High Level Design Systems, Inc. (HLDS), whose software products are used to design high density, high performance integrated circuits. In connection with the acquisition, Cadence issued approximately 5.2 million shares of common stock. The total purchase price was approximately $101.4 million, and the acquisition was accounted for as a purchase.

   In November 1996, Cadence consummated a secondary public offering in which
11.5 million shares of Common Stock were issued and sold, generating $202.1 million of net proceeds.

Results of Operations

 Revenue

                                                                      % Change
                                                                     -----------
                                       1998        1997       1996   98/97 97/96
                                     --------- ------------- ------- ----- -----
                                               (In millions)
   Product.........................  $   695.0    $ 537.5    $ 441.3  29%   22%
   Services........................      255.8      160.9      114.6  59%   40%
   Maintenance.....................      265.3      228.0      223.2  16%    2%
                                     ---------    -------    -------
     Total revenue.................  $ 1,216.1    $ 926.4    $ 779.1  31%   19%
                                     =========    =======    =======

 Sources of Revenue as a Percent of Total Revenue

                                       1998        1997       1996
                                     --------- ------------- -------
   Product.........................        57%        58%        56%
   Services........................        21%        17%        15%
   Maintenance.....................        22%        25%        29%

   In 1998, strong demand for Cadence's products, services and maintenance generated a 31% increase in total revenue as compared to the prior year.

   Product revenue increased $157.5 million in 1998, as compared to 1997, due primarily to increased demand for placement and routing and physical design tools used to design deep submicron integrated circuits. Product revenue increased $96.2 million in 1997, as compared to 1996, primarily due to increased customer demand for placement and routing and physical design products. Product revenue would have increased $136.5 or 34% in 1997, as compared to 1996, excluding $40.3 million of product revenue from IMS in 1996 for which there were no similar reported revenues in 1997.

   Services revenue increased $94.9 million in 1998 and $46.3 million in 1997, as compared to each prior year, primarily due to the increased demand for Cadence's consulting and design services offerings.

   Maintenance revenue increased $37.3 million in 1998 and $4.8 million in 1997, as compared to each prior year, primarily due to continued growth of the installed customer base and the renewal of maintenance and support contracts.

 Revenue by Geography

                                                                      % Change
                                                                     -----------
                                               1998    1997   1996   98/97 97/96
                                             -------- ------ ------- ----- -----
                                                  (In millions)
   Domestic................................. $  613.0 $439.0 $ 405.9  40%    8%
   International............................    603.1  487.4   373.2  24%   31%
                                             -------- ------ -------
     Total revenue.......................... $1,216.1 $926.4 $ 779.1  31%   19%
                                             ======== ====== =======

 Revenue by Geography as a Percent of Total Revenue

                                               1998    1997   1996
                                             -------- ------ -------
   Domestic.................................      50%    47%     52%
   International............................      50%    53%     48%

   Revenue from international sources increased $115.7 million in 1998 and $114.2 million in 1997, as compared to each prior year. The increase in 1998, as compared to 1997, was primarily due to increased demand for Cadence's products and services in Europe and for Cadence's services in Japan, offset somewhat by a decline in product revenue in Japan. To a lesser extent, revenue growth in 1998 was also due to additional maintenance and support contracts in Asia and Canada. The increase in 1997, as compared to 1996, was primarily due to product revenue growth in all regions, except Japan, and new services and support contracts in all regions.

   Differences in the rate of growth of domestic and international revenue, over the years presented and as compared geographically, are primarily due to fluctuations in demand and resulting sales volume of place-and-route and physical design products and for Cadence's consulting and design services offerings.

   Foreign currency exchange rates adversely affected reported revenue by $15.6 million and $32.4 million in 1998 and 1997, respectively, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Additional information about revenues by geographic areas can be found under "Segment Reporting" in the Notes to Consolidated Financial Statements.

 Cost of Revenue

                                                                      % Change
                                                                     -----------
                                                  1998   1997  1996  98/97 97/96
                                                 ------ ------ ----- ----- -----
                                                    (In millions)
   Product...................................... $ 51.5 $ 40.1 $49.5  29%  (19)%
   Services..................................... $185.7 $114.7 $81.0  62%   42 %
   Maintenance.................................. $ 43.5 $ 27.8 $25.1  56%   11 %

 Cost of Revenue as a Percent of Related Revenue

                                                                  1998 1997 1996
                                                                  ---- ---- ----
     Product.....................................................  7%   7%  11%
     Services.................................................... 73%  71%  71%
     Maintenance................................................. 16%  12%  11%

   Cost of product revenue includes costs of production personnel, packaging and documentation, and amortization of capitalized software development costs. Cost of product revenue increased $11.4 million or 29% from 1997 to 1998. The increase was primarily due to increases in amortization of capitalized software development costs of $7 million and royalty expenses of $3.4 million. Cost of product revenue decreased $9.4 million or 19% from 1996 to 1997. The decrease was primarily due to $14.1 million of product cost related to IMS' automated test equipment hardware business in 1996 for which there were no similar reported costs in 1997. Offsetting this decrease were additional costs incurred for Cadence's new European manufacturing facility of $1.2 million, increases in amortization of capitalized software development costs of $1.4 million and royalty expenses of $1.2 million. If IMS costs had been excluded from the costs incurred in 1996, cost of product revenue would have increased $4.7 million or 13% from 1996 to 1997 and cost of product revenue as a percentage of product sales would have been 9% in 1996. The decrease in cost of product revenue as a percentage of product revenue in 1997, as compared to 1996, was primarily due to revenue growing at a faster rate than costs.

   Cost of services revenue includes personnel and related costs associated with providing services, primarily salaries, as well as costs to recruit, develop and retain personnel and maintain the infrastructure to manage a services organization. Cost of services revenue increased $71.0 million or 62% in 1998, as compared to 1997. This increase was due to investments made in services capacity, primarily the addition of services professionals by Cadence of $68.2 million. Cost of services revenues increased $33.7 million or 42% in 1997, as compared to 1996. These increases were due to investments made in services capacity, primarily due to the addition of services professionals by Cadence of $28.9 million.

   The decrease in services gross margins to 27% in 1998, as compared to 29% in 1997 and 1996, was primarily due to increased services capacity that was not fully utilized. Services gross margins have been and may continue to be adversely affected by the cost of integrating new service professionals as well as Cadence's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by Cadence's inability to achieve operating efficiencies with its resources when implementing a growing number of services offerings.

   Cost of maintenance revenue includes the costs of customer services, such as hot-line and on-site support, and the production cost of the maintenance renewal process. Cost of maintenance revenue increased $15.7 million or 56% in 1998, as compared to 1997. This increase was primarily due to the investment in a new centralized customer response center and increased support levels on a per customer basis. Cost of maintenance revenue increased $2.7 million or 11% in 1997, as compared to 1996, primarily due to increased support costs necessary to support a larger installed base.

 Amortization of Acquired Intangibles

                                                                 1998  1997 1996
                                                                 ----- ---- ----
                                                                  (In millions)
   Amortization of acquired intangibles......................... $17.4 $1.9 $0.9

 Amortization of Acquired Intangibles as a Percent of Total Revenue

                                                                 1998  1997 1996
                                                                 ----- ---- ----
   Amortization of acquired intangibles.........................    1%   0%   0%

   Amortization of acquired intangibles increased $15.5 million in 1998, as compared to 1997, primarily due to $7.2 million, $1.5 million, $2.7 million and $3.1 million associated with Cadence's acquisitions of Ambit,

BLDA, Symbionics and EXD, respectively. Amortization of acquired intangibles increased $1 million in 1997, as compared to 1996, primarily due to $0.8 million associated with Cadence's acquisition of HLDS. For additional information regarding these acquisitions see below under "Acquisitions and In-Process Technology."

 Operating Expenses

                                                                     % Change
                                                                    -----------
                                       1998       1997       1996   98/97 97/96
                                      ------- ------------- ------- ----- -----
                                              (In millions)
     Marketing and sales............. $ 302.3    $ 263.1    $ 240.7  15%   9 %
     Research and development........ $ 179.4    $ 143.7    $ 123.1  25%  17 %
     General and administrative...... $  67.4    $  58.4    $  60.0  15%  (3)%

 Operating Expenses as a Percent of Total Revenue

                                       1998       1997       1996
                                      ------- ------------- -------
     Marketing and sales.............     25%        28%        31%
     Research and development........     15%        16%        16%
     General and administrative......      6%         6%         8%

General

   Operating expenses incurred in 1998 and 1997 excluded expenses from IMS.

Marketing and Sales

   The increase in marketing and sales expenses of $39.2 million for 1998, as compared to 1997, was primarily the result of an increase in employee related expenses resulting from increased headcount and commissions of $28.6 million, a higher volume of pre-sales activities of $10 million and an increase in consulting and outside services costs of $8.4 million. These increases were partially offset by the weakening of certain foreign currencies, primarily the Japanese yen, in relation to the U.S. dollar which favorably affected marketing and sales expense by approximately $6.2 million in 1998, as compared to the prior year. The increase in marketing and sales expense of $22.4 million for 1997, as compared to 1996, was primarily due to an increase in employee related expenses attributable to increased headcount and commissions of $24.1 million, consulting and outside services costs of $6.1 million, management information systems costs of $5.9 million and costs associated with business trips of $5.8 million. These increases were partially offset by a decrease of $11.9 million related to the deconsolidation of IMS and by the weakening of certain foreign currencies, particularly the Japanese yen, which resulted in a favorable effect of $5.6 million.

Research and Development

   Cadence's investment in research and development, prior to the reduction for capitalization of software development costs, was $201.1 million, $158.7 million and $136.7 million for 1998, 1997 and 1996, respectively, representing 17%, 17% and 18% of total revenue for 1998, 1997 and 1996, respectively. The increase of $42.4 million for 1998, as compared to 1997, was primarily attributable to higher employee related costs of $19.2 million due to increases in headcount, facility related costs of $12.2 million, consulting and other services of $8 million and management information systems costs of $3 million. The increase of $22 million for 1997, as compared to 1996, was primarily attributable to higher employee related costs of $22.5 million due to increases in headcount and management information systems costs of $9.7 million. These increases were partially offset by a decrease of $7.5 million related to the deconsolidation of IMS. Cadence capitalized approximately
$21.7 million, $15.0 million and $13.6 million of software development costs in the years 1998, 1997 and 1996, respectively, which represented approximately 11%, 9% and 10% of total research and development expenditures incurred in those years. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

General and Administrative

   General and administrative expense increased $9.0 million in 1998, as compared to 1997, primarily as a result of increases in bad debt reserves of $7.3 million and consulting and outside services costs of $2.4 million. General and administrative expenses decreased $1.6 million in 1997, as compared to 1996, primarily resulting from the deconsolidation of IMS.

Unusual Items

   Described below are unusual item charges in 1998, 1997 and 1996.

                                                              1998  1997   1996
                                                             ------ ----- ------
                                                                (In millions)
   Write-off of acquired in-process technology.............  $194.1 $ 6.6 $ 95.7
   Restructuring charges...................................    69.5  34.4    2.1
   Write-off of capitalized software development costs.....     --    3.1    2.7
                                                             ------ ----- ------
     Total unusual items...................................  $263.6 $44.1 $100.5
                                                             ====== ===== ======

   During the year ended January 2, 1999, Cadence made a number of acquisitions accounted for under the purchase method. The consolidated financial statements include the operating results of each business from the date of acquisition. A summary of these acquisitions and values assigned to acquired in-process technology and projected costs to complete the ongoing development for the year ended January 2, 1999, follows:

                                                                      Estimated
                                                                       Cost to
                                                           In-Process  Complete
                                                  Purchase Technology In-Process
                                                   Price     Charge   Technology
                                                  -------- ---------- ----------
                                                          (In millions)
   Ambit Design Systems, Inc.:
   Buildgates synthesis.........................            $ 106.5     $ 15.0
                                                  -------   -------     ------
     Total......................................  $ 255.0   $ 106.5     $ 15.0
                                                  =======   =======     ======
   Bell Labs' Integrated Circuit
   Design Automation Group:
   Formal verification..........................            $  14.0     $  2.0
   Physical extraction..........................               16.3        3.0
                                                  -------   -------     ------
     Total......................................  $  58.0   $  30.3     $  5.0
                                                  =======   =======     ======
   Excellent Design, Inc.:
   Process libraries/intellectual property......            $  20.5     $  4.0
   Process specific tools.......................                7.9        3.0
                                                  -------   -------     ------
     Total......................................  $  40.9   $  28.4     $  7.0
                                                  =======   =======     ======
   Symbionics Group Limited:
   Digital television...........................            $  13.2     $  2.5
   Wireless communications......................               15.3        3.5
                                                  -------   -------     ------
     Total......................................  $  46.1   $  28.5     $  6.0
                                                  =======   =======     ======

Acquisitions and In-Process Technology

   In September 1998, Cadence acquired all of the outstanding stock of Ambit, for cash. Ambit was a leading developer of design automation technology used in SOC design. The total purchase price was $255 million, and the acquisition was accounted for as a purchase.

   Upon consummation of the Ambit acquisition, Cadence immediately charged to expense $106.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 1999. Expenditures to complete the in-process technology are expected to total approximately $15 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

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

   Cadence expects Ambit's creation of a fundamentally new approach to synthesis in deep submicron and in SOC to create the opportunity for additional consulting services revenue.

   In September 1998, Cadence acquired BLDA for cash. The total purchase price was $58 million and the acquisition was accounted for as a purchase.

   Upon consummation of the BLDA acquisition, Cadence immediately charged to expense $30.3 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2000. Expenditures to complete these projects are expected to total approximately $5 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

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

   The net cash flows resulting from the projects underway at Ambit and BLDA, which were used to value the purchased research and development, were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections are based on the potential market size that the projects are addressing, Cadence's ability to gain market acceptance in these segments and the life cycle of in-process technology.

   Estimated total revenue from the acquired in-process product areas peak in years 2003-2004 and decline rapidly in years 2005-2006 as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $50.3 million and $23.2 million in connection with the Ambit and BLDA acquisitions, respectively. There can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisitions. See "Factors That May Affect Future Results." The net cash flows generated from the in-process technology are expected to reflect earnings before interest, taxes and depreciation of approximately 38% to 49% for the sales generated from in-process technology.

   The discount of the net cash flows to their present value is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of the enterprise. The discount rates used to discount the net cash flows from the business enterprise, specifically acquired in-process technology, were 28% and 25% for Ambit and BLDA, respectively. These discount rates reflect the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

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

   Upon consummation of the EXD acquisition, Cadence immediately charged to expense $28.4 million representing aquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value was determined by estimating the costs to develop the aquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete these projects are expected to total approximately $7 million.

   At the time of its acquisition by Cadence, EXD was working on several significant research and development projects that, if successful, would represent the introduction of new products and technologies to meet tomorrow's market needs. These efforts included the development of new tools for library generation, delay calculation, memory compilation and semiconductor intellectual property technology. These new technologies were intended to be fully supportive of deep submicron design functions, which are a critical market requirement. The nature of the efforts required to complete the research and development projects relate, to varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

   In February 1998, Cadence acquired all of the outstanding stock of Symbionics for approximately 1 million shares of Cadence's common stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase.

   Upon consummation of the Symbionics acquisition, Cadence immediately charged to expense $28.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete these projects are expected to total approximately $6 million.

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

   The net cash flows resulting from the projects underway at EXD and Symbionics, which were used to value the acquired in-process technology, were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections are based on the potential market size that the projects are addressing, Cadence's ability to gain market acceptance in these segments and the life cycle of in-process technology.

   Estimated total revenue from the acquired in-process product areas peak in years 2001-2002 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $9.1 million and $6 million related to the EXD and Symbionics acquisitions, respectively. There can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisitions. The net cash flows generated from the in-process technology are expected to reflect earnings before interest and taxes are estimated to be approximately 31% to 39% for the sales generated from EXD's and Symbionics' in-process technology.

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

   In 1997, Cadence wrote off $6.6 million of acquired in-process technology associated with its acquisitions of Synthesia AB and Advanced
Microelectronics. These costs reflected in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use.

   In December 1996, Cadence acquired all of the outstanding stock of HLDS, for approximately 5.2 million shares of Cadence's common stock. The total purchase price was approximately $101.4 million and the transaction was accounted for as a purchase.

   Upon consummation of the HLDS acquisition, Cadence immediately charged to expense $95.7 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology.

   At the time of its acquisition by Cadence, HLDS was developing new design planning technology, with the goal of delivering an integrated register transfer level-to-silicon deep submicron design technology. This research and development project was intended to enable the creation, verification and integration of complex functional blocks onto system-level chips. This project required the creation of a completely new product architecture as well as advanced, new design planning delay calculation methodologies. The nature of the efforts required to complete the research and development projects relate, to varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

   The net cash flows of the projects underway at HLDS, which were used to value the acquired in-process technology, were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that the projects addressed, Cadence's ability to gain market acceptance in these segments and the life cycle of in-process technology. Estimated total revenue from the acquired in-process product areas were expected to peak in 2001 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development and has been excluded from net cash flow calculations.

   The net cash flows generated from the in-process technology were expected to reflect earnings before interest, taxes and depreciation at approximately 45% to 60% for the sales generated from the in-process technology. The discount rate used to discount the net cash flows from acquired in-process technology was 25%. Cadence believes that expenses incurred to date associated with the development of the in-process technology projects are approximately consistent with Cadence's previous estimates.

   To date, HLDS's results have not differed significantly from the forecast assumptions. Cadence's research and development expenditures since the HLDS acquisition have not differed materially from expectations.

Restructuring

   In 1998, Cadence recorded $69.5 million of restructuring charges primarily associated with Cadence's worldwide restructuring plan in the second half of 1998. Cadence's restructuring plans and associated costs consisted of $36.9 million to terminate approximately 700 employees, $29.9 million to downsize and close excess facilities and $2.7 million of other restructuring expenses. Cadence's restructuring plan was primarily aimed at reducing the cost of excess personnel and capacity in its Services business. A discussion about Cadence's gross margin trends for its services business can be found under "Cost of Revenue" within this section. Cadence anticipates that the restructuring actions will save approximately $75 million in fiscal 1999.

   Severance costs of $36.9 million include severance benefits, notice pay and outplacement services. Approximately $10.1 million of these costs resulted from the acceleration of stock option vesting under employment agreements. All terminations and termination benefits were communicated to the affected employees prior to year-end, and severance benefits are expected to be paid by 1999.

   Cadence also incurred charges totaling $29.9 million in connection with the closure of 58 sales and engineering facilities, including $16.7 million to downsize and close facilities and $13.2 million in abandonment costs for the related leasehold improvements. Closure and exit costs include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements to facilities that were abandoned and whose estimated fair market value is zero. Through the first quarter of 1999, 90% of the sites have been vacated and the remaining sites will be downsized or vacated during the second and third quarter of 1999. Noncancelable lease payments on vacated facilities will be paid out through 2008.

   Cadence also recorded $2.7 million of other restructuring charges consisting primarily of cancellation fees associated with certain vendor and conference arrangements and abandoned software.

   In 1997, Cadence recorded restructuring charges of $34.4 million. These charges relate to restructuring plans primarily aimed at reducing costs after Cadence merged with CCT and acquired HLDS. Cadence's restructuring plans and associated costs consisted of $11.9 million to terminate approximately 230 employees, $4.4 million to close duplicate and excess facilities and $3.7 million of other expenses associated with the business combinations. Also included in the restructuring costs were fees of $14.4 million related to the CCT combination for financial advisors, attorneys and accountants. The remaining severance balances were paid out in 1998 and all facilities were vacated. Noncancelable lease payments on vacated facilities will be paid out through the year 2000.

   In 1996, Cadence recorded restructuring charges of $2.1 million consisting of employee termination costs associated with the outsourcing of the Company's management information technology services and costs associated with excess facilities.

   Liabilities for excess facilities and other restructuring charges are included in other current and non-current liabilities, while severance and benefits liabilities are included in payroll and payroll related accruals.

   Actual amounts of termination benefits, facilities and other restructuring related payments can be found in Notes to Consolidated Financial Statements under "Restructuring."

Capitalized Software Development Costs

   In 1997 and 1996, Cadence wrote-off capitalized software development costs of $3.1 and $2.7 million, respectively, for products developed by Cadence that were replaced by CCT and HLDS products or by license of replacement technology.

Other Income, net

   Other income, net for 1998, 1997 and 1996 is as follows:

                                                            1998   1997   1996
                                                            -----  -----  -----
                                                              (In millions)
   Interest income......................................... $10.5  $18.5  $ 5.4
   Gain (loss) on foreign exchange.........................   2.6   (1.4)   0.2
   Equity earnings from investments........................  (0.9)   1.9    --
   Gain on sale of IMS stock...............................   --    13.1    --
   Minority interest expense...............................  (0.3)  (0.4)  (3.0)
   Other expense, net......................................  (0.8)  (3.0)  (0.5)
   Interest expense........................................  (3.6)  (2.5)  (1.9)
                                                            -----  -----  -----
     Total other income, net............................... $ 7.5  $26.2  $ 0.2
                                                            =====  =====  =====

   Interest income decreased in 1998, as compared to 1997, by $8 million, primarily due to lower average cash and investment balances throughout 1998, due in part to the payments made for acquisitions. The increase in 1997 of $13.1 million, as compared to 1996, was primarily attributable to higher average cash and investment balances throughout 1997.

   In February 1997, Cadence and IMS sold to the public 1.7 million shares of IMS common stock at $20.75 per share, of which 1 million shares were sold by Cadence, netting Cadence $18.6 million in cash. In connection with this transaction, Cadence recorded a pre-tax realized gain of $13.1 million, which is included in other income, net in the consolidated statements of operations. Cadence also recorded a $2.3 million unrealized gain, net of deferred taxes, which represented Cadence's proportionate share of IMS' equity as a result of IMS' sale of stock. This unrealized gain is reflected in the consolidated statements of stockholders' equity. Although Cadence has no current intent to enter into similar transactions, the likelihood of such transactions in the future is dependent upon the state of financial markets as well as liquidity and other considerations of each of Cadence and IMS.

   The gain on foreign exchange increased in 1998, as compared to 1997, due to favorable exchange rate movements for Asian currencies, primarily the Japanese yen. The loss on foreign exchange in 1997 was attributable to unfavorable exchange rate movements for Asian currencies, primarily the Japanese yen and Korean won, as compared to 1996. Other expense in 1998, 1997 and 1996, was due primarily to investment losses from a venture capital partnership.

Income Taxes

   The provision for income taxes and the effective tax rates for 1998, 1997 and 1996 are as follows:

                                                              1998  1997  1996
                                                              ----- ----- -----
                                                                (In millions)
   Provision for income taxes (1)............................ $80.7 $73.1 $64.2
   Effective tax rate........................................   72%   30%   65%

--------
(1) Includes tax benefit in 1997 of $5.3 million on cumulative effect of change in accounting method.

   At January 2, 1999, Cadence had total net deferred tax assets of approximately $63.3 million. Realization of the deferred tax assets will be dependent on generating sufficient taxable income prior to the expiration of certain net operating loss and tax credit carryforwards. The net valuation allowance increased by $15.4 million in 1998 due to the uncertainty of certain foreign subsidiaries generating sufficient taxable income to realize certain foreign deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

   The effective tax rate for 1998, 1997 and 1996, includes the write-off of in-process technology of approximately $194.1 million, $6.6 million and $95.7 million, respectively. The 1998, 1997 and 1996 effective tax rates, excluding the write-off of acquired in-process technology, are 28.5%, 30%, and 33%, respectively. The decrease in the 1998 effective tax rate, as compared to 1997, was primarily due to differences in tax rates between domestic and foreign operations being applied to proportionally changing amounts of domestic and foreign taxable income and to non-deductible acquisition costs of the CCT merger in 1997. The decrease in the 1997 effective tax rate, as compared to the 1996 effective tax rate, was primarily due to foreign earnings generating a higher proportion of total earnings in 1997, and those earnings being taxed at a lower rate.

Change in Accounting Method

   In November 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," which requires companies to expense costs incurred for business process reengineering projects. As a result, Cadence recorded a $12.3 million charge in 1997, net of taxes of $5.3 million, as a cumulative effect of change in accounting method for reengineering project costs that had been previously capitalized by Cadence associated with its implementation of enterprise-wide information systems.

Disclosures About Market Risk

 Interest Rate Risk

   Cadence's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations.

   Cadence places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, Cadence's first priority is to reduce the risk of principal loss. Consequently, Cadence seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. Cadence mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

   In October 1998, Cadence entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks that allows Cadence to borrow up to $355 million. The 1998 Facility is divided between a $177.5 million three year revolving credit facility (the Three Year Facility) and a $177.5 million 364-day revolving credit facility convertible to a three year term loan (the 364-Day Facility). The Three Year Facility expires September 29, 2001. The 364-Day Facility will either expire on September 29, 1999 and be converted to a three year term loan with a maturity date of September 29, 2002 or, at the option of the bank group, be renewed for an additional one year period. Cadence has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.00%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portions of the Three Year Facility at rates between 0.18% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.10%. The 1998 Facility contains certain financial and other covenants.

   The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio and its long-term debt obligations. The carrying value approximates fair value at January 2, 1999. All investments mature in one year or less.

                                                                        Average
                                                            Carrying    Interest
                                                              Value       Rate
                                                          ------------- --------
                                                          (In millions)
Investment Securities:
  Cash equivalents--fixed rate...........................    $ 16.0      3.61%
  Short-term investments--fixed rate.....................      26.7      5.71%
                                                             ------
    Total investment securities..........................      42.7      4.25%
  Cash equivalents--variable rate........................      53.4      4.38%
                                                             ------
    Total interest bearing instruments...................    $ 96.1      4.32%
                                                             ======
Debt:
  Revolving credit facility..............................    $135.0      6.07%
                                                             ======

 Interest Rate Swap Risk

   Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At January 2, 1999, the maturity distribution of the $26 million notional amount payable to Cadence by the institution was in quarterly installments of approximately $2.2 million commencing in January 1999 and ending in October 2001. The estimated fair value at January 2, 1999 was negligible.

 Foreign Currency Risk

   Cadence transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Cadence has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures in Japan, Canada, Asia and certain European countries. Under this program, increases or decreases in Cadence's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Cadence does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Cadence's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

   The table below provides information as of January 2, 1999 about Cadence's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to March 31, 1999.

                                                                       Average
                                                           Notional    Contract
                                                            Amount       Rate
                                                         ------------- --------
                                                         (In millions)
   Forward Contracts:
     Japanese yen.......................................     $36.2       117.63
     British pound sterling.............................     $10.1         1.67
     French francs......................................     $(4.9)        5.50
     Italian lira.......................................     $ 4.1     1,627.45
     Canadian dollars...................................     $(2.8)        1.54
     German deutschemarks...............................     $ 1.8         1.65
     Dutch guilder......................................     $(1.5)        1.85

   The unrealized gain (loss) on the outstanding forward contracts at January 2, 1999 was immaterial to Cadence's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at January 2, 1999 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of Cadence.

 Equity Price Risk

   As part of its authorized repurchase program, Cadence has sold put warrants through private placements. Additionally, Cadence has purchased call options that entitle Cadence to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's seasoned systematic repurchase programs.

   Cadence repurchases shares of its common stock under stock repurchase programs in order to make sure it has enough shares for issuance under its Employee Stock Purchase Plan (ESPP), its 1997 Stock Option Plan (the 1997
Plan) and for other corporate purposes. This may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants.

  . Call options allow Cadence to buy shares of its stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, Cadence will typically exercise the option and receive shares of stock. If the market price of the stock is less than the exercise price of a call option, Cadence typically will not exercise the option.

  . Call option issuers may accumulate a substantial number of shares of Cadence common stock in anticipation of Cadence's exercising its call option and may dispose of these shares if and when Cadence fails to exercise its call option. This could cause the market price of Cadence common stock to fall.

  . Put warrants allow the holder to sell to Cadence shares of Cadence Common
    Stock on a specified day at a specified price. Cadence has the right to settle the put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise.

  . Depending on the exercise price of the put warrants and the market price of the stock at the time of exercise, settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the market, which could cause the price of Cadence common stock to fall.

  . Put warrant holders may accumulate a substantial number of shares of stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

   The table below provides information at January 2, 1999 about Cadence's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through November 1999 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                               1999   Estimated
                                                             Maturity Fair Value
                                                             -------- ----------
                                                                 (Shares and
                                                                  contract
                                                                 amounts in
                                                                  millions)
   Put Warrants:
     Shares.................................................     4.2
     Weighted average strike price..........................  $27.22
     Contract amount........................................  $114.3    $16.6
   Call Options:
     Shares.................................................     2.9
     Weighted average strike price..........................  $27.19
     Contract amount........................................  $ 78.8    $20.9

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

   In 1995, Cadence also commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems are expected to make approximately 70% of Cadence's business computer systems Year 2000 Compliant. In addition, during September 1997, Cadence commenced an investigation of the condition of Year 2000 readiness for all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues. As of February 1999, of the 60 business application systems that had been identified, 54 had been modified or replaced and determined to be

Year 2000 ready. Recently, Cadence has identified additional areas requiring Year 2000 assessment, remediation and testing, specifically software interfaces and applications used to interact with vendors, as well as applications that are unique to the various international operations. Cadence expects that all business critical applications shall be Year 2000 Compliant by the third quarter of 1999.

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

   Readers are cautioned that the foregoing discussion regarding Year 2000 Update contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of Cadence. Such failures could materially and adversely affect Cadence's business, operating results and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of remediation and testing for the remaining internal business systems that are not yet assessed as Year 2000 Compliant, Cadence is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on Cadence's business, operating results or financial condition.

   Cadence's risks associated with non-information technology systems and embedded systems are generally limited to systems that typically involve environmental control systems, interruptible power systems, elevator systems and security systems. Cadence feels confident that through its research, testing and corrective actions, the realized risks from embedded systems will be low.

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

Liquidity and Capital Resources

   At January 2, 1999, Cadence's principal sources of liquidity consisted of $209.8 million of cash and cash equivalents and short-term investments, as compared with $304.2 million and $318.4 million at January 3, 1998 and December 28, 1996, respectively, and a new $355.0 million senior unsecured credit facility entered into in October 1998. As of January 2, 1999, Cadence had outstanding borrowings of $135.0 million under the credit facility.

   Cash provided by operating activities increased $44.3 million to $246.1 million in the year ended January 2, 1999, as compared to the year ended January 3, 1998, primarily due to increases in net income before unusual items, prepaid expenses and other, depreciation and amortization and a decrease in accounts payable and accrued liabilities, partially offset by increases in receivables and installment contract receivables. Cash provided by operating activities increased $22.7 million to $201.8 million for the year ended January 3, 1998, as compared to the year ended December 28, 1996. The increase was primarily due to increases in net income before unusual items, accrued liabilities and payables, and income taxes payable, partially offset by increases in receivables and installment contract receivables and deferred income taxes.

   At January 2, 1999, Cadence had net working capital of $251.8 million, as compared with $340.3 million at January 3, 1998. The primary reasons for the decrease were decreases in short-term investments of $70.5 million, cash and cash equivalents of $24 million, and accounts receivable of $13.3 million and increases in accounts payable and accrued liabilities of $54.8 million, partially offset by an increase in installment contract receivables, current of $86.9 million. The increase in accounts payable and accrued liabilities was primarily attributable to bonus and commissions payments to be paid in early 1999, restructuring charges, sales taxes, and withholdings for issuance of stock under Cadence's ESPP.

   In addition to its short-term investments, Cadence's primary investing activities were acquisitions and the related acquired intangibles, purchases of property and equipment, capitalization of software development costs and venture capital partnership investments, which combined represented $587.1 million, $95.8 million and $98.0 million of cash used for investing activities in the years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

   In the first quarter of 1999, Cadence completed the construction of a new building and improvements on the San Jose, California campus with an estimated total cost of approximately $15.4 million. Also in the first quarter of 1999, Cadence purchased an additional facility adjacent to its San Jose, California campus for $27.5 million, which it expects to occupy in the third quarter of 1999. Additionally, the construction of a new Cadence design center was commenced in 1998 in Scotland.

   In May 1997, Cadence announced that its board of directors had rescinded Cadence's previously-announced stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase program for Cadence's ESPP. Cadence rescinded the stock repurchase program in connection with its merger with CCT in order to comply with requirements for the pooling of interests accounting treatment. Cadence announced a new seasoned systematic stock repurchase program in September of 1997 in connection with the establishment of the 1997 Plan. The shares acquired by Cadence under this new program will be used to meet the recurring share issuance requirements of the 1997 Plan. The repurchase authorization for the 1997 Plan is 4 million shares over a two year period; 2.4 million additional shares are authorized for repurchase for the ESPP over a two year period. In November 1997, Cadence announced a new 10 million share stock repurchase program.

   In connection with and prior to the consummation of the merger with Quickturn, Cadence will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase programs for Cadence's 1997 Plan and ESPP.

   Since 1994, as part of its previously discussed authorized stock repurchase program, Cadence has sold put warrants and purchased call options through private placements. Cadence had a maximum potential obligation related to the put warrants at January 2, 1999 to buy back 4.2 million shares of its common stock at an aggregate price of approximately $114.3 million. The put warrants will expire at various dates through November 1999 and Cadence has the contractual ability to settle the options prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the consolidated balance sheets. The effect of the exercise of these put warrants and call options is reported in the line titled "Purchase of treasury stock" within the consolidated statements of stockholders' equity.

   Anticipated cash requirements for 1999 include the repurchase of stock for Cadence's stock repurchase programs and the contemplated additions of property, plant and equipment of approximately $152 million.

   As part of its overall investment strategy, Cadence has committed to invest $50 million in a venture capital partnership as a limited partner over the next three to four years. At January 2, 1999, Cadence had contributed approximately $26 million of this amount, which is reflected in other assets in the consolidated balance sheets, net of operating losses.

   Cadence anticipates that current cash and short-term investment balances, cash flows from operations and the remaining amounts available under its $355 million revolving line of credit should be sufficient to meet its working capital and capital expenditure requirements on a short- and long-term basis.

New Accounting Standards

   In 1998, Cadence adopted Statement on Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board (FASB), which requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenue derived from Cadence's products and services, the countries in which Cadence earns revenue and holds assets, and major customers. SFAS No. 131 did not have a material impact on Cadence's consolidated financial statements.

   In 1998, Cadence adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on Cadence's consolidated financial position or results of operations.

   In 1998, Cadence adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of SOP 98-1 did not have a material impact on its consolidated financial statements.

   In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Cadence has not yet determined the impact SFAS No. 133 will have on its financial position, results of operations or cash flows.

   In 1998, Cadence adopted SFAS No. 130, "Comprehensive Income," which requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. SFAS No. 130 did not have a material impact on Cadence's consolidated financial statements.

Factors That May Affect Future Results

   Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in those statements. Readers are referred to "Marketing and Sales," "Research and Development," "Competition," "Proprietary Technology," "Manufacturing," and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections contained herein as well as the factors described below, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

 Cadence lacks long-term experience in its electronics design and consulting services business

   Cadence only recently began to focus on offering electronics design and consulting services and therefore may not be as experienced in this business as others. The market for these services is relatively new and rapidly evolving. Cadence's failure to succeed in these services businesses may seriously harm Cadence's business, operating results and financial condition.

 The success of Cadence's electronic design and consulting services businesses depends on many factors that are beyond its control

   In order to be successful with its electronics design and consulting services, Cadence must overcome several factors that are beyond its control, including the following:

  . Many service contracts generally represent large amounts of revenue. Cadence's electronics design and consulting services contracts generally represent a relatively large amount of revenue per order. Therefore, the loss of individual orders could seriously hurt Cadence's revenue and operating results.

  . Many service contracts are at a fixed price. A substantial portion of these service contracts are fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence's cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence's business, operating results and financial condition.

  . Cadence's cost of service personnel is high and reduces gross margin. Gross margins represent the difference between the amount of revenue from the sale of services and Cadence's cost of providing those services. Cadence must pay high salaries to professional services personnel to attract and retain them. This results in lower gross margins than the gross margins in Cadence's software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margins.

 Fluctuations in quarterly results of operations could hurt Cadence's business and the market price of its stock

   Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold and the timing of significant orders for its software products by customers. Quarterly operating results are affected by the mix of products sold because there are significant differences in margins from the sale of products and services. Cadence realizes gross margins on product sales of approximately 90% but realizes gross margins of approximately 30% on its performance of services. In addition, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously hurt its quarterly operating results.

   In addition, Cadence bases its expense budgets partially on its expectations of future revenue. However, it is difficult to predict revenue levels or growth. Revenue levels that are below Cadence's expectations could seriously hurt Cadence's business, operating results and financial condition. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of Cadence Common Stock could decline dramatically. Also, because of the large order size and its customers' buying patterns, Cadence may not learn of revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of Cadence Common Stock.

   Because Cadence's focus on providing services is relatively recent, it believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, stockholders should not view Cadence's historical results of operations as reliable indicators of its future performance.

 Cadence expects to acquire other companies and may not successfully integrate them

   Cadence has acquired other businesses before and may do so again. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders or that Cadence's management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence's business, operating results and financial condition:

  . Difficulties in combining previously separate businesses into a single unit;

  . The substantial diversion of management's attention from day-to-day business when negotiating these transactions and later integrating an acquired business;

  . The discovery after the acquisition has been completed of liabilities assumed from the acquired business;

  . The failure to realize anticipated benefits such as cost savings and revenue enhancements;

  . Difficulties related to assimilating the products of an acquired business. For example, in distribution, engineering, and customer support areas; and

  . The failure to identify or correct a material Year 2000 problem of an acquired business.

 Failure to obtain export licenses could harm Cadence's business

   Cadence must comply with United States Department of Commerce regulations in shipping its software products and other technologies outside the United States. Although Cadence has not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm Cadence's business, operating results and financial condition.

 "Year 2000 computer problems" could interrupt Cadence's business operations.

   The so-called Year 2000 problem occurs when computer programs and embedded microprocessors fail to process date information correctly beginning in 1999. If Cadence experiences a Year 2000 problem, it could result in an interruption in, or a failure of, normal business operations. This could seriously harm Cadence's business, operating results and financial condition.

   While Cadence has established a Year 2000 project team to identify and resolve its potential Year 2000 issues, Cadence has not fully assessed the risks the Year 2000 problem poses to its business. Cadence believes that its own internally-developed software products generally will not have Year 2000 problems. However, Cadence is uncertain as to the Year 2000 readiness of third-party suppliers and customers, approximately 30% of its internal information business systems, and products acquired through recent acquisitions. Because of these uncertainties, Cadence is currently unable to determine whether and to what extent the Year 2000 problem will harm its business, operating results or financial condition.

 Anti-takeover defenses in Cadence's charter and under Delaware law could prevent an acquisition of Cadence or limit the price that investors might be willing to pay for Cadence Common Stock

   Provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation could make it difficult for another company to acquire control of Cadence. For example:

  . Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of the voting stock of the corporation, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within 3 years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

  . Cadence's Certificate of Incorporation allows the Cadence Board of Directors to issue at any time and without stockholder approval, preferred stock with such terms as it may determine. No shares of Cadence preferred stock are currently outstanding. However, the rights of holders of any Cadence preferred stock that may be issued in the future may be superior to the rights of holders of Cadence Common Stock.

  . Cadence has a rights plan, commonly known as a "poison pill," which would make it difficult for someone to acquire Cadence without the approval of Cadence's Board of Directors. Cadence's rights plan is described in more detail in "Cadence Capital Stock and Comparison of Stockholder Rights-- Description of Cadence Capital Stock--Cadence Rights Plan."

   All of these factors could limit the price that certain investors would be willing to pay for shares of Cadence Common Stock and could delay, prevent or allow the Board of Directors of Cadence to resist an acquisition of Cadence, even if the proposed transaction was favored by a majority of Cadence's independent stockholders.

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

Summary Quarterly Data--Unaudited

 Previously Reported Quarterly Results

   The following table represents the quarterly results of Cadence as previously reported, excluding the restatement of prior period financial statements for the CCT merger and adjustments to reduce the amounts of in-process technology previously charged to expense.

                                           1998                                    1997
                         -----------------------------------------  -----------------------------------
                           4th        3rd        2nd       1st        4th      3rd      2nd      1st
                         -------- -----------  -------- ----------  -------- -------- -------- --------
                                           (In thousands, except per share amounts)
Revenue................. $345,452 $   308,607  $291,788 $  270,223  $283,013 $234,866 $210,466 $187,548
Cost of revenue......... $ 75,987 $    78,013  $ 70,913 $   62,334  $ 53,795 $ 46,812 $ 43,592 $ 38,897
Income (loss) from
 operations (1)......... $ 71,260 $  (185,305) $ 90,245 $   (5,541) $ 83,733 $ 74,615 $ 37,382 $ 38,277
Income (loss) before
 cumulative effect of
 change in accounting
 method (2)............. $ 51,634 $ (192,762)  $ 66,367 $ (25,459)  $ 60,873 $ 55,301 $ 28,446 $ 37,122
Net income (loss) (3)... $ 51,634 $ (192,762)  $ 66,367 $ (25,459)  $ 48,597 $ 55,301 $ 28,446 $ 37,122
Net income (loss) per
 share--diluted......... $   0.22 $     (0.91) $   0.28 $    (0.12) $   0.21 $   0.24 $   0.13 $   0.19

 Restated Quarterly Results (1)

   The following table represents restated quarterly results reflecting the merger of Cadence and CCT and adjustments to reduce the amount of in-process technology previously charged to expense.

                                         1998                                  1997
                          ------------------------------------  -----------------------------------
                            4th      3rd       2nd      1st       4th      3rd      2nd      1st
                          -------- --------  -------- --------  -------- -------- -------- --------
                                         (In thousands, except per share amounts)
Revenue.................  $345,452 $308,607  $291,788 $270,223  $283,013 $234,866 $212,204 $196,286
Cost of revenue.........  $ 72,554 $ 76,602  $ 69,731 $ 61,788  $ 53,264 $ 46,319 $ 43,474 $ 39,556
Amortization of acquired
 intangibles............  $ 11,414 $  2,856  $  2,627 $    546  $    529 $    493 $    493 $    431
Income (loss) from
 operations (2).........  $ 63,279 $(66,450) $ 88,800 $ 19,559  $ 83,733 $ 74,615 $ 35,226 $ 38,971
Income (loss) before
 cumulative effect of
 change in accounting
 method (3).............  $ 45,906 $(78,677) $ 65,112 $   (359) $ 60,873 $ 55,301 $ 27,192 $ 37,010
Net income (loss) (4)     $ 45,906 $(78,677) $ 65,112 $   (359) $ 48,597 $ 55,301 $ 27,192 $ 37,010
Net income (loss) per
 share-diluted..........  $   0.20 $  (0.37) $   0.28 $    --   $   0.21 $   0.24 $   0.13 $   0.16

--------
(1) In 1998, the Company acquired Ambit, BLDA, EXD and Symbionics. The acquisitions were accounted for as business combinations using the purchase method of accounting. The estimated fair value of the acquired in-process technology (IPR&D) of $214.4 million and $42.7 million for Ambit and BLDA, respectively, was charged to expense in the quarter ended October 3, 1998 and the estimated fair value of the IPR&D of $42.0 and $40.0 for EXD and Symbionics, respectively, was charged to expense in the quarter ended April 4, 1998 (the periods in which the acquisitions were consummated). Subsequent to the Securities and Exchange Commission's letter to the AICPA, dated September 9, 1998, regarding its views on IPR&D, the Company had discussions with the staff of the Securities and Exchange Commission and revised the purchase price allocations and restated its financial statements. As a result, the Company has made adjustments to decrease the amounts previously expensed as IPR&D in 1998 and to increase goodwill and intangible assets by similar amounts.

(2) Income (loss) from operations for 1998 and 1997 included certain unusual item charges for $263.6 million and $44.1 million, respectively, which follow:

                                             4th       3rd      2nd     1st
                                           -------- --------- ------- --------
                                                     (In thousands)
   1998:
     Write-off of acquired in-process
      technology.......................... $    --  $ 137,200 $   --  $ 56,900
     Restructuring charges................   44,704    20,833     --     3,957
                                           -------- --------- ------- --------
                                           $ 44,704 $ 158,033 $   --  $ 60,857
                                           ======== ========= ======= ========
   1997:
     Write-off of acquired in-process
      technology.......................... $  1,711 $     --  $   --  $  4,860
     Restructuring charges................    6,372       --   21,157    6,888
     Write-off of capitalized software
      development costs...................    1,856       --    1,209      --
                                           -------- --------- ------- --------
                                           $  9,939 $     --  $22,366 $ 11,748
                                           ======== ========= ======= ========

(3) For the fourth quarter ended January 3, 1998 income before cumulative effect of change in accounting method excluded a $12.3 million charge, net of taxes of $5.3 million, for reengineering project costs that had been previously capitalized by Cadence associated with its implementation of enterprise-wide information systems.

(4) Net income included a $13.1 million pre-tax gain on the sale of stock of a subsidiary in the first quarter ended March 28, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 as to directors is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with the Reporting Requirements of Section 16(a)" in Cadence's definitive Proxy Statement for its 1999 annual stockholders' meeting.

   The executive officers of Cadence are as follows:

        Name          Age                          Positions and Offices
--------------------  --- -----------------------------------------------------------------------
John R. Harding        43 President, Chief Executive Officer, and Director
H. Raymond Bingham     53 Executive Vice President, Chief Financial Officer, and Director
John F. Olsen          47 Executive Vice President, Worldwide Field Operations
Shane V. Robison       44 Executive Vice President, Research and Development
R.L. Smith McKeithen   55 Senior Vice President, General Counsel, and Secretary
William Porter         44 Corporate Vice President, Corporate Controller, and Assistant Secretary

   Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

   JOHN R. HARDING has served as President and Chief Executive Officer and a director of Cadence since October 1997. Mr. Harding joined Cadence in May 1997 as Senior Vice President, Strategic Business Units. Prior to joining Cadence, Mr. Harding served as President and Chief Executive Officer of Cooper & Chyan Technology, Inc. (CCT), a software company, from December 1994 until its merger with Cadence in May 1997. Before joining CCT, Mr. Harding was with Zycad Corporation, an electronic design automation company, as Executive Vice President, Worldwide Sales and Marketing, for three years.

   H. RAYMOND BINGHAM has served as Executive Vice President and Chief Financial Officer of Cadence since 1993. Mr. Bingham has been a director of Cadence since November 1997. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, an owner operator of a chain of hotels, for eight years. Mr. Bingham is a director of Sunstone Hotel Investors, Inc., Integrated Measurement Systems, Inc., and Legato Systems, Inc.

   JOHN F. OLSEN joined Cadence in May 1994 as Senior Vice President, Field Operations, and in July 1998 became Executive Vice President, Worldwide Field Operations. Prior to joining Cadence, Mr. Olsen served as a partner for KPMG Peat Marwick LLP, a public accounting firm, for five years.

   SHANE V. ROBISON joined Cadence in July 1995 as Senior Vice President, Engineering, and in November 1997 became Executive Vice President, Research and Development. Prior to joining Cadence, Mr. Robison served as Vice President and General Manager of the Personal Interactive Electronics Division of Apple Computer, Inc., a personal computer manufacturer, for more than seven years.

   R.L. SMITH MCKEITHEN joined Cadence in June 1996 as Vice President, General Counsel, and Secretary and in July 1998 became Senior Vice President, General Counsel, and Secretary. From 1994 to 1996, he served as Vice President, General Counsel, and Secretary of Strategic Mapping, Inc., a computer based mapping and demographic database company. Before joining Strategic Mapping, Inc., Mr. McKeithen served as Vice President, General Counsel, and Secretary of Silicon Graphics, Inc., a manufacturer of workstations, servers, and microprocessors for six years.

   WILLIAM PORTER joined Cadence in February 1994 as Vice President, Corporate Controller, and Assistant Secretary and in November 1998 became Corporate Vice President, Corporate Controller, and Assistant

Secretary. Prior to joining Cadence, Mr. Porter served as Technical Accounting and Reporting Manager and most recently as Controller of Cupertino Operations with Apple Computer, Inc., a personal computer company for six years.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation" in Cadence's definitive Proxy Statement for its 1999 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Cadence's definitive Proxy Statement for its 1999 annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in Cadence's definitive Proxy Statement for its 1999 annual stockholders' meeting.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----
(a) 1. Financial Statements:
  .Reports of Independent Public Accountants.                              45
  .Consolidated Balance Sheets at January 2, 1999 and January 3, 1998.     47
  .Consolidated Statements of Operations for the three fiscal years ended
   January 2, 1999.                                                        48
  .Consolidated Statements of Stockholders' Equity for the three fiscal
   years ended January 2, 1999.                                            49
  .Consolidated Statements of Cash Flows for the three fiscal years ended
   January 2, 1999.                                                        50
  .Notes to Consolidated Financial Statements.                             51
(a) 2. Financial Statement Schedule:
  II.Valuation and Qualifying Accounts and Reserves                        77

   All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits:

   The following exhibits are filed herewith:

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
  2.01   Agreement and Plan of Merger dated as of December 8, 1998 among the
         Registrant, Quickturn Design Systems, Inc. and CDSI Acquisition, Inc.
         as amended on December 16, 1998 and January 4, 1999 (incorporated by reference to Exhibit 2.01 to the Registrant's Form S-4 Registration
         Statement (File No. 333-69589). The Disclosure Schedules related to the Merger Agreement have been omitted but will be provided to the
         Commission upon its request pursuant to Item 601 (b)(2) of Regulation
         S-K (the 1999 Form S-4).

  3.01 (a) The Registrant's Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988
         (incorporated by reference to Exhibit 3.02(c) to the Registrant's Form
         S-1 Registration Statement (No. 33-23107) originally filed on July 18,
         1988 (the 1988 Form S-1)).
         (b) The Registrant's Certificate of Designation of Series A Junior
         Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on June 8, 1989 (incorporated by reference to Exhibit 3A to the Registrant's Current Report on Form 8-K (No. 0-
         15867) originally filed on June 12, 1989 (the 1989 Form 8-K)).
         (c) The Registrant's Certificate of Designation of Series A
         Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (incorporated by reference to Exhibit 3.01(f) from the Registrant's Form 10-K (No. 1-10606) for the year ended December 31, 1991).
         (d) The Registrant's Certificate of Amendment of Certificate of
         Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (incorporated by reference to Exhibit 3.01(i) to the 1998 Second Quarter Form 10-Q).
         (e) The Registrant's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998
         (incorporated by reference to Exhibit 3.01(j) to the 1998 Second
         Quarter Form 10-Q).

  3.02 The Registrant's Bylaws, as currently in effect (incorporated by reference to Exhibit 3.02 to the 1987 Form S-1 and as amended by
         Exhibit 3-b to the 1989 Form 8-K).


 Exhibit
 Number                               Exhibit Title
 -------                              -------------
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

 10.01   The Registrant's 1987 Stock Option Plan, as amended and restated on
         February 23, 1998 (incorporated by reference to the Registrant's
         Preliminary Proxy Statement filed on March 16, 1998 (the 1998
         Preliminary Proxy Statement)).

 10.02   Form of Stock Option Agreement and Form of Stock Option Exercise
         Request, as currently in effect under the Registrant's 1987 Stock
         Option Plan (incorporated by reference to Exhibit 4.01 to the Registrant's Form S-8 Registration Statement (No. 33-22652) filed on
         June 20, 1988).

 10.03 The Registrant's 1988 Directors Stock Option Plan, as amended to date, including the Stock Option Grant and Form of Stock Option Exercise
         Notice and Agreement (the first document is incorporated by reference to Exhibit 4.02 to the Registrant's Form S-8 Registration Statement
         (No. 33-53913) filed on May 31, 1994 (the 1994 Form S-8) and the latter two documents are incorporated by reference to Exhibit 10.08--
         10.10 to the 1988 Form S-1).

 10.04 The Registrant's 1993 Directors Stock Option Plan including the Form of Stock Option Grant (incorporated by reference to Exhibit 10.04 of the 1994 Form S-8).

10.05 The Registrant's 1995 Directors Stock Option Plan including the Form of Stock Option Grant (incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K for the fiscal year ended December 30, 1995
         (the 1995 Form 10-K)).


10.06    The Registrant's 1990 Employee Stock Purchase Plan, as amended on
         March 4, 1997 (incorporated by reference to Exhibit 10.07 to the
         Registrant's Form 10-K for the fiscal year ended December 28, 1996).


10.07 The Registrant's Senior Executive Bonus Plan for 1995 (incorporated by reference to Exhibit 10.08 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (the 1994 Form 10-K)).


10.08 The Registrant's Senior Executive Bonus Plan for 1996 (incorporated by reference to Exhibit 10.08 to the 1995 Form 10-K).


10.09    The Registrant's Senior Executive Bonus Plan (previously the Chief
         Executive Officer Bonus Plan for 1996), as amended January 1, 1998
         (incorporated by reference to the 1998 Preliminary Proxy Statement).


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

Exhibit
Number                         Exhibit Title


10.14 Lease, dated June 29, 1989, by and between ROPA and the Registrant for the Registrant's offices at 535 and 545 River Oaks Parkway, San Jose, California (incorporated by reference to Exhibit 10.17 to the 1990 Form 10-K) .



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


10.17 Offer letter to H. Raymond Bingham, dated May 12, 1993 (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ended December 31, 1993 (the 1993 Form 10-K)).


10.18 Offer letter to M. Robert Leach, dated May 17, 1993 (incorporated by reference to Exhibit 10.25 to the 1993 Form 10-K).


10.19    The 1993 Non-Statutory Stock Option Plan (incorporated by reference to
         Exhibit 4.05 to the 1994 Form S-8).


10.20 Consulting agreement, dated October 26, 1993, with Alberto Sangiovanni-Vincentelli (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-Q for the second quarter ended June 30, 1994).


10.21 The Registrant's amended and restated 401(k) Plan (incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-Q for the first quarter ended March 30, 1996 (the 1996 First Quarter Form 10-Q)).


10.22    Amendment, dated May 3, 1996 (incorporated by reference to Exhibit
         10.30 to the 1996 First Quarter Form 10-Q), to Registrant's 1993 Non-Statutory Stock Option Plan.


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


10.27 Assignment of Partnership Interests by Seely Properties, Inc., dated May 31, 1996, Schedule to Term Loan (incorporated by reference to
         Exhibit 10.35 to the 1996 Second Quarter Form 10-Q).


10.28 Assignment of Partnership Interests by the Registrant, dated May 31, 1996, Schedule to Term Loan (incorporated by reference to Exhibit
         10.36 to the 1996 Second Quarter Form 10-Q).


10.29 Environmental Indemnity, dated May 31, 1996, Schedule to Term Loan (incorporated by reference to Exhibit 10.37 to the 1996 Second Quarter Form 10-Q).


10.30 Amendment, dated August 2, 1996 to the Registrant's 1993 Non-Statutory Stock Option Plan, (incorporated by reference to Exhibit 10.39 to the 1996 Second Quarter Form 10-Q).

Exhibit Number
                                  Exhibit Title


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


10.37 Agreement and Plan of Merger and Reorganization dated as of October 3, 1996, among the Registrant, High Level Design Systems, Inc., a Delaware corporation, and Harbor Acquisition Sub, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 7, 1996).


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


10.41 Employment Agreement, dated October 19, 1997, between the Registrant and John R. Harding (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the fiscal year ended January 3, 1998 (the 1997 Form 10-K)).


10.42 Letter Agreement, dated December 5, 1997, between the Registrant and Joseph B. Costello (incorporated by reference to Exhibit 10.42 to the 1997 Form 10-K).


10.43   Form of Executive Severance Agreement (incorporated by reference to
        Exhibit 10.43 to the 1997 Form 10-K).

Exhibit
Number                            Exhibit Title


10.44 Indemnity Agreement, dated October 19, 1997, by and between the Registrant and John R. Harding (incorporated by reference to Exhibit
         10.44 to the 1997 Form 10-K).


10.45 Revolving Credit Agreement, dated September 30, 1998, by and between ABN-AMBRO Bank and the Registrant (incorporated by reference to Exhibit 10.45 from the Registrant's Form 10-Q for the third quarter ended October 3, 1998 (the 1998 Third Quarter Form 10-Q)).


10.46 Amendment, dated October 16, 1998, to the Revolving Credit Agreement, by and between ABN-AMRO Bank and the Registrant (incorporated by reference to Exhibit 10.46 from the 1998 Third Quarter Form 10-Q).


10.47 Agreement and Plan of Reorganization, dated September 3, 1998, by and among the Registrant, Ambit Design Systems, Inc., and Adirondack Transaction Corp. (incorporated by reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K (No. 001-10606) originally filed on September 30, 1998).


21.01    Subsidiaries of the Registrant.


23.01    Consent of Arthur Andersen LLP.


23.02    Consent of Ernst & Young LLP.


27.01    Financial data schedule for the year ended January 2, 1999.

(b) Reports on Form 8-K:

   On August 4, 1998, the Registrant filed a Current Report on Form 8-K reporting that Cadence issued shares of common stock and the related acquisition of Esperan Limited, a United Kingdom corporation.

   On October 13, 1998 and amended on December 11, 1998, the Registrant filed a Current Report on Form 8-K reporting Cadence's completion of the acquisition of Ambit Design Systems, Inc., a California corporation.

   On October 13, 1998, the Registrant filed a Current Report on Form 8-K reporting Cadence's completion of the acquisition of certain assets and liabilities of Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies, Inc.

   On December 10, 1998 and amended on December 22, 1998 and January 6, 1999, the Registrant filed a Current Report on Form 8-K reporting Cadence's agreement to acquire Quickturn Design Systems, Inc., a Delaware corporation.

(c) Exhibits:

   Cadence hereby files as part of this Form 10-K the Exhibits listed in Item

14. (a) 3 above.

(d) Financial Statement Schedule:

   See Item 14. (a) 2. of this Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cadence Design Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements and the schedule referred to below are the responsibility of Cadence's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Cooper & Chyan Technology, Inc., for the year ended December 31, 1996, a company acquired during 1997 in a transaction accounted for as a pooling of interests, as discussed in Acquisitions in the Notes to the Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Cadence Design Systems, Inc. and reflect total revenues of five percent of the related consolidated total for the year ended December 28, 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Cooper & Chyan Technology, Inc., is based solely upon the report of the other auditors.

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

   In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.

   As explained in Cumulative Change in Accounting Method in the Notes to Consolidated Financial Statements, effective November 1997, Cadence changed its method of accounting for costs incurred for business process reengineering projects. Also, as explained in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, Cadence has given retroactive effect to the change in accounting for its merger with Cooper & Chyan Technology, Inc.

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

                                          /s/ ARTHUR ANDERSEN LLP
                                          ARTHUR ANDERSEN LLP

San Jose, California
March 26, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cooper & Chyan Technology, Inc.

   We have audited the consolidated statement of income, stockholders' equity, and cash flows of Cooper & Chyan Technology, Inc. for the year ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Cooper & Chyan Technology, Inc.'s operations and its cash flows for year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP
                                             Ernst & Young LLP

Palo Alto, California
January 21, 1997

                          CADENCE DESIGN SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      January 2, 1999 and January 3, 1998
                    (In thousands, except per share amounts)

                                                           1998        1997
                                                        ----------  ----------
                        ASSETS
Current Assets:
  Cash and cash equivalents............................ $  183,066  $  207,024
  Short-term investments...............................     26,686      97,180
  Receivables, net.....................................    277,599     205,006
  Prepaid expenses and other...........................     92,359      99,849
                                                        ----------  ----------
    Total current assets...............................    579,710     609,059
Property, plant and equipment, net.....................    262,675     197,421
Software development costs, net........................     13,045      15,068
Acquired intangibles, net..............................    282,489      10,117
Installment contract receivables.......................    100,529      61,326
Other assets...........................................    167,510     130,859
                                                        ----------  ----------
                                                        $1,405,958  $1,023,850
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.. $    1,273  $      794
  Accounts payable and accrued liabilities.............    211,220     156,426
  Income taxes payable.................................     19,133       5,161
  Deferred revenue.....................................     96,286     106,414
                                                        ----------  ----------
    Total current liabilities..........................    327,912     268,795
                                                        ----------  ----------
Long-Term Liabilities:
  Long-term debt and capital leases....................    136,380       1,599
  Deferred income taxes................................     58,927         --
  Minority interest liability..........................        377         121
  Other long-term liabilities..........................     24,883      26,238
                                                        ----------  ----------
    Total long-term liabilities........................    220,567      27,958
                                                        ----------  ----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock--$0.01 par value; authorized 400
   shares in 1998 and 1997, none issued or
   outstanding.........................................        --          --
  Common stock and capital in excess of $0.01 par value
    Authorized: 600,000 shares
    Issued: 224,585 shares in 1998 and 214,405 shares
     in 1997
    Outstanding: 214,438 shares in 1998 and 207,666
     shares in 1997....................................    725,325     502,602
  Treasury stock at cost: 10,147 shares in 1998 and
   6,739 shares in 1997................................   (219,417)    (97,285)
  Retained earnings....................................    360,916     328,934
  Accumulated other comprehensive loss.................     (9,345)     (7,154)
                                                        ----------  ----------
    Total stockholders' equity.........................    857,479     727,097
                                                        ----------  ----------
                                                        $1,405,958  $1,023,850
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three fiscal years ended January 2, 1999
                    (In thousands, except per share amounts)

                                                     1998      1997      1996
                                                  ---------- --------- --------
Revenue:
  Product........................................ $  695,036 $ 537,490 $441,263
  Services.......................................    255,787   160,890  114,620
  Maintenance....................................    265,247   227,989  223,181
                                                  ---------- --------- --------
    Total revenue................................  1,216,070   926,369  779,064
                                                  ---------- --------- --------
Costs and Expenses:
  Cost of product................................     51,539    40,064   49,469
  Cost of services...............................    185,683   114,711   80,963
  Cost of maintenance............................     43,453    27,838   25,067
  Amortization of acquired intangibles...........     17,443     1,946      929
  Marketing and sales............................    302,332   263,054  240,740
  Research and development.......................    179,394   143,746  123,065
  General and administrative.....................     67,444    58,412   60,049
  Unusual items..................................    263,594    44,053  100,543
                                                  ---------- --------- --------
    Total costs and expenses.....................  1,110,882   693,824  680,825
                                                  ---------- --------- --------
Income from operations...........................    105,188   232,545   98,239
  Other income, net..............................      7,479    26,215      226
                                                  ---------- --------- --------
Income before provision for income taxes and
 cumulative effect of change in accounting
 method..........................................    112,667   258,760   98,465
  Provision for income taxes.....................     80,685    78,384   64,155
                                                  ---------- --------- --------
Income before cumulative effect of change in
 accounting method...............................     31,982   180,376   34,310
  Cumulative effect of change in accounting
   method, net of taxes of $5,261 in 1997........        --     12,276      --
                                                  ---------- --------- --------
Net income....................................... $   31,982 $ 168,100 $ 34,310
                                                  ========== ========= ========
Basic Net Income Per Share:
  Net income before cumulative effect of change
   in accounting method.......................... $     0.15 $    0.93 $   0.19
                                                  ========== ========= ========
    Net income................................... $     0.15 $    0.86 $   0.19
                                                  ========== ========= ========
Diluted Net Income Per Share:
  Net income before cumulative effect of change
   in accounting method.......................... $     0.14 $    0.82 $   0.16
                                                  ========== ========= ========
    Net income................................... $     0.14 $    0.77 $   0.16
                                                  ========== ========= ========
Weighted average common shares outstanding.......    211,975   194,900  178,399
                                                  ========== ========= ========
Weighted average common and potential common
 shares outstanding--assuming dilution...........    233,647   219,552  208,444
                                                  ========== ========= ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the three fiscal years ended January 2, 1999
                                 (In thousands)

                                          Common Stock
                                        ------------------
                                                 Par Value
                                                    and                                    Accumulated
                                                  Capital    Treasury Stock                   Other
                          Comprehensive          In Excess  ------------------  Retained  Comprehensive
                             Income     Shares    of Par    Shares    Amount    Earnings      Loss
                          ------------- -------  ---------  -------  ---------  --------  -------------
BALANCE, DECEMBER 30,
 1995...................                248,536  $324,957   (70,460) $(290,884) $128,451     $   972
 Purchase of treasury
  stock.................                    --        --    (10,314)  (124,204)      --          --
 Issuance of common
  stock.................                  9,920    34,235     1,205      5,401       (17)        --
 Tax benefits from
  employee stock
  transactions..........                    --     60,418       --         --        --          --
 Purchase of warrant....                    --     (2,437)      --         --     (1,910)        --
 Treasury stock issued
  in connection with
  acquisitions..........                    --     73,492     5,124     25,906       --          --
 Stock issued in
  secondary offering,
  net of expenses.......                    --    143,915    11,500     58,144       --          --
 Amortization of
  deferred
  compensation..........                    --         96       --         --        --          --
 Net income.............    $ 34,310        --        --        --         --     34,310         --
 Translation loss.......      (2,807)       --        --        --         --        --       (2,807)
                            --------    -------  --------   -------  ---------  --------     -------
                            $ 31,503
                            ========
BALANCE, DECEMBER 28,
 1996...................         --     258,456   634,676   (62,945)  (325,637)  160,834      (1,835)
 Purchase of treasury
  stock.................                    --       (720)   (4,592)  (104,526)      --          --
 Issuance of common
  stock.................                 15,452    67,196     1,167      7,308       --          --
 Tax benefits from
  employee stock
  transactions..........                    --    123,180       --         --        --          --
 Retirement of treasury
  stock in connection
  with the CCT
  acquisition...........                (22,778)  (32,429)   22,778     32,429       --          --
 Treasury stock issued
  in connection with
  acquisitions..........                    --        --        128      1,755       --          --
 Unrealized gain on
  investment in
  subsidiary............                    --      2,304       --         --        --          --
 Use of treasury stock
  for common stock
  dividend..............                (36,725) (291,636)   36,725    291,386       --          --
 Amortization of
  deferred
  compensation..........                    --         31       --         --        --          --
 Net income.............    $168,100        --        --        --         --    168,100         --
 Translation loss.......      (5,319)       --        --        --         --        --       (5,319)
                            --------    -------  --------   -------  ---------  --------     -------
                            $162,781
                            ========
BALANCE, JANUARY 3,
 1998...................                214,405   502,602    (6,739)   (97,285)  328,934      (7,154)
 Purchase of treasury
  stock.................                    --       (121)   (6,231)  (170,710)      --          --
 Issuance of common
  stock.................                 10,180    83,727     1,568     28,939       --          --
 Tax benefits from
  employee stock
  transactions..........                    --    109,344       --         --        --          --
 Treasury stock issued
  in connection with
  acquisitions..........                    --     29,451     1,155     19,639       --          --
 Treasury stock issued
  in connection with
  warrants exercised....                    --        322       100        --        --          --
 Net income.............    $ 31,982        --        --        --         --     31,982         --
 Translation loss.......      (2,191)       --        --        --         --        --       (2,191)
                            --------    -------  --------   -------  ---------  --------     -------
                            $ 29,791
                            ========
BALANCE, JANUARY 2,
 1999...................                224,585  $725,325   (10,147) $(219,417) $360,916     $(9,345)
                                        =======  ========   =======  =========  ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three fiscal years ended January 2, 1999
                                 (In thousands)

                                                    1998      1997      1996
                                                  --------  --------  --------
Cash and Cash Equivalents at Beginning of Year... $207,024  $289,118  $ 88,454
                                                  --------  --------  --------
Cash Flows From Operating Activities:
 Net income......................................   31,982   168,100    34,310
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization...................  102,414    57,116    53,214
 Gain on sale of stock of subsidiary.............      --    (13,061)      --
 Deferred income taxes...........................   29,229   (68,465)  (16,394)
 Write-off of acquired in-process technology.....  194,100     6,571    95,700
 Write-off of capitalized software development
  costs..........................................      --      3,065     2,724
 Write-off of business process re-engineering
  costs..........................................      --     17,537       --
 Equity income from investments..................      889    (1,934)      --
 Increase in other long-term liabilities and
  minority interest expense......................   (1,697)    2,691     5,734
 Write-offs of equipment and other long-term
  assets.........................................    4,037     1,087     1,719
 Provisions for doubtful accounts and inventory
  write-offs.....................................    7,687    12,428     2,672
 Non-cash restructuring charges..................   13,321     2,347       --
 Changes in current assets and liabilities, net
  of effect of acquired and disposed businesses:
  Receivables.................................... (189,769)  (33,354)  (65,751)
  Inventories....................................      --        --       (981)
  Prepaid expenses and other.....................   20,946   (29,452)  (35,399)
  Installment contract receivables............... (126,128) (105,711)      --
  Accounts payable and accrued liabilities.......   45,982    60,102    34,040
  Income taxes payable...........................  125,001   127,068    50,552
  Deferred revenue...............................  (11,923)   (4,356)   16,920
                                                  --------  --------  --------
   Net cash provided by operating activities.....  246,071   201,779   179,060
Cash Flows From Investing Activities:
 Maturities of short-term investments--held-to-
  maturity.......................................   60,367    37,039    18,618
 Purchases of short-term investments--held-to-
  maturity.......................................  (35,872)  (82,204)   (7,859)
 Maturities of short-term investments--available-
  for-sale.......................................  537,552   128,170    26,940
 Purchases of short-term investments--available-
  for-sale....................................... (491,553) (185,917)  (31,778)
 Purchases of property, plant, and equipment..... (114,433)  (92,428)  (63,688)
 Capitalization of software development costs....  (21,695)  (15,011)  (13,560)
 Increase in acquired intangibles and other
  assets.........................................  (91,042)   (4,586)  (13,326)
 Net proceeds from sale of subsidiary stock......      --     18,582       --
 Effect of deconsolidation on cash...............      --    (25,118)      --
 Investment in venture capital partnership.......   (7,596)  (10,974)   (7,471)
 Net cash paid for acquisitions.................. (352,326)   27,227       --
 Sale of put warrants............................   14,812    19,016    13,870
 Purchase of call options........................  (14,812)  (19,016)  (13,870)
                                                  --------  --------  --------
   Net cash used for investing activities........ (516,598) (205,220)  (92,124)
                                                  --------  --------  --------
Cash Flows From Financing Activities:
 Proceeds from line of credit and long-term
  debt...........................................  150,000        53    19,763
 Principal payments on line of credit and long-
  term debt......................................  (16,662)  (22,921)   (2,676)
 Sale of common stock............................   81,325    56,558   230,487
 Purchases of treasury stock..................... (170,831) (105,118) (124,204)
 Proceeds from transfer of financial assets in
  exchange for cash..............................  204,841       --        --
 Purchase of warrant.............................      --        --     (4,347)
                                                  --------  --------  --------
   Net cash provided by (used for) financing
    activities...................................  248,673   (71,428)  119,023
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........   (2,104)   (7,225)   (5,295)
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................  (23,958)  (82,094)  200,664
                                                  --------  --------  --------
Cash and Cash Equivalents at End of Year......... $183,066  $207,024  $289,118
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CADENCE DESIGN SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 2, 1999

CADENCE

   Cadence Design Systems, Inc. (Cadence(R)) provides software technology and comprehensive design and consulting services and technology for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation software technology and provides a range of professional services to companies throughout the world ranging from consulting services to help optimize the customer's product to design services to create the actual design of the electronic system for the customer's product. Cadence is a supplier of "design realization" solutions, which are used by companies to design and develop complex chips and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of Cadence and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method of accounting.

   Cadence's fiscal year end is the Saturday closest to December 31. Certain prior year consolidated financial statement balances have been reclassified to conform to the 1998 presentation.

   In May 1997, Cadence merged with Coopers & Chyan Technology, Inc. (CCT), whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith, Cadence issued approximately 22.8 million shares of common stock. The merger was accounted for using the pooling of interests method of accounting. At the time of the transaction, Cadence believed that the operations of CCT were not material to Cadence's consolidated operations and financial position. Therefore, prior period consolidated financial statements were not restated and the results of CCT were only recorded in Cadence's consolidated financial statements prospectively from the date of acquisition. Following discussions with the staff of the Securities and Exchange Commission, Cadence has restated all prior period financial statements as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures. See additional information in Notes to Consolidated Financial Statements under "Acquisitions."

Stock Splits

   In October 1997, Cadence's Board of Directors declared a two-for-one stock split, payable in the form of a dividend of one additional share of Cadence's Common Stock for every share owned by stockholders. Par value remained at $0.01 per share. The stock split resulted in the issuance of approximately
104.4 million additional shares of common stock from authorized but unissued shares and treasury shares. In May 1996, Cadence's Board of Directors effected a three-for-two stock split payable in the form of a dividend of one additional share of Cadence's Common Stock for every two shares owned by stockholders. The stock split resulted in the issuance of approximately 51.6 million additional shares of common stock from authorized but unissued shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock splits.

Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                         CADENCE DESIGN SYSTEMS, INC.

and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Foreign Currency Translation

   Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

  Derivative Financial Instruments

   Cadence enters into foreign currency forward exchange contracts (forward contracts) to manage exposure related to certain foreign currency transactions. Cadence does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income, net. Cadence may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset.

  Revenue Recognition

   Effective January 4, 1998, Cadence adopted SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on Cadence's financial position, results of operations or cash flows.

   Product revenue consists principally of revenue earned under fixed-term and perpetual software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Installment contract receivables result from customer contracts with Cadence's top-rated credit customers. Cadence uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription license agreements which include software, and may include rights to exchange licensed products for future software products, and maintenance is deferred and recognized ratably over the term of the subscription period. Test equipment revenue was recognized upon shipment.

   Services revenue consists primarily of revenue received for performing consulting and design services. Fixed-price consulting and design service contracts are accounted for using contract accounting, which is generally the percentage-of-completion method versus the completed-contract method, and time and materials contracts are accounted for on a monthly basis as work is performed. In addition, for small fixed-price-projects, such as training classes and small, standard consulting service engagements of approximately $10,000 in size, revenue is recognized when the work is completed.

                         CADENCE DESIGN SYSTEMS, INC.

   Maintenance revenue consists of fees for providing technical support for software products and software product updates and is recognized ratably over the term of the support agreement.

  Comprehensive Income

   In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by Cadence in the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Cadence's results of operations or stockholders' equity. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. Cadence has reported the components of comprehensive income on its consolidated statements of stockholders' equity.

  Net Income Per Share

   Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the year, and for diluted net income per share, net income is divided by the weighted average shares of common stock outstanding and potential common shares outstanding during the year. Potential common shares outstanding included in the dilution calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, warrants, contingent issuances of common stock and put warrants computed using the treasury stock method.

  Cash, Cash Equivalents, and Short-Term Investments

   Cadence considers all highly liquid debt instruments, including commercial paper, Euro time deposits, repurchase agreements, and certificates of deposit with an original maturity of ninety days or less to be cash equivalents. Investments with original maturities greater than ninety days and less than one year are classified as short-term investments. At January 2, 1999, there were no investments with maturities greater than one year.

   Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase. Cadence has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Cadence has classified its auction rate securities as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders' equity when these unrealized gains and losses are material to consolidated financial operations of Cadence.

  Property, Plant, and Equipment

   Land, property, plant and equipment is stated at cost. Depreciation and amortization are provided over the estimated useful lives, using the straight-line method, as follows:

  Buildings........................................         10-32 years
  Leasehold and building improvements..............  Shorter of the lease term or the estimated useful life
  Software.........................................          3-8 years
  Equipment........................................          3-5 years
  Furniture and fixtures...........................          3-5 years

                         CADENCE DESIGN SYSTEMS, INC.

  Software Development Costs and Acquired Intangibles

   Cadence capitalizes software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. Technological feasibility is established at the completion of detail program design and testing. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a straight-line basis over the remaining estimated economic life of the product, which is generally three years.

   Acquired intangibles represent purchase price in excess of acquired tangible assets and in-process technology in connection with business combinations accounted for as purchases and are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to seven years).

   It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of both the software development costs and acquired intangibles in the near term.

  Long-lived Assets

   Cadence reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of."

   For assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

   Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

  Concentrations of Credit Risk

   Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash investments, short-term investments, accounts receivable, forward contracts and call options purchased in conjunction with Cadence's stock repurchase program. Cadence's investment policy limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence's customer base and their dispersion across geographies. Credit exposure related to the forward contracts and the call options is limited to the unrealized gains on these contracts. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment. Cadence has not experienced any losses due to credit impairment related to its financial instruments.

                         CADENCE DESIGN SYSTEMS, INC.

  New Accounting Standards

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Cadence has not yet determined the effect SFAS No. 133 will have on its financial position, results of operations or cash flows.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of SOP 98-1 in 1998 did not have a material impact on Cadence's financial position, results of operations or cash flows.

                          CADENCE DESIGN SYSTEMS, INC.

BALANCE SHEET COMPONENTS

   A summary of balance sheet components follows:

                                                              1998      1997
                                                            --------- ---------
                                                              (In thousands)
Receivables:
  Accounts receivables..................................... $ 168,514 $ 181,821
  Installment contract receivables--current................   131,310    44,385
                                                            --------- ---------
    Total receivables......................................   299,824   226,206
  Less: Allowances.........................................    22,225    21,200
                                                            --------- ---------
    Receivables, net....................................... $ 277,599 $ 205,006
                                                            ========= =========
Property, Plant and Equipment:
  Computer equipment and related software.................. $ 201,329 $ 153,196
  Leasehold and building improvements......................    50,508    28,232
  Land.....................................................    48,485    47,754
  Furniture and fixtures...................................    47,527    28,282
  Buildings................................................    46,672    45,324
  Equipment................................................    38,398     8,830
  Construction in progress.................................    22,264    23,028
                                                            --------- ---------
    Total cost.............................................   455,183   334,646
  Less: Accumulated depreciation and amortization..........   192,508   137,225
                                                            --------- ---------
    Property, plant and equipment, net..................... $ 262,675 $ 197,421
                                                            ========= =========
Software Development Costs:
  Cost..................................................... $  39,254 $  40,545
  Less: Accumulated amortization...........................    26,209    25,477
                                                            --------- ---------
    Software development costs, net........................ $  13,045 $  15,068
                                                            ========= =========
Acquired Intangibles:
  Cost..................................................... $ 324,500 $  31,888
  Less: Accumulated amortization...........................    42,011    21,771
                                                            --------- ---------
    Acquired intangibles, net.............................. $ 282,489 $  10,117
                                                            ========= =========
Other Assets:
  Deferred income taxes.................................... $  99,562 $  74,860
  Other assets.............................................    67,948    55,999
                                                            --------- ---------
    Other assets........................................... $ 167,510 $ 130,859
                                                            ========= =========
Accounts Payable and Accrued Liabilities:
  Payroll and payroll related accruals..................... $ 117,174 $  87,076
  Other accrued liabilities................................    75,433    47,402
  Accounts payable.........................................    18,613    21,948
                                                            --------- ---------
    Accounts payable and accrued liabilities............... $ 211,220 $ 156,426
                                                            ========= =========

                         CADENCE DESIGN SYSTEMS, INC.

FINANCIAL INSTRUMENTS

  Short-Term Investments

   A summary of Cadence's held-to-maturity and available-for-sale investment portfolios follows:

                                                                 1998    1997
                                                                ------- -------
                                                                 (In thousands)
   Held-to-maturity:
     Corporate debt securities................................  $11,607 $18,020
     Foreign debt securities..................................   10,080   8,602
     Repurchase agreements....................................    8,000  60,094
     Commercial paper.........................................    7,992  23,732
     U.S. Government notes....................................    4,999   7,488
     State and local municipalities notes.....................      --    6,075
     Corporate equity securities..............................      --    3,000
     Certificates of deposit..................................      --    1,000
                                                                ------- -------
       Total held-to-maturity.................................   42,678 128,011
   Available-for-sale:
     Auction rate securities..................................      --   51,000
                                                                ------- -------
       Total available-for-sale...............................      --   51,000
                                                                ------- -------
         Total investment securities..........................   42,678 179,011
   Less: Cash equivalents.....................................   15,992  81,831
                                                                ------- -------
           Total short-term investments.......................  $26,686 $97,180
                                                                ======= =======

   The cost of the securities held is based on the specific identification method. The carrying value of cash and cash equivalents and short-term investments approximate the fair value (based on quoted market prices) of such investments. Accordingly, unrealized gains and losses were immaterial at January 2, 1999.

  Financing

   Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the year ended January 2, 1999, Cadence transferred accounts receivable totaling $204.9 million, which approximated fair value, to financing institutions on a non-recourse basis. Transfers of accounts receivable for cash are reported in Cadence's statements of cash flows as a financing activity.

  Derivative Financial Instruments

   Cadence enters into forward contracts to hedge the impact of foreign currency fluctuations. Cadence does not enter into derivative financial instruments for trading purposes. At January 2, 1999, Cadence had outstanding forward contracts with notional amounts totaling approximately $44.9 million. These contracts, which mature in less than thirty days from year-end, are hedges of certain foreign currency transaction exposures in the British pound sterling, Canadian dollar, Dutch guilder, French franc, German deutschemark, Italian lira and Japanese yen. The estimated fair value of the contracts at January 2, 1999 was negligible.

                         CADENCE DESIGN SYSTEMS, INC.

ACQUISITIONS

  Quickturn Design Systems, Inc.

   During the fourth quarter of 1998, Cadence entered into a merger agreement with Quickturn Design Systems, Inc., a Delaware corporation (Quickturn). Quickturn designs, manufactures, sells and supports products that verify the design of computer chips and electronic systems. Cadence will acquire Quickturn in a tax-free, stock-for-stock transaction. Each share of Quickturn common stock will be converted into $15 worth of Cadence common stock. Cadence common stock will be valued at the average of its closing prices over a five day period that ends two business days before the merger closes. There were 18,380,083 shares of Quickturn common stock outstanding as of March 12, 1999. In addition, Cadence will assume outstanding stock options of Quickturn. The merger, which is subject to various conditions, including the approval of Quickturn stockholders, is expected to be accounted for as a pooling of interests. There can be no assurance that Quickturn stockholder approval will be obtained, or the other conditions will be satisfied, and that the merger will be consummated.

  Ambit Design Systems, Inc.

   In September 1998, Cadence acquired all of the outstanding stock of Ambit Design Systems, Inc., a California corporation (Ambit), for cash. The total purchase price was $255 million, and the acquisition was accounted for as a purchase. The results of operations of Ambit and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over seven years.

   Management estimates that $106.5 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

   In connection with the acquisition, net assets acquired were as follows:

                                                                (In thousands)
     Acquired intangibles, including in-process technology.....    $308,678
     Property, plant and equipment, net and other non-current
      assets...................................................       9,333
     Cash, receivables and other current assets................       8,349
     Current liabilities assumed...............................     (13,605)
     Deferred income taxes.....................................     (57,765)
                                                                   --------
       Net assets acquired.....................................    $254,990
                                                                   ========

   The following table represents unaudited consolidated pro forma financial information as if Cadence and Ambit had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Cadence and Ambit been a

                         CADENCE DESIGN SYSTEMS, INC.

combined company during the specified periods. The pro forma results include the effects of the amortization of acquired intangible assets and adjustments to the income tax provision. The pro forma combined results exclude acquisition-related charges for acquired in-process technology related to Ambit.

                                                         Fiscal Year Ended
                                                       ---------------------
                                                       January 2, January 3,
                                                          1999       1998
                                                       ---------- ----------
                                                       (In thousands, except
                                                        per share amounts)
       Revenue........................................ $1,226,886 $ 929,282
                                                       ========== =========
       Net income..................................... $  119,630 $ 143,588
                                                       ========== =========
       Net income per common share:
         Basic........................................       $.56     $0.74
                                                       ========== =========
         Diluted......................................       $.51     $0.65
                                                       ========== =========

  Bell Labs' Integrated Circuit Design Automation Group

   In September 1998, Cadence acquired Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc. (BLDA) for cash. The total purchase price was $58.0 million, and the acquisition was accounted for as a purchase. The results of operations of BLDA and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

   Management estimates that $30.3 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

  Excellent Design, Inc.

   In March 1998, Cadence acquired all of the outstanding stock of Excellent Design, Inc., a Japanese corporation (EXD), for cash. The total purchase price was $40.9 million, and the acquisition was accounted for as a purchase. The results of operations of EXD and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

   Management estimates that $28.4 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating

                         CADENCE DESIGN SYSTEMS, INC.

the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

  Symbionics Group Limited

   In February 1998, Cadence acquired all of the outstanding stock of Symbionics Group Limited, a U.K. corporation (Symbionics), for approximately 1 million shares of Cadence's Common Stock and $21.3 million of cash. The total purchase price was $46.1 million, and the acquisition was accounted for as a purchase. The results of operations of Symbionics and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

   Management estimates that $28.5 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

   Comparative pro forma financial information has not been presented as the results of operations of BLDA, EXD and Symbionics were not material to Cadence's consolidated financial statements, either individually or in the aggregate.

  Advanced Microelectronics

   In October 1997, Cadence acquired certain assets and related business from the Advanced Microelectronics division of the Institute for Technology Development, a non-profit corporation organized to conduct and transfer scientific research into usable high technology for commercial application. This division provided contract engineering services on a time-and-materials basis for the design and development of integrated circuits. The total purchase price was $2.4 million and the acquisition was accounted for as a purchase; accordingly, the results of Advanced Microelectronics from the date of acquisition forward have been included in the consolidated financial statements. The excess of purchase price over net assets acquired was $2.1 million, of which $1.7 million related to the write-off of in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Comparative pro forma financial information has not been presented as the results of operations of Advanced Microelectronics were not material to Cadence's consolidated financial statements.

  Cooper & Chyan Technology, Inc.

   In May 1997, Cadence merged with Cooper & Chyan Technology, Inc. (CCT), whose software products are used to design sophisticated integrated circuits and high-speed printed circuit boards. In connection therewith,

                         CADENCE DESIGN SYSTEMS, INC.

Cadence issued approximately 22.8 million shares of common stock. The merger was accounted for using the pooling of interests method of accounting. At the time of the transaction, Cadence believed that the operations of CCT were not material to Cadence's consolidated operations and financial position. Therefore, prior period consolidated financial statements were not restated and the results of CCT were only recorded in Cadence's consolidated financial statements prospectively from the date of acquisition. Following discussions with the staff of the Securities and Exchange Commission, Cadence has restated all prior period financial statements as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures. Reconciliation of the current consolidated financial statements with previously reported separate company information is presented below:

                                                                1997      1996
                                                              --------  --------
                                                               (In thousands)
       Revenue
       Cadence............................................... $915,893  $741,459
       CCT...................................................   10,476    37,605
                                                              --------  --------
         Combined and restated............................... $926,369  $779,064
                                                              ========  ========
       Net Income (Loss)
       Cadence............................................... $169,466  $ 29,038
       CCT...................................................   (1,366)    5,272
                                                              --------  --------
         Combined and restated............................... $168,100  $ 34,310
                                                              ========  ========

  Synthesia AB

   In February 1997, Cadence acquired all of the outstanding stock of Synthesia AB (Synthesia) for 115,166 shares of Cadence's Common Stock and cash. The total purchase price was $4.7 million, and the acquisition was accounted for as a purchase; accordingly, the results of Synthesia from the date of acquisition forward have been included in the consolidated financial statements. In connection with the acquisition, net intangibles of $5.6 million were acquired, of which $4.9 million was reflected as a one-time charge to operations for the write-off of in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. Comparative pro forma financial information has not been presented as the results of operations of Synthesia were not material to Cadence's consolidated financial statements.

  High Level Design Systems, Inc.

   In December 1996, Cadence acquired all of the outstanding stock of High Level Design Systems, Inc. (HLDS) for approximately 5.2 million shares of Cadence's Common Stock. The total purchase price was approximately $101.4 million. HLDS developed, marketed and supported electronic design automation software for the design of high-density, high-performance integrated circuits. The acquisition was accounted for as a purchase and, accordingly, the results of HLDS from the date of acquisition forward have been recorded in Cadence's consolidated financial statements. The results of operations of HLDS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

   Management estimates that $95.7 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by

                         CADENCE DESIGN SYSTEMS, INC.

estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

CREDIT FACILITY AND LONG-TERM DEBT

   In October 1998, Cadence entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks that allows Cadence to borrow up to $355 million. The 1998 Facility is divided between a $177.5 million three year revolving credit facility (the Three Year Facility) and a $177.5 million 364-day revolving credit facility convertible to a three year term loan (the 364-Day Facility). The Three Year Facility expires September 29, 2001 and the 364-Day Facility will either expire on September 29, 1999 and be converted to a three year term loan with a maturity date of September 29, 2002 or, at the option of the bank group, be renewed for an additional one year period. Cadence has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.00%, based on a pricing grid tied to a financial covenant or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unutilized portions of the Three Year Facility at rates between 0.18% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.10%. The 1998 Facility contains certain financial and other covenants. As of January 2, 1999, Cadence had $135 million outstanding under the Three Year Facility at a weighted average interest rate of 6.07%.

   In April 1996, Cadence entered into a senior secured revolving credit facility (the 1996 Facility) which allowed Cadence to borrow up to $120 million through April 1999. As a result of Cadence securing the 1998 Facility, the 1996 Facility was terminated in September 1998.

   A summary of long-term debt and capital leases follows:

                                                                  1998    1997
                                                                -------- ------
                                                                (In thousands)
   Revolving credit facility................................... $135,000 $  --
   Capital lease obligations...................................    2,653  1,693
   Other long-term debt........................................      --     700
                                                                -------- ------
     Total.....................................................  137,653  2,393
   Less: Current portion.......................................    1,273    794
                                                                -------- ------
     Long-term debt............................................ $136,380 $1,599
                                                                ======== ======

                         CADENCE DESIGN SYSTEMS, INC.

COMMITMENTS

   Equipment and facilities are leased under various capital and operating leases expiring at various dates through the year 2008. Certain of these leases contain renewal options. Rental expense was $20.8 million, $15.9 million, and $12.3 million for 1998, 1997 and 1996, respectively.

   At January 2, 1999, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

                                                              Capital Operating
                                                              Leases   Leases
                                                              ------- ---------
                                                               (In thousands)
   For the years:
     1999...................................................  $1,319  $ 32,493
     2000...................................................   1,020    25,852
     2001...................................................     377    20,444
     2002...................................................       7    13,749
     2003...................................................       1    10,305
     Thereafter.............................................     --     53,574
                                                              ------  --------
       Total lease payments.................................   2,724  $156,417
                                                                      ========
   Less: Amount representing interest (Average interest rate
    of 4.0%)................................................      71
                                                              ------
     Present value of lease payments........................   2,653
   Less: Current portion....................................   1,273
                                                              ------
     Long-term portion......................................  $1,380
                                                              ======

   The cost of equipment under capital leases included in the consolidated balance sheets as property, plant and equipment at January 2, 1999 and January 3, 1998 was approximately $6 million and $3.6 million, respectively. Accumulated amortization of the leased equipment at January 2, 1999 and January 3, 1998 was approximately $3.5 million and $2 million, respectively.

   In the first quarter of 1999, Cadence completed the construction of a new building and improvements on the San Jose, California campus with an estimated cost of approximately $15.4 million. Also in the first quarter of 1999, Cadence purchased an additional facility adjacent to its San Jose campus for $27.5 million, which it expects to occupy in the third quarter of 1999.

CONTINGENCIES

   From time to time, Cadence is involved in various disputes and litigation matters which arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements and employee relations matters.

   Cadence filed a complaint in the United States District Court for the Northern District of California (the District Court) on December 6, 1995 against Avant! Corporation (Avant!) and certain of its employees for misappropriation of trade secrets, copyright infringement, conspiracy, and other illegal acts.

   On January 16, 1996, Avant! filed various counterclaims against Cadence and Cadence's former President and Chief Executive Officer, and with leave of the court, on January 29, 1998, filed a second amended counterclaim. The second amended counterclaim alleges, inter alia, that Cadence and its former President and Chief Executive Officer had cooperated with the Santa Clara County, California, District Attorney and initiated

                         CADENCE DESIGN SYSTEMS, INC.

and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price, and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Cadence insiders engaged in illegal insider trading with respect to Avant!'s stock. Cadence and its former President and Chief Executive Officer believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from Cadence's complaint and stayed the counterclaim pending resolution of Cadence's complaint. The counterclaim remains stayed.

   On April 19, 1996, Cadence filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing, or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. On February 19, 1998, Avant! filed a petition for writ of certiorari to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. The Supreme Court denied that petition without comment. On July 9, 1998, Cadence filed further motions to enjoin Avant!'s Aquarius product line on copyright and trade secret grounds. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction.

   By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that Court and ordered Avant! to post a $5 million bond, in light of related criminal proceedings pending against Avant! and several of its executives. The District Court's December 7, 1998 order lifted that stay in part, allowing the matter to proceed to trial as to certain allegations against Avant! only, but not with respect to certain matters involving the Avant! executives and other individuals against whom criminal charges are pending. Cadence intends to pursue its claims vigorously.

   Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on Cadence's business, operating results or financial condition.

STOCKHOLDERS' EQUITY

  Repricing of Stock Options

   In order to continue to attract and retain employees, the Board of Directors authorized the repricing of options to purchase shares of common stock effective as of the close of business on September 4, 1998 to the then fair market value of $22.59 per share. Under the terms of the repricing, optionees were required to extend their existing vesting schedules in exchange for the repriced options. All repriced options maintained the same expiration terms. Approximately 3.7 million options were repriced under this program which accounted for approximately 9% of options outstanding as of the effective date. The Board of Directors and Executive Officers were excluded from the repricing.

                         CADENCE DESIGN SYSTEMS, INC.

  Net Income per Share

   The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the years 1998, 1997 and 1996:

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (In thousands)
   Weighted average common shares used to calculate
    basic net income per share........................  211,975 194,900 178,399
     Options..........................................   21,206  24,362  29,541
     Puts.............................................      258      58     163
     Warrants and other contingent common shares......      208     232     341
                                                        ------- ------- -------
   Weighted average common and potential common shares
    used to calculate diluted net income per share....  233,647 219,552 208,444
                                                        ======= ======= =======

   Options to purchase 432,598 shares of common stock at the weighted average price of $33.86 per share were outstanding at January 2, 1999, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. The options, which expire in 2007 and 2008, remained outstanding at January 2, 1999. Warrants to purchase 170,400 shares of common stock at the weighted average price of $28.79 were outstanding at January 2, 1999, but were not included in the computation of diluted income per share because the warrants' exercise prices were greater than the average market price of the common shares. The warrants outstanding expire in August 1999. Put warrants to purchase 2,588,820 shares of common stock at the weighted average price of $22.75 per share were outstanding at January 2, 1999, but were not included in the computation of diluted income per share because the put warrants' exercise prices were less than the average market price of the common shares. The put warrants outstanding expire at various dates through November 1999.

  Stock Compensation Plans

  Fixed Stock Option Plans

   Cadence's 1997 Nonstatutory Stock Option Plan (the 1997 Plan) provides for the issuance of non-qualified options to its employees to purchase up to 20,000,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 1997 Plan become exercisable over periods up to five years, with, generally, one-fifth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 48 equal monthly installments. Options under the 1997 Plan generally expire ten years from the date of grant.

   Cadence's Employee Stock Option Plan (the 1987 Plan) provides for the issuance of either incentive or non-qualified options to its employees to purchase up to 71,370,100 shares of common stock at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the 1987 Plan become exercisable over periods of up to five years and expire five to ten years from the date of grant.

   Cadence's Non-Statutory Stock Option Plan (the 1993 Non-Statutory Plan) provides for the issuance of non-qualified options to its employees to purchase up to 24,750,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments. Options under the 1993 Non-Statutory Plan generally expire ten years from the date of grant.

                         CADENCE DESIGN SYSTEMS, INC.

   Under the Directors' Stock Option Plans (the Directors' Plans), Cadence may grant non-qualified options to its non-employee directors for up to 3,352,496 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors' Plans have a term of up to ten years. Certain of the option grants vest one year from the date of grant, and certain other option grants vest one-third one year from the date of grant and two-thirds ratably over the subsequent two years.

   Cadence has assumed certain options granted to former employees of acquired companies (Acquired Options). The Acquired Options were assumed by Cadence outside of its stock option plans, and all are administered as if issued under their original plans. All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreements and Plans of Reorganization between Cadence and the companies acquired. The Acquired Options generally become exercisable over a four or five year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

   A summary of the status of all of Cadence's fixed stock option plans as of and during the years ended January 2, 1999, January 3, 1998 and December 28, 1996 follows:

                                     1998                  1997                 1996
                             --------------------- --------------------- --------------------
                                          Weighted              Weighted             Weighted
                                          Average               Average              Average
                                          Exercise              Exercise             Exercise
                               Shares      Price     Shares      Price     Shares     Price
                             -----------  -------- -----------  -------- ----------  --------
   Outstanding at beginning
    of year................   42,570,821   $11.75   42,714,932   $ 6.57  44,942,888   $ 3.95
    Assumption of acquired
     companies options.....      816,334   $ 2.83          --    $  --    1,012,220   $ 7.45
    Granted................   10,204,758   $21.21   17,524,449   $17.31   8,171,771   $16.00
    Exercised..............  (10,746,041)  $ 7.27  (15,203,465)  $ 3.47  (9,496,992)  $ 2.55
    Forfeited..............   (4,862,434)  $16.61   (2,465,095)  $12.55  (1,914,955)  $ 6.54
                             -----------           -----------           ----------
   Outstanding at end of
    year...................   37,983,438   $15.15   42,570,821   $11.75  42,714,932   $ 6.57
                             ===========           ===========           ==========
   Options exercisable at
    year end...............   15,530,044            15,863,817           20,298,078
   Options available for
    future grant...........   19,261,461            14,853,922            9,955,568
   Weighted average fair
    value of options
    granted during the
    year...................  $     16.23           $      7.52           $     5.90

   A summary of the status of all of Cadence's fixed stock option plans at January 2, 1999 follows:

                              Options Outstanding          Options Exercisable
                     ------------------------------------- --------------------
                                                  Weighted             Weighted
                       Number    Weighted Average Average    Number    Average
      Range of       Outstanding    Remaining     Exercise Exercisable Exercise
   Exercise Prices    at 1/2/99  Contractual Life  Price    at 1/2/99   Price
   ---------------   ----------- ---------------- -------- ----------- --------
   $ 0.14 - $ 5.00    5,480,463        4.9         $ 2.32   5,033,209   $ 2.35
   $ 5.01 - $10.00    5,401,384        6.5         $ 7.69   4,193,744   $ 7.63
   $10.01 - $15.00    7,956,869        7.3         $14.38   2,972,910   $14.26
   $15.01 - $20.00    8,067,746        7.7         $17.68   2,303,524   $17.50
   $20.01 - $25.00    9,089,335        8.6         $22.67     762,321   $22.68
   $25.01 - $30.00    1,727,491        9.2         $25.58     260,336   $25.18
   $30.01 - $35.00      229,350        9.4         $33.29         --    $  --
   $35.01 - $40.00       30,800        9.3         $35.07       4,000   $35.06
                     ----------                            ----------
        Total        37,983,438                            15,530,044
                     ==========                            ==========

                         CADENCE DESIGN SYSTEMS, INC.

  Stock Repurchase Plan

   Cadence has authorized two seasoned systematic stock repurchase programs under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP) and the 1997 Plan, respectively. Such repurchases are intended to cover Cadence's expected reissuances under the ESPP and the 1997 Plan for the next 12 months and 24 months, respectively.

   As part of its authorized repurchase program, Cadence has sold put warrants through private placements. At January 2, 1999, there were 4.2 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $20.88 to $35.14 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic repurchase programs. At January 2, 1999, Cadence had 2.9 million call options outstanding at prices ranging from $21.13 to $35.39 per share. The put warrants and call options outstanding at January 2, 1999 are exercisable on various dates through November 1999 and Cadence has the contractual ability to settle the options prior to their maturity. At January 2, 1999, the fair value of the call options was approximately $20.9 million and the fair value of the put warrants was approximately $16.6 million. The fair value of put warrants and call options was estimated by Cadence's investment bankers.

   If exercised, Cadence has the right to settle the put warrants with stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's Common Stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of Cadence's Common Stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence's Common Stock. At January 2, 1999, Cadence had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the consolidated balance sheets. The effect of the exercise of these put warrants and call options is reported in the line titled "Purchase of treasury stock" within the consolidated statements of stockholders' equity.

  Employee Stock Purchase Plan

   Under the Employee Stock Purchase Plan (ESPP), Cadence is authorized to issue up to 17,500,000 shares of common stock to its employees. Under the terms of the ESPP, each six month offering period employees can choose to have up to 12% of their annual base earnings plus bonuses withheld to purchase Cadence's Common Stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or the end of the offering periods. Under the ESPP, Cadence issued 1,001,702, 1,167,474 and 1,211,074 shares to employees in 1998, 1997 and 1996, respectively. The weighted average purchase price and the weighted average fair value of shares issued in 1998 was $21.82 and $28.38, respectively.

   In November 1998, Cadence amended its ESPP providing for concurrent 24 month offering periods with a new 24 month offering period starting every six months. Each offering period will be divided into four consecutive six month purchase periods commencing in February 1999.

  Pro Forma Information

   This information is required to illustrate the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123. The fair value of Cadence's options granted and shares purchased under the ESPP program for years ended January 2, 1999, January 3, 1998,

                         CADENCE DESIGN SYSTEMS, INC.

and December 28, 1996 reported below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

                                                        1998    1997    1996
                                                       ------- ------- -------
   Risk-free interest rate............................  5.22%   6.20%   6.16%
   Volatility factors of the expected market price of
    Cadence's Common Stock............................   59%     44%     35%
   Weighted average expected life of an option........ 4 Years 4 Years 4 Years

   The Black-Scholes option valuation model was developed by the financial markets for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Cadence's options have characteristics significantly different from those of exchange traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to its employees.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had Cadence's fixed stock option and employee stock purchase plans been accounted for under SFAS No. 123, net income (loss) and earnings per share would have been adjusted to the following pro forma amounts:

                                          1998           1997          1996
                                      -------------  ------------- -------------
                                      (In thousands, except per share amounts)
   Net income (loss):
     As reported....................  $      31,982  $     168,100 $     34,310
                                      =============  ============= ============
     Pro forma......................  $     (47,735) $     126,004 $     10,451
                                      =============  ============= ============
   Basic net income (loss) per
    share:
     As reported....................  $        0.15  $        0.86 $       0.19
                                      =============  ============= ============
     Pro forma......................  $       (0.23) $        0.65 $       0.06
                                      =============  ============= ============
   Diluted net income (loss) per
    share:
     As reported....................  $        0.14  $        0.77 $       0.16
                                      =============  ============= ============
     Pro forma......................  $       (0.23) $        0.57 $       0.05
                                      =============  ============= ============

   The effects of applying SFAS No. 123 on pro forma disclosures of net income
(loss) and net income (loss) per share for 1998, 1997 and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

  Warrants

   In connection with the acquisition of High Level Design Systems, Inc., in December 1996, Cadence issued a warrant to Goldman, Sachs & Co. (Goldman warrant) to purchase 170,400 shares of Cadence's Common Stock at $28.79 per share. The warrant expires in August 1999 and can be exercised at any time, in whole or in part. The warrant was valued at the time of the acquisition at approximately $0.6 million and was included as part of the total purchase price of HLDS.

   In connection with the purchase of the business and certain assets of Comdisco Systems, Inc. (Comdisco), a subsidiary of Comdisco, Inc., in June 1993, Cadence issued a warrant (Comdisco Warrant) to purchase

                         CADENCE DESIGN SYSTEMS, INC.

5,850,000 shares of Cadence's Common Stock at $3.23 per share. Pursuant to the original terms of the warrant agreement, during 1996 and 1995, Cadence repurchased portions of the warrant applicable to 300,000 and 5,310,000 shares, respectively, for approximately $4.3 million and $17.2 million, respectively. In 1998, Comdisco exercised 100,000 warrants. The warrant for the remaining 140,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at the time of issuance at approximately $1.8 million and was included as part of the total purchase price of Comdisco.

  Reserved for Future Issuance

   At January 2, 1999, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

                                                                        Shares
                                                                      ----------
     Employee stock option plans..................................... 55,735,229
     ESPP............................................................  4,525,122
     Put warrants....................................................  4,197,379
     Directors stock option plans....................................  1,502,170
     Goldman warrant.................................................    170,400
     Comdisco warrant................................................    140,000
     Other option agreements.........................................      7,500
                                                                      ----------
       Total......................................................... 66,277,800
                                                                      ==========

  Stockholder Rights Plan

   In February 1996, Cadence adopted a new Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of Cadence's Common Stock. As part of this plan, each share of Cadence's Common Stock carries a right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock (the Right), par value $0.01 per share, of Cadence at a price of $240 per one one-thousandth of a share, subject to adjustment. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right until the occurrence of certain events. The Rights expire on February 20, 2006.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD

   In November 1997, the FASB Emerging Issues Task Force issued Ruling 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," which requires companies to expense costs incurred for business process reengineering projects. As a result, Cadence recorded a $12.3 million charge in 1997, net of income taxes of $5.3 million, as a cumulative effect of change in accounting method for reengineering project costs that had been previously capitalized by Cadence associated with its implementation of enterprise-wide information systems. This change in accounting method reduced basic net income per share and diluted net income per share by $0.07 and $0.05, respectively.

                         CADENCE DESIGN SYSTEMS, INC.

INCOME TAXES

   The provision for income taxes consisted of the following components:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In thousands)
   Current:
    Federal....................................... $ 71,094  $106,548  $ 61,941
    State.........................................   14,879    15,772    10,325
    Foreign.......................................   27,664    19,268     8,283
                                                   --------  --------  --------
     Total current................................  113,637   141,588    80,549
                                                   --------  --------  --------
   Deferred (prepaid):
    Federal.......................................  (34,650)  (64,363)  (15,700)
    State.........................................   (5,681)   (2,818)     (810)
    Foreign.......................................    7,379    (1,284)      116
                                                   --------  --------  --------
     Total deferred (prepaid).....................  (32,952)  (68,465)  (16,394)
                                                   --------  --------  --------
      Total provision for income taxes............ $ 80,685  $ 73,123  $ 64,155
                                                   ========  ========  ========

   Income before income taxes for 1998, 1997 and 1996 included income (loss) of approximately $(2.4) million, $144.3 million and $25.3 million, respectively, from Cadence's foreign subsidiaries.

   The provision for income taxes is net of the benefit of operating loss carryforwards totaling $3.9 million, $3.6 million, and $2.6 million for 1998, 1997 and 1996, respectively.

   The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before income taxes as follows:

                                                  1998      1997      1996
                                                --------  --------  --------
                                                      (In thousands)
   Provision computed at federal statutory
    rate....................................... $ 39,434  $ 84,733  $ 34,463
   State income tax, net of federal tax
    effect.....................................    8,147    10,251     6,323
   Write-off of in-process technology..........   46,615       --     33,495
   Change in valuation allowance...............   15,371    (1,714)  (11,835)
   Foreign withholding taxes...................    1,110     5,049     2,823
   Amortization of acquired intangibles........    1,020       706       897
   Foreign tax credit..........................   (1,110)   (5,049)      --
   Acquisition costs...........................   (2,679)    6,005       --
   Research and development tax credit.........   (6,109)   (4,112)     (352)
   Foreign income tax at a lower rate..........  (21,768)  (25,608)      --
   Other.......................................      654     2,862    (1,659)
                                                --------  --------  --------
    Provision for income taxes................. $ 80,685  $ 73,123  $ 64,155
                                                ========  ========  ========
   Effective tax rate..........................      72%       30%       65%
                                                ========  ========  ========

                         CADENCE DESIGN SYSTEMS, INC.

   The components of deferred tax assets and liabilities consisted of the following:

                                                               1998      1997
                                                             --------  --------
                                                               (In thousands)
   Deferred Tax Assets:
    Accrued intercompany royalty............................ $ 37,430  $ 24,714
    Intangibles.............................................   27,520     2,613
    Sales returns and allowance.............................   19,890    14,412
    Accruals and reserves...................................   15,196     8,408
    Net operating losses....................................   14,959     2,802
    Tax credits.............................................   14,809    27,622
    Depreciation and amortization...........................   13,692     7,969
    Restructure reserves....................................   12,920     3,431
    Other...................................................    9,110     7,603
                                                             --------  --------
     Total deferred tax assets..............................  165,526    99,574
   Valuation allowance--provision for income taxes..........   (9,676)      --
   Valuation allowance--equity and intangibles..............   (5,695)      --
                                                             --------  --------
     Net deferred tax assets................................  150,155    99,574
                                                             --------  --------
   Deferred Tax Liabilities:
    Intangibles.............................................  (58,928)      --
    Accrued intercompany royalty............................  (10,694)      --
    Capitalized software....................................   (7,483)   (9,127)
    Other...................................................   (9,744)   (2,337)
                                                             --------  --------
     Total deferred tax liabilities.........................  (86,849)  (11,464)
                                                             --------  --------
      Total net deferred tax assets......................... $ 63,306  $ 88,110
                                                             ========  ========

   Cadence provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At January 2, 1999, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $115.8 million. At January 2, 1999, the unrecognized deferred tax liability for these earnings was approximately $29.3 million.

   The net valuation allowance increased by $15.4 million in 1998. The increase in valuation allowance--provision for income taxes and valuation allowance--equity and intangibles of $15.4 million is due to the uncertainty of certain foreign subsidiaries generating sufficient taxable income to realize certain foreign deferred tax assets. A portion of the valuation allowance, if realizable, may reduce other intangibles and may not be available to offset future provision for income taxes and is identified in the above table as "valuation allowance--equity and intangibles."

   The remaining net operating loss carryforwards will expire at various dates from 1999 through 2018 and federal tax credit carryforwards will expire at various dates from 1999 through 2013.

   Cadence's federal income tax returns for 1989 through 1991 have been examined by the Internal Revenue Service (IRS). Tax credits of $15.6 million have been disallowed by the IRS. Cadence is contesting these adjustments and is pursuing administrative remedies. Management believes that adequate provision has been made for any deficiency that may result from this examination and that the resolution of this matter will not have a material adverse impact on Cadence's consolidated financial position or results of operations.

                         CADENCE DESIGN SYSTEMS, INC.

STATEMENT OF CASH FLOWS

   The supplemental cash flow information for 1998, 1997 and 1996 follows:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In thousands)
   Cash Paid During the Year for:
    Interest.......................................  $  3,043 $  1,229 $  2,185
                                                     ======== ======== ========
    Income taxes (including foreign withholding
     tax)..........................................  $ 11,987 $ 13,204 $ 26,025
                                                     ======== ======== ========
   Non-Cash Investing and Financing Activities:
    Capital lease obligations incurred for
     equipment.....................................  $  1,505 $  2,570 $  3,070
                                                     ======== ======== ========
    Common and treasury stock issued under the ESPP
     and for acquisitions..........................  $ 70,955 $ 52,594 $110,607
                                                     ======== ======== ========
   Tax benefits from employee stock transactions...  $109,344 $123,180 $ 60,418
                                                     ======== ======== ========

INTEGRATED MEASUREMENT SYSTEMS, INC.

   In February 1997, Cadence and its subsidiary, Integrated Measurement Systems, Inc. (IMS), sold to the public 1.7 million shares of IMS common stock, of which approximately 1 million shares were sold by Cadence, netting Cadence approximately $18.6 million in cash. As a result of the offering and sale of shares by Cadence, Cadence's ownership interest in IMS decreased to approximately 37% from approximately 55%. Accordingly, Cadence changed the accounting for its investment in IMS from consolidation to the equity method of accounting in fiscal 1997. The consolidated financial statements of Cadence for fiscal year 1996 included the accounts of IMS after elimination of intercompany accounts and transactions and minority interest adjustments. Although Cadence has no current intent to enter into similar transactions, the likelihood of such transactions in the future is dependent upon the state of the financial markets as well as liquidity and other considerations of each of Cadence and IMS. IMS manufactures and markets verification systems used in testing prototype ASICs.

UNUSUAL ITEMS AND RESTRUCTURING

   Described below are unusual items and restructuring charges in 1998, 1997 and 1996:

                                                       1998    1997     1996
                                                     -------- ------- --------
                                                           (In millions)
   Write-off of acquired in-process technology...... $194,100 $ 6,571 $ 95,700
   Restructuring charges............................   69,494  34,417    2,119
   Write-off of capitalized software development
    costs...........................................      --    3,065    2,724
                                                     -------- ------- --------
    Total unusual items............................. $263,594 $44,053 $100,543
                                                     ======== ======= ========

 Restructuring

   In 1998, Cadence recorded $69.5 million of restructuring charges primarily associated with Cadence's worldwide restructuring plan in the second half of 1998. Cadence's restructuring plans and associated costs consisted of $36.9 million to terminate approximately 700 employees, $29.9 million to downsize and close excess facilities and $2.7 million of other restructuring expenses. Cadence's restructuring plan was primarily aimed at reducing the cost of excess personnel and capacity in its services business.

                         CADENCE DESIGN SYSTEMS, INC.

   Severance costs of $36.9 million include severance benefits, notice pay, and outplacement services. Approximately $10.1 million of these costs resulted from the acceleration of stock options vesting under employment agreements and are reflected as non-cash charges in the following table of restricting activity. All terminations and termination benefits were communicated to the affected employees prior to year-end and severance benefits are expected to be paid in 1999.

   Cadence also incurred charges totaling $29.9 million in connection with the closure of 58 sales and engineering facilities--including $16.7 million to downsize and close facilities and $13.2 million in abandonment costs for the related leasehold improvements. Closure and exit costs include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements to facilities that were abandoned and whose estimated fair market value is zero. Through the first quarter of 1999, 90% of the sites have been vacated and the remaining sites will be downsized or vacated primarily during the second and third quarter of 1999. Noncancelable lease payments on vacated facilities will be paid out through 2008.

   Cadence also recorded $2.7 million of other restructuring charges consisting primarily of cancellation fees associated with certain vendor and conference arrangements and abandoned software.

   In 1997, Cadence recorded restructuring charges of $34.4 million. These charges relate to restructuring plans primarily aimed at reducing costs after Cadence merged with CCT and acquired HLDS. Cadence's restructuring plans and associated costs consisted of $11.9 million to terminate approximately 230 employees, $4.4 million to close duplicate and excess facilities and $3.7 million of other expenses associated with the business combinations. Also included in the restructuring costs were fees related to the CCT combination for financial advisors, attorneys, and accountants of $14.4 million. The remaining severance balances were paid out in 1998 and all facilities were vacated. Noncancelable lease payments on vacated facilities will be paid out through the year 2000.

   In 1996, Cadence recorded restructuring charges of $2.1 million consisting of employees termination costs associated with the outsourcing of Cadence's management information technology services and costs associated with excess facilities.

   Liabilities for excess facilities and other restructuring charges are included in other current and non-current liabilities, while severance and benefits liabilities are included in payroll and payroll related accruals. The following table summarizes the Company's restructuring activity during the fiscal years 1998, 1997 and 1996:

                            Severance
                               and      Excess       Other
                            Benefits  Facilities Restructuring Assets    Total
                            --------- ---------- ------------- -------  -------
                                              (In thousands)
   Balance, December 30,
    1995...................  $   --    $   --       $   --     $   --   $   --
     1996 restructuring
      charges..............    1,047     1,072          --         --     2,119
     Cash charges..........     (392)      --           --         --      (392)
                             -------   -------      -------    -------  -------
   Balance, December 28,
    1996...................      655     1,072          --         --     1,727
     1997 restructuring
      charges..............   11,895     2,102       18,073      2,347   34,417
     Non-cash charges......      --        --           --      (2,347)  (2,347)
     Cash charges..........  (10,263)     (536)     (14,223)       --   (25,022)
                             -------   -------      -------    -------  -------
   Balance, January 3,
    1998...................    2,287     2,638        3,850        --     8,775
     1998 restructuring
      charges..............   36,859    16,749        2,718     13,168   69,494
     Non-cash charges......  (10,095)   (1,364)         --      (1,862) (13,321)
     Cash charges..........  (15,937)   (3,527)      (4,355)        (2) (23,821)
                             -------   -------      -------    -------  -------
   Balance, January 2,
    1999...................  $13,114   $14,496      $ 2,213    $11,304  $41,127
                             =======   =======      =======    =======  =======

                         CADENCE DESIGN SYSTEMS, INC.

Capitalized Software Development Costs

   In 1997 and 1996, Cadence wrote-off capitalized software development costs of $3.1 and $2.7 million, respectively, for products developed by Cadence which were replaced by CCT and HLDS products or by license of replacement technology.

OTHER INCOME, NET

   Other income, net components for 1998, 1997 and 1996 follows:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (In thousands)
   Interest income................................... $10,468  $18,552  $ 5,474
   Gain (loss) on foreign exchange...................   2,637   (1,424)     164
   Equity earnings from investments..................    (889)   1,934      --
   Gain on sale of IMS stock.........................     --    13,061      --
   Minority interest expense.........................    (256)    (353)  (3,016)
   Other expense, net................................    (878)  (3,047)    (456)
   Interest expense..................................  (3,603)  (2,508)  (1,940)
                                                      -------  -------  -------
     Total other income, net......................... $ 7,479  $26,215  $   226
                                                      =======  =======  =======

SEGMENT REPORTING

   In 1998, Cadence adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Cadence currently operates in three operating segments: Products, Services and Maintenance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence's chief operating decision making group is the Executive Staff, which is comprised of the Chief Executive Officer and Executive Vice Presidents.

   Cadence's business activities are organized on the basis of differences in its related products and services. The Products segment designs and sells a variety of electronic design automation software tools that are licensed to customers. The Services segment offers design and consulting services to either assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment is primarily a technical support organization and maintenance agreements are offered to customers either as part of our product license agreements or separately. Cadence's organizational structure reflects this segmentation, and segments have not been aggregated for purposes of this disclosure.

   Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes operating expenses, unusual items, other income, net, and income taxes. Profitability information about Cadence's segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenues are defined as revenues from external customers and there are no intersegment revenues or expenses.

   Cadence's management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence's Executive Staff to make decisions about resources to be allocated to the segments and when assessing their performance. Depreciation and amortization is allocated to the segments in order to determine the segments' gross margin.

                         CADENCE DESIGN SYSTEMS, INC.

   The following tables present information about reported segments for the years ended January 2, 1999, January 3, 1998 and December 28, 1996:

                                   Product   Services  Maintenance   Other       Total
                                  ---------  --------  ----------- ----------  ----------
                                                     (In thousands)
1998:
Revenue.........................  $ 695,036  $255,787   $ 265,247  $      --   $1,216,070
 Cost of revenue................     51,539   185,683      43,453         --      280,675
 Amortization of acquired
  intangibles...................     13,771     3,672                     --       17,443
                                  ---------  --------   ---------  ----------  ----------
   Gross margin.................    629,726    66,432     221,794         --      917,952
 Marketing and sales............        --        --          --     (302,332)   (302,332)
 Research and development.......        --        --          --     (179,394)   (179,394)
 General and administrative.....        --        --          --      (67,444)    (67,444)
 Unusual items..................        --        --          --     (263,594)   (263,594)
 Other income, net..............        --        --          --        7,479       7,479
                                  ---------  --------   ---------  ----------  ----------
 Income (loss) before provision
  for income taxes and
  cumulative effect of change in
  accounting method.............  $ 629,726  $ 66,432   $ 221,974  $ (805,285) $  112,667
                                  =========  ========   =========  ==========  ==========
 Depreciation and amortization..   $ 40,024   $17,106    $  2,021   $  43,263   $ 102,414
                                  =========  ========   =========  ==========  ==========
1997:
 Revenue........................  $ 537,490  $160,890   $ 227,989  $      --   $  926,369
 Cost of revenue................     40,064   114,711      27,838         --      182,613
 Amortization of acquired
  intangibles...................      1,910        36         --          --        1,946
                                  ---------  --------   ---------  ----------  ----------
   Gross margin.................    495,516    46,143     200,151         --      741,810
 Marketing and sales............        --        --          --     (263,054)   (263,054)
 Research and development.......        --        --          --     (143,746)   (143,746)
 General and administrative.....        --        --          --      (58,412)    (58,412)
 Unusual items..................        --        --          --      (44,053)    (44,053)
 Other income, net..............        --        --          --       26,215      26,215
                                  ---------  --------   ---------  ----------  ----------
 Income (loss) before provision
  for income taxes and
  cumulative effect of change in
  accounting method.............  $ 495,516  $ 46,143   $ 200,151  $ (483,050) $  258,760
                                  =========  ========   =========  ==========  ==========
 Depreciation and amortization..   $ 21,408   $ 8,066    $  1,466   $  26,176   $  57,116
                                  =========  ========   =========  ==========  ==========
1996: (1)
 Revenue........................  $ 400,945  $114,620   $ 223,181  $   40,318  $  779,064
 Cost of revenue................     35,343    80,963      25,067      14,126     155,499
 Amortization of acquired
  intangibles...................        929       --          --          --          929
   Gross margin.................    364,673    33,657     198,114      26,192     622,636
 Marketing and sales............        --        --          --     (240,740)   (240,740)
 Research and development.......        --        --          --     (123,065)   (123,065)
 General and administrative.....        --        --          --      (60,049)    (60,049)
 Unusual items..................        --        --          --     (100,543)   (100,543)
 Other income, net..............        --        --          --          226         226
                                  ---------  --------   ---------  ----------  ----------
 Income (loss) before provision
  for income taxes and cumula-
  tive effect of change in ac-
  counting method...............  $ 364,673  $ 33,657   $ 198,114  $ (497,979) $   98,465
                                  =========  ========   =========  ==========  ==========
 Depreciation and amortization..  $  21,212  $  7,582   $   1,120  $   23,300  $   53,214
                                  =========  ========   =========  ==========  ==========

--------
(1) In February 1997, Cadence reduced its ownership in IMS from 55% to 37% resulting from a public offering. As a result of this offering, the operations of IMS were no longer consolidated with Cadence's results of operations and internal management reporting for 1996 was restated to exclude the historical operations of IMS from its segment reporting.

                         CADENCE DESIGN SYSTEMS, INC.

   Internationally (excluding Japan), Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Following a reorganization of Cadence's distribution channel in Japan in 1997, Cadence now licenses its products through Innotech Corporation (Innotech), in which Cadence is an approximately 18% stockholder. Cadence markets its consulting and design services through a wholly-owned subsidiary.

   Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In 1998 and 1997, no one customer accounted for more than 10% of total revenues. In 1996, licensing royalties from Innotech accounted for 13% of total revenue, which is reported within Cadence's Product segment. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

   The following table presents a summary of revenue and long-lived assets by geographic region for years ended January 2, 1999, January 3, 1998, and December 28, 1996:

                                 1998                  1997                 1996
                         --------------------- -------------------- --------------------
                                    Long Lived           Long Lived           Long Lived
                          Revenues    Assets   Revenues    Assets   Revenues    Assets
                         ---------- ---------- --------- ---------- --------- ----------
North America:
 United States.......... $  612,968 $ 222,453  $ 439,047 $ 181,145  $ 405,874 $ 152,006
 Other..................     31,420     3,995     15,847     2,164     16,843       415
                         ---------- ---------  --------- ---------  --------- ---------
  Total North
   America.............. $  644,388 $ 226,448  $ 454,894 $ 183,309  $ 422,717 $ 152,421
                         ---------- ---------  --------- ---------  --------- ---------
Europe:
 United Kingdom......... $   83,764 $  21,128  $  38,143 $   2,530  $  38,840 $   1,611
 Germany................     50,793     1,233     49,090     1,234     38,699     1,138
 Other..................    124,056     4,132     96,413     3,089     49,873     2,510
                         ---------- ---------  --------- ---------  --------- ---------
  Total Europe.......... $  258,613 $  26,493  $ 183,646 $   6,853  $ 127,412 $   5,259
                         ---------- ---------  --------- ---------  --------- ---------
Japan and Asia:
 Japan.................. $  238,861 $   1,809  $ 229,428 $   1,799  $ 178,506 $   3,435
 Asia...................     74,208     7,925     58,401     5,460     50,429     3,042
                         ---------- ---------  --------- ---------  --------- ---------
  Total Japan
   and Asia............. $  313,069   $ 9,734  $ 287,829   $ 7,259  $ 228,935   $ 6,477
    Total............... $1,216,070 $ 262,675  $ 926,369 $ 197,421  $ 779,064 $ 164,157
                         ========== =========  ========= =========  ========= =========

                         CADENCE DESIGN SYSTEMS, INC.

                                JANUARY 2, 1999


                                  Schedule II


                         CADENCE DESIGN SYSTEMS, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (In thousands)

                                           Additions
                                    -----------------------
                         Balance at Charged to   Charged                  Balance at
                          Beginning  Costs and   to Other                   End of
Description               of Period  Expenses   Accounts(2) Deductions(1)   Period
-----------              ---------- ---------- ------------ ------------- ----------
Deducted from asset
 accounts:
Allowance for doubtful
 accounts:
  Year Ended January 2,
   1999.................  $ 21,200   $ 7,687     $  5,321    $ (11,983)    $ 22,225
  Year Ended January 3,
   1998.................  $  8,772   $   438     $ 27,270    $ (15,280)    $ 21,200
  Year Ended December
   28, 1996.............  $  7,420   $ 1,621     $    --     $    (269)    $  8,772

--------
(1) Uncollectible accounts written-off, net of recoveries, deconsolidation of Integrated Measurement Systems, Inc., and decrease in returns allowance offset against revenues.

(2) Additions resulting from an increase in returns allowance offset against revenue.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CADENCE DESIGN SYSTEMS, INC.

                                        /s/ John R. Harding
                                  ___________________________________
                                            John R. Harding
                                  President & Chief Executive Officer

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                      Name/Title                       Date
                      ----------                       ----

PRESIDENT, CHIEF EXECUTIVE OFFICER
 AND DIRECTOR
 (Principal Executive Officer)

                 /s/ John R. Harding                   April 2, 1999
 ____________________________________________________
                    John R. Harding

EXECUTIVE VICE PRESIDENT,
 CHIEF FINANCIAL OFFICER,
 AND DIRECTOR
 (Principal Financial Officer)

               /s/ H. Raymond Bingham                  April 2, 1999
 ____________________________________________________
                  H. Raymond Bingham

CORPORATE VICE PRESIDENT, CONTROLLER
 AND ASSISTANT SECRETARY
 (Principal Accounting Officer)

                 /s/ William Porter                    April 2, 1999
 ____________________________________________________
                    William Porter

ADDITIONAL DIRECTORS


                 /s/ Donald L. Lucas                   April 2, 1999
 ____________________________________________________
                    Donald L. Lucas

                   /s/ Carol Bartz                     April 2, 1999
 ____________________________________________________
                      Carol Bartz


              /s/ Dr. Leonard Y. W. Liu                April 2, 1999
 ____________________________________________________
                 Dr. Leonard Y. W. Liu


       /s/ Dr. Alberto Sangiovanni-Vincentelli         April 2, 1999
 ____________________________________________________
          Dr. Alberto Sangiovanni-Vincentelli


                /s/ George M. Scalise                  April 2, 1999
 ____________________________________________________
                   George M. Scalise


               /s/ Dr. John B. Shoven                  April 2, 1999
 ____________________________________________________
                  Dr. John B. Shoven


                  /s/ Roger Siboni                     April 2, 1999
 ____________________________________________________
                     Roger Siboni