Form 10-K/A
period 1999-01-02
CADENCE DESIGN SYSTEMS INC
filed 1999-04-19
CIK 813672

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended January 2, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value per share          New York Stock Exchange
--------------------------------------          -----------------------
        (Title of Each Class)                   (Names of Each Exchange
                                                  on which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

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

  Number of shares of common stock outstanding at March 5, 1999: 217,490,385

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

  The executive officers of Cadence are as follows:

Name                     Age                          Positions and Offices
----                     ---                          ---------------------
John R. Harding.........  44 President, Chief Executive Officer, and Director
H. Raymond Bingham......  53 Executive Vice President, Chief Financial Officer, and Director
John F. Olsen...........  47 Executive Vice President, Worldwide Field Operations
Shane V. Robison........  45 Executive Vice President, Research and Development
R.L. Smith McKeithen....  55 Senior Vice President, General Counsel, and Secretary
William Porter..........  44 Corporate Vice President, Corporate Controller, and Assistant Secretary

  Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

  John R. Harding has served as President and Chief Executive Officer and a director of the Company since October 1997. Mr. Harding joined the Company in May 1997 as Senior Vice President, Strategic Business Units. Prior to joining the Company, Mr. Harding served as President and Chief Executive Officer of Cooper & Chyan Technology, Inc. ("CCT"), an electronic design automation software tool company, from December 1994 until its merger with the Company in May 1997. Before joining CCT, Mr. Harding was with Zycad Corporation, also an electronic design automation company, as Executive Vice President, Worldwide Sales and Marketing, from January 1992 to October 1994.

  H. Raymond Bingham has served as Executive Vice President and Chief Financial Officer of the Company since 1993. Mr. Bingham has been a director of the Company since November 1997. Prior to joining the Company, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, an owner and operator of a chain of hotels, for eight years. Mr. Bingham is a director of Sunstone Hotel Investors, Inc., Legato Systems, Inc., Onyx Software Corporation and Integrated Measurement Systems, Inc.

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

                               DIRECTOR NOMINEES

  The information required by Item 10 as to executive officers can be found in the section entitled "Item 10. Directors and Executive Officers of the Registrant" of Cadence's Form 10-K for the fiscal year ending January 2, 1999.

  The names of the director nominees of Cadence Design Systems, Inc. (the "Company"), all of whom are currently Cadence directors, and certain information about those director nominees who are not executive officers named above (including their term of service), are set forth below:

                                                                                                   Director
           Name of Nominee            Age                 Principal Occupation                      Since
           ---------------            ---                 --------------------                     --------
Carol A. Bartz.......................  50  Chief Executive Officer and Chairman, Autodesk, Inc.      1994
H. Raymond Bingham...................  53  Executive Vice President and Chief Financial Officer      1997
                                            of the Company
John R. Harding......................  44  President and Chief Executive Officer of the Company      1997
Dr. Leonard Y.W. Liu.................  57  Chairman, Chief Executive Officer and President,          1989
                                            Walker Interactive Systems, Inc.
Donald L. Lucas......................  69  Chairman of the Board of the Company and Private          1988
                                            Venture Capital Investor
Dr. Alberto Sangiovanni-Vincentelli..  51  Professor of Electrical Engineering and Computer          1992
                                            Sciences, University of California, Berkeley
George M. Scalise....................  64  President, Semiconductor Industry Association             1989
Dr. John B. Shoven...................  51  Charles R. Schwab Professor of Economics, Stanford        1992
                                            University
Roger S. Siboni......................  44  President and Chief Executive Officer, Epiphany, Inc.     1999

  Carol A. Bartz has served as a director of the Company since 1994. Ms. Bartz has served as Chief Executive Officer and Chairman of the Board of Autodesk, Inc., a personal computer software company and supplier of design software, since 1996, serving as its President from May 1992 to September 1996. From 1983 to April 1992, Ms. Bartz served in various positions with Sun Microsystems, Inc., a manufacturer of UNIX-based professional workstations and compatible software, including Vice President of Worldwide Field Operations from July 1990 to April 1992. Ms. Bartz is a director of AirTouch Communications, Network Appliance, Inc., Cisco Systems, Inc. and BEA Systems, Inc.

  Dr. Leonard Y. W. Liu has served as a director of the Company since 1989. Dr. Liu has served as Chairman, President and Chief Executive Officer of Walker Interactive Systems, Inc., a high-end financial software company, since 1995. From 1993 until 1995, Dr. Liu served as Chief Operating Officer of the Company. Before joining the Company in 1993, Dr. Liu was Chairman and Chief Executive Officer of Acer America Corporation and President of Acer Group, a personal computer manufacturer, from 1989 until 1992. Dr. Liu is also a director of Advanced Semiconductor Engineering, Inc.

  Donald L. Lucas has served as Chairman of the Board of the Company since 1988. From its inception in 1983 to 1987, Mr. Lucas served as Chairman of the Board and a director of SDA Systems, Inc., a predecessor of the Company. Mr. Lucas has been a private venture capital investor since 1960. Mr. Lucas is also a director of Coulter Pharmaceutical, Inc., Macromedia, Inc., Oracle Corporation, Transcend Services, Inc. and Tricord Systems, Incorporated.

  Dr. Alberto Sangiovanni-Vincentelli has served as a director of the Company since 1992 and has served as a consultant to the Company since its inception. Dr. Sangiovanni-Vincentelli has been Professor of Electrical Engineering and Computer Sciences at the University of California at Berkeley since 1976.

  George M. Scalise has served as a director of the Company since 1989. Mr. Scalise has served as President of the Semiconductor Industry Association, an association of semiconductor manufacturers and suppliers, since June 1997. Mr. Scalise served as Executive Vice President and Chief Administrative Officer of Apple Computer,

Inc., a personal computer company, from March 1996 to May 1997. Mr. Scalise also served as Senior Vice President of Planning and Development and Chief Administrative Officer of National Semiconductor Corporation, a semiconductor manufacturing company, from 1991 to 1996. Mr. Scalise is also a director of Network Equipment Technologies, Inc.

  Dr. John B. Shoven has served as a director of the Company since 1992. Dr. Shoven is currently the Charles R. Schwab Professor of Economics at Stanford University. He has been at Stanford University since 1973. Dr. Shoven served as Chairman of the Economics Department from 1986 to 1989. Dr. Shoven has also served as Director of the Center for Economics Policy Research from 1989 to 1993 and as Dean of the School of Humanities and Science from 1993 to 1998.

  Roger S. Siboni has served as a director of the Company since January 1, 1999. Mr. Siboni has served as President and Chief Executive Officer of Epiphany Inc., a software company which provides web-based enterprise relationship management solutions since May 1997. Prior to joining Epiphany, Mr. Siboni spent more than twenty years at KPMG Peat Marwick LLP, a worldwide accounting and consulting organization, most recently as its Deputy Chairman and Chief Operating Officer. Mr. Siboni serves on the boards of FileNet, Inc., Macromedia, Inc., and the Walter A. Haas School of Business at the University of California at Berkeley.

          COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(a)

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended January 2, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Director and Executive Compensation

Compensation of Directors

  Each non-employee director of the Company, other than the Chairman of the Board, receives an annual retainer of $40,000. Mr. Lucas is paid an annual retainer of $120,000 for his service as Chairman of the Board. In addition to their annual Board retainer, directors are paid an additional annual fee of $35,000 for service as Chairman of a Committee of the Board. For the fiscal year ended January 2, 1999, the total compensation paid to non-employee directors was $500,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are executive officers of the Company do not receive additional compensation for their service on the Board.

  Each Non-Employee Director of the Company also receives stock option grants under the 1995 Directors Stock Option Plan. A "Non-Employee Director" is defined in the 1995 Directors Stock Option Plan as a director of the Company who is not otherwise an employee of the Company or any affiliate. Only Non-Employee Directors of the Company are eligible to receive options under the 1995 Directors Stock Option Plan.

  Under the 1995 Directors Stock Option Plan, each person who is first elected to be a Non-Employee Director after October 3, 1995 is automatically granted an option to purchase a number of shares of Common Stock equal to 5,625 multiplied by the number of calendar quarters occurring between the date on which such person begins serving as a director of the Company and the first April 1 occurring after the date on which such person begins serving as a director of the Company. These initial grants vest in full one year following the grant date.

  In addition, on April 1 of each year, commencing on April 1, 1998, each Non-Employee Director is automatically granted an option to purchase 22,500 shares of Common Stock of the Company. On each April 1 a director may also be granted an option to purchase 11,250 shares of Common Stock of the Company, provided that on such date the Non-Employee Director is also serving as the Chairman of one Committee of the Board and is a member of at least one additional committee of the Board (but is not serving as the Chairman of the Board); or an option to purchase 22,500 shares of Common Stock of the Company, provided that on such date the Non-Employee Director is also serving as the Chairman of the Board. All such additional option grants vest in full one year following the grant date.

  Each Non-Employee Director who is a member of the Venture Committee of the Board is, on the later of October 3, 1995 or the date of his or her initial selection to serve on the Venture Committee of the Board, automatically granted an additional option to purchase 33,750 shares of Common Stock of the Company. The Non-Employee Director who is serving as the Chairman of the Venture Committee of the Board is, on the later of October 3, 1995 or the date of his or her initial selection to serve as the Chairman of the Venture Committee of the Board, granted an additional option to purchase 33,750 shares of Common Stock of the Company. On January 30 of each year, commencing in 1996, the Non-Employee Director who on that date is then serving as the Chairman of the Board and has completed five years of service as the Chairman of the Board automatically receives a one-time grant of an option to purchase 135,000 shares of Common Stock of the Company; effective January 30, 1998, the number of shares for such one-time grant was reduced to 101,250 shares. All options granted to the Venture Committee and the one-time grant made to the Chairman of the Board vest over three years in equal annual installments.

  As of March 31, 1999, 105,000 options had been exercised under the 1995 Directors Stock Option Plan and 875,625 were outstanding at exercise prices ranging from $8.56 to $34.31 per share.

  Pursuant to a consulting agreement with the Company, Dr. Sangiovanni-Vincentelli was compensated in the amount of $225,000 for consulting services provided to the Company in 1998. Dr. Sangiovanni-Vincentelli's services to the Company consisted of providing technical direction and strategic advice to the Company. Dr. Sangiovanni-Vincentelli has provided consulting services to the Company on an annual basis since 1994, and is expected to render similar services to the Company in 1999.

Employment Contracts

  On October 19, 1997, the Company entered into an employment agreement (the "Employment Agreement") with John R. Harding, which supersedes an employment agreement with Mr. Harding entered into in 1996. The Employment Agreement provides, among other things, for the employment of Mr. Harding as President and Chief Executive Officer of the Company at an initial base salary of $500,000 per year. Under the Employment Agreement, Mr. Harding is also eligible for participation in the Senior Executive Bonus Plan (formerly, the CEO Bonus Plan) at an annual target bonus of not less than $500,000 per year. The Employment Agreement also provides for the grant of a stock option for 600,000 shares of the Company's Common Stock. The option was granted by the Compensation Committee of the Board to Mr. Harding on October 28, 1997. The Employment Agreement also provides for the indemnification of Mr. Harding in accordance with the terms of the indemnity agreement entered into between the Company and Mr. Harding. Additionally, under the terms of the Employment Agreement, Mr. Harding will receive such pension, profit sharing and fringe benefits as the Board of Directors of the Company may, from time to time, determine to provide for the key executives of the Company.

  Mr. Harding's employment by the Company will terminate immediately upon Mr. Harding's receipt of a written notice of termination by the Company, upon the Company's receipt of written notice of termination by Mr. Harding, or upon Mr. Harding's permanent disability or death. In the event Mr. Harding's employment with the Company is terminated other than (1) for "cause" (such as Mr. Harding's gross misconduct, fraud, or material breach), or (2) on account of the permanent disability of Mr. Harding, or (3) by a voluntary termination by Mr. Harding for other than "good reason" (which term includes an involuntary demotion, an involuntary reduction in compensation (including base compensation, target bonus and fringe benefits) of more than 10%, or an involuntary relocation of more than 50 miles), then the Company shall pay an amount equal to one year's base salary at the time of termination to Mr. Harding in one lump sum payment. The Company shall also pay Mr. Harding's target bonus for the year of termination (which target bonus shall be not less than $500,000) to Mr. Harding in one lump sum payment. Additionally, all of the unvested options held by Mr. Harding on the date of such termination that would have vested over the succeeding 24 month period shall immediately vest and become exercisable in full. The options shall remain exercisable for the period specified in such options.

  Should a "change of control" in the ownership of the Company occur, then if Mr. Harding's employment with the Company is terminated other than (1) for "cause," or (2) on account of total disability, or (3) by a voluntary termination by Mr. Harding for other than "good reason," in each case within 13 months after a change in control, then the Company shall pay in one lump sum an amount equal to two years' base salary for Mr. Harding at the time of his termination. The Company shall also pay twice Mr. Harding's target bonus for the year of termination (which annual target bonus shall be no less than $500,000) as in effect immediately prior to such termination. Additionally, all unvested options held by Mr. Harding on the date of such "change in control" shall immediately vest and become exercisable in full and shall remain exercisable for the period specified in such options.

  In the event that the severance and other benefits provided to Mr. Harding constitute "parachute payments" subject to federal excise tax, then Mr. Harding's benefits under the "change of control" provisions will be payable either (a) in full, or (b) as to such lesser amount which would result in no excise tax, whichever amount leaves Mr. Harding with the greatest amount of benefits on an after-tax basis.

Severance Contracts

  The Company has entered into executive severance agreements (the "Severance Agreements") with each of Messrs. Olsen, Bingham and Robison (the "Executives"). In the event that an Executive's employment with the Company is terminated other than (1) for "cause" (such as the Executive's gross misconduct, fraud, or material breach of the Executive's contractual obligations to the Company) by the Company, or (2) on account of the permanent disability of the Executive, or (3) by a voluntary termination by the Executive for other than "good reason" (which term includes an involuntary relocation of more than 50 miles, a reduction in compensation (including base compensation, target bonus and fringe benefits) of more than 10%, or an involuntary demotion), then the Company shall pay to the Executive an amount equal to one year's base salary for the respective Executive at the time of termination in one lump sum payment. The Company shall also pay the Executive's target bonus for the year of termination to the Executive in one lump sum payment. Additionally, all of the unvested options held by the Executive on the date of such termination that would have vested over the succeeding 24 month period shall immediately vest and become exercisable in full. The options shall remain exercisable for the period specified in such options.

  In the event that the severance and other benefits provided to the Executive constitute "parachute payments" subject to federal excise tax, then the Executive's benefits under the "change of control" provisions will be payable either (a) in full, or (b) as to such lesser amount which would result in no excise tax, whichever amount leaves the Executive with the greatest amount of benefits on an after-tax basis.

                      COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

  The following table shows for the fiscal years 1996, 1997 and 1998,compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at January 2, 1999 (the "Named Executive Officers"):

                          Summary Compensation Table

                                                                     Long Term
                                         Annual Compensation    Compensation Awards
                                        ---------------------- ---------------------
                                                                Number of Securities      All Other
    Name and Principal Position    Year Salary(1)($)  Bonus($) Underlying Options(#)   Compensation($)
    ---------------------------    ---- ------------  -------- ---------------------   ---------------
 John R. Harding(2)..............  1998   700,000     812,490        1,000,000              2,400(3)
  President and Chief              1997   248,053(4)  508,000        1,600,000              2,825(5)
  Executive Officer

 H. Raymond Bingham..............  1998   450,000     522,315          700,000              3,200(3)
  Executive Vice President and     1997   317,769(6)  600,000          400,000              3,200(5)
  Chief Financial Officer          1996   300,000     361,000              --               2,250(7)

 John Olsen......................  1998   350,000     522,315          500,000              3,200(3)
  Executive Vice President         1997   281,250     660,000          400,000              3,200(5)
  Worldwide Field Operations       1996   275,000     397,000           56,250              2,250(7)

 Kenton C. Murphy(8).............  1998   350,000     348,210          200,000              3,400(3)
  Executive Vice President         1997   275,000     336,000          550,000              3,400(5)
  Corporate Strategy               1996   187,500     163,000              --               2,359(7)

 Shane V. Robison................  1998   350,000     348,210          200,000              3,200(3)
  Executive Vice President         1997   311,538(6)  468,000          400,000              3,200(5)
  Research and Development         1996   300,000     253,000           18,750              2,250(7)

--------
(1) Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

(2) Employment with the Company commenced May 1997.

(3) Includes Company contributions in 1998 to its 401(k) savings plan of $2,400 for Mr. Harding; $3,200 for Messrs. Bingham, Olsen, Murphy and Robison; and $3,400 for Mr. Murphy;

(4) Includes $9,155 due to forgiveness of interest for a loan assumed as part of Cooper & Chyan Technology, Inc. acquisition. The loan was repaid in full.

(5) Includes Company contributions in 1997 to 401(k) savings plan of $3,200 for Messrs. Olsen, Bingham, and Robison; $3,400 for Mr. Murphy; and $2,825 for Mr. Harding.

(6) Includes value of accrued but unused vacation converted into cash and donated by executive to charity: $5,769 each for Mr. Bingham and Mr. Robison.

(7) Represents Company contributions in 1996 to its 401(k) savings plan.

(8) Mr. Murphy resigned as an executive officer of the Company effective January 15, 1999.

                       STOCK OPTION GRANTS AND EXERCISES

  During the Company's fiscal year ended January 2, 1999, the Company granted options to its executive officers under the 1987 Plan.

  The following tables show for the Company's fiscal year, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                                              Individual Grants                       Potential Realizable Value
                         ------------------------------------------------------------  at Assumed Annual Rates
                                                 % of Total                           of Stock Price Appreciation
                               Number of       Options Granted Exercise or                 for Option Term(1)
                         Securities Underlying to Employees in Base Price  Expiration ----------------------------
          Name            Options Granted(#)   Fiscal Year(%)    ($/sh)       Date        10%($)         5%($)
          ----           --------------------- --------------- ----------- ---------- -------------- -------------
John R. Harding.........        600,000(2)          5.74          25.125    1/23/08       23,969,250     9,497,250
                                400,000(3)          3.83        22.59375     9/4/08       14,369,625     5,693,625

H. Raymond Bingham......        400,000(2)          3.83          25.125    1/23/08       15,979,500     6,331,500
                                300,000(3)          2.87        22.59375     9/4/08       10,777,218     4,270,218

John F. Olsen...........        300,000(2)          2.87          25.125    1/23/08       11,984,625     4,748,625
                                200,000(3)          1.91        22.59375     9/4/08        7,184,812     2,846,812

Kenton C. Murphy........        200,000(3)          1.91        22.59375     9/4/08        7,184,812     2,846,812

Shane V. Robison........        200,000(3)          1.91        22.59375     9/4/08        7,184,812     2,846,812

--------
(1) Calculated on the assumption that the market value of the underlying stock increases at the stated values compounded annually for the ten-year term of the option.

(2) These option grants generally vest at the rate of 1/60th of the shares subject to the option each month following the grant date. The Board may reprice or accelerate the options under the terms of the plan. The options have a ten year term.

(3) This option grant vests on the eight year anniversary of the grant date; provided, however, that the option exercise period shall accelerate and become vested on January 1, 2001 in the event that the aggregate earnings per share target established by the Company's Compensation Committee of the Board of Directors for the eight fiscal quarters ending July 1, 2000 is achieved and the optionee remains an employee or consultant of the Company as of January 1, 2001. The options have a ten year term.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities          Value of Unexercised
                                                           Underlying Unexercised             In-The-Money
                         Shares Acquired     Value          Options at 12/31/98            Options at 12/31/98
          Name           on Exercise(#)  Realized($)(1) Exercisable/Unexercisable(#) Exercisable/Unexercisable($)(2)
          ----           --------------- -------------- ---------------------------- -------------------------------
John R. Harding.........     300,000        9,677,534        508,470/2,083,334             3,560,914/13,232,508
H. Raymond Bingham......     426,000       12,822,766        589,266/  893,334            12,341,780/ 6,798,547
John F. Olsen...........     486,874       12,929,069        158,646/  744,480             1,653,310/ 6,342,278
Kenton C. Murphy........     150,000        2,917,187        345,833/  704,167             4,941,788/ 7,112,112
Shane V. Robison........     375,000        7,537,280         15,363/  559,637               303,287/ 6,804,016

--------
(1) Value realized is based upon the fair market value of the Company's Common Stock on the date of exercise less the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) The fair market value of the Company's Common Stock at December 31, 1998 ($28.9375) less the exercise price of the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1999 by: (i) all those known by the Company to be beneficial owners of more than five percent of its Common Stock; (ii) each of the executive officers named in the Summary Compensation Table; (iii) each nominee for director; and (iv) all executive officers and directors of the Company as a group.

                                                              Beneficial
                                                             Ownership(1)
                                                         ---------------------
                                                         Number of  Percent of
                    Beneficial Owner                       Shares     Total
                    ----------------                     ---------  ----------
Massachusetts Financial Services Company
  500 Boyston Street
  Boston, MA 02116(6)................................... 27,570,863   12.12%

Janus Capital Corporation(2)
  100 Fillmore St., Ste. 400
  Denver, CO 80206...................................... 17,427,680    7.66%

Putnam Investment Management, Inc.(3)
  One Post Office Square, 12th Flr.
  Boston, MA 02109...................................... 15,547,032    6.83%

The Prudential Insurance Company of America(4)
  751 Broad Street
  Newark, NJ 07102...................................... 11,293,013    4.96%

Jennison Associates LLC
  466 Lexington Avenue
  New York, NY 10017(5)................................. 11,199,800    4.92%

John R. Harding (7).....................................    722,734      *

H. Raymond Bingham(7)...................................    658,507      *

John F. Olsen (7).......................................    133,069      *

Shane V. Robison(7).....................................    126,286      *

Kenton C. Murphy........................................          0      *

Carol A. Bartz(7).......................................     80,000      *

Leonard Y.W. Liu, Ph.D.(7)..............................    214,651      *

Donald L. Lucas(7)(8)...................................    323,430      *

Alberto Sangiovanni-Vincentelli, Ph.D.(7)...............    163,496      *

George M. Scalise(7)....................................    167,500      *

John B. Shoven, Ph.D.(7)................................    287,500      *

Roger S. Siboni.........................................          0      *

All executive officers and directors as a group
  (14 persons)(7).......................................  3,134,260    1.36%

--------
 *   Less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership of greater than five percent of the Company's outstanding Common Stock reflects ownership as of December 31, 1998, while beneficial ownership of executive officers and directors is as or March 31, 1999. Applicable percentages are based on 227,566,692 shares outstanding on March 31, 1999, adjusted as required by rules promulgated by the SEC.

(2) The Company has received an amended Schedule 13G dated January 8, 1999, indicating that Janus Capital Corporation holds 17,427,680 shares for which it has shared voting and shared investment power. Janus Capital Corporation filed an amended Schedule 13G dated April 9, 1999, indicating that the reporting persons under its Schedule 13G filings have ceased to be the beneficial owners of more than five percent of the Company's Common Stock.

(3) The Company has received a Schedule 13G dated January 1, 1999 and an amended Schedule 13G dated February 4, 1999, indicating that Putnam Investment Management Inc. holds 15,547,032 shares for which it has shared investment power and 316,410 shares for which it has shared voting power.

(4) The Company has received a Schedule 13G dated February 1, 1999, indicating that The Prudential Insurance Company of America, holds 868,650 shares for which it has sole voting power, 9,846,063 shares for which it has shared voting power, 868,650 shares for which it has sole investment power and 10,421,363 shares for which it has shared investment power and 2,598,000 shares for which it has sole voting power.

(5) The Company has received a Schedule 13G dated February 11, 1999, indicating that Jennison Associates LLC holds 11,199,800 shares for which it has shared investment power, 2,598,900 shares for which it has sole voting power and 8,025,600 shares for which it has shared voting power.

(6)  The Massachusetts Financial Services Company ("MFS") filed with the SEC a
     Schedule 13G dated February 11, 1999, indicating that MFS holds 27,570,863 shares for which it has sole investment power and 27,395,613 shares for which is has sole voting power.

(7) Includes shares which certain executive officers and directors of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options as follows: John R. Harding, 711,804 shares; John F. Olsen, 132,031 shares; H. Raymond Bingham, 665,932 shares; Shane V. Robison, 124,529 shares; Carol A. Bartz, 80,000 shares; Leonard Y. W. Liu, Ph.D., 202,500 shares; Donald L. Lucas, 262,500 shares; Alberto Sangiovanni-Vincentelli, Ph.D., 151,537 shares; George M. Scalise, 157,500 shares; John B. Shoven, Ph.D., 277,500 shares; and all executive officers and directors as a group, 3,000,372 shares.

(8) Includes 60,930 shares held under a trust agreement for the benefit of Mr. Lucas and his wife.

Item 13. Certain Relationships and Related Transactions

  The Company's Bylaws provide that the Company shall indemnify its directors, officers and employees to the fullest extent permitted by Delaware General Corporation Law. The Company's Bylaws also authorize the Board of Directors of the Company to cause the Company to enter into indemnification contracts with its directors, officers and employees and to purchase insurance on behalf of any person it is permitted to indemnify. Pursuant to these provisions of the Company's Bylaws, the Company has entered into indemnity agreements
(the "Indemnity Agreements") with each of Messrs. Harding, Olsen, Bingham, Robison and Murphy (the "Executive Officers").

  Each Indemnity Agreement provides, among other things, that the Company will indemnify each Executive Officer to the extent provided therein, for expenses, witness fees, damages, judgments, fines and amounts paid in settlement and any other amounts that the Executive Officer becomes legally obligated to pay because of any claim or claims made against or by him in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, arbitrational, administrative or investigative, to which the Executive Officer is or may be made a party by reason of his position as a director, officer, employee or other agent of the Company, and otherwise as may be provided to the Executive Officer by the Company under the non-exclusivity provisions of the Delaware General Corporation Law and the Company's Bylaws.

  All transactions from January 4, 1998 to the present between the Company and any current executive officer or director have been approved by a majority of the disinterested members of the Company's Board of Directors. Any future transactions with officers, directors or affiliates will be approved by a majority of the disinterested members of the Board of Directors and will be on terms that are no less favorable to the Company than could be obtained from unaffiliated third parties and that may reasonably be expected to benefit the Company.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CADENCE DESIGN SYSTEMS, INC.

                                                  /s/ John R. Harding
                                          By: _________________________________
                                                      John R. Harding
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                             Title                     Date
              ---------                             -----                     ----

       /s/ John R. Harding            President, Chief Executive         April 16, 1999
_____________________________________  Officer and Director (Principal
           John R. Harding             Executive Officer)

     /s/ H. Raymond Bingham           Executive Vice President, Chief    April 16, 1999
_____________________________________  Financial Officer and Director
         H. Raymond Bingham            (Principal Financial Officer)

       /s/ William Porter             Corporate Vice President,          April 16, 1999
_____________________________________  Controller and Assistant
           William Porter              Secretary (Principal Accounting
                                       Officer)

       /s/ Donald L. Lucas            Director                           April 16, 1999
_____________________________________
           Donald L. Lucas

         /s/ Carol Bartz              Director                           April 16, 1999
_____________________________________
             Carol Bartz

    /s/ Dr. Leonard Y. W. Liu         Director                           April 16, 1999
_____________________________________
        Dr. Leonard Y. W. Liu

    /s/ Dr. Alberto Sangiovanni-      Director                           April 16, 1999
             Vincentelli
_____________________________________
 Dr. Alberto Sangiovanni-Vincentelli

      /s/ George M. Scalise           Director                           April 16, 1999
_____________________________________
          George M. Scalise

     /s/ Dr. John B. Shoven           Director                           April 16, 1999
_____________________________________
         Dr. John B. Shoven

        /s/ Roger Siboni              Director                           April 16, 1999
_____________________________________
            Roger Siboni