Form 10-Q
period 1999-04-03
CADENCE DESIGN SYSTEMS INC
filed 1999-05-18
CIK 813672

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ______________________

                                  FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

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


At May 7, 1999, there were 218,433,848 shares of the registrant's common stock, $0.01 par value, outstanding.

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX


                                                                         Page
                                                                       --------
PART  I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements:

             Condensed Consolidated Balance Sheets:
               April 3, 1999 and January 2, 1999...............           3

             Condensed Consolidated Statements of Operations:
               Three Months Ended April 3, 1999 and April 4,
               1998............................................           4

             Condensed Consolidated Statements of Cash Flows:
               Three Months Ended April 3, 1999 and April 4,
               1998............................................           5

             Notes to Condensed Consolidated Financial
               Statements......................................           6

 Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations...          10


 Item 3.     Quantitative and Qualitative Disclosures About              27
               Market Risk.....................................


PART  II.    OTHER INFORMATION

 Item 1.     Legal Proceedings.................................          31

 Item 2.     Changes in Securities and Use of Proceeds.........          32

 Item 3.     Defaults Upon Senior Securities...................          32

 Item 4.     Submission of Matters to a Vote of Security                 32
             Holders...........................................

 Item 5.     Other Information.................................          32

 Item 6.     Exhibits and Reports on Form 8-K..................          32


Signatures   ..................................................          34

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                        CADENCE DESIGN SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                      ASSETS
                                                      April 3,        January 2,
                                                        1999             1999
                                                   ---------------  ---------------
                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents.....................      $  203,777       $  183,066
   Short-term investments........................          13,131           26,686
   Receivables, net..............................         252,113          277,599
   Prepaid expenses and other....................          98,902           92,359
                                                       ----------       ----------
     Total current assets........................         567,923          579,710

Property, plant, and equipment, net..............         278,453          262,675
Software development costs, net..................          12,039           13,045
Acquired intangibles, net........................         289,796          282,489
Installment contract receivables.................         105,297          100,529
Other assets.....................................         164,842          167,510
                                                       ----------       ----------
                                                       $1,418,350       $1,405,958
                                                       ==========       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current portion of capital
    leases.......................................      $    1,230       $    1,273
   Accounts payable and accrued liabilities......         158,794          211,220
   Income taxes payable..........................           7,359           19,133
   Deferred revenue..............................         102,677           96,286
                                                       ----------       ----------
     Total current liabilities...................         270,060          327,912
                                                       ----------       ----------

Long-term Liabilities:
   Long-term debt and capital leases.............          86,083          136,380
   Deferred income taxes.........................          69,097           58,927
   Minority interest liability...................             240              377
   Other long-term liabilities...................          24,306           24,883
                                                       ----------       ----------
     Total long-term liabilities.................         179,726          220,567
                                                       ----------       ----------

Stockholders' Equity:
   Preferred stock...............................         - - - -          - - - -
   Common stock and capital in excess of par
    value........................................         764,848          725,325
   Treasury stock at cost (6,367 and 10,147
    shares, respectively)........................        (200,685)        (219,417)
   Retained earnings.............................         412,694          360,916
   Accumulated other comprehensive loss..........          (8,293)          (9,345)
                                                       ----------       ----------
     Total stockholders' equity..................         968,564          857,479
                                                       ----------       ----------
                                                       $1,418,350       $1,405,958
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

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                   ----------------------------
                                                     April 3,       April 4,
                                                       1999           1998
                                                   -------------  -------------

Revenue:
 Product.........................................      $166,095       $154,049
 Services........................................        70,560         52,302
 Maintenance.....................................        68,579         63,872
                                                       --------       --------

   Total revenue.................................       305,234        270,223
                                                       --------       --------

Costs and expenses:
 Cost of product.................................        12,971         11,844
 Cost of services................................        46,492         39,601
 Cost of maintenance.............................        10,700         10,343
 Amortization of acquired intangibles............        12,457            546
 Marketing and sales.............................        70,168         69,245
 Research and development........................        45,201         41,707
 General and administrative......................        16,484         16,521
 Unusual items...................................        14,192         60,857
                                                       --------       --------

   Total costs and expenses......................       228,665        250,664
                                                       --------       --------

     Income from operations......................        76,569         19,559

Other income (expense), net......................          (605)         2,619
                                                       --------       --------

     Income before provision for income taxes....        75,964         22,178

Provision for income taxes.......................        24,186         22,537
                                                       --------       --------

     Net income (loss)...........................      $ 51,778       $   (359)
                                                       ========       ========

Basic net income (loss) per share................         $0.24   $    - - - -
                                                       ========
Diluted net income (loss) per share..............         $0.22   $    - - - -
                                                       ========

Weighted average common shares outstanding.......       217,092        210,014
                                                       ========       ========
Weighted average common and potential common
 shares outstanding-assuming dilution............       233,791        210,014
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

                         CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                   ----------------------------------
                                                                                       April 3,          April 4,
                                                                                         1999              1998
                                                                                   ----------------  ----------------
Cash and Cash Equivalents at Beginning of Period                                          $183,066         $ 207,024
                                                                                          --------         ---------
Cash Flows from Operating Activities:
 Net income (loss)...............................................................           51,778              (359)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.................................................           35,697            18,854
   Deferred income taxes.........................................................           19,185             3,961
   Write-off of software development costs, net..................................              640           - - - -
   Write-off of prepaid expenses and other.......................................              642           - - - -
   Write-off of equipment, acquired intangibles, and other assets................            2,684               920
   Write-off of acquired in-process technology...................................            8,900            56,900
   Change in other long-term liabilities and minority interest expense...........             (769)            4,817
   Equity income from investments................................................              (75)              (17)
   Provisions for doubtful accounts..............................................            2,019           - - - -
   Non-cash restructuring charges................................................            1,564               452
   Changes in operating assets and liabilities, net of effect of acquired businesses:
     Receivables.................................................................          (37,980)            7,714
     Prepaid expenses and other..................................................           (7,108)           23,390
     Installment contract receivables............................................            9,538            (4,126)
     Accounts payable and accrued liabilities....................................          (42,336)          (44,084)
     Income taxes payable........................................................            3,257            23,649
     Deferred revenue............................................................            4,822            10,543
                                                                                          --------         ---------
       Net cash provided by operating activities.................................           52,458           102,614
                                                                                          --------         ---------

Cash Flows from Investing Activities:
 Maturities of short-term investments--held-to-maturity..........................           13,596            24,180
 Purchases of short-term investments--held-to-maturity...........................              (41)          (23,258)
 Maturities of short-term investments--available-for-sale........................          - - - -           189,150
 Purchases of short-term investments--available-for-sale.........................          - - - -          (206,150)
 Purchases of property, plant, and equipment.....................................          (32,021)          (30,890)
 Capitalization of software development costs....................................           (6,394)           (5,453)
 Increase in acquired intangibles and other assets...............................           (9,934)          (12,804)
 Investment in venture capital partnership.......................................           (3,289)           (2,220)
 Net cash paid for acquisitions..................................................           (1,632)          (51,313)
                                                                                          --------         ---------
       Net cash used for investing activities....................................          (39,715)         (118,758)
                                                                                          --------         ---------

Cash flows from financing activities:
 Proceeds from long-term debt....................................................           30,000           - - - -
 Principal payments on long-term debt and capital leases.........................          (80,306)             (879)
 Sale of common stock............................................................           29,843            23,559
 Purchases of treasury stock.....................................................          (20,784)          (33,010)
 Proceeds from transfer of financial assets in exchange for cash.................           48,244           - - - -
                                                                                          --------         ---------
       Net cash provided by (used for) financing activities......................            6,997           (10,330)
                                                                                          --------         ---------

Effect of exchange rate changes on cash..........................................              971            (1,335)
                                                                                          --------         ---------
Increase (decrease) in Cash and Cash Equivalents.................................           20,711           (27,809)
                                                                                          --------         ---------
Cash and Cash Equivalents at End of Period.......................................         $203,777         $ 179,215
                                                                                          ========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Basis of Presentation

  The condensed consolidated financial statements included herein have been prepared by Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cadence's annual report on Form 10-K for the fiscal year ended January 2, 1999.

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

  Certain amounts in the condensed consolidated financial statements as of January 2, 1999 and for the three months ended April 4, 1998, have been reclassified to conform with the 1999 presentation.

Acquisitions

  In January 1999, Cadence acquired all of the outstanding stock of Design Acceleration, Inc. (DAI) for approximately 0.6 million shares of Cadence's common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $24.1 million were acquired. The results of operations of DAI and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's condensed financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

  Management estimates that $8.9 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the condensed consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue, and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

  Comparative pro forma financial information has not been presented because the results of operations of DAI were not material to Cadence's condensed consolidated financial statements.

Unusual Items and Restructuring

  A summary of unusual items and restructuring charges follows:

                                                      Three Months Ended
                                                   ------------------------
                                                    April 3,     April 4,
                                                      1999         1998
                                                   -----------  -----------
(In thousands)
Write-off of acquired in-process technology......      $ 8,900      $56,900
Asset impairment.................................        3,107      - - - -
Restructuring charges............................        2,185        3,957
                                                       -------      -------
   Total unusual items...........................      $14,192      $60,857
                                                       =======      =======

 Acquisitions and In-Process Technology

  In connection with the acquisition of DAI, Cadence immediately charged to expense $8.9 million representing in-process technology that had not yet reached technological feasibility and had no alternative future use. See
"Acquisitions."

 Asset Impairment and Restructuring

  In the first quarter of 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that will no longer be used by its design services business and capitalized software development costs associated with Cadence products that will no longer be sold. The impairment loss recorded was the amount by which the carrying amount of the intangible assets exceeded fair market value.

  In addition, Cadence recorded $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the costs of excess personnel in its services business, and Cadence anticipates that the actions taken in the first quarter of 1999 will save an estimated additional $0.6 million in fiscal 1999. All termination notices and benefits were communicated to the affected employees prior to quarter-end and all severance benefits are expected to be paid in 1999.

  The following table summarizes the Company's restructuring activity during the first quarter of 1999:

                                                            For the Three Months Ended April 3, 1999
                                    ----------------------------------------------------------------------------------------
                                       Severance
                                          and              Excess            Other
                                        Benefits         Facilities      Restructuring         Assets            Total
                                    ----------------  ----------------  ----------------  ----------------  ----------------
(In thousands)
Balance, January 2, 1999..........          $13,114           $14,496            $2,213           $11,304           $41,127
 1999 restructuring charges.......            2,185           - - - -           - - - -           - - - -             2,185
 Non-cash charges.................             (216)             (121)             (554)             (673)           (1,564)
 Cash charges.....................           (6,111)           (2,044)             (708)             (448)           (9,311)
                                            -------           -------            ------           -------           -------
Balance, April 3, 1999............          $ 8,972           $12,331            $  951           $10,183           $32,437
                                            =======           =======            ======           =======           =======

Comprehensive Income (Loss)

  "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                                      Three Months Ended
                                                   -------------------------
                                                    April 3,      April 4,
                                                      1999          1998
                                                   -----------  ------------
(In thousands)
Net income (loss)................................      $51,778      $  (359)
Translation income (loss)........................        1,052       (1,206)
                                                       -------      -------
Comprehensive income (loss)......................      $52,830      $(1,565)
                                                       =======      =======

Net Income (Loss) Per Share

  Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average shares of common stock outstanding and the incremental number of potential common shares issuable upon the exercise of outstanding common stock options, warrants, contingent isuances of common stock, and put warrants computed using the treasury stock method. For periods in which Cadence had losses, potential common shares from common stock options, warrants, contingent issuances of common stock, and put warrants are excluded from the computation of diluted net loss per share as their effect is antidilutive.

  The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                    Three Months Ended
                                                   --------------------
                                                    April 3,   April 4,
                                                      1999       1998
                                                   ---------  ---------
(In thousands)
Weighted average common shares used to calculate
 basic net income (loss) per share...............    217,092    210,014

       Options...................................     16,123    - - - -
       Puts......................................        401    - - - -
       Warrants and other contingent common              175    - - - -
        shares...................................    -------    -------
Weighted average common and potential common
 shares used to calculate diluted net income         233,791    210,014
 (loss) per share................................    =======    =======


     If Cadence recorded net income in the first quarter of 1998, dilutive weighted average outstanding options would have been 24.7 million shares and weighted average outstanding warrants and other dilutive contingent common shares would have been 0.2 million shares.

Contingencies

 Refer to Part II, Item 1 for a description of legal proceedings.

Put Warrants and Call Options

  Cadence has authorized two seasoned systematic stock repurchase programs under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan (ESPP) and the 1997 Nonstatutory Stock Option Plan (the 1997 Plan). Such repurchases are intended to cover Cadence's expected reissuances under the ESPP and the 1997 Plan for the next 12 months and 24 months, respectively.

  As part of its authorized repurchase programs, Cadence has sold put warrants through private placements. At April 3, 1999, there were 2.9 million put warrants outstanding, each of which entitles the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $20.88 to $35.14 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy shares of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At April 3, 1999, Cadence had
2.1 million call options outstanding at prices ranging from $21.13 to $35.39 per share. The put warrants and call options outstanding at April 3, 1999 are exercisable on various dates through November 1999, and Cadence has the contractual ability to settle the options prior to their maturity. At April 3, 1999, the fair value of the call options was approximately $8.8 million and the fair value of the put warrants was approximately $17.3 million. The fair value of the put warrants and call options was estimated by Cadence's investment advisors.

  If exercised, Cadence has the right to settle the put warrants with Cadence common stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence's common stock. At April 3, 1999, Cadence had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

Segment Reporting

  In 1998, Cadence adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence currently has three operating segments: Products, Services, and Maintenance. Cadence's chief operating decision making group is the Executive Staff, which is comprised of the Chief Executive Officer and Executive Vice Presidents.

  Cadence's business activities are organized on the basis of differences in its related products and services. The Products segment designs and sells a variety of electronic design automation software tools that are licensed to customers. The Services segment offers design and methodology services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment is primarily a technical support organization, and maintenance agreements are offered to customers either as part of our product license agreements or separately. Cadence's organizational structure reflects this segmentation, and segments have not been aggregated for purposes of this disclosure.

  Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes operating expenses, unusual items, other income, net, and income taxes.

Profitability information about Cadence's segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no intersegment revenue or expenses.

  Cadence's management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence's Executive Staff to make decisions about resources to be allocated among the segments and when assessing their performance. Depreciation and amortization is allocated among the segments in order to determine each segments' gross margin.

  The following tables present information about reported segments for the three months ended April 3, 1999 and April 4, 1998:

                                     For the Three Months Ended April 3, 1999
                       ---------------------------------------------------------------------
                         Product      Services    Maintenance      Other           Total
                       ------------  -----------  -----------  --------------  -------------
(In thousands)
 Revenue.............      $166,095      $70,560      $68,579      $ - - - -       $305,234
 Cost of revenue.....        12,971       46,492       10,700        - - - -         70,163
 Amortization of
  acquired
  intangibles........        11,062        1,395      - - - -        - - - -         12,457
                           --------      -------      -------      ---------       --------

   Gross margin......       142,062       22,673       57,879        - - - -        222,614
 Marketing and sales.       - - - -      - - - -      - - - -        (70,168)       (70,168)
 Research and               - - - -      - - - -      - - - -        (45,201)       (45,201)
  development........
 General and                - - - -      - - - -      - - - -        (16,484)       (16,484)
  administrative.....
 Unusual items.......       - - - -      - - - -      - - - -        (14,192)       (14,192)
 Other expense, net..       - - - -      - - - -      - - - -           (605)          (605)
                           --------      -------      -------      ---------       --------
 Income (loss)
  before provision
  for income taxes...      $142,062      $22,673      $57,879      $(146,650)      $ 75,964
                           ========      =======      =======      =========       ========

                                      For the Three Months Ended April 4, 1998
                       ---------------------------------------------------------------------
 Revenue.............      $154,049      $52,302      $63,872      $ - - - -       $270,223
 Cost of revenue.....        11,844       39,601       10,343        - - - -         61,788
 Amortization of
  acquired
  intangibles........           493           53      - - - -        - - - -            546
                           --------      -------      -------      ---------       --------
   Gross margin......       141,712       12,648       53,529        - - - -        207,889
 Marketing and sales.       - - - -      - - - -      - - - -        (69,245)       (69,245)
 Research and
  development........       - - - -      - - - -      - - - -        (41,707)       (41,707)
 General and
  administrative.....       - - - -      - - - -      - - - -        (16,521)       (16,521)
 Unusual items.......       - - - -      - - - -      - - - -        (60,857)       (60,857)
 Other income, net...       - - - -      - - - -      - - - -          2,619          2,619
                           --------      -------      -------      ---------       --------
 Income (loss)
  before provision
  for income taxes...      $141,712      $12,648      $53,529      $(185,711)      $ 22,178
                           ========      =======      =======      =========       ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere herein. Except for the historical information contained herein, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Cadence's actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Liquidity and Capital Resources," "Year 2000 Update," "Factors That May Affect Future Results," and "Disclosures about Market Risk."

Overview

         Cadence provides software technology and comprehensive design and methodology services and technology for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation (EDA) software technology and provides a variety of professional services to companies throughout the world ranging from methodology services to help optimize performance of the customer's product to design services to create the actual design of the electronic system for the customer's product. Cadence is a supplier of "design realization" solutions, which are used by companies to design and develop complex chips and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

         In January 1999, Cadence acquired all of the outstanding stock of Design Acceleration, Inc. (DAI) for approximately $0.6 million shares of Cadence's common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. DAI is a supplier of design verification technology used in system-on-a-chip design.

         In December 1998, Cadence entered into a merger agreement with Quickturn Design Systems, Inc. (Quickturn). Quickturn designs, manufactures, sells and supports products that verify the design of computer chips and electronic systems. Cadence will acquire Quickturn in a tax-free, stock-for-stock transaction. Each share of Quickturn common stock will be converted into $15 worth of Cadence common stock. Cadence common stock will be valued at the average of its closing prices over a five day period that ends before the second business day before the merger closes. There were 18,416,484 shares of Quickturn common stock outstanding as of April 30, 1999. In addition, Cadence will assume outstanding stock options and warrants of Quickturn. The merger is expected to be accounted for as a pooling of interests. The consummation of the merger is subject to various conditions, including the approval of Quickturn's stockholders. A meeting of Quickturn's stockholders to vote on approval of the merger is scheduled for May 21, 1999. If the approval of Quickturn's stockholders is obtained, Cadence anticipates that the closing will occur shortly thereafter. There can be no assurance that stockholder approval will be obtained, or the other conditions will be satisfied, and that the merger will be consummated.


Results of Operations

 Revenue
                                            Three Months Ended
                                          ----------------------
                                           April 3,    April 4,
                                             1999        1998      % Change
                                          ----------  ----------  ----------
  (In millions)
  Product...............................      $166.1      $154.0          8%
  Services..............................        70.6        52.3         35%
  Maintenance...........................        68.5        63.9          7%
                                              ------      ------
    Total revenue.......................      $305.2      $270.2         13%
                                              ======      ======

 Sources of Revenue as a Percent of Total Revenue
  Product...............................         54%         57%

  Services..............................         23%         19%
  Maintenance...........................         23%         24%

        In the first quarter of 1999, product revenue increased $12.1 million or 8%, as compared to the first quarter of 1998. The increase in product revenue for the first quarter of 1999 was primarily attributable to increased demand for synthesis and mixed signal products.

        Services revenue increased $18.3 million or 35% in the first quarter of 1999, as compared to the first quarter of 1998, primarily due to increased demand for Cadence's design and methodology services offerings.

        Maintenance revenue increased $4.6 million or 7% in the first quarter of 1999, as compared to the first quarter of 1998, primarily due to continued growth of the installed customer base and the renewal of maintenance and support contracts.

 Revenue by Geography
                                            Three Months Ended
                                          ----------------------
                                           April 3,    April 4,
                                             1999        1998      % Change
                                          ----------  ----------  -----------
  (In millions)
  Domestic..............................      $113.3      $148.5        (24%)
  International.........................       191.9       121.7         58%
                                              ------      ------
    Total revenue.......................      $305.2      $270.2         13%
                                              ======      ======

 Revenue by Geography as a Percent of Total Revenue

  Domestic..............................         37%         55%
  International.........................         63%         45%

        Total revenue from international sources increased in the first quarter of 1999, as compared to the first quarter of 1998, primarily due to increased demand for products in Europe and Japan, and services in Europe, offset slightly by a decline in products and services in the rest of Asia.

        Differences in the rate of growth of domestic and international revenue, over the periods presented and as compared geographically, are primarily due to fluctuations in demand and resulting sales volume of place-and-route, physical design, and synthesis products as well as consulting and design services offerings. Revenue growth is expected to be slower for the remainder of 1999.

        Foreign currency exchange rates positively affected reported revenue by $4.1 million during the first quarter of 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected reported revenue by $3.7 million during the first quarter of 1998, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Additional information about revenues by geographic area can be found under "Segment Reporting" in the Notes to Condensed Consolidated Financial Statements.

 Cost of Revenue
                                           Three Months Ended
                                          --------------------
                                          April 3,   April 4,
                                            1999       1998      % Change
                                          ---------  ---------  ----------
  (In millions)
  Product...............................      $13.0      $11.8         10%
  Services..............................      $46.5      $39.6         17%
  Maintenance...........................      $10.7      $10.3          3%

 Cost of Revenue as a Percent of Related Revenue

  Product...............................          8%          8%
  Services..............................         66%         76%
  Maintenance...........................         16%         16%

        Cost of product revenue includes costs of production personnel, packaging and documentation, and amortization of capitalized software development costs. Cost of product revenue increased $1.2 million for the first quarter of 1999, primarily due to higher amortization of software development costs, as compared to the first quarter of 1998.

        Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue increased $6.9 million in the first quarter of 1999, as compared to the first quarter of 1998, primarily due to Cadence's continued investment in developing new services offerings and the addition of services professionals, primarily through acquisitions completed in 1998.

        Services gross margin increased for the first quarter of 1999, as compared to 1998, primarily due to increased utilization of services capacity and Cadence's efforts to manage expenses to improve profitability. Services gross margin has been, and may continue to be, adversely affected by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be adversely affected by Cadence's inability to achieve operating efficiencies when implementing a growing number of services offerings.

        Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, and production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue in absolute dollars and as a percent of related revenue remained relatively flat in the first quarter of 1999, as compared to the first quarter of 1998.

 Amortization of Acquired Intangibles
                                                    Three Months Ended
                                                   --------------------
                                                   April 3,   April 4,
                                                     1999       1998
                                                   ---------  ---------
  (In millions)
  Amortization of acquired intangibles...........      $12.5      $ 0.5

 Amortization of Acquired Intangibles as a Percent of Total Revenue

  Amortization of acquired intangibles...........          4%          0%


        Amortization of acquired intangibles increased $12 million for the first quarter of 1999, as compared with the first quarter of 1998, as a result of the acquisitions of Ambit Design Systems, Inc. (Ambit), Symbionics Group Limited, Bell Labs' Integrated Circuit Design Automation group of Lucent

Technologies, Inc. (BLDA), and Excellent Design, Inc. in 1998, which were accounted for using the purchase method of accounting.

 Operating Expenses

                                           Three Months Ended
                                          --------------------
                                          April 3,   April 4,
                                            1999       1998      % Change
                                          ---------  ---------  ----------
  (In millions)
  Marketing and sales...................      $70.2      $69.2          1%
  Research and development..............      $45.2      $41.7          8%
  General and administrative............      $16.5      $16.5          0%

 Expenses as a Percent of Total Revenue

  Marketing and sales...................         23%         26%
  Research and development..............         15%         15%
  General and administrative............          5%          6%

        Marketing and sales expenses increased $1 million in the first quarter of 1999, as compared to the first quarter of 1998, primarily attributable to an increase in sales support costs in Japan, partially offset by a decrease in sales commissions. Foreign currency exchange rates negatively affected reported marketing and sales expenses by $0.5 million during the first quarter of 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. During the first quarter of 1998, foreign currency exchange rates positively affected marketing and sales expenses by $1.7 million , primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

        Cadence's investment in research and development, prior to the reduction for capitalization of software development costs, was $51.6 million and $47.2 million for the first quarters of 1999 and 1998, respectively, representing 17% of total revenue for each quarter. The increase in net research and development expenses for the first quarter of 1999 was primarily attributable to employee and other costs related to the acquisition and operations of Ambit and BLDA. Cadence capitalized $6.4 million and $5.5 million of software development costs for each of the first quarter of 1999 and 1998, respectively, which represented 12% of total research and development expenditures made in each of those periods. The increase in capitalized software development costs for the first quarter of 1999 resulted primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

        General and administrative expenses remained relatively flat in the first quarter of 1999, as compared to the same period of the prior year.

 Unusual Items

        The following table presents information regarding unusual items for the quarters ended April 3, 1999 and April 4, 1998:

                                                    Three Months Ended
                                                   --------------------
                                                   April 3,   April 4,
                                                     1999       1998
                                                   ---------  ---------
(In millions)
Write-off of acquired in-process technology......      $ 8.9      $56.9
Asset impairment.................................        3.1    - - - -
Restructuring charges............................        2.2        4.0
                                                       -----      -----
       Total unusual items.......................      $14.2      $60.9
                                                       =====      =====

  Acquisitions and In-Process Technology

        In January 1999, Cadence acquired all of the outstanding stock of Design Acceleration, Inc. (DAI) for approximately 0.6 million shares of Cadence's common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $24.1 million were acquired.

        Upon consummation of the DAI acquisition, Cadence immediately charged to expense $8.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Condensed Consolidated Financial Statements." The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology under development is expected to be commercially viable in 1999. Expenditures to complete the in-process technology is expected to total approximately $0.7 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

        At the time of its acquisition by Cadence, DAI was working on several significant research and development projects that were intended to provide a next generation environment for design verification and analysis. These efforts included the development of a highly automated approach for high-level test bench creation and analysis, a waveform viewer capable of supporting analog and mixed signal designs and a tool designed to analyze verification code coverage at the transactional level. The nature of the efforts to complete these in-process research and development projects relate, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed in-process technologies meet their design specifications, which include functional, technical, and economic performance requirements.

        The net cash flows generated by the projects underway at DAI, which were used to value the acquired in-process technology, were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size for which these projects are addressing, Cadence's ability to gain market acceptance for these projects, and the life cycle of in-process technology.

        Estimated total revenues from the acquired in-process product areas peak in years 2001-2002 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $11.4 million. The net cash flows generated from the in-process technology are expected to reflect earnings before interest, taxes, and depreciation of approximately 60% for the sales generated from in-process technology. There can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefits of this acquisition. See "Factors That May Affect Future Results."

        The discount applied to the net cash flows to calculate the present value of such net cash flows was based on the weighted average cost of capital
(WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of the enterprise. The discount rate used to discount the net cash flows from purchased in-process technology was 22%. These discount rates are sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

        As evidenced by their continued support for research and development projects, management believes Cadence is well positioned to successfully complete each of these projects. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success. If these projects are not successfully developed, Cadence's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

        To date, DAI's results have not differed significantly from the forecast assumptions. In addition, Cadence's research and development expenditures since the acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of plans in its role in Cadence's suite of design systems and tools. The risks associated with the research and development are still considered high and no assurance can be made that future products will meet market expectations.

        In the three months ended April 4, 1998, Cadence acquired all of the outstanding stock of Excellent Design, Inc., a Japanese corporation (EXD) and Symbionics Group Limited, a U.K corporation (Symbionics).

        The total purchase price of EXD was $40.9 million, and the acquisition was accounted for as a purchase. EXD provides application-specific integrated circuit and system-on-a-chip (SOC) design and library development.

        Upon consummation of the EXD acquisition, Cadence immediately charged to expense $28.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete these projects were expected to total approximately $7 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

        The total purchase price of Symbionics was $46.1 million, and the acquisition was accounted for as a purchase. Symbionics provides product development design services to leading electronic manufacturers.

        Upon consummation of the Symbionics acquisition, Cadence immediately charged to expense $28.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete these projects were expected to total approximately $6 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

        To date, EXDs' and Symbionics' results have not differed significantly from the forecast assumptions. Cadence's research and development expenditures since the acquisitions have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of plans in its role in Cadence's suite of design systems and tools. The risks associated with the research and development are still considered high and no assurance can be made that future products will meet market expectations.

  Asset Impairment and Restructuring

        In the first quarter of 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that will no longer be used by its design services business and capitalized software development costs associated with Cadence products that will no longer be sold. The impairment loss recorded was the amount by which the carrying amount of the intangible assets exceeded fair market value.

        In addition, Cadence recorded $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the cost of excess personnel in its services business, and Cadence anticipates that the actions taken in the first quarter of 1999 will save an estimated additional $0.6 million in fiscal 1999. All termination notices and benefits were communicated to the affected employees prior to quarter-end and all severance benefits are expected to be paid in 1999.

        Actual amounts of termination benefits, facilities, and other restructuring related payments can be found in Notes to Condensed Consolidated Financial Statements under "Asset Impairment and Restructuring."

 Other Income (Expense) and Income Taxes

        Other income (expense) decreased $3.2 million in the first quarter of 1999, as compared to the first quarter of 1998, primarily due to the decrease in interest income of $2.1 million and an increase in interest expense of $0.8 million. The decrease in interest income was due to a lower average balance of invested cash and short-term investments and lower interest rates. The increase in interest expense was due to borrowings against Cadence's unsecured credit facility.

        Cadence's estimated effective tax rate in the first quarter of 1999 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $8.9 million, which is not deductible for income tax purposes. The effective tax rate for the first quarter of 1998 was also 28.5%.

Year 2000 Update

        The Year 2000 computer issue creates risks for Cadence, the full extent and scope of which have not yet been fully assessed. In the event that internal products and systems, or those products and systems provided by, or utilized by, third parties do not correctly recognize and process date data information beyond the year 1999, it could have a material adverse effect on Cadence's business, operating results and financial condition.

        To address Year 2000 issues, Cadence initiated a program designed to address the most critical Year 2000 items that would affect Cadence's products, its worldwide business systems, and the operations of the following functions: research and development, finance, sales, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel. Cadence is also creating a plan to work with critical suppliers and customers to determine that such suppliers' and customers' operations and the products and services they provide are Year 2000 capable or to monitor their progress towards Year 2000 capability. Cadence has commenced work on contingency plans to address potential problems with its internal systems and with suppliers, customers, and other third parties.

        In 1997, Cadence commenced a program to inventory, assess, remediate, and test the Year 2000 capability of its products. As a result of those efforts, Cadence believes that the most current release of Cadence's software products, as set forth in the Year 2000 Software Compliance List (available on Cadence's web site), are Year 2000 Compliant. Cadence uses the term "Year 2000 Compliant" to mean that the software will not: (A) cease to perform due solely to a change in date to or after January 1, 2000, or (B) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values, and date data interfaces. Cadence does not believe that customers are using a significant amount of products that are not determined to be Year 2000 Compliant. Cadence continues to further validate current products, as well as new products, products acquired through acquisitions and releases through testing and code reviews. All Cadence Year 2000 activities concerning Cadence's products are expected to be completed by October 1999.

        In 1995, Cadence also commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems are expected to make approximately 70% of Cadence's business computer systems Year 2000 Compliant. In addition, during September 1997, Cadence commenced an investigation of the condition of Year 2000 readiness for all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues. As of February 1999, of the 60 business application systems that had been identified, 54 had been modified or replaced and determined to be Year 2000 ready. Recently, Cadence has identified additional areas requiring Year 2000 assessment, remediation and testing, specifically software interfaces, and applications used to interact with vendors, as well as applications that are unique to the various international operations. Cadence expects that all business critical applications will be Year 2000 Compliant by the third quarter of 1999.

        In July 1998, Cadence established a cross functional Year 2000 Project Team to identify and resolve all remaining Year 2000 readiness issues. The primary remaining issues consist of assessing the Year 2000 impact for outside vendors, customers, facilities, and the remaining internal business systems that are not yet assessed as Year 2000 compliant. Project plans have been developed and include the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. It is expected that all Year 2000 project inventories will be completed by the end of the second quarter of 1999. This effort is being followed by each business function conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered. The assessment efforts are estimated to be completed by the second quarter of 1999. The remediation (modification or replacement of existing software or systems) efforts are expected to be completed by the third quarter of 1999 and the testing phases of the Year 2000 Project Plans are expected to take place throughout most of 1999 and estimated to be completed, for all business critical items, by the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000.

        It is estimated that the 1999 budget for Year 2000 related costs to resolve remaining readiness issues will be approximately $13 million. The costs of implementing the SAP, PeopleSoft and Siebel business application systems are not included in these cost estimates. The total cost associated with required modifications to become Year 2000 compliant is not expected to have a material adverse effect on Cadence's business, operating results, and financial condition. Cadence's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, implementation success, and other factors. New developments may occur that could affect Cadence's estimates for Year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

        Readers are cautioned that the foregoing discussion regarding Year 2000 Update contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of Cadence. Such failures could materially and adversely affect Cadence's business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of remediation and testing for the remaining internal business systems that are not yet assessed as Year 2000 Compliant, Cadence is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on Cadence's business, operating results, or financial condition.

        Cadence's risks associated with non-information technology systems and embedded systems are generally limited to systems that typically involve environmental control systems, interruptible power systems, elevator systems, and security systems. Cadence feels confident that through its research, testing, and corrective actions, any Year 2000 problems caused by these systems will not have a material adverse effect on its business, operating results, or financial condition.

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

        The Year 2000 Project is expected to significantly reduce Cadence's level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations and external agents. In addition, Cadence believes that the current Year 2000 activities surrounding Cadence's software products and internal systems have significantly reduced the risk of any interruption caused by any Year 2000 issues in these areas. However, because of uncertainties with Year 2000 issues, Cadence is currently unable to determine whether and to what extent the Year 2000 problem will harm its business, operating results, or financial condition.

Liquidity and Capital Resources

        At April 3, 1999, Cadence's principal sources of liquidity consisted of $216.9 million of cash and short-term investments, compared to $209.8 million at January 2, 1999, and a $355 million senior unsecured credit facility. As of April 3, 1999, Cadence had outstanding borrowings of $85 million under its revolving credit facility.

        Cash provided by operating activities decreased $50.2 million to $52.5 million for the first quarter of 1999, as compared to the first quarter of 1998. The decrease was primarily due to decreases in net income before unusual items, increases in other non-cash charges, and changes in the balances of operating assets and liabilities.

        At April 3, 1999, Cadence had net working capital of $297.9 million compared with $251.8 million at January 2, 1999. The working capital increase was driven primarily by decreases in accounts payable and accrued liabilities of $52.4 million and income taxes payable of $11.8 million, and an increase in cash and cash equivalents and short-term investments of $7.2 million, partially offset by a decrease in receivables of $25.5 million. The decrease in accounts payable and accrued liabilities was primarily attributable to payments made for commissions, taxes, bonuses, and stock purchased under Cadence's Employee Stock Purchase Plan. The decrease in receivables was due primarily to increased financing of receivables as installment contract receivables to certain financing institutions on a non-recourse basis.

        In addition to its short-term investments, Cadence's primary investing activities consisted of purchases of property, plant, and equipment, acquired intangibles and other assets, capitalization of software development costs, venture capital partnership investments, and acquisitions, which combined represented $53.3 million and $102.7 million of cash used for investing activities in the first quarters of 1999 and 1998, respectively.

        In the first quarter of 1999, Cadence completed the construction of a new building and improvements on its San Jose, California campus with an estimated total cost of approximately $16.3 million. Also in the first quarter of 1999, Cadence purchased an additional facility adjacent to its San Jose, California campus for $27.5 million, which it expects to occupy in the third quarter of 1999. Additionally, the construction of a new Cadence design center in Scotland was commenced in 1998.

        In connection with and prior to the consummation of the merger with Quickturn, Cadence will rescind its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase programs for Cadence's 1997 Plan and ESPP.

        Since 1994, Cadence has sold put warrants and purchased call options through private placements. See "Notes to Condensed Consolidated Financial Statements." At April 3, 1999, Cadence has a maximum potential obligation related to put warrants to buy back 2.9 million shares of its common stock at an aggregate price of approximately $84 million. The put warrants will expire at various dates through November 1999, and Cadence has the contractual ability to settle the options prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

        Anticipated cash requirements for the remainder of 1999 include the purchase of treasury stock through Cadence's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $120 million.

        As part of its overall investment strategy, Cadence has committed to invest $50 million in a venture capital partnership as a limited partner over the next three to four years. As of April 3, 1999, Cadence had contributed approximately $29.3 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating losses.

        Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its $355 million revolving credit facility will be sufficient to meet its working capital requirements on a short- and long-term basis.

Factors That May Affect Future Results

 Cadence lacks long-term experience in its electronics design and methodology services business

        Cadence only recently began to focus on offering electronics design and methodology services and therefore may not be as experienced in this business as others. The market for these services is relatively new and rapidly evolving. Cadence's failure to succeed in these services businesses may seriously harm Cadence's business, operating results, and financial condition.

 The success of Cadence's electronic design and methodology services businesses depends on many factors that are beyond its control

        In order to be successful with its electronics design and methodology services, Cadence must overcome several factors that are beyond its control, including the following:

  . Many service contracts generally represent large amounts of revenue. Cadence's electronics design and methodology services contracts generally represent a relatively large amount of revenue per order. Therefore, the loss of individual orders could seriously hurt Cadence's revenue and operating results.

  . Many service contracts are at a fixed price. A substantial portion of these service contracts are fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence's cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence's business, operating results, and financial condition.

  . Cadence's cost of service personnel is high and reduces gross margin. Gross margins represents the difference between the amount of revenue from the sale of services and Cadence's cost of providing those services. Cadence must pay high salaries to professional services personnel to attract and retain them. This results in a lower gross margin than the gross margin in Cadence's software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin.

 Cadence's failure to respond quickly to technological developments could make its products uncompetitive and obsolete

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

 Cadence's failure to obtain software or other intellectual property licenses or adequately protect its proprietary rights could seriously harm its business

        Cadence's success depends, in part, upon its proprietary technology. Many of Cadence's products include software or other intellectual property licensed from third parties, and Cadence may have to seek new or renew existing licenses for this software and other intellectual property in the future. Cadence's design services business also requires it to license software or other intellectual property of third parties. Cadence's failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence's business, operating results, and financial condition.

        Also, Cadence generally relies on patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate, or circumvent these patents. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications or future patents will be sufficiently broad to protect Cadence's technology. Furthermore, the laws of foreign countries may not protect Cadence's proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States.

        Cadence cannot assure you that its reliance on licenses from or to third parties, or patent, copyright, trademark, and trade secret protection, will be enough to be successful and profitable in the industries in which Cadence competes.

 Intellectual property infringement by or against Cadence could seriously harm its business

        There are numerous patents in the electronic design automation software industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer's rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm Cadence's business, operating results, and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence's business, operating results, and financial condition.

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

        In addition, Cadence bases its expense budgets partially on its expectations of future revenue. However, it is difficult to predict revenue levels or growth. Revenue levels that are below Cadence's expectations could seriously hurt Cadence's business, operating results, and financial condition. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of Cadence common stock could decline dramatically. Also, because of the large order size and its customers' buying patterns, Cadence may not learn of revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of Cadence common stock.

        Because Cadence's focus on providing services is relatively recent, it believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, stockholders should not view Cadence's historical results of operations as reliable indicators of its future performance.

 Cadence expects to acquire other companies and may not successfully integrate them

        Cadence has acquired other businesses before and may do so again. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders or that Cadence's management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence's business, operating results, and financial condition:

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

 Cadence's international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

        Cadence has operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 63% for the first quarter of 1999 and approximately 45% for the first quarter of 1998. Cadence also transacts business in various foreign currencies. Recent economic uncertainty and the weakening of foreign currencies in the Asia-Pacific region has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

        Fluctuations in the rate of exchange between U.S. Dollars and the currencies of countries other than the U.S. in which Cadence conducts business could seriously harm its business, operating results, and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. Dollars, it will take more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. Dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. Dollars, an increase in the exchange rate will result in an increase in the price for Cadence's products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence's prices being uncompetitive in markets where business is transacted in the local currency. Cadence's international operations may also be subject to other risks, including:

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

        Foreign currency exchange risk occurs for some of Cadence's foreign operations whose functional currency is the local currency. The primary effect of foreign currency translation on Cadence's results of operations is a reduction in revenue from a strengthening U.S. Dollar, offset by a smaller reduction in expenses. Exchange rate gains and losses on the translation into U.S. Dollars of amounts denominated in foreign currencies are included as a separate component of stockholders' equity.

 Cadence's inability to deal effectively with the conversion to the Euro may negatively impact its marketing and pricing strategies

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

 Failure to obtain export licenses could harm Cadence's business

        Cadence must comply with United States Department of Commerce regulations in shipping its software products and other technologies outside the United States. Although Cadence has not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm Cadence's business, operating results, and financial condition.

 Cadence's inability to compete in its industries could seriously harm its business

        The electronic design automation software and the commercial electronic design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its professional services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors which could affect Cadence's ability to succeed include:

  . The development of competitive software products and design and methodology services could result in a shift of customer preferences away from Cadence's products and services and cause a significant decrease in revenue;

  . The electronics design and methodology services industries are relatively new industries and electronics design companies and manufacturers are only beginning to purchase these services from outside vendors; and

  . There are a significant number of current and potential competitors in the electronic design automation software industry and the cost of entry is low.

        In the electronic design automation software industry, Cadence currently competes with a number of large companies, including Avant! Corporation, Mentor Graphics Corporation, Synopsys, Inc. and Zuken-Redac, and numerous small companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own electronic design automation software. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors like Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and consulting industry.

 Cadence's failure to attract, train, motivate, and retain key employees may harm its business

        The competition for highly skilled employees is intense. Cadence's business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. Cadence's failure to attract, train, motivate, and retain such employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence's business, operating results, and financial condition.

 "Year 2000 computer problems" could interrupt Cadence's business operations.

        The so-called Year 2000 problem occurs when computer programs and embedded microprocessors fail to process date information correctly beginning in 1999. If Cadence experiences a Year 2000 problem, it could result in an interruption in, or a failure of, normal business operations. This could seriously harm Cadence's business, operating results, and financial condition.

        While Cadence has established a Year 2000 project team to identify and resolve its potential Year 2000 issues, Cadence has not fully assessed the risks the Year 2000 problem poses to its business. Cadence believes that its own internally-developed software products generally will not have Year 2000 problems. However, Cadence is uncertain as to the Year 2000 readiness of third-party suppliers and customers, approximately 30% of its internal information business systems, and products acquired through recent acquisitions. Because of these uncertainties, Cadence is currently unable to determine whether and to what extent the Year 2000 problem will harm its business, operating results, or financial condition.

 Anti-takeover defenses in Cadence's charter, by laws, and under Delaware law could prevent an acquisition of Cadence or limit the price that investors might be willing to pay for Cadence common stock

        Provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation could make it difficult for another company to acquire control of Cadence. For example:

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

        The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio and its long-term debt obligations. The carrying value approximates fair value at April 3, 1999. All investments mature in one year or less.

                                                                Average
                                                    Carrying    Interest
                                                     Value        Rate
                                                   ----------  ----------
(In millions, except for average interest rates)
Investment Securities:
   Cash equivalentsfixed rate....................      $ 98.5       4.94%
   Short-term investmentsfixed rate..............        13.1       5.64%
                                                       ------
       Total investment securities...............       111.6       5.02%
   Cash equivalentsvariable rate.................        33.2       3.60%
                                                       ------
       Total interest bearing instruments........      $144.8       4.67%
                                                       ======

Debt:
   Revolving credit facility.....................      $ 85.0       5.44%
                                                       ======

 Interest Rate Swap Risk

        Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At April 3, 1999, the notional amount was $23.8 million which will be amortized in quarterly installments of $2.2 million through October 2001. The estimated fair value at April 3, 1999 was immaterial.

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

        The table below provides information as of April 3, 1999 about Cadence's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to April 15, 1999.


                                                                 Average
                                                    Notional    Contract
Forward Contracts:                                   Amount       Rate
                                                   -----------  ---------
 (In millions, except for average contract rates)
   Japanese yen..................................      $ 54.9      111.98
   British pound sterling........................      $ 14.6        1.63
   Euro..........................................      $(11.2)       1.11
   Swedish krona.................................      $ (4.1)       7.83
   Canadian dollars..............................      $  2.6        1.50
   Hong Kong dollars.............................      $  1.5        7.75


        The unrealized gain (loss) on the outstanding forward contracts at April 3, 1999 was immaterial to Cadence's condensed consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at April 3, 1999 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of Cadence.

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

        The table below provides information at April 3, 1999 about Cadence's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through November 1999 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                               Estimated
                                                      1999       Fair
                                                    Maturity     Value
                                                   ----------  ---------
(Shares and contract amounts in millions)
Put Warrants:
   Shares........................................         2.9
   Weighted average strike price.................      $28.51
   Contract amount...............................      $ 84.0      $17.3
Call Options:
   Shares........................................         2.1
   Weighted average strike price.................      $28.32
   Contract amount...............................      $ 58.1      $ 8.8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

         On January 16, 1996, Avant! filed various counterclaims against Cadence and Joseph B. Costello, Cadence's former President and Chief Executive Officer (Costello), and with leave of the court, on January 29, 1998, filed a second amended counterclaim. The second amended counterclaim alleges, inter alia, that Cadence and Costello had cooperated with the Santa Clara County, California, District Attorney and initiated and pursued its complaint against Avant! for anticompetitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!'s stock price, and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Cadence insiders engaged in illegal insider trading with respect to Avant!'s stock. Cadence and Costello believe that each has meritorious defenses to Avant!'s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!'s counterclaim from Cadence's complaint and stayed the counterclaim pending resolution of Cadence's complaint. The counterclaim remains stayed.

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

         Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results, or financial condition.

         On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California, entitled Spett v. Cadence Design
                                                  -----------------------
Systems, et al, civil action no. C 99-2082.  The action purports to be brought
---------------
on behalf of a class of shareholders who purchased Cadence common stock between November 4,1998 and April 20, 1999, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit arises out of Cadence's announcement of its first quarter 1999 financial results. Management intends to vigorously defend the claims.


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         In January 1998, Cadence issued 649,814 shares of its common stock, $0.01 par value per share, to the stockholders of Design Acceleration, Inc.
(DAI), in connection with Cadence's acquisition of 100% of the outstanding stock of DAI. Cadence's primary purpose in acquiring the DAI shares was the acquisition of DAI's design verification and analysis technology for integration into Cadence's product offerings.


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:


         Exhibit
          Number                                     Exhibit Title
        ----------  -------------------------------------------------------------------------------
           3.01     Amended and restated bylaws of the Registrant, as amended and restated on May
                    6, 1999.

          27.01     Financial data schedule for the period ended April 3, 1999.

(b)  Reports on Form 8-K:

     On December 10, 1998 and amended on December 22, 1998 and January 6, 1999, the Registrant filed a Current Report on Form 8-K reporting Cadence's agreement to acquire Quickturn Design Systems, Inc., a Delaware corporation.

     On April 20, 1999, the Registrant filed a Current Report on Form 8-K reporting that Cadence announced the appointment of H. Raymond Bingham to the position of President and Chief Executive Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CADENCE DESIGN SYSTEMS, INC.
                                 (Registrant)

DATE: May 17, 1999                 By: /s/ H. Raymond Bingham
      ------------                    ------------------------------
                                      H. RAYMOND BINGHAM
                                      President and Chief Executive Officer



DATE: May 17, 1999                 By: /s/ William Porter
      ------------                    ------------------------------
                                      William Porter
                                      Vice President
                                      and Chief Financial Officer