Form 10-Q
period 1999-07-03
CADENCE DESIGN SYSTEMS INC
filed 1999-08-17
CIK 813672

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

    At August 6, 1999, there were 243,766,741 shares of the registrant's common stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets:
               July 3, 1999 and January 2, 1999............................................................           3

             Condensed Consolidated Statements of Income:
               Three and Six Months Ended July 3, 1999 and July 4, 1998....................................           4

             Condensed Consolidated Statements of Cash Flows:
               Three and Six Months Ended July 3, 1999 and July 4, 1998....................................           5

             Notes to Condensed Consolidated Financial Statements..........................................           6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          15

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................          33

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.............................................................................          37

  Item 2.    Changes in Securities and Use of Proceeds.....................................................          38

  Item 3.    Defaults Upon Senior Securities...............................................................          38

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          38

  Item 5.    Other Information.............................................................................          39

  Item 6.    Exhibits and Reports on Form 8-K..............................................................          39

Signatures.................................................................................................          40

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                          JULY 3,      JANUARY 2,
                                                                                            1999          1999
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)
Current Assets:
  Cash and cash equivalents...........................................................  $    192,960  $    209,074
  Short-term investments..............................................................        33,028        40,403
  Receivables, net....................................................................       254,091       305,143
  Inventories.........................................................................         9,741         9,903
  Prepaid expenses and other..........................................................       117,408       101,629
                                                                                        ------------  ------------
    Total current assets..............................................................       607,228       666,152
Marketable securities.................................................................            --        19,969
Property, plant, and equipment, net...................................................       309,649       274,208
Software development costs, net.......................................................        10,732        13,045
Acquired intangibles, net.............................................................       278,350       286,088
Installment contract receivables......................................................       104,036       100,529
Other assets..........................................................................       190,287       180,231
                                                                                        ------------  ------------
                                                                                        $  1,500,282  $  1,540,222
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.................................  $      1,615  $      1,273
  Accounts payable and accrued liabilities............................................       222,066       242,524
  Income taxes payable................................................................         7,858        21,241
  Deferred revenue....................................................................       130,159       106,786
                                                                                        ------------  ------------
    Total current liabilities.........................................................       361,698       371,824
                                                                                        ------------  ------------
Long-term Liabilities:
  Long-term debt and capital leases...................................................         1,253       136,380
  Deferred income taxes...............................................................        71,543        58,306
  Minority interest liability.........................................................            41           377
  Other long-term liabilities.........................................................        19,726        25,505
                                                                                        ------------  ------------
    Total long-term liabilities.......................................................        92,563       220,568
                                                                                        ------------  ------------
Stockholders' Equity:
  Preferred stock.....................................................................            --            --
  Common stock and capital in excess of par value.....................................       871,100       817,978
  Treasury stock at cost..............................................................      (223,575)     (219,417)
  Retained earnings...................................................................       408,177       358,322
  Unrealized gain (loss) on investments...............................................           (31)          125
  Accumulated other comprehensive loss................................................        (9,650)       (9,178)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     1,046,021       947,830
                                                                                        ------------  ------------
                                                                                        $  1,500,282  $  1,540,222
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   ----------------------  ----------------------
                                                                    JULY 3,     JULY 4,     JULY 3,     JULY 4,
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
Revenue:
  Product........................................................  $  117,890  $  177,406  $  305,247  $  346,337
  Services.......................................................      74,943      66,871     147,417     121,342
  Maintenance....................................................      71,360      71,459     146,720     141,845
                                                                   ----------  ----------  ----------  ----------
    Total revenue................................................     264,193     315,736     599,384     609,524
                                                                   ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of product................................................      20,064      22,118      38,600      39,053
  Cost of services...............................................      48,844      48,771      96,102      89,150
  Cost of maintenance............................................      12,930      12,399      25,830      24,977
  Amortization of acquired intangibles...........................      12,856       2,884      25,570       3,687
  Marketing and sales............................................      82,936      81,199     162,999     159,716
  Research and development.......................................      50,359      49,439     101,227      97,131
  General and administrative.....................................      20,903      20,002      42,163      39,480
  Unusual items..................................................      19,648          --      33,840      60,857
                                                                   ----------  ----------  ----------  ----------
    Total costs and expenses.....................................     268,540     236,812     526,331     514,051
                                                                   ----------  ----------  ----------  ----------
      Income (loss) from operations..............................      (4,347)     78,924      73,053      95,473
Other income, net................................................         141       3,365         276       6,683
                                                                   ----------  ----------  ----------  ----------
      Income (loss) before provision (benefit) for income
        taxes....................................................      (4,206)     82,289      73,329     102,156
Provision (benefit) for income taxes.............................      (1,199)     22,327      23,474      44,148
                                                                   ----------  ----------  ----------  ----------
      Net income (loss)..........................................  $   (3,007) $   59,962  $   49,855  $   58,008
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic net income (loss) per share................................  $    (0.01) $     0.26  $     0.21  $     0.25
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Diluted net income (loss) per share..............................  $    (0.01) $     0.23  $     0.19  $     0.22
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common shares outstanding.......................     241,978     234,842     241,026     233,681
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common and potential common shares
  outstanding--assuming dilution.................................     241,978     260,021     257,016     259,529
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                               --------------------
                                                                                                JULY 3,    JULY 4,
                                                                                                 1999       1998
                                                                                               ---------  ---------
Cash and Cash Equivalents at Beginning of Period.............................................  $ 209,074  $ 221,030
                                                                                               ---------  ---------
Cash Flows from Operating Activities:
  Net income.................................................................................     49,855     58,008
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................................     76,736     46,117
    Deferred income taxes....................................................................     13,584     (2,023)
    Write-off of software development costs, net.............................................      1,441         --
    Write-off of prepaid expenses and other..................................................        642         --
    Write-off of equipment, acquired intangibles, and other assets...........................      4,641      1,840
    Write-off of acquired in-process technology..............................................      8,900     56,900
    Change in other long-term liabilities and minority interest expense......................     (5,960)     7,047
    Equity (income) loss from investments....................................................        883       (496)
    Provisions for doubtful accounts.........................................................      6,250      2,010
    Non-cash restructuring charges...........................................................      3,321        452
    Write-off of non-current assets..........................................................      2,145         --
    Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
      Receivables............................................................................    (54,947)     7,448
      Inventories............................................................................        162      5,891
      Prepaid expenses and other.............................................................    (16,666)    23,224
      Installment contract receivables.......................................................     18,980    (84,156)
      Accounts payable and accrued liabilities...............................................     (9,762)   (24,628)
      Income taxes payable...................................................................       (783)    43,121
      Deferred revenue.......................................................................     21,804     (1,739)
                                                                                               ---------  ---------
        Net cash provided by operating activities............................................    121,226    139,016
                                                                                               ---------  ---------
Cash Flows from Investing Activities:
  Maturities of short-term investments--held-to-maturity.....................................     27,245     38,498
  Purchases of short-term investments--held-to-maturity......................................        (57)   (35,843)
  Maturities of short-term investments--available-for-sale...................................         --    390,078
  Purchases of short-term investments--available-for-sale....................................         --   (423,422)
  Purchases of property, plant, and equipment................................................    (71,377)   (61,067)
  Capitalization of software development costs...............................................    (13,528)   (11,590)
  Increase in acquired intangibles and other assets..........................................    (13,452)   (19,382)
  Investment in venture capital partnership..................................................     (5,770)    (2,774)
  Cash effect of business acquisitions and dispositions......................................     (2,806)   (51,313)
  Sale of put warrants.......................................................................      3,609      9,659
  Purchase of call options...................................................................     (3,609)    (9,659)
                                                                                               ---------  ---------
        Net cash used for investing activities...............................................    (79,745)  (176,815)
                                                                                               ---------  ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt...............................................................     30,168         --
  Principal payments on long-term debt and capital leases....................................   (165,000)    (1,584)
  Proceeds from issuance of common stock.....................................................     49,642     44,274
  Purchases of treasury stock................................................................    (49,125)   (98,103)
  Proceeds from transfer of financial assets in exchange for cash............................     77,162     27,163
                                                                                               ---------  ---------
        Net cash used for financing activities...............................................    (57,153)   (28,250)
                                                                                               ---------  ---------
Effect of exchange rate changes on cash......................................................       (442)    (2,846)
                                                                                               ---------  ---------
Decrease in Cash and Cash Equivalents........................................................    (16,114)   (68,895)
                                                                                               ---------  ---------
Cash and Cash Equivalents at End of Period...................................................  $ 192,960  $ 152,135
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

    Certain amounts in the condensed consolidated financial statements as of January 2, 1999 and for the three and six months ended July 4, 1998, have been reclassified to conform with the 1999 presentation.

ACQUISITIONS

    In June 1999, Cadence entered into a merger agreement with OrCAD, Inc. (OrCAD) and on July 19, 1999, completed its tender offer for all of the issued and outstanding shares of OrCAD common stock. OrCAD is a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry. Pursuant to a cash tender offer Cadence acquired approximately 96% of the outstanding shares of OrCAD at $13 per share for a total purchase price of approximately $121 million. In July 1999, Cadence acquired the balance of the OrCAD shares in a short form cash merger and the acquisition will be accounted for as a purchase.

    In May 1999, Cadence completed its merger with Quickturn Design Systems, Inc., a Delaware corporation (Quickturn). Quickturn designs, manufactures, sells, and supports hardware and software products that verify the design of computer chips and electronic systems. Cadence acquired all of the outstanding shares of Quickturn common stock in a tax-free, stock-for-stock transaction for approximately 24.6 million shares of Cadence common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Cadence assumed approximately all outstanding stock options and warrants of Quickturn. All prior period condensed financial statements were restated as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures. For the three month periods ended April 3, 1999 and April 4, 1998, Cadence's revenues and net income (loss) were approximately $305.2 million and $270.2 million and $51.8 million and $(0.4) million, respectively. For the three month periods ended March 31, 1999 and 1998, Quickturn's revenues and net income (loss) were approximately $30 million and $23.6 million and $1.1 million and $(1.6) million, respectively.

    In January 1999, Cadence acquired Design Acceleration, Inc. (DAI). DAI is a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

DAI for approximately 0.6 million shares of Cadence's common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $24.1 million were acquired. The results of operations of DAI and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's condensed financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

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

INVENTORIES

    Cadence's inventories include high technology parts and components that were acquired in connection with the merger with Quickturn.

    A summary of inventories follows:

                                               JULY 3,   JANUARY 2,
                                                1999        1999
                                               -------   ----------
                                                  (IN THOUSANDS)
Work in process..............................  $ 9,521     $8,798
Raw materials................................      220      1,105
                                               -------   ----------
  Total inventories..........................  $ 9,741     $9,903
                                               -------   ----------
                                               -------   ----------

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

UNUSUAL ITEMS AND RESTRUCTURING

    A summary of unusual items and restructuring charges follows:

                                       THREE MONTHS        SIX MONTHS
                                          ENDED              ENDED
                                     ----------------   ----------------
                                     JULY 3,  JULY 4,   JULY 3,  JULY 4,
                                      1999     1998      1999     1998
                                     -------  -------   -------  -------
                                               (IN THOUSANDS)
Restructuring charges..............  $10,703   $ --     $12,888  $ 3,957
Merger costs.......................    8,435     --       8,435       --
Asset impairment...................    3,510     --       6,617       --
Litigation settlement..............   (3,000)    --      (3,000)      --
Write-off of acquired in-process
  technology.......................       --     --       8,900   56,900
                                     -------  -------   -------  -------
  Total unusual items..............  $19,648   $ --     $33,840  $60,857
                                     -------  -------   -------  -------
                                     -------  -------   -------  -------

    RESTRUCTURING

    In the three month period ended July 3, 1999, Cadence recorded $10.7 million in restructuring charges including severance costs to terminate 49 employees and costs to consolidate facilities. Severance costs of $8.7 million relate to restructuring plans primarily aimed at reducing costs after Cadence merged with Quickturn, further actions taken to restructure the Cadence services business in Japan, and severance resulting from the resignation of Cadence's Chief Executive Officer. Facilities consolidation charges of $2 million are the result of the closure of 15 Quickturn facilities, including $1 million to close and exit the excess facilities and $1 million of related leasehold improvement abandonment costs. Closure and exit costs of $1 million include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements to facilities that were abandoned and whose estimated fair market value is zero. Through July 1999, 80% of the sites have been vacated and the remaining sites will be vacated primarily during the third and fourth quarter of 1999. Noncancelable lease payments on vacated facilities will be paid out through 2003.

    In the three month period ended April 3, 1999, Cadence recorded $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the costs of excess personnel in its services business, and Cadence anticipates that the actions taken in the first quarter of 1999 will save an estimated additional $0.6 million in fiscal 1999.

    In each of the three month periods ended April 3, 1999 and July 3, 1999, all termination notices and benefits were communicated to the affected employees prior to quarter end and all severance benefits are expected to be paid in 1999.

    Included in unusual items for the six month period ended July 4, 1998 were restructuring charges of $4 million related to severance costs associated with Cadence's international business operations and consolidation and cancellation of a certain information technology support services contract.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

    The following tables summarize the Company's restructuring activity during the six months ended July 3, 1999:

                                                 FOR THE SIX MONTHS ENDED JULY 3, 1999
                                     -------------------------------------------------------------
                                      SEVERANCE
                                         AND          EXCESS         OTHER
                                       BENEFITS     FACILITIES   RESTRUCTURING   ASSETS    TOTAL
                                     ------------   ----------   -------------   -------  --------
                                                            (IN THOUSANDS)
Balance, January 2, 1999...........    $ 13,114      $  14,496      $ 2,213      $11,304  $ 41,127
  1999 restructuring charges.......      10,885            978           --        1,025    12,888
  Reclassifications................        (515)           179          501         (165)       --
  Non-cash charges.................        (533)          (331)        (663)      (1,794)   (3,321)
  Cash charges.....................     (11,811)        (4,914)      (1,337)        (880)  (18,942)
                                     ------------   ----------   -------------   -------  --------
Balance, July 3, 1999..............    $ 11,140      $  10,408      $   714      $ 9,490  $ 31,752
                                     ------------   ----------   -------------   -------  --------
                                     ------------   ----------   -------------   -------  --------

    MERGER COSTS AND IN-PROCESS TECHNOLOGY

    In connection with the acquisition of Quickturn, Cadence charged to expense $8.4 million representing merger costs in the three month period ended July 3, 1999. These merger costs represent fees for financial advisors, attorneys, and accountants.

    In connection with the DAI acquisition in the first quarter of 1999, Cadence immediately charged to expense $8.9 million representing in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Merger Costs and In-Process Technology."

    ASSET IMPAIRMENT

    In the three month period ended July 3, 1999, Cadence incurred charges totaling $3.5 million in connection with the cancellation of an information technology services contract with a third-party and the abandonment of capitalized software development costs associated with Cadence products that will no longer be sold.

    In the three month period ended April 3, 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that will no longer be used by its design services business and capitalized software development costs associated with Cadence products that will no longer be sold.

    The impairment losses recorded for the six month period ended July 3, 1999, were the amounts by which the carrying amounts of the intangible assets exceeded their fair market values.

    LITIGATION SETTLEMENT

    On June 23, 1999, Cadence and Mentor Graphics Corporation (Mentor) announced the settlement of a patent infringement action pending in the United States District Court for the District of Oregon. In the settlement, the parties agreed that the District Court in Portland would enter a judgment declaring that certain Quickturn patents are valid, enforceable, and were infringed by Mentor's sale of SimExpress products in the United States. Mentor is permanently enjoined from producing, marketing or selling

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

SimExpress emulation systems in the United States. In connection with the settlement, Mentor paid Cadence $3 million.

CREDIT FACILITY

    During the six month period ended July 3, 1999, Cadence repaid $135 million of its revolving credit facility. At July 3, 1999, there were no borrowings under this revolving credit facility.

COMPREHENSIVE INCOME (LOSS)

    "Comprehensive income (loss)" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                       THREE MONTHS       SIX MONTHS
                                          ENDED             ENDED
                                     ----------------  ----------------
                                     JULY 3,  JULY 4,  JULY 3,  JULY 4,
                                      1999     1998     1999     1998
                                     -------  -------  -------  -------
                                               (IN THOUSANDS)
Net income (loss)..................  $(3,007) $59,962  $49,855  $58,008
Translation loss...................   (1,411)  (1,179)    (472)  (2,648)
Unrealized loss on investments.....     (104)      (8)    (156)     (25)
                                     -------  -------  -------  -------
  Comprehensive income (loss)......  $(4,522) $58,775  $49,227  $55,335
                                     -------  -------  -------  -------
                                     -------  -------  -------  -------

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

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

    The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                       THREE MONTHS       SIX MONTHS
                                          ENDED             ENDED
                                     ----------------  ----------------
                                     JULY 3,  JULY 4,  JULY 3,  JULY 4,
                                      1999     1998     1999     1998
                                     -------  -------  -------  -------
                                               (IN THOUSANDS)
Weighted average common shares used
  to calculate basic net income
  (loss) per share.................  241,978  234,842  241,026  233,681
  Options..........................       --   24,873   14,368   25,572
  Warrants and other contingent
    shares.........................       --      302      307      274
  Puts.............................       --        4    1,315        2
                                     -------  -------  -------  -------
Weighted average common and
  potential common shares used to
  calculate diluted net income
  (loss) per share.................  241,978  260,021  257,016  259,529
                                     -------  -------  -------  -------
                                     -------  -------  -------  -------

    Had Cadence recorded net income for the three months ended July 3, 1999, dilutive weighted outstanding options would have been 10.2 million shares and weighted outstanding warrants and other dilutive contingent shares would have been 2.6 million shares.

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

    As part of its authorized repurchase programs, Cadence has sold put warrants through private placements. At July 3, 1999, there were 4 million put warrants outstanding, each of which entitles the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $13.08 to $34.59 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy shares of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At July 3, 1999, Cadence had 3 million call options outstanding at prices ranging from $13.33 to $34.84 per share. The put warrants and call options outstanding at July 3, 1999 are exercisable on various dates through February 2000, and Cadence has the contractual ability to settle the options prior to their maturity. At July 3, 1999, the fair value of the call options was approximately $4.2 million and the fair value of the put warrants was approximately $36.4 million. The fair value of the put warrants and call options was estimated by Cadence's investment advisors.

    If exercised, Cadence has the right to settle the put warrants with Cadence common stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

warrants with stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence's common stock. At July 3, 1999, Cadence had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

SEGMENT REPORTING

    In 1998, Cadence adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence currently has three operating segments: Products, Services, and Maintenance. Cadence's chief operating decision making group is the Executive Staff, which includes the Company President and Chief Executive Officer and his senior staff.

    Cadence's business activities are organized on the basis of three operating segments. The Products segment designs and sells a variety of electronic design automation products that are licensed to customers. The Services segment offers methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment is primarily a technical support organization, and maintenance agreements are offered to customers either as part of our product license agreements or separately. Cadence's organizational structure reflects this segmentation, and segments have not been aggregated for purposes of this disclosure.

    Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes operating expenses (marketing and sales, research and development, and general and administrative), unusual items, other income, net, and income taxes. Profitability information about Cadence's segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no intersegment revenue or expenses.

    Cadence's management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence's Executive Staff to make decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization is allocated among the segments in order to determine each segments' gross margin.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

    The following tables present information about reported segments for the three months ended July 3, 1999 and July 4, 1998:

                                            FOR THE THREE MONTHS ENDED JULY 3, 1999
                                     ------------------------------------------------------
                                     PRODUCT   SERVICES   MAINTENANCE     OTHER     TOTAL
                                     --------  --------   -----------   ---------  --------
                                                         (IN THOUSANDS)
Revenue............................  $117,890  $ 74,943     $71,360     $      --  $264,193
Cost of revenue....................    20,064    48,844      12,930            --    81,838
Amortization of acquired
  intangibles......................    11,632     1,224          --            --    12,856
                                     --------  --------   -----------   ---------  --------
  Gross margin.....................    86,194    24,875      58,430            --   169,499
Marketing and sales................        --        --          --       (82,936)  (82,936)
Research and development...........        --        --          --       (50,359)  (50,359)
General and administrative.........        --        --          --       (20,903)  (20,903)
Unusual items......................        --        --          --       (19,648)  (19,648)
Other income, net..................        --        --          --           141       141
                                     --------  --------   -----------   ---------  --------
Income (loss) before provision
  (benefit) for income taxes.......  $ 86,194  $ 24,875     $58,430     $(173,705) $ (4,206)
                                     --------  --------   -----------   ---------  --------
                                     --------  --------   -----------   ---------  --------


                                            FOR THE THREE MONTHS ENDED JULY 4, 1998
                                     ------------------------------------------------------
Revenue............................  $177,406  $ 66,871     $71,459     $      --  $315,736
Cost of revenue....................    22,118    48,771      12,399            --    83,288
Amortization of acquired
  intangibles......................     1,769     1,115          --            --     2,884
                                     --------  --------   -----------   ---------  --------
  Gross margin.....................   153,519    16,985      59,060            --   229,564
Marketing and sales................        --        --          --       (81,199)  (81,199)
Research and development...........        --        --          --       (49,439)  (49,439)
General and administrative.........        --        --          --       (20,002)  (20,002)
Unusual items......................        --        --          --            --        --
Other income, net..................        --        --          --         3,365     3,365
                                     --------  --------   -----------   ---------  --------
Income (loss) before provision
  (benefit) for income taxes.......  $153,519  $ 16,985     $59,060     $(147,275) $ 82,289
                                     --------  --------   -----------   ---------  --------
                                     --------  --------   -----------   ---------  --------

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

    The following tables present information about reported segments for the six months ended July 3, 1999 and July 4, 1998:

                                             FOR THE SIX MONTHS ENDED JULY 3, 1999
                                     ------------------------------------------------------
                                     PRODUCT   SERVICES  MAINTENANCE     OTHER      TOTAL
                                     --------  --------  -----------   ---------  ---------
                                                         (IN THOUSANDS)
Revenue............................  $305,247  $147,417   $146,720     $      --  $ 599,384
Cost of revenue....................    38,600    96,102     25,830            --    160,532
Amortization of acquired
  intangibles......................    22,951     2,619         --            --     25,570
                                     --------  --------  -----------   ---------  ---------
  Gross margin.....................   243,696    48,696    120,890            --    413,282
Marketing and sales................        --        --         --      (162,999)  (162,999)
Research and development...........        --        --         --      (101,227)  (101,227)
General and administrative.........        --        --         --       (42,163)   (42,163)
Unusual items......................        --        --         --       (33,840)   (33,840)
Other income, net..................        --        --         --           276        276
                                     --------  --------  -----------   ---------  ---------
Income (loss) before provision
  (benefit) for income taxes.......  $243,696  $ 48,696   $120,890     $(339,953) $  73,329
                                     --------  --------  -----------   ---------  ---------
                                     --------  --------  -----------   ---------  ---------


                                             FOR THE SIX MONTHS ENDED JULY 4, 1998
                                     ------------------------------------------------------
Revenue............................  $346,337  $121,342   $141,845     $      --  $ 609,524
Cost of revenue....................    39,053    89,150     24,977            --    153,180
Amortization of acquired
  intangibles......................     2,519     1,168         --            --      3,687
                                     --------  --------  -----------   ---------  ---------
  Gross margin.....................   304,765    31,024    116,868            --    452,657
Marketing and sales................        --        --         --      (159,716)  (159,716)
Research and development...........        --        --         --       (97,131)   (97,131)
General and administrative.........        --        --         --       (39,480)   (39,480)
Unusual items......................        --        --         --       (60,857)   (60,857)
Other income, net..................        --        --         --         6,683      6,683
                                     --------  --------  -----------   ---------  ---------
Income (loss) before provision
  (benefit) for income taxes.......  $304,765  $ 31,024   $116,868     $(350,501) $ 102,156
                                     --------  --------  -----------   ---------  ---------
                                     --------  --------  -----------   ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. CADENCE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD LOOKING STATEMENTS DISCUSSED HEREIN. FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PERFORMANCE TO DIFFER MATERIALLY OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "RESULTS OF OPERATIONS," "YEAR 2000 UPDATE," "LIQUIDITY AND CAPITAL RESOURCES," "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND "DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

    Cadence provides software and hardware technology and comprehensive design and methodology services and technology for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation (EDA) software and hardware technology and provides a variety of professional services to companies throughout the world ranging from methodology services to help optimize performance of the customer's product to design services to create the actual design of the electronic system for the customer's product. Cadence is a supplier of "design realization" solutions, which are used by companies to design and develop complex chips and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

    In June 1999, Cadence entered into a merger agreement with OrCAD, Inc. (OrCAD) and on July 19, 1999, completed its tender offer for all of the issued and outstanding shares of OrCAD common stock. OrCAD is a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry. Pursuant to a cash tender offer Cadence acquired approximately 96% of the outstanding shares of OrCAD at $13 per share for a total purchase price of approximately $121 million. In July 1999, Cadence acquired the balance of the OrCAD shares in a short form cash merger and the acquisition will be accounted for as a purchase.

    In May 1999, Cadence completed its merger with Quickturn Design Systems, Inc., a Delaware corporation (Quickturn). Quickturn designs, manufactures, sells, and supports hardware and software products that verify the design of computer chips and electronic systems. Cadence acquired all of the outstanding shares of Quickturn common stock in a tax-free, stock-for-stock transaction for approximately 24.6 million shares of Cadence common stock. The acquisition was accounted for as a pooling of interests. In addition, Cadence assumed all of the outstanding stock options and warrants of Quickturn. All prior period condensed financial statements were restated as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures.

    In January 1999, Cadence acquired Design Acceleration, Inc. (DAI). DAI is a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence's common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase.

RESULTS OF OPERATIONS

    REVENUE

                                       THREE MONTHS                    SIX MONTHS
                                           ENDED                          ENDED
                                     -----------------              -----------------
                                     JULY 3,   JULY 4,              JULY 3,   JULY 4,
                                      1999      1998     % CHANGE    1999      1998     % CHANGE
                                     -------   -------   --------   -------   -------   --------
                                                            (IN MILLIONS)
Product............................  $ 117.9   $ 177.4     (34)%    $ 305.3   $ 346.3     (12)%
Services...........................     74.9      66.9      12%       147.4     121.3      21%
Maintenance........................     71.4      71.4       0%       146.7     141.9       3%
                                     -------   -------              -------   -------
  Total revenue....................  $ 264.2   $ 315.7     (16)%    $ 599.4   $ 609.5      (2)%
                                     -------   -------              -------   -------
                                     -------   -------              -------   -------

    SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product............................       45%       56%                  51%       57%
Services...........................       28%       21%                  25%       20%
Maintenance........................       27%       23%                  24%       23%

    The decreases in product revenue of $59.5 million and $41.1 million for the three and six month periods ended July 3, 1999, respectively, when compared to the same periods of 1998, were attributable primarily to a decrease in demand for IC implementation products, which include place and route and physical design tools, and IP creation products, which include verilog and algorithm design tools, partially offset by an increase in demand for Quickturn products. In July 1999, Cadence implemented a new software product licensing model that will include a new subscription license over a two-year term. This new product licensing model allows customers to purchase software products with licenses that have shorter periods and allow access to new technology. Because Cadence's new model includes undelivered technology, sales of software products under this model require revenue to be recognized ratably over the license period. Total revenues in the third quarter are expected to decrease from the current quarter primarily due to a larger portion of its software being licensed pursuant to the new subscription license, which will require revenue to be recognized ratably over the license period. See "Factors That May Affect Future Results."

    Services revenue increased $8 million and $26.1 million in the three and six month periods ended July 3, 1999, respectively, when compared to the same periods of 1998. The increases in services revenue were primarily the result of increased demand for Cadence's design services offerings.

    Maintenance revenue remained flat for the three month period ended July 3, 1999, and increased $4.8 million for the six month period ended July 3, 1999, when compared to the same periods of 1998, primarily due to continued growth of the installed customer base and the renewal of maintenance and support contracts.

    REVENUE BY GEOGRAPHY

                                       THREE MONTHS                    SIX MONTHS
                                           ENDED                          ENDED
                                     -----------------              -----------------
                                     JULY 3,   JULY 4,              JULY 3,   JULY 4,
                                      1999      1998     % CHANGE    1999      1998     % CHANGE
                                     -------   -------   --------   -------   -------   --------
                                                            (IN MILLIONS)
Domestic...........................  $ 142.9   $ 150.1      (5)%    $ 284.2   $ 318.7     (11)%
International......................    121.3     165.6     (27)%      315.2     290.8       8%
                                     -------   -------              -------   -------
Total revenue......................  $ 264.2   $ 315.7     (16)%    $ 599.4   $ 609.5      (2)%
                                     -------   -------              -------   -------
                                     -------   -------              -------   -------

    REVENUE BY GEOGRAPHY AS A PERCENT OF TOTAL REVENUE

Domestic...........................       54%       48%                  47%       52%
International......................       46%       52%                  53%       48%

    Total revenue from international sources decreased in the three month period ended July 3, 1999, as compared to the same period in 1998. The decrease was due primarily to a decrease in product and services in Europe, partially offset by an increase in maintenance in Europe and services in Japan. Total revenue from international sources increased for the six month period ended July 3, 1999, as compared to the same period in the prior year, due primarily to higher demand for products in Japan, services in Japan and Canada, and maintenance in Europe, partially offset by lower demand for products in Europe in the three month period ended July 3, 1999.

    Differences in the rate of growth of domestic and international revenue, over the periods presented and as compared geographically, are primarily due to fluctuations in demand and resulting sales volume of place-and-route, physical design, and verification products as well as methodology and design services offerings. Revenue growth is expected to be slower for the remainder of 1999 primarily due to a larger portion of its software being licensed pursuant to subscription licenses where revenue is recognized ratably over the licence period.

    Foreign currency exchange rates positively affected reported revenue by $3.9 million and $8 million during the three and six month periods ended July 3, 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected reported revenue by $6.8 million and $10.7 million during the three and six month periods ended July 4, 1998, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

    COST OF REVENUE

                                       THREE MONTHS                    SIX MONTHS
                                           ENDED                          ENDED
                                     -----------------              -----------------
                                     JULY 3,   JULY 4,              JULY 3,   JULY 4,
                                      1999      1998     % CHANGE    1999      1998     % CHANGE
                                     -------   -------   --------   -------   -------   --------
                                                            (IN MILLIONS)
Product............................   $20.1     $22.1       (9)%     $38.6     $39.1       (1)%
Services...........................   $48.8     $48.8        0%      $96.1     $89.2        8%
Maintenance........................   $12.9     $12.4        4%      $25.8     $25.0        3%

    COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product............................      17%       12%                  13%       11%
Services...........................      65%       73%                  65%       73%
Maintenance........................      18%       17%                  18%       18%

    Cost of product revenue includes costs of production personnel, packaging and documentation, and amortization of capitalized software development costs for software products. Manufacturing costs associated with Quickturn hardware emulation system products include materials, labor, and overhead.

    Cost of product revenue decreased $2 million and $0.5 million for the three and six month periods ended July 3, 1999, respectively, as compared to the same periods of 1998. These decreases were primarily due to inventory obsolescence charges of $5.7 million in the three month period ended April 4, 1998, associated with Quickturn's introduction of the Mercury Design Verification System. The decrease was partially offset by increases in other Quickturn hardware manufacturing costs of $3.1 million and $3.6 million, increases in software product royalty expense of $1.7 million and $1.3 million, and increases in amortization of capitalized software development costs of $1 million and $1.8 million for the three and six month periods ended July 3, 1999, respectively, as compared to the same periods of 1998.

    Product gross margin decreased for the three and six month periods ended July 3, 1999, compared to the same periods of 1998 primarily due to lower demand and sales of software products. Product gross margin for the three and six month periods ended July 3, 1999, also declined due to a higher proportion of hardware revenue with lower gross margins than software product revenue. The majority of Cadence's costs of software product revenue do not vary significantly with changes in revenue. Product gross margin may continue to be adversely affected during the remainder of 1999 due to expected lower revenue.

    Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue remained flat in the three month period ended July 3, 1999, and increased $6.9 million in the six months ended July 3, 1999, as compared to the same periods of 1998. The increase in the six month period ended July 3, 1999 was primarily due to the addition of services professionals, primarily through acquisitions completed in 1998.

    Services gross margin increased for the three and six months ended July 3, 1999, as compared to the same periods of 1998, primarily due to increased utilization of services capacity and the management of expenses. Services gross margin has been, and may continue to be, adversely affected by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be adversely affected by Cadence's inability to achieve operating efficiencies when implementing a growing number of services offerings.

    Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, and production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue in absolute dollars and as a percent of related revenue remained relatively flat in the three and six months ended July 3, 1999, as compared to the same periods of 1998.

    AMORTIZATION OF ACQUIRED INTANGIBLES

                                       THREE MONTHS         SIX MONTHS
                                           ENDED               ENDED
                                     -----------------   -----------------
                                     JULY 3,   JULY 4,   JULY 3,   JULY 4,
                                      1999      1998      1999      1998
                                     -------   -------   -------   -------
                                                 (IN MILLIONS)
Amortization of acquired
  intangibles......................   $12.9     $2.9      $25.6     $3.7

    AMORTIZATION OF ACQUIRED INTANGIBLES AS A PERCENT OF TOTAL REVENUE

Amortization of acquired
  intangibles......................       5%       1%         4%       1%

    Amortization of acquired intangibles increased $10 million and $21.9 million for the three and six months ended July 3, 1999, respectively, as compared to the same periods in 1998, as a result of the subsequent acquisitions of Ambit Design Systems, Inc. (Ambit), Symbionics Group Limited, Bell Labs'

Integrated Circuit Design Automation group of Lucent Technologies, Inc. (BLDA), and Excellent Design, Inc. in 1998, and Design Acceleration, Inc. in the three month period ended April 3, 1999, which were accounted for using the purchase method of accounting.

    OPERATING EXPENSES

                                       THREE MONTHS                    SIX MONTHS
                                           ENDED                          ENDED
                                     -----------------              -----------------
                                     JULY 3,   JULY 4,              JULY 3,   JULY 4,
                                      1999      1998     % CHANGE    1999      1998     % CHANGE
                                     -------   -------   --------   -------   -------   --------
                                                            (IN MILLIONS)
Marketing and sales................   $82.9     $81.2        2%     $ 163.0   $ 159.7       2%
Research and development...........   $50.4     $49.4        2%     $ 101.2   $  97.1       4%
General and administrative.........   $20.9     $20.0        5%     $  42.2   $  39.5       7%

    EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales................      31%       26%                   27%       26%
Research and development...........      19%       16%                   17%       16%
General and administrative.........       8%        6%                    7%        6%

    Marketing and sales expenses increased $1.7 million and $3.3 million for the three and six month periods ended July 3, 1999, respectively, as compared to the same periods of 1998. The three month period ended July 3, 1999 increased primarily due to an increase in sales support costs in Japan and sales commissions, partially offset by a decrease in salaries and travel expenses. For the six month period ended July 3, 1999, the increase in sales and marketing expenses of $3.3 million was primarily the result of an increase in sales support costs in Japan, partially offset by a decrease in employee related expenses, including salaries and bonus, and travel. Foreign currency exchange rates negatively affected reported marketing and sales expenses by $0.9 million and $1.4 million during the three and six month periods ended July 3, 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. During the three and six month periods ended July 4, 1998, foreign currency exchange rates positively affected marketing and sales expenses by $2.1 million and $3.9 million, respectively, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

    Cadence's expenses for research and development, prior to the reduction for capitalization of software development costs, was $57.5 million for the three months ended July 3, 1999 and $55.6 million for the three months ended July 4, 1998, representing 22% and 18% of total revenue for each quarter, respectively. For the three and six month periods ended July 3, 1999 and July 4, 1998, Cadence capitalized $7.1 million and $6.1 million and $13.5 million and $11.6 million of software development costs, respectively, representing 12% and 11% of total research and development expenditures made in each of those periods, respectively. The increase in capitalized software development costs for the three and six months ended July 3, 1999 resulted primarily from general increases in new product development.

    The increase in net research and development expenses of $1 million for the three month period ended July 3, 1999, as compared with the same period of 1998, was primarily attributable to costs related to the operations of Ambit and BLDA. The increase in research and development expenses of $4.1 million for the six month period ended July 3, 1999, as compared with the same period of 1998, was primarily attributable to costs related to the operations of Ambit and BLDA. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    General and administrative expenses increased $0.9 million and $2.7 million for the three and six months ended July 3, 1999, respectively, as compared to the same periods of 1998. The increase in the three month period ended July 3, 1999, as compared to the same period in 1998, was primarily attributable to an increase in bad debt expense of $2.9 million, partially offset by a decrease in consulting services. The increase for the six months ended July 3, 1999, as compared to the same period in 1998, was primarily attributable to increases in bad debt expense of $4.7 million and legal expenses of $2.2 million, partially offset by a decrease in consulting and temporary services.

    Operating expenses as a percent of total revenue increased and may continue to increase during the remainder of 1999, as compared to 1998, primarily due to the decrease in total revenue resulting from lower demand for software products and due to a larger portion of Cadence's software being licensed pursuant to subscription licenses where revenue is recognized ratably over the license period.

    UNUSUAL ITEMS AND RESTRUCTURING

    The following table presents information regarding unusual items for the quarters ended July 3, 1999 and July 4, 1998:

                                       THREE MONTHS         SIX MONTHS
                                           ENDED               ENDED
                                     -----------------   -----------------
                                     JULY 3,   JULY 4,   JULY 3,   JULY 4,
                                      1999      1998      1999      1998
                                     -------   -------   -------   -------
                                                 (IN MILLIONS)
Restructuring charges..............   $10.7     $ --      $12.9     $ 4.0
Merger costs.......................     8.4       --        8.4        --
Asset impairment...................     3.5       --        6.6        --
Litigation settlement..............    (3.0)      --       (3.0)       --
Write-off of acquired in-process
  technology.......................      --       --        8.9      56.9
                                     -------   -------   -------   -------
  Total unusual items..............   $19.6     $ --      $33.8     $60.9
                                     -------   -------   -------   -------
                                     -------   -------   -------   -------

    RESTRUCTURING

    In the three month period ended July 3, 1999, Cadence recorded $10.7 million in restructuring charges including severance costs to terminate 49 employees and costs to consolidate facilities. Severance costs of $8.7 million relate to restructuring plans primarily aimed at reducing costs after Cadence merged with Quickturn, further actions taken to restructure the Cadence services business in Japan, and severance resulting from the resignation of Cadence's Chief Executive Officer. Facilities consolidation charges of $2 million are the result of the closure of 15 Quickturn facilities, including $1 million to close and exit the excess facilities and $1 million of related leasehold improvement abandonment costs. Closure and exit costs of $1 million include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements to facilities that were abandoned and whose estimated fair market value is zero. Through July 1999, 80% of the sites have been vacated and the remaining sites will be vacated primarily during the third and fourth quarter of 1999. Noncancelable lease payments on vacated facilities will be paid out through 2003.

    In the three month period ended April 3, 1999, Cadence recorded $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the costs of excess personnel in its services business, and Cadence anticipates that the actions taken in the first quarter of 1999 will save an estimated additional $0.6 million in fiscal 1999.

    In each of the three month periods ended April 3, 1999 and July 3, 1999, all termination notices and benefits were communicated to the affected employees prior to quarter-end and all severance benefits are expected to be paid in 1999.

    Included in unusual items for the six month period ended July 4, 1998 were restructuring charges of $4 million related to severance costs associated with Cadence's international business operations and consolidation and cancellation of a certain information technology support services contract.

    MERGER COSTS AND IN-PROCESS TECHNOLOGY

    In connection with the acquisition of Quickturn, Cadence charged to expense $8.4 million representing merger costs in the three month period ended July 3, 1999. These merger costs represent fees for financial advisors, attorneys, and accountants.

    In January 1999, Cadence acquired Design Acceleration, Inc. (DAI). DAI is a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence's common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of $24.1 million were acquired.

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

    To date, EXDs' and Symbionics' results have not differed significantly from the forecast assumptions. Cadence's research and development expenditures since the acquisitions have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of plans in its role in Cadence's suite of design systems and tools. The risks associated with the research and development are still considered high, and no assurance can be made that future products will meet market expectations.

    ASSET IMPAIRMENT

    In the three month period ended July 3, 1999, Cadence incurred charges totaling $3.5 million in connection with the cancellation of an information technology services contract with a third-party and the abandonment of capitalized software development costs associated with Cadence products that will no longer be sold.

    In the three month period ended April 3, 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that will no longer be used by its design services business and capitalized software development costs associated with Cadence products that will no longer be sold.

    The impairment losses recorded for the six month period ended July 3, 1999, were the amounts by which the carrying amounts of the intangible assets exceeded fair market values.

    LITIGATION SETTLEMENT

    On June 23, 1999, Cadence and Mentor Graphics Corporation (Mentor) announced the settlement of a patent infringement action pending in the United States District Court for the District of Oregon. In the settlement, the parties agreed that the District Court in Portland would enter a judgment declaring that certain Quickturn patents are valid, enforceable, and were infringed by Mentor's sale of SimExpress products in the United States. Mentor is permanently enjoined from producing, marketing or selling SimExpress emulation systems in the United States. In connection with the settlement Mentor paid Cadence $3 million.

    OTHER INCOME AND INCOME TAXES

    Other income decreased $3.2 million and $6.4 million in the three and six months ended July 3, 1999, respectively, as compared to the same periods in 1998, primarily due to a decrease in interest income resulting from a lower average balance of invested cash and short-term investments and lower interest rates.

    Cadence's estimated effective tax rate for the three and six month periods ended July 3, 1999 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $8.9 million, which is not deductible for income tax purposes. The effective tax rate for the three and six month periods ended July 4, 1998 was 27.1% and 27.8%, respectively, excluding the effect of the write-off of acquired in-process technology of $56.9 million, which is not deductible for income tax purposes.

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

    To address Year 2000 issues, Cadence initiated a program designed to address the most critical Year 2000 items that would affect Cadence's products, its worldwide business systems, and the operations of the following functions:research and development, finance, sales, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel. Cadence has created a plan to work with critical suppliers and customers to determine that such suppliers' and customers' operations and the products and services they provide are Year 2000 capable or to monitor their progress towards Year 2000 capability. Cadence has commenced work on contingency plans to address potential problems with its internal systems and with suppliers, customers, and other third parties.

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

    In 1995, Cadence also commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems are expected to make approximately 70% of Cadence's business computer systems Year 2000 Compliant. In addition, during September 1997, Cadence commenced an investigation of the condition of Year 2000 readiness for all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues. As of August 1999, of the 60 business application systems that had been identified, all 60 have been modified or replaced and determined to be Year 2000 ready. Cadence has identified additional areas requiring Year 2000 assessment, remediation and testing, specifically software interfaces, and applications used to interact with vendors, as well as applications that are unique to the various international operations. Cadence expects that all business critical applications will be Year 2000 Compliant by the end of the third quarter of 1999.

    In July 1998, Cadence established a cross functional Year 2000 Project Team to identify and resolve all remaining Year 2000 readiness issues. The primary remaining issues consist of assessing the Year 2000 impact for outside vendors, customers, facilities, and the remaining internal business systems that are not yet assessed as Year 2000 compliant. Project plans have been developed and include the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties are well underway. It is expected that all Year 2000 project inventories will be completed by August 1999. This effort is being followed by each business function conducting a focused level of ranking and functional assessment of its inventory to establish the methods and actions required to resolve any Year 2000 issues discovered. The assessment efforts are estimated to be completed by October 1999. The remediation (modification or replacement of existing software or systems) efforts are expected to be completed by October 1999 and the testing phases of the Year 2000 Project Plans are expected to take place throughout most of 1999 and estimated to be completed, for all business critical items, during the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to the business) are planned to be addressed as time permits and could continue through the first half of 2000. Recent acquisitions of Quickturn and OrCAD are undergoing Year 2000 program evaluations since both companies had existing Year 2000 programs in place prior to the acquisition.

    Estimated Year 2000 related costs to resolve remaining readiness issues will be approximately $13 million. The costs of implementing the SAP, PeopleSoft and Siebel business application systems are not included in these cost estimates. The total cost associated with required modifications to become Year 2000 compliant is not expected to have a material adverse effect on Cadence's business, operating results, and financial condition. Cadence's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, implementation success, and other factors. New developments may occur that could affect Cadence's estimates for Year 2000 compliance. These developments include, but are not limited to:
(a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

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

LIQUIDITY AND CAPITAL RESOURCES

    At July 3, 1999, Cadence's principal sources of liquidity consisted of $226 million of cash and short-term investments, compared to $249.5 million at January 2, 1999, and a $355 million senior unsecured credit facility. As of July 3, 1999, Cadence had no borrowings under its revolving credit facility.

    Cash provided by operating activities decreased $17.8 million to $121.2 million for the six months ended July 3, 1999, as compared to the six months ended July 4, 1998. The decrease was primarily due to decreases in net income and changes in adjustments to net income and in the balances of operating assets and liabilities.

    At July 3, 1999, Cadence had net working capital of $245.5 million compared with $294.3 million at January 2, 1999. The working capital decrease was driven primarily by decreases in receivables of $51.1 million and cash of $23.5 million and an increase in deferred revenue of $23.4 million, partially offset by decreases in accounts payable and accrued liabilities of $20.5 million and income taxes payable of $13.4 million and an increase in prepaid expenses of $15.8 million. The decrease in receivables was primarily attributable to a decrease in product revenues while the increase in deferred revenue was due to an increase in services and maintenance contracts. The increase in prepaid expenses was due primarily to estimated income tax payments.

    In addition to its short-term investments, Cadence's primary investing activities consisted of purchases of property, plant, and equipment, acquired intangibles and other assets, capitalization of software development costs, venture capital partnership investments, and the effect of business acquisitions and dispositions, which combined represented $106.9 million and $146.1 million of cash used for investing activities in the six months ended July 3, 1999 and July 4, 1998, respectively.

    In connection with the consummation of the merger with Quickturn, Cadence rescinded its stock repurchase program, with the exception of continued systematic stock repurchases under its seasoned stock repurchase programs for Cadence's 1997 Plan and ESPP. In August 1999, the Board of Directors approved a 10,000,000 share expansion of Cadence's existing seasoned systematic repurchase program. Of this amount, 2,500,000 shares were authorized to meet the share issuance requirements of Cadence's 1997 Stock Option Plan and 7,500,000 shares were authorized for Cadence's Employee Stock Purchase Plan. Cadence is now authorized to repurchase an aggregate of 13,000,000 shares for the 1997 Stock Option Plan and 13,400,000 shares for the ESPP.

    Since 1994, Cadence has sold put warrants and purchased call options through private placements. See "Notes to Condensed Consolidated Financial Statements." At July 3, 1999, Cadence has a maximum potential obligation related to put warrants to buy back 4 million shares of its common stock at an aggregate price of approximately $87 million. The put warrants will expire at various dates through February 2000, and Cadence has the contractual ability to settle the options prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

    Anticipated cash requirements for the remainder of 1999 include the purchase of treasury stock through Cadence's seasoned stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $50 million.

    As part of its overall investment strategy, Cadence has committed to invest $50 million in a venture capital partnership as a limited partner over the next three to four years. As of July 3, 1999, Cadence had contributed approximately $33.5 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating losses.

    Cadence's $355 million senior unsecured credit facility is divided between a $177.5 million three year revolving credit facility (the Three Year Facility) and a $177.5 million 364-day revolving credit facility (the

364-Day Facility). The 364-Day facility will expire on September 29, 1999, or at the option of the bank group, be renewed for an additional one year period.

    Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its revolving credit facility will be sufficient to meet its working capital requirements on a short-and long-term basis.

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

    THE SUCCESS OF CADENCE'S ELECTRONIC DESIGN AND METHODOLOGY SERVICES
     BUSINESSES DEPENDS ON MANY FACTORS THAT ARE BEYOND ITS CONTROL

    In order to be successful with its electronics design and methodology services, Cadence must overcome several factors that are beyond its control, including the following:

    - MANY SERVICE CONTRACTS GENERALLY REPRESENT LARGE AMOUNTS OF
      REVENUE. Cadence's electronics design and methodology services contracts generally represent a relatively large amount of revenue per order. Therefore, the loss of individual orders could seriously hurt Cadence's revenue and operating results.

    - MANY SERVICE CONTRACTS ARE AT A FIXED PRICE. A substantial portion of these service contracts are fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence's cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence's business, operating results, and financial condition.

    - CADENCE'S COST OF SERVICE PERSONNEL IS HIGH AND REDUCES GROSS
      MARGIN. Gross margins represents the difference between the amount of revenue from the sale of services and Cadence's cost of providing those services. Cadence must pay high salaries to professional services personnel to attract and retain them. This results in a lower gross margin than the gross margin in Cadence's software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin.

    CADENCE'S FAILURE TO RESPOND QUICKLY TO TECHNOLOGICAL DEVELOPMENTS COULD
     MAKE ITS PRODUCTS UNCOMPETITIVE AND OBSOLETE

    The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic chip design industry is experiencing several revolutionary trends:

    - Developments in manufacturing that enable production of chips with extremely small spacing between transistors, so-called deep submicron chips, that challenge the fundamental laws of physics and chemistry.

    - The ability of manufacturers to produce chips from 12 inch silicon wafers as opposed to today's eight inch wafers. This ability to place millions of additional transistors on each chip requires entirely new software tools for designers to design for these 12 inch wafers.

    - The ability to design entire electronic systems on a single chip, so-called System-on-a-Chip or SOC, rather than a circuit board greatly increases design complexity and requires the ability to design both hardware and software on a single chip.

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

    Also, Cadence generally relies on patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate, or circumvent these patents. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications, or future patents will be sufficiently broad to protect Cadence's technology. Furthermore, the laws of foreign countries may not protect Cadence's proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States.

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

    CADENCE OBTAINS KEY COMPONENTS FOR ITS HARDWARE PRODUCTS FROM A LIMITED
     NUMBER OF SUPPLIERS

    Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based emulation products. Cadence's inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or deductions in product shipments. In particular, Cadence currently relies on Xilinx, Inc. for the supply of key integrated circuits and on IBM for the hardware components for both Cadence's CoBALT-TM- product and Mercury Design Verification System-TM-. With regard to the Mercury Design Verification System-TM-, IBM recently replaced Cadence's previous supplier. IBM is currently providing the assembly services for several Mercury components on an order-by-order basis. Cadence is negotiating with IBM to establish an overall contract, but these negotiations may not be successfully completed. Other disruptions in supply may also occur. If there were a reduction or interruption, Cadence's results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant amount of time and resources would be required to redesign Cadence's products to accommodate the alternative supplier.

    FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S
     BUSINESS AND THE MARKET PRICE OF ITS STOCK

    Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products by customers. Quarterly operating results are affected by the mix of products sold because there are significant differences in margins from the sale of hardware and software products and products and services. For example, in the past Cadence has realized gross margins on software product sales of approximately 87% but realizes gross margins of approximately 73% on hardware product sales and 35% on its performance of services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. If Cadence customers purchase more software products pursuant to a subscription agreement in any one quarter, the operating results for that quarter may be lower that that of comparable quarters in which perpetual and fixed-term licenses were used for more software products transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously hurt its quarterly operating results.

    Cadence's hardware products typically have a lengthy sales cycle, during which Cadence may expend substantial funds and management effort without any assurance that a sale will result. Sales of Cadence's hardware products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex computer chips and systems. Such projects often require significant amounts of time and commitments of capital. Cadence hardware sales may be delayed if customers delay commencement of projects. Lengthy hardware sales cycles subject Cadence to a number of significant risks over which Cadence has little or no control, including inventory obsolescence and fluctuations in quarterly operating results.

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

    CADENCE EXPECTS TO ACQUIRE OTHER COMPANIES AND MAY NOT SUCCESSFULLY
     INTEGRATE THEM OR THE COMPANIES IT RECENTLY ACQUIRED

    Cadence has acquired other businesses before and may do so again. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders or that Cadence's management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence's business, operating results, and financial condition:

    - Difficulties in combining previously separate businesses into a single unit;

    - The substantial diversion of management's attention from day-to-day business when negotiating these transactions and later integrating an acquired business;

    - The discovery after the acquisition has been completed of liabilities assumed from the acquired business;

    - The failure to realize anticipated benefits such as cost savings and revenue enhancements;

    - Retention of key personnel;

    - Difficulties related to assimilating the products of an acquired business. For example, in distribution, engineering, and customer support areas; and

    - The failure to identify or correct a material Year 2000 problem of an acquired business.

    CADENCE'S INTERNATIONAL OPERATIONS MAY SERIOUSLY HARM ITS FINANCIAL
     CONDITION BECAUSE OF SEVERAL WEAK FOREIGN ECONOMIES AND THE EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS

    Cadence has operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 53% and 48% for the six month periods ended July 3, 1999, and July 4, 1998, respectively. Cadence also transacts business in various foreign currencies. Recent economic uncertainty and the weakening of foreign currencies in the Asia-Pacific region has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

    Fluctuations in the rate of exchange between U.S. Dollars and the currencies of countries other than the U.S. in which Cadence conducts business could seriously harm its business, operating results, and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. Dollars, it will take more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. Dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. Dollars, an increase in the exchange rate will result in an increase in the price for Cadence's products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence's prices being uncompetitive in markets where business is transacted in the local currency. Cadence's international operations may also be subject to other risks, including:

    - The adoption and expansion of government trade restrictions;

    - Volatile foreign exchange rates and currency conversion risks;

    - Limitations on repatriation of earnings;

    - Reduced protection of intellectual property rights in some countries;

    - Recessions in foreign economies;

    - Longer receivables collection periods and greater difficulty in collecting accounts receivable;

    - Difficulties in managing foreign operations;

    - Political and economic instability;

    - Unexpected changes in regulatory requirements;

    - Tariffs and other trade barriers; and

    - U.S. government licensing requirements for export as licenses can be difficult to obtain.

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

    CADENCE'S INABILITY TO COMPETE IN ITS INDUSTRIES COULD SERIOUSLY HARM ITS
     BUSINESS

    The electronic design automation software and the commercial electronic design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its professional services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors which could affect Cadence's ability to succeed include:

    - The development of competitive software products and design and methodology services could result in a shift of customer preferences away from Cadence's products and services and cause a significant decrease in revenue;

    - The electronics design and methodology services industries are relatively new industries and electronics design companies and manufacturers are only beginning to purchase these services from outside vendors; and

    - There are a significant number of current and potential competitors in the electronic design automation software industry and the cost of entry is low.

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

    While Cadence has established a Year 2000 project team to identify and resolve its potential Year 2000 issues, Cadence has not fully assessed the risks the Year 2000 problem poses to its business. Cadence believes that its own internally-developed software products generally will not have Year 2000 problems. However, Cadence is uncertain as to the Year 2000 readiness of third-party suppliers and customers, and products acquired through recent acquisitions. Because of these uncertainties, Cadence is currently unable to determine whether and to what extent the Year 2000 problem will harm its business, operating results, or financial condition.

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

    Provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation could make it difficult for another company to acquire control of Cadence. For example:

    - Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of the voting stock of the corporation, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within 3 years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

    - Cadence's Certificate of Incorporation allows the Cadence Board of Directors to issue at any time and without stockholder approval, preferred stock with such terms as it may determine. No shares of Cadence preferred stock are currently outstanding. However, the rights of holders of any Cadence preferred stock that may be issued in the future may be superior to the rights of holders of Cadence common stock.

    - Cadence has a rights plan, commonly known as a "poison pill," which would make it difficult for someone to acquire Cadence without the approval of Cadence's Board of Directors.

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

    The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio and its long-term debt obligations. The carrying value approximates fair value at July 3, 1999. All investments mature in one year or less.

                                                                        CARRYING        AVERAGE
                                                                          VALUE      INTEREST RATE
                                                                       -----------  ---------------
                                                                         (IN MILLIONS, EXCEPT FOR
                                                                         AVERAGE INTEREST RATES)
Investment Securities:
  Cash equivalents--fixed rate.......................................   $    35.0           5.13%
  Short-term investments--fixed rate.................................        33.0           6.08%
                                                                       -----------
    Total investment securities......................................        68.0           5.59%
  Cash equivalents--variable rate....................................       103.8           4.61%
                                                                       -----------
    Total interest bearing instruments...............................   $   171.8           5.00%
                                                                       -----------
                                                                       -----------

Debt:
  Revolving credit facility..........................................   $      --
                                                                       -----------
                                                                       -----------

    INTEREST RATE SWAP RISK

    Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At July 3, 1999, the notional amount was $21.7 million which will be amortized in quarterly installments of $2.2 million through October 2001. The estimated fair value at July 3, 1999 was immaterial.

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

    The table below provides information as of July 3, 1999 about Cadence's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts

(at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to July 14, 1999.

                                                                        NOTIONAL       AVERAGE
                                                                         AMOUNT     CONTRACT RATE
                                                                       -----------  -------------
                                                                        (IN MILLIONS, EXCEPT FOR
                                                                        AVERAGE CONTRACT RATES)
Forward Contracts:
  Japanese yen.......................................................   $    54.4        118.93
  Euro...............................................................   $   (26.3)         1.08
  British pound sterling.............................................   $    26.3          1.60
  Canadian dollars...................................................   $    (5.0)         1.48
  Swedish krona......................................................   $    (3.1)         8.23
  Hong Kong dollars..................................................   $     2.0          7.76

    The unrealized gain (loss) on the outstanding forward contracts at July 3, 1999 was immaterial to Cadence's condensed consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at July 3, 1999 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of Cadence.

    EQUITY PRICE RISK

    As part of its authorized repurchase program, Cadence has sold put warrants through private placements. Additionally, Cadence has purchased call options that entitle Cadence to buy on a specified day one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's seasoned systematic repurchase programs.

    Cadence repurchases shares of its common stock under stock repurchase programs in order to make sure it has enough shares for issuance under its Employee Stock Purchase Plan (ESPP), and its 1997 Stock Option Plan (the 1997
Plan). As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants. This may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock.

    - Call options allow Cadence to buy shares of its stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, Cadence will typically exercise the option and receive shares of stock. If the market price of the stock is less than the exercise price of a call option, Cadence typically will not exercise the option.

    - Call option issuers may accumulate a substantial number of shares of Cadence common stock in anticipation of Cadence's exercising its call option and may dispose of these shares if and when Cadence fails to exercise its call option. This could cause the market price of Cadence common stock to fall.

    - Put warrants allow the holder to sell to Cadence shares of Cadence common stock on a specified day at a specified price. Cadence has the right to settle the put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise.

    - Depending on the exercise price of the put warrants and the market price of the stock at the time of exercise, settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the market, which could cause the price of Cadence common stock to fall.

    - Put warrant holders may accumulate a substantial number of shares of stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

    The table below provides information at July 3, 1999 about Cadence's put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through February 2000 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                                  1999         2000       ESTIMATED
                                                                MATURITY     MATURITY    FAIR VALUE
                                                               -----------  -----------  -----------
                                                                       (SHARES AND CONTRACT
                                                                       AMOUNTS IN MILLIONS)
Put Warrants:
  Shares.....................................................         2.4          1.6
  Weighted average strike price..............................   $   27.11    $   13.08
  Contract amount............................................   $    65.9    $    21.1    $    36.4

Call Options:
  Shares.....................................................         1.7          1.3
  Weighted average strike price..............................   $   26.87    $   13.33
  Contract amount............................................   $    45.7    $    16.6    $     4.2

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

    On April 19, 1996, Cadence filed a motion seeking a preliminary injunction to prevent further use of Cadence copyrighted code and trade secrets by Avant!. On March 18, 1997, the District Court issued an order in which it granted in part and denied in part that motion. On September 23, 1997, the United States Court of Appeals for the Ninth Circuit reversed the District Court's decision and directed the District Court (a) to issue an order enjoining the sale of Avant!'s ArcCell products and (b) to determine whether Avant!'s Aquarius software infringes Cadence's code and, if so, to enter an order enjoining the sale of that software. In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring any further infringement of Cadence's copyrights in Design Framework II software, or selling, licensing or copying such product derived from Design Framework II, including but not limited to, Avant!'s ArcCell products. On February 19, 1998, Avant! filed a petition for WRIT OF CERTIORARI to the United States Supreme Court, requesting a review of the Ninth Circuit Court's decision. The Supreme Court denied that petition without comment. On July 9, 1998, Cadence filed further motions to enjoin Avant!'s Aquarius product line on copyright and trade secret grounds. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the Ninth Circuit Court of Appeal affirmed the preliminary injunction.

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

    On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California, entitled SPETT V. CADENCE DESIGN SYSTEMS, ET AL, civil action no. C 99-2082. The action was brought on behalf of a class of shareholders who purchased Cadence common stock between November 4, 1998 and April 20, 1999, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit arises out of Cadence's announcement of its first quarter 1999 financial results. Management intends to vigorously defend the claims.

    In February 1998, Aptix Corporation (Aptix) and Meta Systems, Inc. (Meta) filed a lawsuit against Quickturn Design Systems, Inc. (Quickturn) in the U.S. District Court, the Northern District of California, alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. Quickturn named Mentor Graphics Corporation (Mentor) as a party to this suit and filed a counter claim requesting the Court to declare the Aptix patent to be unenforceable based on inequitable conduct during the prosecution of the patent. The case is set for trial in mid-2000.

    On July 21, 1999, Mentor filed suit against Quickturn in the United States District Court, District of Delaware, alleging patent infringement involving Quickturn's Mercury hardware emulation systems. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend the claims. On July 22, 1999, Quickturn and Cadence filed a complaint against Mentor and Meta asking for declaratory relief in the United States District Court for the Northern District of California as well as a Notice of Related Case asking that the action brought by Mentor be consolidated with the above-described action involving many of the same questions of fact and law, APTIX CORPORATION AND META SYSTEMS, INC. V. QUICKTURN DESIGN SYSTEMS, which is pending in the United States District Court, San Francisco Division.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results, or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held July 1, 1999, the stockholders of the Company approved the following matters:

        1. A proposal to elect eight (8) directors of the Company to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

NOMINEE                                                               IN FAVOR      WITHHELD
------------------------------------------------------------------  -------------  ----------
Carol A. Bartz....................................................    192,645,375   1,710,951
H. Raymond Bingham................................................    192,594,743   1,761,583
Dr. Leonard Y. W. Liu.............................................    192,570,710   1,785,616
Donald L. Lucas...................................................    192,543,283   1,813,043
Dr. Alberto Sangiovanni-Vincentelli...............................    192,612,414   1,743,912
George M. Scalise.................................................    192,621,621   1,734,705
Dr. John B. Shoven................................................    192,631,354   1,724,972
Roger S. Siboni...................................................    192,421,802   1,934,524

        2. A proposal for the approval of an amendment to the 1995 Directors Stock Option Plan (the Directors Plan) to increase the authorized shares of Cadence Common Stock that can be issued under the Directors Plan by 200,000 shares in each of the next three calendar years (i.e., 2000, 2001 and 2002) and to amend the definition of "change in control" and clarify the treatment of options upon a change in control was approved by a vote of 157,125,427 for, 37,002,859 opposed, and 228,040 withheld.

        3. A proposal for the approval of an amendment to the Employee Stock Purchase Plan (the ESPP), as amended, to increase the number of shares of common stock authorized for issuance under the ESPP from 17,500,000 to 23,500,000, an increase of 6,000,000 shares, was approved by a vote of 186,568,325 for, 7,621,463 opposed, and 166,538 withheld.

        4. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending January 1, 2000 was approved by a vote of 193,082,230 for, 1,153,796 opposed, and 120,300 withheld.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

  EXHIBIT
  NUMBER                                        EXHIBIT TITLE
-----------  ------------------------------------------------------------------------------------
     10.48   Executive Termination and Release Agreement dated May 24, 1999, between Cadence and
             John R. Harding

     10.49   The Registrant's 1995 Directors Stock Option Plan, as amended
             May 5, 1999

     10.50   The Registrant's 1990 Employee Stock Purchase Plan, as amended May 5, 1999

     27.01   Financial data schedule for the period ended July 3, 1999.

(b) Reports on Form 8-K:

    On May 26, 1999 and amended on June 15, 1999, the Registrant filed a Current Report on Form 8-K reporting the completion of Cadence's agreement to acquire Quickturn Design Systems, Inc., a Delaware corporation.

    On December 10, 1998 and amended on December 22, 1998 and January 6, 1999 and May 20, 1999, the Registrant filed a Current Report on Form 8-K reporting Cadence's agreement to acquire Quickturn Design Systems, Inc., a Delaware corporation.

    On May 6, 1999, the Registrant filed a Current Report on Form 8-K reporting Cadence's press release announcing its first quarter 1999 results and announcing the appointment of H. Raymond Bingham to the position of President and Chief Executive Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CADENCE DESIGN SYSTEMS, INC.
                                              (REGISTRANT)

DATE:  August 16, 1999                        By:        /s/ H. RAYMOND BINGHAM
                                                         ----------------------------------------
                                                         H. RAYMOND BINGHAM
                                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE:  August 16, 1999                        By:        /s/ WILLIAM PORTER
                                                         ----------------------------------------
                                                         WILLIAM PORTER
                                                         SENIOR VICE PRESIDENT
                                                         AND CHIEF FINANCIAL OFFICER