Form 10-Q
period 1999-10-02
CADENCE DESIGN SYSTEMS INC
filed 1999-11-15
CIK 813672

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 5, 1999, there were 243,507,017 shares of the registrant's common stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                            PAGE
                                                                          --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets:
              October 2, 1999 and January 2, 1999.......................      3

            Condensed Consolidated Statements of Income:
              Three and Nine Months Ended October 2, 1999 and October 3,
                1998....................................................      4

            Condensed Consolidated Statements of Cash Flows:
              Nine Months Ended October 2, 1999 and October 3, 1998.....      5

            Notes to Condensed Consolidated Financial Statements........      6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     15

  Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................     37

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................     40

  Item 2.   Changes in Securities and Use of Proceeds...................     41

  Item 3.   Defaults Upon Senior Securities.............................     41

  Item 4.   Submission of Matters to a Vote of Security Holders.........     41

  Item 5.   Other Information...........................................     41

  Item 6.   Exhibits and Reports on Form 8-K............................     42

Signatures .............................................................     43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                     ASSETS

                                                              OCTOBER 2,    JANUARY 2,
                                                                 1999          1999
                                                              -----------   ----------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $  113,358    $  209,074
  Short-term investments....................................       7,105        40,403
  Receivables, net..........................................     259,363       305,143
  Inventories, net..........................................      12,749         9,903
  Prepaid expenses and other................................     122,159       101,629
                                                              ----------    ----------
    Total current assets....................................     514,734       666,152
Marketable securities.......................................          --        19,969
Property, plant, and equipment, net.........................     328,948       274,208
Software development costs, net.............................      10,716        13,045
Acquired intangibles, net...................................     377,467       286,088
Installment contract receivables............................     100,230       100,529
Other assets................................................     165,404       180,231
                                                              ----------    ----------
                                                              $1,497,499    $1,540,222
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of capital leases.......  $    2,410    $    1,273
  Accounts payable and accrued liabilities..................     221,304       242,524
  Income taxes payable......................................      10,641        21,241
  Deferred revenue..........................................     139,760       106,786
                                                              ----------    ----------
    Total current liabilities...............................     374,115       371,824
                                                              ----------    ----------
Long-term Liabilities:
  Long-term debt and capital leases.........................      38,782       136,380
  Deferred income taxes.....................................      77,642        58,306
  Minority interest liability...............................          41           377
  Other long-term liabilities...............................      22,992        25,505
                                                              ----------    ----------
    Total long-term liabilities.............................     139,457       220,568
                                                              ----------    ----------
Stockholders' Equity:
  Preferred stock...........................................          --            --
  Common stock and capital in excess of par value...........     849,937       817,978
  Treasury stock at cost....................................    (223,212)     (219,417)
  Retained earnings.........................................     366,731       358,322
  Accumulated other comprehensive loss......................      (9,529)       (9,053)
                                                              ----------    ----------
    Total stockholders' equity..............................     983,927       947,830
                                                              ----------    ----------
                                                              $1,497,499    $1,540,222
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      -----------------------   -----------------------
                                                      OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                         1999         1998         1999         1998
                                                      ----------   ----------   ----------   ----------
Revenue:
  Product...........................................   $ 80,658     $188,825     $385,905     $535,162
  Services..........................................     73,125       69,772      220,542      191,114
  Maintenance.......................................     72,114       75,587      218,834      217,432
                                                       --------     --------     --------     --------
    Total revenue...................................    225,897      334,184      825,281      943,708
                                                       --------     --------     --------     --------
Costs and expenses:
  Cost of product...................................     20,405       19,276       59,005       58,329
  Cost of services..................................     47,559       50,230      143,661      139,380
  Cost of maintenance...............................     13,613       14,485       39,443       39,462
  Amortization of acquired intangibles..............     16,833        3,114       42,403        6,801
  Marketing and sales...............................     88,203       85,441      251,202      245,157
  Research and development..........................     58,447       50,201      159,674      147,332
  General and administrative........................     22,449       23,599       64,612       63,079
  Unusual items.....................................     12,171      158,033       46,011      218,890
                                                       --------     --------     --------     --------
    Total costs and expenses........................    279,680      404,379      806,011      918,430
                                                       --------     --------     --------     --------
      Income (loss) from operations.................    (53,783)     (70,195)      19,270       25,278
Other income, net...................................        520        2,062          796        8,745
                                                       --------     --------     --------     --------
      Income (loss) before provision (benefit) for
        income taxes................................    (53,263)     (68,133)      20,066       34,023
Provision (benefit) for income taxes................    (11,817)      12,320       11,657       56,468
                                                       --------     --------     --------     --------
      Net income (loss).............................   $(41,446)    $(80,453)    $  8,409     $(22,445)
                                                       ========     ========     ========     ========
Basic net income (loss) per share...................   $  (0.17)    $  (0.34)    $   0.03     $  (0.10)
                                                       ========     ========     ========     ========
Diluted net income (loss) per share.................   $  (0.17)    $  (0.34)    $   0.03     $  (0.10)
                                                       ========     ========     ========     ========
Weighted average common shares outstanding..........    242,877      234,931      241,643      234,097
                                                       ========     ========     ========     ========
Weighted average common and potential common shares
  outstanding--assuming dilution....................    242,877      234,931      256,046      234,097
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

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                              OCTOBER 2,   OCTOBER 3,
                                                                 1999         1998
                                                              ----------   ----------
Cash and Cash Equivalents at Beginning of Period............  $ 209,074    $ 221,030
                                                              ---------    ---------
Cash Flows from Operating Activities:
  Net income (loss).........................................      8,409      (22,445)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    117,924       72,241
    Deferred income taxes...................................     13,529       36,740
    Write-off of software development costs, net............      1,441           --
    Write-off of prepaid expenses and other current
     assets.................................................        642           --
    Write-off of equipment, acquired intangibles, and other
     non-current assets.....................................     10,661        3,117
    Write-off of acquired in-process technology.............     20,700      194,100
    Change in other long-term liabilities and minority
     interest expense.......................................     (2,694)       3,861
    Equity loss from investments............................        458          786
    Provisions for doubtful accounts........................      9,114        3,724
    Non-cash restructuring charges..........................      4,740        7,105
    Changes in operating assets and liabilities, net of
     effect of acquired and disposed businesses:
      Receivables, net......................................    (99,041)     (92,143)
      Inventories, net......................................     (2,846)       3,967
      Prepaid expenses and other............................    (15,667)      24,504
      Installment contract receivables......................     39,328      (82,806)
      Accounts payable and accrued liabilities..............    (17,314)     (22,005)
      Income taxes payable..................................    (11,590)      79,375
      Deferred revenue......................................     25,338         (142)
                                                              ---------    ---------
        Net cash provided by operating activities...........    103,132      209,979
                                                              ---------    ---------
Cash Flows from Investing Activities:
  Maturities of short-term investments-held-to-maturity.....     23,591       48,802
  Purchases of short-term investments-held-to-maturity......        (43)     (35,852)
  Maturities of short-term investments-available-for-sale...     24,510      561,423
  Purchases of short-term investments-available-for-sale....        (15)    (510,312)
  Purchases of property, plant, and equipment...............   (101,347)     (90,042)
  Capitalization of software development costs..............    (19,609)     (17,316)
  Acquired intangibles and other assets.....................     (1,878)     (85,584)
  Investment in venture capital partnership and equity
    investments.............................................     (5,925)      (7,328)
  Cash effect of business acquisitions and dispositions.....    (96,784)    (100,134)
  Sale of put warrants......................................      3,609       14,812
  Purchase of call options..................................     (3,609)     (14,812)
                                                              ---------    ---------
        Net cash used for investing activities..............   (177,500)    (236,343)
                                                              ---------    ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt and capital leases...........     98,544           --
  Principal payments on long-term debt and capital leases...   (195,204)      (1,794)
  Proceeds from issuance of common stock....................     55,298       62,198
  Purchases of treasury stock...............................    (82,223)    (150,035)
  Proceeds from transfer of financial assets in exchange for
    cash....................................................    102,390      128,280
                                                              ---------    ---------
        Net cash provided by (used for) financing
            activities......................................    (21,195)      38,649
                                                              ---------    ---------
Effect of exchange rate changes on cash.....................       (153)        (989)
                                                              ---------    ---------
Increase (decrease) in Cash and Cash Equivalents............    (95,716)      11,296
                                                              ---------    ---------
Cash and Cash Equivalents at End of Period..................  $ 113,358    $ 232,326
                                                              =========    =========

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

    Certain amounts in the condensed consolidated financial statements as of January 2, 1999 and for the three and nine months ended October 3, 1998, have been reclassified to conform with the 1999 presentation.

ACQUISITIONS

    In July and August 1999, Cadence acquired all of the outstanding stock of OrCAD, Inc., a Delaware corporation (OrCAD), for cash and assumed all outstanding stock options. OrCAD is a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry. The total purchase price was $131.4 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, Cadence acquired net intangibles of $94 million. The results of operations of OrCAD and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's condensed consolidated financial statements from the date of acquisition. Intangibles arising from the OrCAD acquisition are being amortized on a straight-line basis over five years.

    Management estimates that $11.8 million of the purchase price for OrCAD represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    Comparative pro forma financial information has not been presented because the results of operations of OrCAD were not material to Cadence's condensed consolidated financial statements.

    In May 1999, Cadence completed its merger with Quickturn Design
Systems, Inc., a Delaware corporation (Quickturn). Quickturn designs, manufactures, sells, and supports hardware and software products that verify the design of computer chips and electronic systems. Cadence acquired all of the outstanding shares of Quickturn common stock in a tax-free, stock-for-stock transaction for approximately 24.6 million shares of Cadence common stock. The acquisition was accounted for as a pooling-of-interests. In addition, Cadence assumed all outstanding stock options and warrants of Quickturn. All prior period condensed consolidated financial statements have been restated as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures. For the three months ended April 3, 1999 and April 4, 1998, Cadence's revenues and net income (loss) were approximately $305.2 million and $270.2 million and $51.8 million and $(0.4) million, respectively. For the three months ended March 31, 1999 and 1998, Quickturn's revenues and net income (loss) were approximately $30 million and $23.6 million and $1.1 million and $(1.6) million, respectively.

    In January 1999, Cadence acquired Design Acceleration, Inc. (DAI), a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately
0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, Cadence acquired net intangibles of $24.1 million. The results of operations of DAI and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's condensed consolidated financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

    Management estimates that $8.9 million of the purchase price for DAI represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense in the condensed consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue, and profitability of Cadence may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    Comparative pro forma financial information has not been presented because the results of operations of DAI were not material to Cadence's condensed consolidated financial statements.

INVENTORIES

    Cadence's inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

    A summary of inventories follows:

                                                          OCTOBER 2,   JANUARY 2,
                                                             1999         1999
(IN THOUSANDS)                                            ----------   ----------
Raw materials...........................................    $11,642      $8,798
Work in process.........................................      1,107       1,105
                                                            -------      ------
  Total inventories, net................................    $12,749      $9,903
                                                            =======      ======

UNUSUAL ITEMS AND RESTRUCTURING

    A summary of unusual items and restructuring charges follows:

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      -----------------------   -----------------------
                                                      OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                         1999         1998         1999         1998
(IN THOUSANDS)                                        ----------   ----------   ----------   ----------
Restructuring charges...............................    $   371     $ 20,833      $13,274     $ 24,790
Merger costs........................................         --           --        8,435           --
Asset impairment....................................         --           --        6,602           --
Litigation settlement...............................         --           --       (3,000)          --
Write-off of acquired in-process technology.........     11,800      137,200       20,700      194,100
                                                        -------     --------      -------     --------
  Total unusual items...............................    $12,171     $158,033      $46,011     $218,890
                                                        =======     ========      =======     ========

    RESTRUCTURING

    In the three months ended July 3, 1999, Cadence recorded $10.7 million in restructuring charges including severance costs to terminate 49 employees and costs to consolidate facilities. Severance costs of $8.7 million relate to restructuring plans primarily aimed at reducing costs after Cadence merged with Quickturn, further actions taken to restructure the Cadence services business in Japan, and severance resulting from the resignation of Cadence's Chief Executive Officer. Facilities consolidation charges of $2 million are the result of the closure of 15 Quickturn facilities, including $1 million to close and exit the excess Quickturn facilities and $1 million of related leasehold improvement abandonment costs. Closure and exit costs of $1 million include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements to facilities that were abandoned and whose estimated fair market value is zero. At September 30, 1999, approximately 80% of the sites had been vacated and the remaining sites will be vacated primarily during the fourth quarter of 1999. Noncancelable lease payments on vacated facilities will be paid out through 2003.

    Included in restructuring charges for the three months ended April 3, 1999, are $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the costs of excess personnel in its services business.

    In each of the three months ended April 3, 1999, July 3, 1999, and October 2, 1999, all termination notices and benefits were communicated to the affected employees prior to the end of the quarter and substantially all severance benefits to such affected employees are expected to be paid in 1999.

    Included in unusual items for the nine months ended October 3, 1998, were restructuring charges of $24.8 million, including $20.8 million representing a reduction in personnel associated with the integration of Cadence's services organization and the consolidation of facilities. In addition, $4 million related to severance costs associated with Cadence's international business operations and its information technology support services contract. In connection with the restructuring activities, Cadence reduced its workforce by approximately 101 employees.

    The following tables summarize Cadence's restructuring activity during the nine months ended October 2, 1999:

                                                      FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
                                             ------------------------------------------------------------
                                             SEVERANCE
                                                AND        EXCESS         OTHER
                                             BENEFITS    FACILITIES   RESTRUCTURING    ASSETS     TOTAL
(IN THOUSANDS)                               ---------   ----------   -------------   --------   --------
Balance, January 2, 1999...................  $ 13,114      $14,496       $ 2,213      $11,304    $ 41,127
  1999 restructuring charges...............    11,271          978            --        1,025      13,274
  Reclassifications........................      (515)         179           501         (165)         --
  Non-cash charges.........................      (415)        (357)         (705)      (3,263)     (4,740)
  Cash charges.............................   (13,811)      (6,647)       (1,404)      (1,390)    (23,252)
                                             --------      -------       -------      -------    --------
Balance, October 2, 1999...................  $  9,644      $ 8,649       $   605      $ 7,511    $ 26,409
                                             ========      =======       =======      =======    ========

    IN-PROCESS TECHNOLOGY

    In connection with the OrCAD acquisition in the third quarter of 1999 and the DAI acquisition in the first quarter of 1999, Cadence charged to expense $11.8 and $8.9 million, respectively, representing in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Merger Costs and In-Process Technology."

    MERGER COSTS

    In connection with the acquisition of Quickturn in the second quarter of 1999, Cadence charged to expense $8.4 million representing merger costs for fees of financial advisors, attorneys, and accountants.

    ASSET IMPAIRMENT

    In the three months ended July 3, 1999, Cadence incurred charges totaling $3.5 million in connection with the cancellation of an information technology services contract with a third-party and the abandonment of capitalized software development costs associated with Cadence products that will no longer be sold.

    In the three months ended April 3, 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that will no longer be used by its design services business and capitalized software development costs associated with Cadence products that will no longer be sold.

    The impairment losses recorded for the nine months ended October 2, 1999, were the amounts by which the carrying amounts of the intangible assets exceeded their fair market values.

    LITIGATION SETTLEMENT

    In the second quarter of 1999, Cadence and Mentor Graphics Corporation (Mentor) announced the settlement of a patent infringement action pending in the United States District Court for the District of Oregon. In the settlement, the parties agreed that the District Court would enter a judgment declaring that certain Quickturn patents are valid, enforceable, and were infringed by Mentor's sale of SimExpress products in the United States. Mentor is permanently enjoined from producing, marketing or selling SimExpress emulation systems in the United States. In connection with the settlement, Mentor paid Cadence $3 million.

CREDIT FACILITY

    In October 1998, Cadence entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks that allows Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility is divided between a $177.5 million two year revolving credit facility (the Two Year Facility) and a $177.5 million 364-day revolving credit facility convertible into a one year term loan (the 364-Day Facility). The Two Year Facility expires September 29, 2001. The 364-Day Facility will either expire on September 27, 2000, be converted to a one year term loan with a maturity date of September 27, 2001, or, at the request of Cadence and with the agreement of the bank group, be renewed for an additional one year period. Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portions of the Two Year Facility at rates between 0.23% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.18%. The 1998 Facility contains certain financial and other covenants.

    During the nine months ended October 2, 1999, Cadence repaid $100 million of the $135 million outstanding under the unsecured credit facility at January 2, 1999. At October 2, 1999, there was $35 million outstanding under this unsecured credit facility which is classified as long-term debt on the accompanying condensed consolidated balance sheet.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                          1999         1998         1999         1998
(IN THOUSANDS)                                         ----------   ----------   ----------   ----------
Net income (loss)....................................   $(41,446)    $(80,453)     $8,409      $(22,445)
Translation gain (loss)..............................        186        1,806        (286)         (842)
Unrealized gain (loss) on investments................        (34)         197        (190)          172
                                                        --------     --------      ------      --------
  Comprehensive income (loss)........................   $(41,294)    $(78,450)     $7,933      $(23,115)
                                                        ========     ========      ======      ========

NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average shares of common stock outstanding and the incremental number of potential common shares issuable upon the exercise of outstanding common stock options, warrants, contingent issuances of common stock, and put warrants computed using the treasury stock method. For periods in which Cadence had losses, potential common shares issuable upon exercise or conversion of common stock options, warrants, contingent issuances of common stock, and put warrants are excluded from the computation of diluted net loss per share because their effect is antidilutive.

    The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                          1999         1998         1999         1998
(IN THOUSANDS)                                         ----------   ----------   ----------   ----------
Weighted average common shares used to calculate
  basic net income (loss) per share..................    242,877      234,931      241,643      234,097
  Options............................................         --           --       12,488           --
  Warrants and other contingent shares...............         --           --          301           --
  Puts...............................................         --           --        1,614           --
                                                         -------      -------      -------      -------
Weighted average common and potential common shares
  used to calculate diluted net income (loss) per
  share..............................................    242,877      234,931      256,046      234,097
                                                         =======      =======      =======      =======

    Had Cadence recorded net income for the three months ended October 2, 1999, dilutive weighted outstanding options would have been 8.7 million shares and weighted outstanding warrants and other dilutive contingent shares would have been 2.5 million shares.

    Had Cadence recorded net income for the three and nine months ended October 3, 1998, dilutive weighted outstanding options would have been
20.5 million and 23.9 million shares, respectively, and weighted outstanding warrants and other dilutive contingent shares would have been 0.6 million and
0.4 million shares, respectively.

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

    As part of its authorized repurchase programs, Cadence has sold put warrants through private placements. At October 2, 1999, there were 2.9 million put warrants outstanding, each of which entitles the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $13.08 to $33.62 per share. Additionally, during the nine months ended October 2, 1999, Cadence purchased call options that entitle Cadence to buy shares of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At October 2, 1999, Cadence had 2.1 million call options outstanding at prices ranging from $13.33 to $33.87 per share. The put warrants and call options outstanding at October 2, 1999 are exercisable on various dates through February 2000, and Cadence has the contractual ability to settle the options prior to their maturity. At October 2, 1999, the fair value of the call options was approximately $2.7 million and the fair value of the put warrants was approximately $19.4 million. The fair value of the put warrants and call options was estimated by Cadence's investment advisors.

    If exercised, Cadence has the right to settle the put warrants with Cadence common stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence's common stock. At October 2, 1999, Cadence had the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

SEGMENT REPORTING

    In 1998, Cadence adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence currently has three operating segments: Products, Services, and Maintenance. Cadence's chief operating decision making group is the Executive Staff, which includes the Company's President and Chief Executive Officer and his senior staff.

    Cadence's business activities are organized on the basis of three operating segments. The Products segment designs and sells a variety of electronic design automation software products that are licensed and hardware products that are sold to customers. The Services segment offers methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment is primarily a technical support organization, and maintenance agreements are offered to customers either as part of our product license agreements or separately. Segments have not been aggregated for purposes of this disclosure.

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

    Cadence's management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence's Executive Staff to make decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization is allocated among the segments in order to determine each segment's gross margin.

    The following tables present information about reported segments for the three months ended October 2, 1999 and October 3, 1998:

                                                 FOR THE THREE MONTHS ENDED OCTOBER 2, 1999
                                          ---------------------------------------------------------
                                          PRODUCT    SERVICES   MAINTENANCE     OTHER       TOTAL
(IN THOUSANDS)                            --------   --------   -----------   ---------   ---------
  Revenue...............................  $ 80,658   $73,125      $72,114     $      --   $ 225,897
  Cost of revenue.......................    20,405    47,559       13,613            --      81,577
  Amortization of acquired
    intangibles.........................    15,513     1,320           --            --      16,833
                                          --------   -------      -------     ---------   ---------
    Gross margin........................    44,740    24,246       58,501            --     127,487
  Marketing and sales...................        --        --           --       (88,203)    (88,203)
  Research and development..............        --        --           --       (58,447)    (58,447)
  General and administrative............        --        --           --       (22,449)    (22,449)
  Unusual items.........................        --        --           --       (12,171)    (12,171)
  Other income, net.....................        --        --           --           520         520
                                          --------   -------      -------     ---------   ---------
  Income (loss) before provision
    (benefit) for income taxes..........  $ 44,740   $24,246      $58,501     $(180,750)  $ (53,263)
                                          ========   =======      =======     =========   =========

                                                 FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
(IN THOUSANDS)                            --------------------------------------------------------
  Revenue...............................  $188,825   $69,772     $75,587     $      --   $ 334,184
  Cost of revenue.......................    19,276    50,230      14,485            --      83,991
  Amortization of acquired
    intangibles.........................     1,769     1,345          --            --       3,114
                                          --------   -------     -------     ---------   ---------
    Gross margin........................   167,780    18,197      61,102            --     247,079
  Marketing and sales...................        --        --          --       (85,441)    (85,441)
  Research and development..............        --        --          --       (50,201)    (50,201)
  General and administrative............        --        --          --       (23,599)    (23,599)
  Unusual items.........................        --        --          --      (158,033)   (158,033)
  Other income, net.....................        --        --          --         2,062       2,062
                                          --------   -------     -------     ---------   ---------
  Income (loss) before provision
    (benefit) for income taxes..........  $167,780   $18,197     $61,102     $(315,212)  $ (68,133)
                                          ========   =======     =======     =========   =========

    The following tables present information about reported segments for the nine months ended October 2, 1999 and October 3, 1998:

                                                 FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
                                         ---------------------------------------------------------
                                         PRODUCT    SERVICES   MAINTENANCE     OTHER       TOTAL
(IN THOUSANDS)                           --------   --------   -----------   ---------   ---------
  Revenue..............................  $385,905   $220,542    $218,834     $      --   $ 825,281
  Cost of revenue......................    59,005    143,661      39,443            --     242,109
  Amortization of acquired
    intangibles........................    38,464      3,939          --            --      42,403
                                         --------   --------    --------     ---------   ---------
    Gross margin.......................   288,436     72,942     179,391            --     540,769
  Marketing and sales..................        --         --          --      (251,202)   (251,202)
  Research and development.............        --         --          --      (159,674)   (159,674)
  General and administrative...........        --         --          --       (64,612)    (64,612)
  Unusual items........................        --         --          --       (46,011)    (46,011)
  Other income, net....................        --         --          --           796         796
                                         --------   --------    --------     ---------   ---------
  Income (loss) before provision
    (benefit) for income taxes.........  $288,436   $ 72,942    $179,391     $(520,703)  $  20,066
                                         ========   ========    ========     =========   =========

                                                FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
(IN THOUSANDS)                           --------------------------------------------------------
  Revenue..............................  $535,162   $191,114    $217,432    $      --   $ 943,708
  Cost of revenue......................    58,329    139,380      39,462           --     237,171
  Amortization of acquired
    intangibles........................     4,288      2,513          --           --       6,801
                                         --------   --------    --------    ---------   ---------
    Gross margin.......................   472,545     49,221     177,970           --     699,736
  Marketing and sales..................        --         --          --     (245,157)   (245,157)
  Research and development.............        --         --          --     (147,332)   (147,332)
  General and administrative...........        --         --          --      (63,079)    (63,079)
  Unusual items........................        --         --          --     (218,890)   (218,890)
  Other income, net....................        --         --          --        8,745       8,745
                                         --------   --------    --------    ---------   ---------
  Income (loss) before provision
    (benefit) for income taxes.........  $472,545   $ 49,221    $177,970    $(665,713)  $  34,023
                                         ========   ========    ========    =========   =========

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

OVERVIEW

    Cadence provides software and hardware technology and comprehensive design and methodology services and technology for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation (EDA) software, sells hardware technology, and provides a variety of professional services to companies throughout the world ranging from methodology services to help optimize performance of the customer's product to design services to create the actual design of the electronic system for the customer's product. Cadence is a supplier of "design realization" solutions, which are used by companies to design and develop complex chips and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

    In July and August 1999, Cadence acquired all of the outstanding stock of OrCAD, Inc., a Delaware corporation (OrCAD), for cash and assumed all outstanding stock options. OrCAD is a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry. The total purchase price was $131.4 million, and the acquisition was accounted for as a purchase.

    In May 1999, Cadence completed its merger with Quickturn Design
Systems, Inc., a Delaware corporation (Quickturn). Quickturn designs, manufactures, sells, and supports hardware and software products that verify the design of computer chips and electronic systems. Cadence acquired all of the outstanding shares of Quickturn common stock in a tax-free, stock-for-stock transaction for approximately 24.6 million shares of Cadence common stock. The acquisition was accounted for as a pooling of interests. In addition, Cadence assumed all of the outstanding stock options and warrants of Quickturn. All prior period condensed consolidated financial statements were restated as if the merger had taken place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures.

    In January 1999, Cadence acquired Design Acceleration, Inc. (DAI), a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately
0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase.

RESULTS OF OPERATIONS

    REVENUE

                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    -----------------------              -----------------------
                                    OCTOBER 2,   OCTOBER 3,              OCTOBER 2,   OCTOBER 3,
                                       1999         1998      % CHANGE      1999         1998      % CHANGE
(IN MILLIONS)                       ----------   ----------   --------   ----------   ----------   --------
Product...........................    $ 80.7       $188.8       (57)%      $385.9       $535.2       (28)%
Services..........................      73.1         69.8         5%        220.6        191.1        15%
Maintenance.......................      72.1         75.6        (5)%       218.8        217.4         1%
                                      ------       ------                  ------       ------
  Total revenue...................    $225.9       $334.2       (32)%      $825.3       $943.7       (13)%
                                      ======       ======                  ======       ======

    SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product...........................       36%        57%                   47%        57%
Services..........................       32%        21%                   27%        20%
Maintenance.......................       32%        22%                   26%        23%

    The decreases in product revenue of $108.2 million and $149.3 million for the three and nine months ended October 2, 1999, respectively, when compared to the same periods of 1998, were attributable primarily to a decrease in demand for Cadence's products and Cadence's implementation of a new subscription licensing model during the third quarter of 1999. These decreases were partially offset by an increase in Quickturn hardware product revenue in the same periods. The decrease in demand for product was attributable primarily to Integrated Circuit implementation products, which include place and route, physical design and verification tools, and Intellectual Property creation products, which include verilog-based simulation and algorithm design tools. The new subscription licensing model allows customers access to new technology. Because Cadence's new model includes undelivered technology, revenue associated with software products under this subscription model is required to be recognized ratably over the license period. Total product revenue in the fourth quarter of 1999 is expected to increase from the third quarter and return to year-over-year growth in the second quarter of 2000. However, there can be no assurance that this expectation will prove accurate, and actual results may differ materially. See "Factors That May Affect Future Results."

    Services revenue increased $3.4 million and $29.4 million in the three and nine months ended October 2, 1999, respectively, when compared to the same periods of 1998. The increase in the three months ended October 2, 1999 was primarily attributable to increased demand for Cadence's design services, while the increase in the nine months ended October 2, 1999 was primarily attributable to increased demand for Cadence's design and methodology services.

    Maintenance revenue decreased $3.5 million in the three months ended
October 2, 1999, when compared to the same period in 1998, primarily due to the transition of the customer base to different license models, including the new subscription license model implemented in the third quarter of 1999. Maintenance revenue increased $1.4 million in the nine months ended October 2, 1999, when compared to the same period in 1998.

    REVENUE BY GEOGRAPHY

                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    -----------------------              -----------------------
                                    OCTOBER 2,   OCTOBER 3,              OCTOBER 2,   OCTOBER 3,
                                       1999         1998      % CHANGE      1999         1998      % CHANGE
(IN MILLIONS)                       ----------   ----------   --------   ----------   ----------   --------
Domestic..........................    $120.4       $179.9       (33)%      $404.6       $498.7       (19)%
International.....................     105.5        154.3       (32)%       420.7        445.0        (5)%
                                      ------       ------                  ------       ------
  Total revenue...................    $225.9       $334.2       (32)%      $825.3       $943.7       (13)%
                                      ======       ======                  ======       ======

    REVENUE BY GEOGRAPHY AS A PERCENT OF TOTAL REVENUE

Domestic..........................       53%        54%                   49%        53%
International.....................       47%        46%                   51%        47%

    Total revenue from international sources decreased in the three and nine months ended October 2, 1999, when compared to the same periods in 1998. The decrease in the three months ended October 2, 1999 was due primarily to a decrease in international product revenue and maintenance revenue in Japan, as well as Cadence's implementation of a new subscription licensing model during the third quarter of 1999. The decrease in international revenue in the nine months ended October 2, 1999 was due primarily to a decrease in international product revenue and maintenance revenue in Japan, partially offset by increases in services revenue in Europe, Japan, and Canada, as well as Cadence's implementation of a new subscription licensing model during the third quarter of 1999. The new subscription licensing model allows customers access to new technology. Because Cadence's new model includes undelivered technology, revenue associated with software products under this subscription model is required to be recognized ratably over the license period.

    Foreign currency exchange rates positively affected reported revenue by $4.9 million and $12.9 million during the three and nine months ended
October 2, 1999, when compared to the same periods in 1998, and was due primarily to the strengthening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected reported revenue by $9.7 million and $20.3 million during the three and nine months ended
October 3, 1998, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

    COST OF REVENUE

                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    -----------------------              -----------------------
                                    OCTOBER 2,   OCTOBER 3,              OCTOBER 2,   OCTOBER 3,
                                       1999         1998      % CHANGE      1999         1998      % CHANGE
(IN MILLIONS)                       ----------   ----------   --------   ----------   ----------   --------
Product...........................     $20.4        $19.3         6%       $ 59.0       $ 58.3        1%
Services..........................     $47.6        $50.2        (5)%      $143.7       $139.4        3%
Maintenance.......................     $13.6        $14.5        (6)%      $ 39.4       $ 39.5        0%

    COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product...........................      25%        10%                    15%        11%
Services..........................      65%        72%                    65%        73%
Maintenance.......................      19%        19%                    18%        18%

    Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with Quickturn hardware emulation system products include materials, labor, and overhead.

    Cost of product revenue increased $1.1 million and $0.7 million for the three and nine months ended October 2, 1999, respectively, when compared to the same periods in 1998. The increase for the three months ended October 2, 1999, when compared to the same period in 1998, was primarily attributable to increased sales of Quickturn products, offset partially by decreases in royalties and purchased software amortization. The increase for the nine months ended October 2, 1999, when compared to the same period in 1998, was due primarily to increased sales of Quickturn products and the amortization of capitalized software development costs, offset partially by inventory obsolescence charges of $5.7 million associated with Quickturn's introduction of the Mercury Design Verification System in the first quarter of 1998.

    Product gross margin decreased for the three and nine months ended
October 2, 1999, when compared to the same periods in 1998, due primarily to lower demand and sales of software products, the introduction of a new subscription licensing model during the third quarter of 1999, and because the majority of Cadence's cost of software product revenue do not vary significantly with changes in revenue. Product gross margin for the three and nine months ended October 2, 1999, also declined due to a higher proportion of hardware revenue with lower gross margins than software product revenue. Product gross margin in the fourth quarter of 1999 is expected to increase from the third quarter and return to year-over-year growth in the second quarter of 2000. However, there can be no assurance that this expectation will prove accurate, and actual results may differ materially. See "Factors That May Affect Future Results."

    Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue decreased $2.7 million in the three months ended October 2, 1999, when compared to the same period in 1998, due primarily to a reduction in employee-related costs, including salaries, bonus and other employee costs resulting from Cadence's restructuring plan implemented beginning in the fourth quarter of 1998. Cost of services revenue increased $4.3 million in the nine months ended October 2, 1999, when compared to the same period in 1998, due primarily to an increase in employee-related costs including salaries, bonus and other costs associated with employees acquired through Cadence's first quarter 1998 business combinations for which there were no similar reported costs, and an increase in the amortization of purchased software related to services projects.

    Services gross margin increased for the three and nine months ended October 2, 1999, when compared to the same periods in 1998, due primarily to increased utilization of services capacity and the management of expenses. Services gross margin has been, and may continue to be, adversely affected by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be adversely affected by Cadence's inability to achieve operating efficiencies when implementing a growing number of services offerings.

    Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue in absolute dollars and as a percent of related revenue remained relatively flat in the three and nine months ended October 2, 1999, when compared to the same periods of 1998.

    AMORTIZATION OF ACQUIRED INTANGIBLES

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                          1999         1998         1999         1998
(IN MILLIONS)                                          ----------   ----------   ----------   ----------
Amortization of acquired intangibles.................     $16.8        $3.1         $42.4        $6.8

    AMORTIZATION OF ACQUIRED INTANGIBLES AS A PERCENT OF TOTAL REVENUE

Amortization of acquired intangibles.................       7%         1%         5%         1%

    Amortization of acquired intangibles increased $13.7 million and $35.6 million for the three and nine months ended October 2, 1999, respectively, when compared to the same periods in 1998, as a result of the acquisitions of Ambit Design Systems, Inc. (Ambit) and Bell Labs' Integrated Circuit Design Automation group of Lucent Technologies, Inc. (BLDA) in the third quarter of 1998, DAI in the first quarter of 1999, and OrCAD in the third quarter of 1999, all of which were accounted for using the purchase method of accounting.

    OPERATING EXPENSES

                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    -----------------------              -----------------------
                                    OCTOBER 2,   OCTOBER 3,              OCTOBER 2,   OCTOBER 3,
                                       1999         1998      % CHANGE      1999         1998      % CHANGE
(IN MILLIONS)                       ----------   ----------   --------   ----------   ----------   --------
Marketing and sales...............     $88.2        $85.4         3%       $251.2       $245.2        2%
Research and development..........     $58.4        $50.2        16%       $159.7       $147.3        8%
General and administrative........     $22.4        $23.6        (5)%      $ 64.6       $ 63.1        2%

    EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales...............      39%        26%                    30%        26%
Research and development..........      26%        15%                    19%        16%
General and administrative........      10%         7%                     8%         7%

    Marketing and sales expenses increased $2.8 million and $6 million for the three and nine months ended October 2, 1999, respectively, when compared to the same periods in 1998. The increase was primarily due to an increase in sales support costs in Japan, partially offset by lower travel costs. Foreign currency exchange rates negatively affected reported marketing and sales expenses by $2 million and $3.6 million during the three and nine months ended October 2, 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. During the three and nine months ended October 3, 1998, foreign currency exchange rates positively affected marketing and sales expenses by $2.1 million and $5.9 million, respectively, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

    Cadence's expenses for research and development, prior to the reduction for capitalization of software development costs, was $64.5 million for the three months ended October 2, 1999 and $55.9 million for the three months ended October 3, 1998, representing 29% and 17% of total revenue for each quarter, respectively. For the three and nine months ended October 2, 1999 and October 3, 1998, Cadence capitalized $6.1 million and $19.6 million and
$5.7 million and $17.3 million of software development costs, respectively, representing 9% and 11% and 10% and 11% of total research and development expenditures made in each of those periods, respectively. The increase in capitalized software development costs for the three and nine months ended October 2, 1999 resulted primarily from general increases in new product development.

    The increase in net research and development expenses of $8.2 million and $12.3 million for the three and nine months ended October 2, 1999, when compared with the same periods of 1998, was primarily attributable to employee costs related to the acquired operations of Ambit and BLDA. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    General and administrative expenses decreased $1.2 million for the three months ended October 2, 1999, when compared to the same period in 1998. The decrease was primarily attributable to lower legal fees of $4 million in the third quarter of 1999 as compared to the legal fees that Quickturn incurred in connection with the unsolicited tender offer by Mentor Graphics Corporation (Mentor) in the third quarter of 1998, offset by increases in bad debt of $1.2 million and consulting services. The increase in general and administrative expenses of $1.5 million for the nine months ended October 2, 1999, when compared to the same period in 1998, was primarily attributable to an increase in bad debt expense of $5.4 million, partially offset by a decrease of $4 million in legal fees in the third quarter of 1999 as compared to the legal fees Quickturn incurred in connection with the unsolicited tender offer of Quickturn by Mentor in the third quarter of 1998, and decreased consulting services.

    Operating expenses as a percent of total revenue increased primarily due to the decrease in total revenue as previously discussed. Operating expenses as a percent of total revenue is expected to decrease in the fourth quarter due to an expected increase in revenue in the fourth quarter as compared to the third quarter. There can be no assurance that this expectation will prove accurate, and actual results may differ materially. See "Factors That May Affect Future Results."

    UNUSUAL ITEMS AND RESTRUCTURING

    The following table presents information regarding unusual items for the three and nine months ended October 2, 1999 and October 3, 1998:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                          1999         1998         1999         1998
(IN MILLIONS)                                          ----------   ----------   ----------   ----------
Restructuring charges................................     $ 0.4       $ 20.8        $13.3       $ 24.8
Merger costs.........................................        --           --          8.4           --
Asset impairment.....................................        --           --          6.6           --
Litigation settlement................................        --           --         (3.0)          --
Write-off of acquired in-process technology..........      11.8        137.2         20.7        194.1
                                                          -----       ------        -----       ------
  Total unusual items................................     $12.2       $158.0        $46.0       $218.9
                                                          =====       ======        =====       ======

    RESTRUCTURING

    In the three months ended July 3, 1999, Cadence recorded $10.7 million in restructuring charges including severance costs to terminate 49 employees and costs to consolidate facilities. Severance costs of $8.7 million relate to restructuring plans primarily aimed at reducing costs after Cadence merged with Quickturn, further actions taken to restructure the Cadence services business in Japan, and severance resulting from the resignation of Cadence's Chief Executive Officer. Facilities consolidation charges of $2 million are the result of the closure of 15 Quickturn facilities, including $1 million to close and exit the excess Quickturn facilities and $1 million of related leasehold improvement abandonment costs. Closure and exit costs of $1 million include payments required under lease contracts (less any applicable sublease income) after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements to facilities that were abandoned and whose estimated fair market value is zero. At September 30, 1999, approximately 80% of the sites had been vacated and the remaining sites will be vacated primarily during the fourth quarter of 1999. Noncancelable lease payments on vacated facilities will be paid out through 2003.

    Included in restructuring charges for the three months ended April 3, 1999, are $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the costs of excess personnel in its services business.

    In each of the three months ended April 3, 1999, July 3, 1999, and October 2, 1999, all termination notices and benefits were communicated to the affected employees prior to the end of the quarter and substantially all severance benefits to such affected employees are expected to be paid in 1999.

    Included in unusual items for the nine months ended October 3, 1998, were restructuring charges of $24.8 million, including $20.8 million representing a reduction in personnel associated with the integration of Cadence's services organization and the consolidation of facilities. In addition, $4 million related to severance costs associated with Cadence's international business operations and its information technology support services contract. In connection with the restructuring activities, Cadence reduced its workforce by approximately 101 employees.

    IN-PROCESS TECHNOLOGY

    In July and August 1999, Cadence acquired all of the outstanding stock of OrCAD for cash and assumed all outstanding stock options. The total purchase price was $131.4 million, and the acquisition was accounted for as a purchase. OrCAD is a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry. In connection with the acquisition, Cadence acquired net intangibles of $94 million.

    Upon consummation of the OrCAD acquisition, Cadence immediately charged to expense $11.8 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Condensed Consolidated Financial Statements". The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 1999 and 2000. Expenditures to complete the in-process technology are expected to total approximately $2.3 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

    At the time of its acquisition by Cadence, OrCAD's in-process research and development projects in the schematic entry area were related to the development of an online component catalog and a new schematic design entry interface. In-process research and development projects in the simulation area were related to a rearchitecture of the simulation engine and replacement of the digital kernal. Additional features under development included randomized expressions and no selection limits. The nature of the efforts to complete these projects relate, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

    The net cash flows resulting from the projects underway at OrCAD, which were used to value the purchased research and development, were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence's ability to gain market acceptance in these segments, and the life cycle of in-process technology.

    Estimated total revenue from the acquired in-process technology peaks in 2001 and declines rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $10.8 million. The net cash flows generated from the in-process technology are expected to reflect earnings before interest, taxes, and depreciation of approximately 32% for the sales generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisitions. See "Factors That May Affect Future Results."

    The discount applied to the net cash flows to their present value is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on the required rates of return from investments in various areas of the enterprise. The rate used to discount the net cash flows from purchased in-process technology was 22%. The discount rate is sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

    As evidenced by their continued support for these projects, management believes Cadence will successfully complete each of the major research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success. If these projects are not successfully developed, future revenue and profitability of Cadence may be materially adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    To date, OrCAD's results have not differed significantly from the forecast assumptions. In addition, Cadence's research and development expenditures since the acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of plans in its role in Cadence's suite of design systems and tools. The risks associated with the research and development are still considered high and no assurance can be made that future products will meet market expectations.

    In January 1999, Cadence acquired DAI, a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million, and the acquisition was accounted for as a purchase. In connection with the acquisition, Cadence acquired net intangibles of $24.1 million.

    Upon consummation of the DAI acquisition, Cadence immediately charged to expense $8.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Condensed Consolidated Financial Statements." The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology under development is expected to be commercially viable in 1999. Expenditures to complete the in-process technology were expected to total approximately $0.7 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

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

    Estimated total revenues from the acquired in-process technology peaks in years 2001-2002 and declines rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $11.4 million. The net cash flows generated from the in-process technology are expected to reflect earnings before interest, taxes, and depreciation of approximately 60% for the sales generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefits of this acquisition. See "Factors That May Affect Future Results."

    The discount applied to the net cash flows to calculate the present value of such net cash flows was based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on the required rates of return from investments in various areas of the enterprise. The rate used to discount the net cash flows from purchased in-process technology was 22%. The discount rate is sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

    As evidenced by their continued support for research and development projects, management believes Cadence will successfully complete each of these projects. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success. If these projects are not successfully developed, Cadence's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

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

    In September 1998, Cadence acquired all of the outstanding stock of Ambit Design Systems, Inc. (Ambit) and Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc. (BLDA) for cash.

    The total purchase price of Ambit was $255 million and the acquisition was accounted for as a purchase. Ambit is a leading developer of design automation technology used in system-on-a-chip (SOC) design.

    Upon consummation of the Ambit acquisition, Cadence immediately charged to expense $106.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in 1999. Expenditures to complete the in-process technology are expected to total approximately
$15 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

    In September 1998, Cadence acquired BLDA for cash. The total purchase price of BLDA was $58 million and the acquisition was accounted for as a purchase.

    Upon consummation of the BLDA acquisition, Cadence immediately charged to expense $30.3 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology was expected to be commercially viable in 2000. Expenditures to complete the in-process technology were expected to total approximately $5 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

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

    In the three months ended April 4, 1998, Cadence acquired all of the outstanding stock of Excellent Design, Inc., a Japanese corporation (EXD), and Symbionics Group Limited, a U.K. corporation (Symbionics).

    The total purchase price of EXD was $40.9 million, and the acquisition was accounted for as a purchase. EXD provides application-specific integrated circuit and system-on-a-chip (SOC) design and library development.

    Upon consummation of the EXD acquisition, Cadence immediately charged to expense $28.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete the in-process technology were expected to total approximately $7 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

    The total purchase price of Symbionics was $46.1 million, and the acquisition was accounted for as a purchase. Symbionics provides product development design services to leading electronic manufacturers.

    Upon consummation of the Symbionics acquisition, Cadence immediately charged to expense $28.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable on dates ranging from the end of 1998 through the year 2000. Expenditures to complete the in-process technology were expected to total approximately $6 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

    To date, EXDs' and Symbionics' results have not differed significantly from the forecast assumptions. Cadence's research and development expenditures since the acquisitions have not differed materially from expectations. However, risks associated with the research and development are still considered high, and no assurance can be made that future products will meet market expectations.

    MERGER COSTS

    In connection with the acquisition of Quickturn in the second quarter of 1999, Cadence charged to expense $8.4 million representing merger costs for financial advisors, attorneys, and accountants.

    ASSET IMPAIRMENT

    In the three months ended July 3, 1999, Cadence incurred charges totaling $3.5 million in connection with the cancellation of an information technology services contract with a third-party and the abandonment of capitalized software development costs associated with Cadence products that will no longer be sold.

    In the three months ended April 3, 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that will no longer be used by its design services business and capitalized software development costs associated with Cadence products that will no longer be sold.

    The impairment losses recorded for the nine months ended October 2, 1999 were the amounts by which the carrying amounts of the intangible assets exceeded their fair market values.

    LITIGATION SETTLEMENT

    In the second quarter of 1999, Cadence and Mentor Graphics Corporation (Mentor) announced the settlement of a patent infringement action pending in the United States District Court for the District of Oregon. In the settlement, the parties agreed that the District Court would enter a judgment declaring that certain Quickturn patents are valid, enforceable, and were infringed by Mentor's sale of SimExpress products in the United States. Mentor is permanently enjoined from producing, marketing or selling SimExpress emulation systems in the United States. In connection with the settlement, Mentor paid Cadence $3 million.

    OTHER INCOME AND INCOME TAXES

    Other income decreased $1.5 million and $7.9 million in the three and nine months ended October 2, 1999, respectively, as compared to the same periods in 1998, primarily due to a decrease in interest income resulting from a lower average balance of invested cash and short-term investments and lower interest rates.

    Cadence's estimated effective tax rate for the three and nine months ended October 2, 1999 was 28.5% and 28.6%, respectively, excluding the effect of the write-off of acquired in-process technology which is not deductible for income tax purposes. The effective tax rate for the three and nine months ended October 3, 1998 was 27.5% and 27.7%, respectively, excluding the effect of the write-off of acquired in-process technology which is not deductible for income tax purposes.

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

    To address Year 2000 issues, Cadence initiated a program designed to address the most critical Year 2000 items that would affect Cadence's products, its worldwide business systems, and the operations of the following functions: research and development, finance, sales, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel. Cadence has created a plan either to work with critical suppliers and customers to determine that such suppliers' and customers' operations and the products and services they provide are Year 2000 capable or to monitor their progress towards Year 2000 capability. Cadence has commenced work on contingency plans to address potential problems with its internal systems and with suppliers, customers, and other third parties.

    In 1997, Cadence commenced a program to inventory, assess, remediate, and test the Year 2000 capability of its products. As a result of those efforts, Cadence believes that the most current release of Cadence's software products, as set forth in the Year 2000 Software Compliance List (available on Cadence's web site), are Year 2000 Compliant. Cadence uses the term "Year 2000 Compliant" to mean that the software will not: (A) cease to perform due solely to a change in date to or after January 1, 2000, or (B) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values, and date data interfaces. Cadence does not believe that customers are using a significant amount of products that are not determined to be Year 2000 Compliant. Although all

Cadence product remediation activities were completed in October 1999, Cadence continues its validation efforts for current products, as well as new products, products acquired through acquisitions and releases through testing and code reviews.

    In 1995, Cadence also commenced a worldwide business systems replacement project with systems that use programs primarily from SAP America, Inc. (SAP), PeopleSoft, Inc. (PeopleSoft), and Siebel Systems, Inc. (Siebel). The new systems make approximately 70% of Cadence's business computer systems Year 2000 Compliant. In addition, during September 1997, Cadence commenced an investigation of Year 2000 readiness for all of its other internal business applications. This effort began with an inventory to identify current business applications, an evaluation of their Year 2000 readiness status and development of plans for remediation and testing of all discovered issues. Of the 60 business application systems that had been identified, all 60 have been modified or replaced and determined to be Year 2000 ready. Cadence has identified additional areas requiring Year 2000 assessment, remediation and testing, specifically software interfaces, and applications used to interact with vendors, as well as applications that are unique to the various international operations. As of September 1999, all critical business applications have been determined to be Year 2000 Compliant.

    In July 1998, Cadence established a cross functional Year 2000 Project Team to identify and resolve all remaining Year 2000 readiness issues. The remaining issues consist primarily of assessing the Year 2000 impact of outside vendors, customers, facilities, and the remaining internal business systems that are not yet assessed as Year 2000 Compliant. Project plans were developed and included the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties are complete. As of September 1999, all inventories and assessments for the Cadence Year 2000 project were completed. The remediation (modification or replacement of existing software or systems) efforts are expected to be completed during November 1999 and the testing phases of the Year 2000 Project Plans are expected to take place throughout most of 1999 and estimated to be completed, for all business critical items, during the fourth quarter of 1999. All remaining issues (which are considered low priority or low risk to Cadence's business) are planned to be addressed as time permits and could continue through the first half of 2000.

    Recent acquisitions of Quickturn and OrCAD are undergoing Year 2000 program evaluations since both companies had existing Year 2000 programs in place prior to the acquisition. These projects are being handled individually outside the established scope of the Cadence Year 2000 project efforts. The Year 2000 program activities for OrCAD are expected to be completed by the end of November 1999. The Quickturn Year 2000 efforts are generally expected to be completed by the end of November 1999, with customer assisted product upgrades scheduled to take place throughout the remainder of 1999. See "Factors That May Affect Future Results."

    Estimated Year 2000 related costs to resolve the readiness issues will be approximately $13 million throughout the term of the project. The costs of implementing the SAP, PeopleSoft and Siebel business application systems are not included in these cost estimates. The total cost associated with required modifications to become Year 2000 Compliant is not expected to have a material adverse effect on Cadence's business, operating results, and financial condition. Cadence's current estimates of the amount of time and costs necessary to implement and test its systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, implementation success, and other factors. New developments may affect Cadence's estimates for becoming Year 2000 Compliant. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area,
(b) the ability to locate and correct all relevant computer code and equipment, and (c) the planning and modification success needed to achieve full implementation.

    Readers are cautioned that the foregoing discussion regarding Year 2000 Update contains forward-looking statements based on current expectations that involve risks and uncertainties and should be considered in conjunction with the following. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of Cadence. Any failure could materially and adversely affect Cadence's business, operating results, and financial condition. Due in large part to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, as well as the lack of remediation and testing for the remaining internal business systems that are not yet assessed as Year 2000 Compliant, Cadence is currently unable to determine whether the consequences of Year 2000 issues will have a material impact on Cadence's business, operating results, or financial condition.

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

    The reasonably likely worst case scenario of a Year 2000 problem for all of Cadence's material systems is that Cadence's operations could be disrupted for a few days before the problem could be identified and remediated. The reasonably likely worst case scenario associated with Cadence products for a Year 2000 problem is that a customer project could be delayed for a short period of time before the problem can be identified and remediated by Cadence's support process. Because of the small amount of software code that could be involved, it is anticipated that problems will be remediated within 5 business days from when the problem is recreated by Cadence's support organization. Cadence relies on contract terms to limit indirect damages that may be incurred by customers, although no assurance can be given that such terms are enforceable.

    The Year 2000 Project is expected to significantly reduce Cadence's level of uncertainty regarding Year 2000 issues and, in particular, about the Year 2000 readiness of its material internal operations and external agents. In addition, Cadence believes that the current Year 2000 activities surrounding Cadence's software products and internal systems have significantly reduced the risk of any interruption caused by any Year 2000 issues in these areas. However, because of uncertainties with Year 2000 issues, Cadence is currently unable to determine whether and to what extent the advent of the Year 2000 will harm its business, operating results, or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    At October 2, 1999, Cadence's principal sources of liquidity consisted of $120.5 million of cash and short-term investments, compared to $249.5 million at January 2, 1999, and a $355 million senior unsecured credit facility. At
October 2, 1999, Cadence had outstanding borrowings of $35 million under its revolving credit facility.

    Cash provided by operating activities decreased $106.8 million to $103.1 million for the nine months ended October 2, 1999, when compared to the nine months ended October 3, 1998.

    At October 2, 1999, Cadence had net working capital of $140.6 million compared with $294.3 million at January 2, 1999. The working capital decrease was driven primarily by decreases in receivables of $45.8 million and cash and short-term investments of $129 million and an increase in deferred revenue of $33 million, partially offset by decreases in accounts payable and accrued liabilities of $21.2 million and income taxes payable of $10.6 million and an increase in prepaid expenses of $20.5 million. The decrease in receivables was primarily attributable to a decrease in product revenues while the increase in deferred revenue was due primarily to an increase in maintenance contracts. The increase in prepaid expenses was due primarily to estimated income tax payments.

    In addition to its short-term investments, Cadence's primary investing activities consisted of purchases of property, plant, and equipment, acquired intangibles and other assets, capitalization of software development costs, venture capital partnership investments, and the effect of business acquisitions and dispositions, which combined represented $225.5 million and $300.4 million of cash used for investing activities in the nine months ended October 2, 1999 and October 3, 1998, respectively.

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

    Cadence sells put warrants and purchased call options through private placements. See "Notes to Condensed Consolidated Financial Statements." At October 2, 1999, Cadence has a maximum potential obligation related to put warrants to buy back 2.9 million shares of its common stock at an aggregate price of approximately $54.7 million. The put warrants will expire at various dates through February 2000, and Cadence has the contractual ability to settle the put warrants prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

    As part of its overall investment strategy, Cadence has become a limited partner in a venture capital fund and is committed to invest $50 million in this partnership over the next three to four years. As of October 2, 1999, Cadence had contributed approximately $33.9 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating losses.

    In October 1998, Cadence entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks that allows Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility is divided between a $177.5 million two year revolving credit facility (the Two Year Facility) and a $177.5 million 364-day revolving credit facility convertible into a one year term loan (the 364-Day Facility). The Two Year Facility expires September 29, 2001. The 364-Day Facility will either expire on September 27, 2000, be converted to a one year term loan with a maturity date of September 27, 2001, or, at the request of Cadence and with the agreement of the bank group, be renewed for an additional one year period. Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portions of the Two Year Facility at rates between 0.23% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.18%. The 1998 Facility contains certain financial and other covenants.

    Anticipated cash requirements for the remainder of 1999 include potential business acquisitions, purchases of treasury stock through Cadence's seasoned stock repurchase programs, and contemplated additions of property, plant, and equipment. Cadence anticipates that current cash and short-term investment balances, cash flow from operations, and its revolving credit facility will be sufficient to meet its working capital requirements on a short-and long-term basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    CADENCE LACKS LONG-TERM EXPERIENCE IN ITS ELECTRONICS DESIGN AND METHODOLOGY
     SERVICES BUSINESS

    Cadence has no long-term experience in offering electronics design and methodology services and therefore may not be as experienced in this business as others. The market for these services is relatively new and rapidly evolving. Cadence's failure to succeed in these services businesses may seriously harm Cadence's business, operating results, and financial condition.

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

    - CADENCE'S COST OF SERVICE PERSONNEL IS HIGH AND REDUCES GROSS
      MARGIN. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence's cost of providing those services. Cadence must pay high salaries to professional services personnel to attract and retain them. This results in a lower gross margin than the gross margin in Cadence's software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin.

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

    CADENCE OBTAINS KEY COMPONENTS FOR ITS HARDWARE PRODUCTS FROM A LIMITED
     NUMBER OF SUPPLIERS

    Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based emulation products. Cadence's inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on Xilinx, Inc. for the supply of key integrated circuits and on IBM for the hardware components for both Cadence's CoBALT-TM- product and Mercury Design Verification System-TM-. With regard to the Mercury Design Verification System-TM-, IBM recently replaced Cadence's previous supplier. IBM is currently providing the assembly services for several Mercury components on an order-by-order basis. Cadence is negotiating with IBM to establish an overall contract, but these negotiations may not be successfully completed. Other disruptions in supply may also occur. If there were a reduction or interruption, Cadence's results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant amount of time and resources would be required to redesign Cadence's products to accommodate the alternative supplier.

    FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S
     BUSINESS AND THE MARKET PRICE OF ITS STOCK

    Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products by customers. Quarterly operating results are affected by the mix of products sold because there are significant differences in margins from the sale of hardware and software products and products and services. For example, in the past Cadence has realized gross margins on software product sales of approximately 87% but realized gross margins of approximately 73% on hardware product sales and 35% on its performance of services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. If Cadence customers purchase more software products pursuant to a subscription agreement in any one quarter, the operating results for that quarter may be lower that that of comparable quarters in which perpetual and fixed-term licenses were used for more software products transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously hurt its quarterly operating results.

    Cadence's hardware products typically have a lengthy sales cycle, during which Cadence may expend substantial funds and management effort without any assurance that a sale will result. Sales of Cadence's hardware products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex computer chips and systems. Such projects often require significant amounts of time and commitments of capital. Cadence's hardware sales may be delayed if customers delay commencement of projects. Lengthy hardware sales cycles subject Cadence to a number of significant risks over which Cadence has little or no control, including inventory obsolescence and fluctuations in quarterly operating results.

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

    Because Cadence has no long-term experience providing services, it believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, stockholders should not view Cadence's historical results of operations as reliable indicators of its future performance.

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

    - The substantial diversion of management's attention from day-to-day business when negotiating these transactions and then integrating an acquired business;

    - The discovery after the acquisition has been completed of liabilities assumed from the acquired business;

    - The failure to realize anticipated benefits such as cost savings and revenue enhancements;

    - Retention of key personnel;

    - Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering, and customer support areas; and

    - The failure to identify or correct a material Year 2000 problem of an acquired business.

    CADENCE'S INTERNATIONAL OPERATIONS MAY SERIOUSLY HARM ITS FINANCIAL
     CONDITION BECAUSE OF SEVERAL WEAK FOREIGN ECONOMIES AND THE EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS

    Cadence has significant operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 51% and 47% for the nine months ended October 2, 1999 and October 3, 1998, respectively. Cadence also transacts business in various foreign currencies. Weakening of foreign currencies, particularly in the Asia-Pacific region, has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

    Fluctuations in the rate of exchange between the U.S. Dollar and the currencies of countries other than the U.S. in which Cadence conducts business could seriously harm its business, operating results, and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. Dollars, it will take more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. Dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. Dollars, an increase in the exchange rate will result in an increase in the price for Cadence's products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence's prices being uncompetitive in markets where business is transacted in the local currency. Cadence's international operations may also be subject to other risks, including:

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

    - Tariffs and other trade barriers; and

    - U.S. government licensing requirements for export which make licenses difficult to obtain.

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

    "YEAR 2000 COMPUTER PROBLEMS" COULD INTERRUPT CADENCE'S BUSINESS OPERATIONS

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

    Provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation could make it difficult for another company to acquire control of Cadence. For example:

    - Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of the voting stock of the corporation, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

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

    Cadence invests in high quality credit issuers and, by policy, limits the amount of its credit exposure to any one issuer. As stated in its policy, Cadence's first priority is to reduce the risk of principal loss. Consequently, Cadence seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. Cadence mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    In October 1998, Cadence entered into a senior unsecured credit facility (the 1998 Facility) with a syndicate of banks that allows Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility is divided between a $177.5 million two year revolving credit facility (the Two Year Facility) and a $177.5 million 364-day revolving credit facility convertible into a one year term loan (the 364-Day Facility). The Two Year Facility expires September 29, 2001. The 364-Day Facility will either expire on September 27, 2000, be converted to a one year term loan with a maturity date of September 27, 2001, or, at the request of Cadence and with the agreement of the bank group, be renewed for an additional one year period. Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portions of the Two Year Facility at rates between 0.23% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.18%. The 1998 Facility contains certain financial and other covenants.

    The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio and its long-term debt obligations. The carrying value approximates fair value at October 2, 1999. All investments mature in one year or less.

                                                          CARRYING      AVERAGE
                                                           VALUE     INTEREST RATE
(IN MILLIONS, EXCEPT FOR AVERAGE INTEREST RATES)          --------   -------------
Investment Securities:
  Cash equivalents......................................   $ 7.6         6.21%
  Short-term investments................................     7.1         5.80%
                                                           -----
    Total fixed rate investment securities..............    14.7         6.01%
  Cash equivalents......................................    53.9         4.36%
                                                           -----
    Total interest bearing instruments..................   $68.6         4.71%
                                                           =====
Debt:
  Revolving credit facility.............................   $35.0         8.25%
                                                           =====

    INTEREST RATE SWAP RISK

    Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At October 2, 1999, the notional amount was $19.5 million which will be amortized in quarterly installments of $2.2 million through October 2001. The estimated fair value at October 2, 1999 was immaterial.

    FOREIGN CURRENCY RISK

    Cadence transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Cadence has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures in Japan, Canada, Asia, and certain European countries. Under this program, gains and losses in Cadence's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Cadence does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Cadence's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

    The table below provides information as of October 2, 1999 about Cadence's material forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. These forward contracts matured prior to October 14, 1999.

                                                                            AVERAGE
                                                             NOTIONAL       CONTRACT
                                                              AMOUNT          RATE
                                                             --------       --------
Forward Contracts:
(IN MILLIONS, EXCEPT FOR AVERAGE CONTRACT RATES)
  Japanese yen........................................        $ 74.6         118.82
  British pound sterling..............................        $ 35.5           1.58
  Euro................................................        $(28.4)          1.04
  Canadian dollars....................................        $ (2.6)          1.49
  Hong Kong dollars...................................        $  1.7           7.77
  Swedish krona.......................................        $ (1.7)          8.47
  Singapore dollars...................................        $  1.6           1.68

    While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence's results of operations and financial position during the three and nine months ended October 2, 1999. Due to the short-term nature of the forward contracts, the fair value at October 2, 1999 was negligible. The realized gain
(loss) on these contracts as they matured was not material to the consolidated operations of Cadence.

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

    The table below provides information at October 2, 1999 about Cadence's outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire at various dates through February 2000 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                     1999       2000     ESTIMATED
                                                   MATURITY   MATURITY   FAIR VALUE
(SHARES AND CONTRACT AMOUNTS IN MILLIONS)          --------   --------   ----------
Put Warrants:
  Shares.........................................      1.3        1.6
  Weighted average strike price..................   $27.19     $13.08
  Contract amount................................   $ 33.6     $ 21.1      $19.4
Call Options:
  Shares.........................................      0.8        1.3
  Weighted average strike price..................   $26.96     $13.33
  Contract amount................................   $ 22.9     $ 16.7      $ 2.7

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

    On September 7, 1999, the District Court ruled on the parties' Motions for Summary Adjudication, granted in part, and denied in part, each party's motion regarding the scope of the June 6, 1994 Release Agreement between the parties. The Court held that Cadence's copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed forward on that claim. The Court also held that Cadence's trade secret claim based on Avant!'s use of Cadence's Design Framework II source code is barred by the release. Both Cadence and Avant! intend to seek appeal of the ruling and, on October 15, 1999, the District Court certified its order for interlocutory appeal to the Ninth Circuit. The trial date has been vacated.

    On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Northern District of California, entitled Spett v. Cadence Design Systems, et al., civil action no. C 99-2082. The action was brought on behalf of a class of shareholders who purchased Cadence common stock between November 4, 1998 and April 20, 1999, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit arises out of Cadence's announcement of its first quarter 1999 financial results. Management intends to vigorously defend these claims.

    In February 1998, Aptix Corporation (Aptix) and Meta Systems, Inc. (Meta) filed a lawsuit against Quickturn Design Systems, Inc. (Quickturn) in the U.S. District Court for the Northern District of California, Aptix Corporation and Meta Systems, Inc. v. Quickturn Design Systems (the Aptix litigation), alleging infringement of a U.S. patent owned by Aptix and licensed to Meta. Quickturn named Mentor Graphics Corporation (Mentor) as a party to this suit and filed a counter claim requesting the Court to declare the Aptix patent to be unenforceable based on inequitable conduct during the prosecution of the patent. The case is set for trial in late 2000.

    On July 21, 1999, Mentor filed suit against Quickturn in the United States District Court for District of Delaware, alleging patent infringement involving Quickturn's Mercury hardware emulation systems. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend the claims. On July 22, 1999, Quickturn and Cadence filed a complaint against Mentor and Meta asking for declaratory relief in the United States District Court for the Northern District of California as well as a motion requesting that the action brought by Mentor in Delaware be transferred to California for consolidation with Quickturn's declaratory judgement action and the Aptix/Meta litigation, both of which involve many of the same questions of fact and law.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------                          -------------
 10.51                  Employment agreement, dated September 16, 1999, between the
                          Registrant and H. Raymond Bingham.

 10.52                  Consulting agreement, dated July 1999, between the
                          Registrant and Alberto Sangiovanni-Vincentelli.

 10.53                  Amendment, dated September 27, 1999, to the Revolving Credit
                          Agreement, by and between ABN-AMRO Bank and the
                          Registrant.

 10.54                  Amendment, dated November 3, 1999, to the Revolving Credit
                          Agreement, by and between ABN-AMRO Bank and the Registrant.

 27.01                  Financial data schedule for the period ended October 2,
                          1999.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CADENCE DESIGN SYSTEMS, INC.
                                                       (Registrant)

DATE:  November 15, 1999                               By:            /s/ H. RAYMOND BINGHAM
        ---------------------------------                   -----------------------------------------
                                                                        H. Raymond Bingham
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE:  November 15, 1999                               By:              /s/ WILLIAM PORTER
        ---------------------------------                   -----------------------------------------
                                                                          William Porter
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                             OFFICER