Form 10-Q
period 2000-04-01
CADENCE DESIGN SYSTEMS INC
filed 2000-05-11
CIK 813672

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 5, 2000, there were 245,650,622 shares of the registrant's common stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                              PAGE
                                                                            --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Condensed Consolidated Balance Sheets:
                April 1, 2000 and January 1, 2000.........................      3

              Condensed Consolidated Statements of Operations:
                Three Months Ended April 1, 2000 and April 3, 1999........      4

              Condensed Consolidated Statements of Cash Flows:
                Three Months Ended April 1, 2000 and April 3, 1999........      5

              Notes to Condensed Consolidated Financial Statements........      6

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     11

  Item 3.     Quantitative and Qualitative Disclosures About Market
                Risk......................................................     24

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings...........................................     28

  Item 2.     Changes in Securities and Use of Proceeds...................     29

  Item 3.     Defaults Upon Senior Securities.............................     29

  Item 4.     Submission of Matters to a Vote of Security Holders.........     29

  Item 5.     Other Information...........................................     29

  Item 6.     Exhibits and Reports on Form 8-K............................     29

Signatures................................................................     31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               APRIL 1,     JANUARY 1,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  110,964    $  111,401
  Short-term investments....................................       7,270         7,357
  Receivables, net..........................................     213,377       248,034
  Inventories, net..........................................      15,570        19,872
  Prepaid expenses and other................................      96,163        93,248
                                                              ----------    ----------
    Total current assets....................................     443,344       479,912

Property, plant, and equipment, net.........................     339,723       330,409
Software development costs, net.............................      10,702        10,692
Acquired intangibles, net...................................     394,554       402,154
Installment contract receivables............................      56,134        84,160
Other assets................................................     161,118       152,332
                                                              ----------    ----------
                                                              $1,405,575    $1,459,659
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.......  $    3,695    $    3,924
  Accounts payable and accrued liabilities..................     225,806       265,518
  Deferred revenue..........................................     166,459       152,116
                                                              ----------    ----------
    Total current liabilities...............................     395,960       421,558
                                                              ----------    ----------
Long-term Liabilities:
  Long-term notes payable and capital leases................       4,494        25,024
  Other long-term liabilities...............................      32,910        26,928
                                                              ----------    ----------
    Total long-term liabilities.............................      37,404        51,952
                                                              ----------    ----------
Stockholders' Equity:
  Common stock and capital in excess of par value...........     831,407       857,960
  Treasury stock at cost....................................    (209,429)     (240,748)
  Retained earnings.........................................     332,438       344,247
  Accumulated other comprehensive gain......................      17,795        24,690
                                                              ----------    ----------
    Total stockholders' equity..............................     972,211       986,149
                                                              ----------    ----------
                                                              $1,405,575    $1,459,659
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

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 1,   APRIL 3,
                                                                2000       1999
                                                              --------   --------
Revenue:
  Product...................................................  $105,532   $187,357
  Services..................................................    75,815     72,474
  Maintenance...............................................    76,146     75,360
                                                              --------   --------
    Total revenue...........................................   257,493    335,191
                                                              --------   --------
Costs and expenses:
  Cost of product...........................................    20,478     18,536
  Cost of services..........................................    49,001     47,258
  Cost of maintenance.......................................    14,189     12,900
  Amortization of acquired intangibles......................    19,666     12,714
  Marketing and sales.......................................    86,167     80,063
  Research and development..................................    62,573     50,868
  General and administrative................................    22,532     21,260
  Unusual items.............................................        --     14,192
                                                              --------   --------
    Total costs and expenses................................   274,606    257,791
                                                              --------   --------
      Income (loss) from operations.........................   (17,113)    77,400
Other income, net...........................................     1,046        135
                                                              --------   --------
      Income (loss) before provision (benefit) for income
        taxes...............................................   (16,067)    77,535
Provision (benefit) for income taxes........................    (4,258)    24,673
                                                              --------   --------
      Net income (loss).....................................  $(11,809)  $ 52,862
                                                              ========   ========
Basic net income (loss) per share...........................  $  (0.05)  $   0.22
                                                              ========   ========
Diluted net income (loss) per share.........................  $  (0.05)  $   0.20
                                                              ========   ========
Weighted average common shares outstanding..................   244,629    240,073
                                                              ========   ========
Weighted average common and potential common shares
  outstanding--assuming dilution............................   244,629    259,253
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

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 1,   APRIL 3,
                                                                2000       1999
                                                              --------   --------
Cash and Cash Equivalents at Beginning of Period              $111,401   $209,074
                                                              --------   --------
Cash Flows from Operating Activities:
  Net income (loss).........................................   (11,809)    52,862
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    48,839     37,598
    Asset impairment and write-off of equipment and
      non-current assets....................................        --      3,091
    Deferred income taxes...................................        14     13,716
    Investment equity income and write-down of venture
      capital partnership...................................      (413)       425
    Write-off of acquired in-process technology.............        --      8,900
    Change in other long-term liabilities and minority
      interest expense......................................     5,982     (1,391)
    Provisions for losses on trade accounts receivable......      (366)     2,019
    Non-cash restructuring charges..........................     1,312      1,564
    Changes in operating assets and liabilities, net of
      effect of acquired businesses:
      Receivables...........................................    (4,714)   (36,484)
      Inventories...........................................    (1,160)     1,792
      Prepaid expenses and other............................    (2,847)    (7,190)
      Installment contract receivables......................    29,193      9,538
      Accounts payable and accrued liabilities..............   (27,275)   (53,021)
      Income taxes payable..................................        --      3,412
      Deferred revenue......................................    14,343      9,527
                                                              --------   --------
        Net cash provided by operating activities...........    51,099     46,358
                                                              --------   --------
Cash Flows from Investing Activities:
  Maturities of short-term investments--held-to-maturity....       999     20,609
  Purchases of short-term investments--held-to-maturity.....        --        (44)
  Maturities of short-term
    investments--available-for-sale.........................       107         --
  Purchases of property, plant, and equipment...............   (21,730)   (32,830)
  Capitalization of software development costs..............    (8,810)    (6,394)
  Increase in acquired intangibles and other assets.........   (16,335)    (3,624)
  Investment in venture capital partnership and equity
    investments.............................................    (9,487)    (2,992)
  Cash effect of business acquisitions......................    (4,503)    (1,632)
  Sale of put warrants......................................    25,516      3,609
  Purchase of call options..................................   (25,516)    (3,609)
                                                              --------   --------
      Net cash used for investing activities................   (59,759)   (26,907)
                                                              --------   --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............................        --     30,000
  Principal payments on long-term debt and capital leases...   (20,693)   (80,306)
  Proceeds from issuance of common stock....................    21,041     31,640
  Purchases of treasury stock...............................   (30,698)   (20,784)
  Proceeds from transfer of financial assets in exchange for
    cash....................................................    38,799     48,244
                                                              --------   --------
      Net cash provided by financing activities.............     8,449      8,794
                                                              --------   --------
Effect of exchange rate changes on cash.....................      (226)       858
                                                              --------   --------
Increase (decrease) in Cash and Cash Equivalents............      (437)    29,103
                                                              --------   --------
Cash and Cash Equivalents at End of Period..................  $110,964   $238,177
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cadence's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

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

    Certain amounts in the condensed consolidated financial statements as of January 1, 2000 and for the three months ended April 3, 1999 have been reclassified to conform with the April 1, 2000 presentation.

INVENTORIES

    Cadence's inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

    A summary of inventories follows:

                                                           APRIL 1,   JANUARY 1,
                                                             2000        2000
                                                           --------   ----------
                                                              (IN THOUSANDS)
Raw materials............................................  $13,188      $19,033
Work in process..........................................    2,382          839
                                                           -------      -------
  Total inventories, net.................................  $15,570      $19,872
                                                           =======      =======

RESTRUCTURING

    The following table summarizes Cadence's restructuring activity during the first quarter of 2000:

                                                FOR THE THREE MONTHS ENDED APRIL 1, 2000
                                      ------------------------------------------------------------
                                      SEVERANCE
                                         AND        EXCESS         OTHER
                                      BENEFITS    FACILITIES   RESTRUCTURING    ASSETS     TOTAL
                                      ---------   ----------   -------------   --------   --------
                                                             (IN THOUSANDS)
Balance, January 1, 2000............   $8,013       $ 6,464        $ 426       $ 5,861    $20,764
  Non-cash charges..................      (47)           (6)         (62)       (1,197)    (1,312)
  Cash charges......................     (901)         (127)        (364)          (82)    (1,474)
                                       ------       -------        -----       -------    -------
Balance, April 1, 2000..............   $7,065       $ 6,331        $  --       $ 4,582    $17,978
                                       ======       =======        =====       =======    =======

CREDIT FACILITY

    In October 1998, Cadence entered into a senior unsecured credit facility, referred to as the 1998 Facility, with a syndicate of banks that allows Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility is divided between a $177.5 million two year revolving credit facility, or the Two Year Facility, and a $177.5 million 364-day revolving credit facility convertible into a one year term loan, or the 364-Day Facility. The Two Year Facility expires on September 29, 2001. The 364-Day Facility will either expire on September 27, 2000, be converted to a one year term loan with a maturity date of September 27, 2001, or, at the request of Cadence and with the agreement of the bank group, be renewed for one additional year. Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portions of the Two Year Facility at rates between 0.23% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.18%. The 1998 Facility contains certain financial and other covenants.

    During the three months ended April 1, 2000, Cadence repaid all of the $20 million outstanding under the unsecured credit facility at January 1, 2000. At April 1, 2000, there were no borrowings outstanding under this unsecured credit facility.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 1,   APRIL 3,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net income (loss)...........................................  $(11,809)  $52,862
Translation income (loss)...................................      (118)      939
Unrealized gain (loss) on investments.......................    (6,777)      (52)
                                                              --------   -------
Comprehensive income (loss).................................  $(18,704)  $53,749
                                                              ========   =======

NET INCOME (LOSS) PER SHARE

    The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 1,   APRIL 3,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Weighted average common shares used to calculate basic net
  income (loss) per share                                     244,629    240,073
  Options...................................................       --     18,519
  Puts......................................................       --        401
Warrants and other contingent common shares.................       --        260
                                                              -------    -------
Weighted average common and potential common shares used to
  calculate diluted net income (loss) per share.............  244,629    259,253
                                                              =======    =======

    Options to purchase 52,173,200 shares of common stock at the weighted average price of $14.59 per share were outstanding at April 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These options expire at various dates through 2010. Warrants to purchase 140,000 shares of common stock at the weighted average price of $3.22 were outstanding at April 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These warrants expire in June 2003. Put warrants to purchase 9,127,015 shares of common stock at the weighted average price of $20.71 per share were outstanding at April 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The put warrants outstanding expire on various dates through February 2001.

CONTINGENCIES

    Refer to Part II, Item 1 for a description of legal proceedings.

PUT WARRANTS AND CALL OPTIONS

    Cadence has authorized three seasoned systematic stock repurchase programs under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan, or ESPP, the 1997 Nonstatutory Stock Option Plan, referred to as the 1997 Plan, and the 2000 Nonstatutory Stock Option Plan, referred to as the 2000 Plan. Such repurchases are intended to cover Cadence's expected reissuances under the ESPP and both the 1997 Plan and 2000 Plan for the next 12 months and 24 months, respectively.

    As part of its authorized repurchase programs, Cadence has sold put warrants through private placements. At April 1, 2000, there were 9.1 million put warrants outstanding, each of which entitles the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $18.02 to $22.31 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy shares of its common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At April 1, 2000, Cadence had
6.9 million call options outstanding at prices ranging from $18.27 to $22.56 per share. The put warrants and call options outstanding at April 1, 2000 are exercisable on various dates through February 2001 and Cadence has the contractual ability to settle the options prior to their maturity. At April 1, 2000, the fair value of the call options was approximately $18.4 million and the fair value of the put warrants was approximately $32.4 million. The fair value of the put warrants and call options was estimated by Cadence's investment bankers.

    If exercised, Cadence has the right to settle the put warrants with Cadence common stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may negatively affect the price of Cadence's common stock. At April 1, 2000, because Cadence had the ability to settle these put warrants with stock no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

SEGMENT REPORTING

    The following tables present information about reported segments for the three months ended April 1, 2000 and April 3, 1999:

                                                   FOR THE THREE MONTHS ENDED APRIL 1, 2000
                                           --------------------------------------------------------
                                           PRODUCT    SERVICES   MAINTENANCE     OTHER      TOTAL
                                           --------   --------   -----------   ---------   --------
                                                                (IN THOUSANDS)
Revenue..................................  $105,532   $75,815      $76,146     $      --   $257,493
Cost of revenue..........................    20,478    49,001       14,189            --     83,668
Amortization of acquired intangibles.....    10,578     9,088           --            --     19,666
                                           --------   -------      -------     ---------   --------
  Gross margin...........................    74,476    17,726       61,957            --    154,159
Marketing and sales......................        --        --           --       (86,167)   (86,167)
Research and development.................        --        --           --       (62,573)   (62,573)
General and administrative...............        --        --           --       (22,532)   (22,532)
Other income, net........................        --        --           --         1,046      1,046
                                           --------   -------      -------     ---------   --------
Income (loss) before provision (benefit)
  for income taxes.......................  $ 74,476   $17,726      $61,957     $(170,226)  $(16,067)
                                           ========   =======      =======     =========   ========

                                                   FOR THE THREE MONTHS ENDED APRIL 3, 1999
                                           --------------------------------------------------------
                                                                (IN THOUSANDS)
Revenue..................................  $187,357   $72,474      $75,360     $      --   $335,191
Cost of revenue..........................    18,536    47,258       12,900            --     78,694
Amortization of acquired intangibles.....    11,319     1,395           --            --     12,714
                                           --------   -------      -------     ---------   --------
  Gross margin...........................   157,502    23,821       62,460            --    243,783
Marketing and sales......................        --        --           --       (80,063)   (80,063)
Research and development.................        --        --           --       (50,868)   (50,868)
General and administrative...............        --        --           --       (21,260)   (21,260)
Unusual items............................        --        --           --       (14,192)   (14,192)
Other income, net........................        --        --           --           135        135
                                           --------   -------      -------     ---------   --------
Income (loss) before provision (benefit)
  for income taxes.......................  $157,502   $23,821      $62,460     $(166,248)  $ 77,535
                                           ========   =======      =======     =========   ========

NEW ACCOUNTING STANDARDS

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, and amended it in March 2000. Cadence is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. Cadence is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which Cadence believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including Cadence, recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. CADENCE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PERFORMANCE TO DIFFER MATERIALLY OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "RESULTS OF OPERATIONS," "LIQUIDITY AND CAPITAL RESOURCES," "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND "DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

    Cadence Design Systems, Inc., or Cadence, provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help its customers optimize their product development processes. Cadence is a supplier of products and services which are used by companies to design and develop complex chips and electronic systems including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

RESULTS OF OPERATIONS

  REVENUE

                                                               THREE MONTHS
                                                                   ENDED
                                                            -------------------
                                                            APRIL 1,   APRIL 3,
                                                              2000       1999     % CHANGE
                                                            --------   --------   --------
                                                               (IN MILLIONS)
Product...................................................   $105.5     $187.3      (44)%
Services..................................................     75.8       72.5        5%
Maintenance...............................................     76.2       75.4        1%
                                                             ------     ------
  Total revenue...........................................   $257.5     $335.2      (23)%
                                                             ======     ======

  SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product....................................................     41%        56%
Services...................................................     29%        22%
Maintenance................................................     30%        22%

    Product revenue decreased $81.8 million in the first quarter of 2000, compared to the first quarter of 1999, primarily due to the implementation of Cadence's new software subscription licensing model, first implemented during the third quarter of 1999 and, to a lesser extent, an overall decrease in sales volume of Cadence's software products. The decrease in sales volume of products was primarily attributable to lower sales of integrated circuit implementation products, which include place and route and physical design and verification products.

    Services revenue increased $3.3 million in the first quarter of 2000, compared to the first quarter of 1999, primarily due to an increase in demand for Cadence's design services engagements, partially offset by a decrease in methodology services engagements. Increases in design services revenue were due to general increases in each of the four major areas, wireless communications, wired communications, information appliances, and industrial electronics. The most significant increase was in the wireless communications area. Decreases in methodology services were due to a shortage of delivery resources.

    Maintenance revenue remained relatively flat in the first quarter of 2000, when compared to the first quarter of 1999.

  REVENUE BY GEOGRAPHY

                                                               THREE MONTHS
                                                                   ENDED
                                                            -------------------
                                                            APRIL 1,   APRIL 3,
                                                              2000       1999     % CHANGE
                                                            --------   --------   --------
                                                               (IN MILLIONS)
Domestic..................................................   $152.2     $134.6       13%
International.............................................    105.3      200.6      (47)%
                                                             ------     ------
  Total revenue...........................................   $257.5     $335.2      (23)%
                                                             ======     ======

  REVENUE BY GEOGRAPHY AS A PERCENT OF TOTAL REVENUE

Domestic...................................................     59%        40%
International..............................................     41%        60%

    International revenue decreased $95.3 million in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to decreases in product and services revenue in Europe and Japan. The decrease in product revenue is primarily attributable to Cadence's new subscription licensing model.

    Other differences in the rate of revenue growth over the years presented and when compared geographically are primarily due to fluctuations in sales volume of place and route and physical design and verification products and for Cadence's design and methodology services offerings.

    Foreign currency exchange rates positively affected reported revenue by $1.8 million during the first quarter of 2000, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar, offset partially by the weakening of the French franc and German deutsche mark. Foreign currency exchange rates positively affected revenue by $4.1 million during the first quarter of 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar.

  COST OF REVENUE

                                                                THREE MONTHS
                                                                    ENDED
                                                             -------------------
                                                             APRIL 1,   APRIL 3,
                                                               2000       1999     % CHANGE
                                                             --------   --------   --------
                                                                (IN MILLIONS)
Product....................................................   $20.5      $18.5        11%
Services...................................................   $49.0      $47.3         4%
Maintenance................................................   $14.2      $12.9        10%

  COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product....................................................     19%        10%
Services...................................................     65%        65%
Maintenance................................................     19%        17%

    Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

    Cost of product revenue increased $2 million for the first quarter of 2000, when compared to the first quarter of 1999, primarily due to higher amortization of software development costs and costs associated with the acquisition of OrCAD, Inc., or OrCAD, which was completed in the third quarter of 1999 and for which there were no similar costs in the first quarter of 1999.

    Because the majority of Cadence's cost of software product revenue does not vary significantly with changes in revenue, product gross margin decreased in the first quarter of 2000 when compared to the first quarter in 1999, due primarily to the implementation of Cadence's new software subscription licensing model, which was implemented during the third quarter of 1999 and, to a lesser extent, a decrease in sales volume of software products.

    Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue increased $1.7 million in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to Cadence's addition of services professionals, resulting from the acquisition of Diablo Research Company LLC, or Diablo, which was completed in the fourth quarter of 1999.

    Services gross margin remained flat for the first quarter of 2000, when compared to the first quarter of 1999. Services gross margin has been, and may continue to be, harmed by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be harmed by Cadence's inability to achieve operating efficiencies when implementing a growing number of services offerings.

    Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue increased $1.3 million in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to employee-related costs associated with the OrCAD acquisition which was completed in the third quarter of 1999 and for which there were no similar costs in the first quarter of 1999.

  AMORTIZATION OF ACQUIRED INTANGIBLES

                                                                 THREE MONTHS
                                                                     ENDED
                                                              -------------------
                                                              APRIL 1,   APRIL 3,
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Amortization of acquired intangibles........................   $19.7      $12.7

  AMORTIZATION OF ACQUIRED INTANGIBLES AS A PERCENT OF TOTAL REVENUE

Amortization of acquired intangibles........................     8%         4%

    Amortization of acquired intangibles increased $7 million in the first quarter of 2000, when compared with the first quarter of 1999, primarily due to the 1999 acquisitions of OrCAD and Diablo.

  OPERATING EXPENSES

                                                                THREE MONTHS
                                                                    ENDED
                                                             -------------------
                                                             APRIL 1,   APRIL 3,
                                                               2000       1999     % CHANGE
                                                             --------   --------   --------
                                                                (IN MILLIONS)
Marketing and sales........................................   $86.2      $80.1         8%
Research and development...................................   $62.6      $50.9        23%
General and administrative.................................   $22.5      $21.3         6%

  EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales........................................     34%        24%
Research and development...................................     24%        15%
General and administrative.................................      9%         6%

    Marketing and sales expenses increased $6.1 million in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to an increase in employee-related costs associated with the 1999 acquisition of OrCAD for which there were no similar costs in the first quarter of 1999. Foreign currency exchange rates negatively affected reported marketing and sales expenses by $0.7 million during the first quarter of 2000, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar, offset partially by the weakening of the French franc and German deutsche mark. During the first quarter of 1999, foreign currency exchange rates negatively affected marketing and sales expenses by $0.6 million, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar.

    Cadence's expenses in research and development, prior to the reduction for capitalization of software development costs, was $71.4 million in the first quarter of 2000 and $57.3 million for the first quarter of 1999, representing 28% and 17% of total revenue, respectively. Cadence capitalized software development costs of $8.8 million in the first quarter of 2000 and $6.4 million in the first quarter of 1999, which represented 12% and 11% of total research and development expenditures made in each of those periods, respectively. The increase in capitalized software development costs for the first quarter of 2000 resulted primarily from general increases in new product development. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    The increase in net research and development expenses of $11.7 million for the first quarter of 2000, when compared to the first quarter of 1999, was primarily attributable to employee-related costs, consulting costs, and costs attributable to OrCAD.

    General and administrative expenses increased $1.2 million in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to costs attributable to OrCAD and Diablo, offset partially by a reduction in bad debt expense.

  UNUSUAL ITEMS

    There were no unusual items in the first quarter of 2000. The following table presents information regarding unusual items for the quarter ended April 3, 1999:

                                                              THREE MONTHS
                                                                  ENDED
                                                                APRIL 3,
                                                                  1999
                                                              -------------
                                                              (IN MILLIONS)
Write-off of acquired in-process technology.................       $ 8.9
Asset impairment............................................         3.1
Restructuring charges.......................................         2.2
                                                                   -----
  Total unusual items.......................................       $14.2
                                                                   =====

    ACQUISITIONS AND IN-PROCESS TECHNOLOGY

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

    In addition, Cadence recorded $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the cost of excess personnel in its services business.

    Actual amounts of termination benefits, facilities, and other restructuring related payments can be found in Notes to Condensed Consolidated Financial Statements under "RESTRUCTURING."

  OTHER INCOME AND INCOME TAXES

    Other income increased $0.9 million in the first quarter of 2000, when compared to the first quarter of 1999, primarily due to a decrease in interest expense of $0.7 million, a decrease in foreign exchange losses of $0.7 million, and a decrease in interest income of $0.9 million. The decrease in interest expense was due to a decrease in borrowings under Cadence's unsecured credit facility. The decrease in interest income was due to a lower average balance of invested cash and short-term investments.

    Cadence's estimated effective tax rate in the first quarter of 2000 was 26.5%. The effective tax rate for the first quarter of 1999 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $8.9 million, which is not deductible for income tax purposes. The decrease in the 2000 effective tax rate, when compared to 1999, is primarily due to foreign earnings being taxed at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES

    At April 1, 2000, Cadence's principal sources of liquidity consisted of $118.2 million of cash and short-term investments, compared to $118.8 million at January 1, 2000, and a $355 million senior unsecured credit facility. As of April 1, 2000, Cadence had no outstanding borrowings.

    Cash provided by operating activities increased $4.7 million to $51.1 million for the first quarter of 2000 when compared to the first quarter of 1999. The increase was primarily due to increases in depreciation and amortization, receivables, installment contract receivables, and accounts payable and accrued liabilities, partially offset by decreases in net income before unusual items and amortization of acquired intangibles and deferred income taxes.

    At April 1, 2000, Cadence had net working capital of $47.4 million compared with $58.4 million at January 1, 2000. The working capital decrease was driven primarily by a decrease in receivables of $34.7 million and an increase in deferred revenue of $14.3, partially offset by a decrease in accounts payable and accrued liabilities of $39.7 million. The decrease in accounts payable and accrued liabilities was primarily attributable to payments made for commissions, bonuses, and stock purchased under Cadence's Employee Stock Purchase Plan.

    In addition to its short-term investments, Cadence's primary investing activities consisted of purchases of property, plant, and equipment, capitalization of software development costs, acquired intangibles and other assets, venture capital partnership investments, and acquisitions, which combined represented $60.9 million and $47.5 million of cash used for investing activities in the first quarters of 2000 and 1999, respectively.

    Since 1994, Cadence has sold put warrants and purchased call options through private placements. See "Notes to Condensed Consolidated Financial Statements." At April 1, 2000, Cadence had a maximum potential obligation related to put warrants to buy back 9.1 million shares of its common stock at an aggregate price of approximately $189 million. The put warrants will expire on various dates through February 2001, and Cadence has the contractual ability to settle the options prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

    Anticipated cash requirements for the remainder of 2000 includes the purchase of treasury stock through Cadence's stock repurchase programs and the contemplated additions of property, plant, and equipment of approximately $95 million.

    As part of its overall investment strategy, Cadence has become a limited partner in a venture capital fund and is committed to invest up to $100 million. As of April 1, 2000, Cadence had contributed approximately $41.3 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating losses.

    Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its $355 million revolving credit facility will be sufficient to meet its working capital requirements on a short-and long-term basis.

NEW ACCOUNTING STANDARDS

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, and amended it in March 2000. Cadence is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. Cadence is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which Cadence believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including Cadence, recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially harmed.

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

    - CADENCE'S COST OF SERVICES PERSONNEL IS HIGH AND REDUCES GROSS
      MARGIN. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence's cost of providing those services. Cadence must pay high salaries to professional services personnel to attract and retain them. This results in a lower gross margin than the gross margin in Cadence's software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin.

    Additionally, a substantial portion of these services contracts are fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence's cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence's business, operating results, and financial condition.

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

    - The ability to design very large chips, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as SOC), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

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

  CADENCE OBTAINS KEY COMPONENTS FOR ITS HARDWARE PRODUCTS FROM A LIMITED NUMBER
    OF SUPPLIERS

    Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based emulation products. Cadence's inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on Xilinx, Inc. and Taiwan Semiconductor Manufacturing Corporation for the supply of key integrated circuits and on IBM for the hardware components for both Cadence's CoBALT-TM-product and Mercury Design Verification System-TM-. Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence's results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence's ability to deliver products would result.

  FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S BUSINESS
    AND THE MARKET PRICE OF ITS STOCK

    Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products by customers. Quarterly operating results are affected by the mix of products sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average in 1999 Cadence had realized gross margins on software product sales of approximately 91% but realized gross margins of approximately 65% on hardware product sales and 32% on its performance of services. In the first quarter of 2000, realized gross margins decreased to approximately 83% for software products and increased to approximately 73% for hardware products and to 35% for services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. If Cadence customers purchase more software products pursuant to a subscription agreement in any one quarter, the operating results for that quarter may be lower than that of comparable quarters in which perpetual and fixed-term licenses were used for more software product transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously harm its quarterly operating results.

    Cadence's hardware verification products typically have a lengthy sales cycle, during which Cadence may expend substantial funds and management effort without any assurance that a sale will result. Sales of Cadence's hardware products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex computer chips and systems. Such projects often require significant commitments of time and capital. Cadence's hardware sales may be delayed if customers delay commencement of projects. Lengthy hardware sales cycles subject Cadence to a number of significant risks over which Cadence has little or no control, including inventory obsolescence and fluctuations in quarterly operating results.

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

    - The failure to retain key personnel of the acquired business; and

    - Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering, and customer support areas.

  CADENCE'S INTERNATIONAL OPERATIONS MAY SERIOUSLY HARM ITS FINANCIAL CONDITION
    BECAUSE OF SEVERAL WEAK FOREIGN ECONOMIES AND THE EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS

    Cadence has significant operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 41% for the three months ended April 1, 2000 and 60% for the three months ended April 3, 1999. Cadence also transacts business in various foreign currencies. Recent economic uncertainty and the volatility of foreign currencies in certain parts of the Asia-Pacific region, has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

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

  CADENCE'S INABILITY TO COMPETE IN ITS INDUSTRIES COULD SERIOUSLY HARM ITS
    BUSINESS

    The EDA market and the commercial electronics design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors which could affect Cadence's ability to succeed include:

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

    - The pace of the technology change demands continuous technological development to meet the requirements of next-generation design challenges; and

    - There are a significant number of current and potential competitors in the EDA industry and the cost of entry is low.

    In the electronic design automation products industry, Cadence currently competes with a number of large companies, including Avant! Corporation, Mentor Graphics Corporation, Synopsys, Inc. and Zuken-Redac, and numerous small companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

  CADENCE'S FAILURE TO ATTRACT, TRAIN, MOTIVATE, AND RETAIN KEY EMPLOYEES MAY
    HARM ITS BUSINESS

    Competition for highly skilled employees is very intense. Cadence's business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. The robust economy and opportunities available in other companies has made and could continue to make employee retention and recruiting more difficult for Cadence. Cadence's failure to attract, train, motivate, and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence's business, operating results, and financial condition.

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

    The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered non-current assets. As of April 1, 2000, substantially all of Cadence's investments have maturities less than 12 months. The carrying value approximated fair value at April 1, 2000.

                                                              CARRYING      AVERAGE
                                                               VALUE     INTEREST RATE
                                                              --------   -------------
(In millions, except for average interest rates)
Investment Securities:
  Short-term investments--fixed rate........................   $ 7.3         5.68%
  Long-term investments--fixed rate.........................     1.0         6.90%
                                                               -----
    Total short-term and long-term securities...............     8.3         5.83%
  Cash equivalents--fixed rate..............................    20.7         5.39%
  Cash equivalents-variable rate............................    45.7         4.62%
                                                               -----
    Total interest bearing instruments......................   $74.7         4.97%
                                                               =====

  INTEREST RATE SWAP RISK

    Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At April 1, 2000, the notional amount payable was $15.2 million which will be amortized in quarterly installments of approximately $2.2 million through October 2001. The estimated fair value at April 1, 2000 was immaterial.

  FOREIGN CURRENCY RISK

    Cadence's operations include transactions in foreign currencies and, as such, Cadence benefits from a weaker dollar and is harmed by a stronger dollar relative to major currencies worldwide. Accordingly, the primary effect of foreign currency transactions on Cadence's results of operations is a reduction in revenue from a strengthening U.S. dollar, offset by a smaller reduction in expenses.

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

    The table below provides information as of April 1, 2000 about Cadence's forward contracts and put options. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to June 30, 2000. The put options mature prior to September 30, 2000.

                                                                         AVERAGE
                                                              NOTIONAL   CONTRACT
                                                               AMOUNT      RATE
                                                              --------   --------
Forward Contracts:
  (In millions, except for average contract rates)
  Japanese yen..............................................   $ 53.4     104.82
  British pound sterling....................................     27.6       1.59
  Euro......................................................     26.4       1.00
  Canadian dollars..........................................      5.6       1.45
  Swedish krona.............................................      2.3       8.71
  Singapore dollars.........................................      1.6       1.71
  Hong Kong dollars.........................................      0.3       7.78
                                                               ------
                                                               $117.2
                                                               ======
Put Options:
  Japanese yen..............................................   $ 18.6     107.50
                                                               ======

    While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence's results of operations and financial position during the three months ended April 1, 2000. Due to the short-term nature of the forward contracts and put options, the fair value at April 1, 2000 was negligible. The realized gain
(loss) on the forward contracts and the put options as they matured was not material to the consolidated operations of Cadence.

  EQUITY PRICE RISK

    As part of its authorized repurchase program, Cadence has sold put warrants and purchased call options through private placements. The put warrants, if exercised, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price.

    Cadence repurchases shares of its common stock under stock repurchase programs for issuance under its Employee Stock Purchase Plan, or ESPP, its 1997 Stock Option Plan, referred to as the 1997 Plan, and its 2000 Stock Option Plan adopted in February 2000. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence's stock repurchase program includes the following characteristics:

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

    The table below provides information at April 1, 2000 about Cadence's outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through February 2001 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                                                 ESTIMATED
                                                             2000       2001       FAIR
                                                           MATURITY   MATURITY     VALUE
                                                           --------   --------   ---------
(Shares and contract amounts in millions)
Put Warrants:
  Shares.................................................      8.9        0.2
  Weighted average strike price..........................   $20.73     $19.77
  Contract amount........................................   $185.3     $  3.7      $32.4
Call Options:
  Shares.................................................      6.8        0.1
  Weighted average strike price..........................   $20.96     $20.02
  Contract amount........................................   $141.5     $  2.8      $18.4

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

    On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00 0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, as amended, and Rule 14d-10 thereunder. The lawsuit arises out of Cadence's acquisition of OrCAD, which was completed in August 1999.

    On March 24, 2000 Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, File No. C 00-01030 WHA. The suit alleges patent infringement, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------                          -------------
 27.01                  Financial data schedule for the period ended April 1, 2000.

(b) Reports on Form 8-K:

    On March 15, 2000, the Registrant filed a Current Report on Form 8-K reporting the date of the Registrant's 2000 Annual Meeting of Stockholders and the record date for determining stockholders entitled to a vote at the annual meeting.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CADENCE DESIGN SYSTEMS, INC.
                                                       (REGISTRANT)

DATE:  May 11, 2000                                    By:  /s/ H. RAYMOND BINGHAM
                                                            -----------------------------------------
                                                            H. Raymond Bingham
                                                            President, Chief Executive Officer, and
                                                            Director

DATE:  May 11, 2000                                    By:  /s/ WILLIAM PORTER
                                                            -----------------------------------------
                                                            William Porter
                                                            Senior Vice President and
                                                            Chief Financial Officer