Form 10-Q
period 2000-07-01
CADENCE DESIGN SYSTEMS INC
filed 2000-08-15
CIK 813672

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10606

                            ------------------------

                          CADENCE DESIGN SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

               DELAWARE                                     77-0148231
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

  2655 SEELY AVENUE, BUILDING 5, SAN                          95134
           JOSE, CALIFORNIA                                 (zip code)
    (Address of principal executive
               offices)

                                 (408) 943-1234
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 4, 2000, there were 246,240,851 shares of the registrant's common stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets:
            July 1, 2000 and January 1, 2000................      3

          Condensed Consolidated Statements of Income:
            Three and Six Months Ended July 1, 2000 and July
              3, 1999.......................................      4

          Condensed Consolidated Statements of Cash Flows:
            Six Months Ended July 1, 2000 and July 3,
              1999..........................................      5

          Notes to Condensed Consolidated Financial
            Statements......................................      6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     12

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     27

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     31

  Item 2. Changes in Securities and Use of Proceeds.........     32

  Item 3. Defaults Upon Senior Securities...................     33

  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     33

  Item 5. Other Information.................................     33

  Item 6. Exhibits and Reports on Form 8-K..................     33

Signatures..................................................     34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                JULY 1,     JANUARY 1,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $  113,165    $  111,401
  Short-term investments....................................       6,278         7,357
  Receivables, net..........................................     231,839       248,034
  Inventories, net..........................................      15,219        19,872
  Prepaid expenses and other................................     117,774        93,248
                                                              ----------    ----------
    Total current assets....................................     484,275       479,912

Property, plant, and equipment, net.........................     337,755       330,409
Software development costs, net.............................      10,725        10,692
Acquired intangibles, net...................................     366,984       402,154
Installment contract receivables............................      45,907        84,160
Other assets................................................     150,087       152,332
                                                              ----------    ----------
                                                              $1,395,733    $1,459,659
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.......  $    3,447    $    3,924
  Accounts payable and accrued liabilities..................     256,988       265,518
  Deferred revenue..........................................     192,468       152,116
                                                              ----------    ----------
    Total current liabilities...............................     452,903       421,558
                                                              ----------    ----------
Long-term Liabilities:
  Long-term notes payable and capital leases................       4,198        25,024
  Other long-term liabilities...............................      31,175        26,928
                                                              ----------    ----------
    Total long-term liabilities.............................      35,373        51,952
                                                              ----------    ----------

Stockholders' Equity:
  Common stock and capital in excess of par value...........     820,225       857,960
  Treasury stock at cost....................................    (246,251)     (240,748)
  Retained earnings.........................................     338,063       344,247
  Accumulated other comprehensive gain (loss)...............      (4,580)       24,690
                                                              ----------    ----------
    Total stockholders' equity..............................     907,457       986,149
                                                              ----------    ----------
                                                              $1,395,733    $1,459,659
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      -------------------   -------------------
                                                      JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Revenue:
  Product...........................................  $140,383   $117,890   $245,915   $305,247
  Services..........................................    80,177     74,943    155,992    147,417
  Maintenance.......................................    78,122     71,360    154,268    146,720
                                                      --------   --------   --------   --------
    Total revenue...................................   298,682    264,193    556,175    599,384
                                                      --------   --------   --------   --------

Costs and Expenses:
  Cost of product...................................    20,501     20,064     40,979     38,600
  Cost of services..................................    52,182     48,844    101,183     96,102
  Cost of maintenance...............................    15,329     12,930     29,518     25,830
  Amortization of acquired intangibles..............    19,868     12,856     39,534     25,570
  Marketing and sales...............................    95,031     82,936    181,198    162,999
  Research and development..........................    65,772     50,359    128,345    101,227
  General and administrative........................    23,751     20,903     46,283     42,163
  Unusual items.....................................        --     19,648         --     33,840
                                                      --------   --------   --------   --------

    Total costs and expenses........................   292,434    268,540    567,040    526,331
                                                      --------   --------   --------   --------

      Income (loss) from operations.................     6,248     (4,347)   (10,865)    73,053

Other income, net...................................     1,407        141      2,453        276
                                                      --------   --------   --------   --------

      Income (loss) before provision (benefit) for
        income taxes................................     7,655     (4,206)    (8,412)    73,329

Provision (benefit) for income taxes................     2,029     (1,199)    (2,229)    23,474
                                                      --------   --------   --------   --------

      Net income (loss).............................  $  5,626   $ (3,007)  $ (6,183)  $ 49,855
                                                      ========   ========   ========   ========
Basic net income (loss) per share...................  $   0.02   $  (0.01)  $  (0.03)  $   0.21
                                                      ========   ========   ========   ========
Diluted net income (loss) per share.................  $   0.02   $  (0.01)  $  (0.03)  $   0.19
                                                      ========   ========   ========   ========

Weighted average common shares outstanding..........   244,404    241,978    244,516    241,026
                                                      ========   ========   ========   ========
Weighted average common and potential common shares
  outstanding--assuming dilution....................   258,583    241,978    244,516    257,016
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

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JULY 1,    JULY 3,
                                                                2000       1999
                                                              --------   --------
Cash and Cash Equivalents at Beginning of Period............  $111,401   $209,074
                                                              --------   --------
Cash Flows from Operating Activities:
  Net income (loss).........................................    (6,183)    49,855
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    95,819     76,736
    Asset impairment and write-off of equipment and
      non-current assets....................................        --      4,974
    Deferred income taxes...................................        14     13,584
    Net investment gains on sale, equity loss, and
      write-downs...........................................    (5,124)     2,633
    Write-off of acquired in-process technology.............        --      8,900
    Minority interest expense...............................        --       (126)
    Provisions for losses on trade accounts receivable......       883      6,250
    Write-off of non-current assets.........................        --      2,145
    Changes in operating assets and liabilities, net of
      effect of acquired businesses:
      Receivables...........................................   (65,265)   (54,947)
      Inventories...........................................      (809)       162
      Prepaid expenses and other............................   (24,458)   (16,666)
      Installment contract receivables......................    38,251     18,980
      Accounts payable and accrued liabilities..............    10,682     (6,441)
      Income taxes payable..................................        --       (783)
      Deferred revenue......................................    40,352     21,804
      Other long-term liabilities...........................     4,247     (5,834)
                                                              --------   --------
        Net cash provided by operating activities...........    88,409    121,226
                                                              --------   --------

Cash Flows from Investing Activities:
  Maturities of short-term investments--held-to-maturity....       999     27,245
  Purchases of short-term investments--held-to-maturity.....        --        (57)
  Maturities of short-term
    investments--available-for-sale.........................     1,107         --
  Purchases of property, plant, and equipment...............   (46,652)   (71,377)
  Capitalization of software development costs..............   (14,714)   (13,528)
  Increase in acquired intangibles and other assets.........   (21,848)   (13,452)
  Net investment in venture capital partnership and equity
    investments.............................................      (497)    (5,770)
  Cash effect of business acquisitions......................    (4,503)    (2,806)
  Sale of put warrants......................................    25,516      3,609
  Purchase of call options..................................   (25,516)    (3,609)
                                                              --------   --------
        Net cash used for investing activities..............   (86,108)   (79,745)
                                                              --------   --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............................        --     30,168
  Principal payments on long-term debt and capital leases...   (21,763)  (165,000)
  Proceeds from issuance of common stock....................    40,945     49,642
  Purchases of treasury stock...............................   (98,631)   (49,125)
  Proceeds from transfer of financial assets in exchange for
    cash....................................................    80,808     77,162
                                                              --------   --------
        Net cash provided by (used for) financing
          activities........................................     1,359    (57,153)
                                                              --------   --------
Effect of exchange rate changes on cash.....................    (1,896)      (442)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     1,764    (16,114)
                                                              --------   --------
Cash and Cash Equivalents at End of Period..................  $113,165   $192,960
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

    Certain amounts in the condensed consolidated financial statements as of January 1, 2000 and for the three and six months ended July 3, 1999 have been reclassified to conform with the July 1, 2000 presentation.

INVENTORIES

    Cadence's inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

    A summary of inventories follows:

                                                           JULY 1,    JANUARY 1,
                                                             2000        2000
                                                           --------   ----------
                                                              (IN THOUSANDS)
Raw materials............................................  $12,615      $19,033
Work in process..........................................    2,604          839
                                                           -------      -------
  Total inventories, net.................................  $15,219      $19,872
                                                           =======      =======

RESTRUCTURING

    The following table summarizes Cadence's restructuring activity during the six months ended July 1, 2000:

                                                          FOR THE SIX MONTHS ENDED JULY 1, 2000
                                               ------------------------------------------------------------
                                               SEVERANCE
                                                  AND        EXCESS         OTHER
                                               BENEFITS    FACILITIES   RESTRUCTURING    ASSETS     TOTAL
                                               ---------   ----------   -------------   --------   --------
                                                                      (IN THOUSANDS)
Balance, January 1, 2000.....................   $8,013       $6,464         $ 426        $5,861    $20,764
  Non-cash charges...........................     (110)         (71)          (62)       (3,345)    (3,588)
  Cash charges...............................   (1,650)        (302)         (364)         (598)    (2,914)
                                                ------       ------         -----        ------    -------
Balance, July 1, 2000........................   $6,253       $6,091         $  --        $1,918    $14,262
                                                ======       ======         =====        ======    =======

CREDIT FACILITY

    In October 1998, Cadence entered into a senior unsecured credit facility, referred to as the 1998 Facility, with a syndicate of banks that allows Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility is divided between a $177.5 million two year revolving credit facility, referred to as the Two Year Facility, and a $177.5 million 364-day revolving credit facility convertible into a one year term loan, referred to as the 364-Day Facility. The Two Year Facility expires on September 29, 2001. The 364-Day Facility will either expire on September 27, 2000, be converted to a one year term loan with a maturity date of September 27, 2001, or, at the request of Cadence and with the agreement of the bank group, be renewed for one additional year. Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and (ii) prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portion of the Two Year Facility at rates between 0.23% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.18%. The 1998 Facility contains certain financial and other covenants.

    During the six months ended July 1, 2000, Cadence repaid all of the $20 million outstanding under the 1998 Facility at January 1, 2000. At July 1, 2000, there were no borrowings outstanding under the 1998 Facility.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in equity. A summary of comprehensive income (loss) follows:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         -------------------   -------------------
                                                         JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                                      (IN THOUSANDS)
Net income (loss)......................................  $  5,626   $(3,007)   $ (6,183)  $49,855
Translation loss.......................................    (1,549)   (1,411)     (1,667)     (472)
Unrealized loss on investments.........................   (20,826)     (104)    (27,603)     (156)
                                                         --------   -------    --------   -------
  Comprehensive income (loss)..........................  $(16,749)  $(4,522)   $(35,453)  $49,227
                                                         ========   =======    ========   =======

NET INCOME (LOSS) PER SHARE

    The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          -------------------   -------------------
                                                          JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Weighted average common shares used to calculate basic
  net income (loss) per share...........................  244,404    241,978    244,516    241,026
  Options...............................................   11,996         --         --     14,368
  Warrants and other contingent shares..................      712         --         --        307
  Puts..................................................    1,471         --         --      1,315
                                                          -------    -------    -------    -------
Weighted average common and potential common shares used
  to calculate diluted net income (loss) per share......  258,583    241,978    244,516    257,016
                                                          =======    =======    =======    =======

    Had Cadence recorded net income for the six months ended July 1, 2000, dilutive weighted outstanding options would have been 15.4 million and weighted outstanding warrants, puts, and other dilutive contingent shares would have been
1.4 million.

CONTINGENCIES

    Refer to Part II, Item 1 for a description of legal proceedings.

PUT WARRANTS AND CALL OPTIONS

    Cadence has authorized three seasoned systematic stock repurchase programs under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan, or ESPP, the 1997 Nonstatutory Stock Option Plan, referred to as the 1997 Plan, and the 2000 Nonstatutory Stock Option Plan, referred to as the 2000 Plan. These repurchases are intended to cover Cadence's expected reissuances under the ESPP for the next 12 months and both the 1997 Plan and 2000 Plan for the next 24 months.

    As part of its authorized repurchase programs, Cadence has sold put warrants through private placements. At July 1, 2000, there were 6.3 million put warrants outstanding, each of which entitles the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $18.02 to $22.31 per share. Additionally, Cadence purchased call options that entitle Cadence to buy shares of its common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At July 1, 2000, Cadence had 4.6 million call options outstanding at exercise prices ranging from $18.27 to $22.56 per share. The put warrants and call options outstanding at July 1, 2000 are exercisable on various dates through February 2001 and Cadence has the contractual ability to settle the options prior to their maturity. At July 1, 2000, the fair value of the call options was approximately $12.1 million and the fair value of the put warrants was approximately $16.7 million. The fair value of the put warrants and call options was estimated by Cadence's investment bankers.

    If exercised, Cadence has the right to settle the put warrants with that number of shares of Cadence common stock having a value equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may negatively affect the price of Cadence's common stock. At July 1, 2000, because Cadence had the ability to settle these put warrants with common stock, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

SEGMENT REPORTING

    The following tables present information about reported segments for the three months ended July 1, 2000 and July 3, 1999:

                                                 FOR THE THREE MONTHS ENDED JULY 1, 2000
                                         --------------------------------------------------------
                                         PRODUCT    SERVICES   MAINTENANCE     OTHER      TOTAL
                                         --------   --------   -----------   ---------   --------
                                                              (IN THOUSANDS)
Revenue................................  $140,383   $80,177      $78,122     $      --   $298,682
Cost of revenue........................    20,501    52,182       15,329            --     88,012
Amortization of acquired intangibles...    10,562     9,306           --            --     19,868
                                         --------   -------      -------     ---------   --------
    Gross margin.......................   109,320    18,689       62,793            --    190,802
Marketing and sales....................        --        --           --       (95,031)   (95,031)
Research and development...............        --        --           --       (65,772)   (65,772)
General and administrative.............        --        --           --       (23,751)   (23,751)
Other income, net......................        --        --           --         1,407      1,407
                                         --------   -------      -------     ---------   --------
Income (loss) before provision
  (benefit) for income taxes...........  $109,320   $18,689      $62,793     $(183,147)  $  7,655
                                         ========   =======      =======     =========   ========

                                                 FOR THE THREE MONTHS ENDED JULY 3, 1999
                                         --------------------------------------------------------
Revenue.                                 $117,890   $ 74,943   $    71,360   $      --   $264,193
Cost of revenue........................    20,064    48,844       12,930            --     81,838
Amortization of acquired intangibles...    11,632     1,224           --            --     12,856
                                         --------   -------      -------     ---------   --------
  Gross margin.........................    86,194    24,875       58,430            --    169,499
Marketing and sales....................        --        --           --       (82,936)   (82,936)
Research and development...............        --        --           --       (50,359)   (50,359)
General and administrative.............        --        --           --       (20,903)   (20,903)
Unusual items..........................        --        --           --       (19,648)   (19,648)
Other income, net......................        --        --           --           141        141
                                         --------   -------      -------     ---------   --------
Income (loss) before provision
  (benefit) for income taxes...........  $ 86,194   $24,875      $58,430     $(173,705)  $ (4,206)
                                         ========   =======      =======     =========   ========

    The following tables present information about reported segments for the six months ended July 1, 2000 and July 3, 1999:

                                                 FOR THE SIX MONTHS ENDED JULY 1, 2000
                                        --------------------------------------------------------
                                        PRODUCT    SERVICES   MAINTENANCE     OTHER      TOTAL
                                        --------   --------   -----------   ---------   --------
                                                             (IN THOUSANDS)
Revenue...............................  $245,915   $155,992    $154,268     $      --   $556,175
Cost of revenue.......................    40,979    101,183      29,518            --    171,680
Amortization of acquired
  intangibles.........................    21,140     18,394          --            --     39,534
                                        --------   --------    --------     ---------   --------
  Gross margin........................   183,796     36,415     124,750            --    344,961
Marketing and sales...................        --         --          --      (181,198)  (181,198)
Research and development..............        --         --          --      (128,345)  (128,345)
General and administrative............        --         --          --       (46,283)   (46,283)
Other income, net.....................        --         --          --         2,453      2,453
                                        --------   --------    --------     ---------   --------
Income (loss) before provision
  (benefit) for income taxes..........  $183,796   $ 36,415    $124,750     $(353,373)  $ (8,412)
                                        ========   ========    ========     =========   ========

                                                 FOR THE SIX MONTHS ENDED JULY 3, 1999
                                        --------------------------------------------------------
Revenue.                                $305,247   $147,417   $   146,720   $      --   $599,384
Cost of revenue.......................    38,600     96,102      25,830            --    160,532
Amortization of acquired
  intangibles.........................    22,951      2,619          --            --     25,570
                                        --------   --------    --------     ---------   --------
  Gross margin........................   243,696     48,696     120,890            --    413,282
Marketing and sales...................        --         --          --      (162,999)  (162,999)
Research and development..............        --         --          --      (101,227)  (101,227)
General and administrative............        --         --          --       (42,163)   (42,163)
Unusual items.........................        --         --          --       (33,840)   (33,840)
Other income, net.....................        --         --          --           276        276
                                        --------   --------    --------     ---------   --------
Income (loss) before provision
  (benefit) for income taxes..........  $243,696   $ 48,696    $120,890     $(339,953)  $ 73,329
                                        ========   ========    ========     =========   ========

TALITY CORPORATION

    On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new, publicly traded company named Tality Corporation, or Tality. In furtherance of this plan, Tality has filed a registration statement with the Securities and Exchange Commission for its initial public offering. The completion of the separation and initial public offering is contingent upon certain conditions, including market conditions. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the separation, which has not been completed as of the date of this report. We expect that the separation of this business from Cadence, including the transfer of related assets, liabilities and intellectual property rights, will be substantially completed prior to the completion of the initial public offering. Immediately following the separation and initial public offering, Cadence will own approximately 80% of Tality's equity and consolidate its financial results.

    The full impact of the planned separation, if it occurs, on Cadence's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses are expected to be incurred in future periods as decisions are made regarding the separation.

NEW ACCOUNTING STANDARDS

    In March 2000, the Financial Accounting Standards Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of Accounting

Pinciples Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 will be adopted in the fourth quarter of fiscal 2000. The adoption of this statement is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

    In June 1998, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The adoption of this statement is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. CADENCE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE ACTUAL RESULTS OR PERFORMANCE TO DIFFER MATERIALLY OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "RESULTS OF OPERATIONS," "LIQUIDITY AND CAPITAL RESOURCES," "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND "DISCLOSURES ABOUT MARKET RISK."

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

TALITY CORPORATION

    On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new, publicly traded company named Tality Corporation, or Tality. In furtherance of this plan, Tality has filed a registration statement with the Securities and Exchange Commission for its initial public offering. The completion of the separation and initial public offering is contingent upon certain conditions, including market conditions. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to a separation, which has not been completed as of the date of this report. We expect that the separation of this business from Cadence, including the transfer of related assets, liabilities and intellectual property rights, will be substantially completed prior to the completion of the initial public offering. Immediately following the separation and initial public offering, Cadence will own approximately 80% of Tality's equity and consolidate its financial results.

    As Cadence executes the separation of Tality from Cadence, Cadence is incurring certain incremental costs, primarily for legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment of certain key Tality management. Direct costs of the Tality initial public offering, such as the underwriter's commissions, legal, and accounting fees will be deducted from the proceeds of the offering.

    The full impact of the planned separation, if it occurs, on Cadence's business, operating results, and financial condition cannot be predicted at this time. However, certain incremental expenses are expected to be incurred in future periods as decisions are made regarding the separation.

RESULTS OF OPERATIONS

                                                                                    SIX MONTHS
                                              THREE MONTHS ENDED                       ENDED
                                             ---------------------              -------------------
                                              JULY 1,     JULY 3,               JULY 1,    JULY 3,
                                               2000        1999      % CHANGE     2000       1999     % CHANGE
                                             ---------   ---------   --------   --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
REVENUE
Product....................................   $140.4      $117.9        19%      $245.9     $305.3      (19)%
Services...................................     80.2        74.9         7%       156.0      147.4        6%
Maintenance................................     78.1        71.4         9%       154.3      146.7        5%
                                              ------      ------                 ------     ------
  Total revenue............................   $298.7      $264.2        13%      $556.2     $599.4       (7)%
                                              ======      ======                 ======     ======

SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE
Product....................................       47%         45%                    44%        51%
Services...................................       27%         28%                    28%        25%
Maintenance................................       26%         27%                    28%        24%

    Product revenue increased $22.5 million and decreased $59.4 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999. The increase in the three months ended July 1, 2000 was primarily due to the increased sales volume of intellectual property creation products, which include mixed signal and simulation products, as well as sales of printed circuit board related product associated with the acquisition of OrCAD, Inc., or OrCAD, which was completed in the third quarter of 1999 and for which there were no similar sales in the comparable period in 1999. The decrease in the six months ended July 1, 2000 was due to an overall decrease in sales volume of Cadence's software products and the implementation of Cadence's software subscription licensing model, first implemented during the third quarter of 1999. The decrease in sales volume of products was primarily attributable to lower sales of integrated circuit implementation products, which include place and route and physical design and verification products, partially offset by sales associated with the OrCAD acquisition.

    Services revenue increased $5.3 million and $8.6 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to an increase in demand for Cadence's design services and billable hours incurred for design services, partially offset by a decrease in methodology services engagements due to lower staffing levels in the current periods. Increases in design services revenue were primarily due to an increase in the wireless communications area with general increases in each of the other remaining areas, wired communications, information appliances, and industrial electronics.

    Maintenance revenue increased $6.7 million and $7.6 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to the growth of the installed customer base and the renewal of maintenance and support contracts.

                                                                                    SIX MONTHS
                                              THREE MONTHS ENDED                       ENDED
                                             ---------------------              -------------------
                                              JULY 1,     JULY 3,               JULY 1,    JULY 3,
                                               2000        1999      % CHANGE     2000       1999     % CHANGE
                                             ---------   ---------   --------   --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
REVENUE BY GEOGRAPHY
Domestic...................................   $160.5      $142.9        12%      $312.7     $277.5       13%
International..............................    138.2       121.3        14%       243.5      321.9      (24)%
                                              ------      ------                 ------     ------
  Total revenue............................   $298.7      $264.2        13%      $556.2     $599.4       (7)%
                                              ======      ======                 ======     ======

REVENUE BY GEOGRAPHY AS A PERCENT OF TOTAL
  REVENUE
Domestic...................................       54%         54%                    56%        46%
International..............................       46%         46%                    44%        54%

    International revenue increased $16.9 million and decreased $78.4 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999. The increase in the three months ended July 1, 2000 was primarily due to increases in product and maintenance revenue in Europe, partially offset by a decrease in services revenue in Europe and product and maintenance revenue in Japan. The decrease in the six months ended July 1, 2000 was primarily due to decreases in product revenue in Japan and Asia and decreases in services revenue in Europe and Japan.

    Foreign currency exchange rates positively affected revenue by $2.9 million and $4.6 million during the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar, offset partially by the weakening of the British pound sterling and German deutsche mark in relation to the U.S. dollar. Foreign currency exchange rates positively affected revenue by $3.9 million and $8 million during the three and six months ended July 3, 1999, respectively, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar.

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         ---------------------              -------------------
                                          JULY 1,     JULY 3,               JULY 1,    JULY 3,
                                           2000        1999      % CHANGE     2000       1999     % CHANGE
                                         ---------   ---------   --------   --------   --------   --------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
COST OF REVENUE
Product................................    $20.5       $20.1         2%      $ 41.0     $38.6         6%
Services...............................    $52.2       $48.8         7%      $101.2     $96.1         5%
Maintenance............................    $15.3       $12.9        19%      $ 29.5     $25.8        14%

COST OF REVENUE AS A PERCENT OF RELATED
  REVENUE
Product................................       15%         17%                    17%       13%
Services...............................       65%         65%                    65%       65%
Maintenance............................       20%         18%                    19%       18%

    Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

    Cost of product revenue remained flat for the three months ended July 1, 2000 and increased $2.4 million for the six months ended July 1, 2000, when compared to the same periods in 1999. The increase in cost of product revenue in the six months ended July 1, 2000 was primarily due to higher manufacturing costs associated with emulation system products.

    Because the majority of Cadence's cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the three months ended July 1, 2000, when compared to the same period in 1999, primarily due to an increase in sales volume of software products. Product gross margin decreased in the six months ended July 1, 2000, when compared to the same period in 1999, due to a decrease in sales volume of software products and the implementation of Cadence's software subscription licensing model, which was implemented during the third quarter of 1999.

    Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue increased $3.4 million and $5.1 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to Cadence's addition of services professionals, in connection with its acquisition of Diablo Research Company LLC, or Diablo, which was completed in the fourth quarter of 1999.

    Services gross margin remained flat for the three and six months ended
July 1, 2000, when compared to the same periods in 1999. Services gross margin has been, and may continue to be, harmed by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be harmed by Cadence's inability to achieve operating efficiencies while implementing a growing number of services offerings.

    Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue increased $2.4 million and $3.7 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, due to increases in employee-related costs and costs associated with the OrCAD acquisition which was completed in the third quarter of 1999 for which there were no similar costs in the first six months of 1999.

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              ---------------------   -------------------
                                                               JULY 1,     JULY 3,    JULY 1,    JULY 3,
                                                                2000        1999        2000       2000
                                                              ---------   ---------   --------   --------
                                                                             (IN MILLIONS)
AMORTIZATION OF ACQUIRED INTANGIBLES
Amortization of acquired intangibles........................    $19.9       $12.9      $39.5      $25.6

AMORTIZATION OF ACQUIRED INTANGIBLES AS A PERCENT OF TOTAL
  REVENUE
Amortization of acquired intangibles........................        7%          5%         7%         4%

    Amortization of acquired intangibles increased $7 million and $13.9 million in the three and six months ended July 1, 2000, respectively, when compared with the same periods in 1999, primarily due to the 1999 acquisitions of OrCAD and Diablo.

                                                                                    SIX MONTHS
                                              THREE MONTHS ENDED                       ENDED
                                             ---------------------              -------------------
                                              JULY 1,     JULY 3,               JULY 1,    JULY 3,
                                               2000        1999      % CHANGE     2000       1999     % CHANGE
                                             ---------   ---------   --------   --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
OPERATING EXPENSES
Marketing and sales........................    $95.0       $82.9        15%      $181.2     $163.0       11%
Research and development...................    $65.8       $50.4        31%      $128.3     $101.2       27%
General and administrative.................    $23.8       $20.9        14%      $ 46.3     $ 42.2       10%

EXPENSES AS A PERCENT OF TOTAL REVENUE
Marketing and sales........................       32%         31%                    33%        27%
Research and development...................       22%         19%                    23%        17%
General and administrative.................        8%          8%                     8%         7%

    Marketing and sales expenses increased $12.1 million and $18.2 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to an increase in employee-related costs and costs associated with the 1999 acquisition of OrCAD for which there were no similar costs in the first six months of 1999. Foreign currency exchange rates for the three and six months ended July 1, 2000, when compared to the same periods in 1999, had a negligible effect on reported marketing and sales expense.

    Cadence's expenses in research and development, prior to the reduction for capitalization of software development costs, were $71.7 million, representing 24% of total revenue, in the three months ended July 1, 2000 and $57.5 million, representing 22% of total revenue, for the three months ended July 3, 1999. For the three and six months ended July 1, 2000, Cadence capitalized software development costs of $6 million and $14.7 million, respectively, representing 8% and 10% of total research and development expenditures, respectively. For the three and six months ended July 3, 1999, Cadence capitalized software development costs of $7.1 million and $13.5 million, respectively, representing 12% and 10% of total research and development expenditures, respectively. The decrease and increase in capitalized software development costs for the three and six month periods ended July 1, 2000, respectively, resulted primarily from increases and decreases in hours incurred on new product development and new product releases. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    The increase in net research and development expenses of $15.4 million and $27.1 million for the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, was primarily attributable to employee-related costs, consulting costs, and costs associated with the 1999 acquisition of OrCAD for which there were no similar costs in the first six months of 1999.

    General and administrative expenses increased $2.8 million and $4.1 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to employee-related costs and costs attributable to the OrCAD and Diablo acquisitions, offset partially by a reduction in bad debt expense.

UNUSUAL ITEMS

    The following table presents information regarding unusual items for the three and six months ended July 3, 1999:

                                                       THREE MONTHS   SIX MONTHS
                                                          ENDED         ENDED
                                                         JULY 3,       JULY 3,
                                                           1999          1999
                                                       ------------   ----------
                                                             (IN MILLIONS)
Restructuring charges................................      $10.7        $12.9
Merger costs.........................................        8.4          8.4
Asset impairment.....................................        3.5          6.6
Litigation settlement................................       (3.0)        (3.0)
Write-off of acquired in-process technology..........         --          8.9
                                                           -----        -----
    Total unusual items..............................      $19.6        $33.8
                                                           =====        =====

    RESTRUCTURING

    In the three months ended July 3, 1999, Cadence recorded $10.7 million in restructuring charges, including severance costs to terminate 49 employees and to consolidate facilities. Severance costs of $8.7 million relate to restructuring plans primarily aimed at reducing costs after Cadence merged with Quickturn, further actions taken to restructure the Cadence services business in Japan, and severance expense resulting from the resignation of Cadence's former Chief Executive Officer.

    Facilities consolidation charges of $2 million were incurred in connection with the closure of 15 Quickturn facilities, including $1 million to close and exit the excess facilities and $1 million of related leasehold improvement abandonment costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income, after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of July 1, 2000, all of the 15 excess Quickturn sites had been vacated. Noncancelable lease payments on vacated facilities will be paid out through 2003.

    In the three months ended April 3, 1999, Cadence recorded $2.2 million in severance costs to terminate 45 employees. These actions were taken to complete Cadence's restructuring program initiated in the fourth quarter of 1998. The restructuring plan was primarily aimed at reducing the costs of excess personnel in its services business.

    Actual amounts of termination benefits, facilities, and other restructuring related payments can be found in Notes to Condensed Consolidated Financial Statements under "RESTRUCTURING."

    MERGER COSTS

    In connection with the acquisition of Quickturn, Cadence charged to expense $8.4 million representing merger costs in the three month period ended July 3, 1999. These merger costs represented professional fees for financial advisors, attorneys, and accountants.

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

    The impairment losses recorded for the six months ended July 3, 1999 were the amounts by which the carrying amounts of the intangible assets exceeded their fair market values.

    LITIGATION SETTLEMENT

    In June 1999, Cadence and Mentor Graphics Corporation announced the settlement of a patent infringement action pending in the United States District Court for the District of Oregon. As a result, the court entered a judgment declaring that certain Quickturn patents are valid, enforceable, and were infringed by Mentor's sale of SimExpress products in the U.S. Mentor is permanently enjoined from producing, marketing or selling SimExpress emulation systems in the U.S. In connection with the settlement, Mentor paid Cadence
$3 million.

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

OTHER INCOME AND INCOME TAXES

    Other income increased $1.3 million and $2.2 million in the three and six months ended July 1, 2000, respectively, when compared to the same periods in 1999, primarily due to an increase in foreign exchange gains and a decrease in interest income. The decrease in interest income was due to a lower average balance of invested cash and short-term investments.

    Cadence's estimated effective tax rate for the three and six months ended July 1, 2000 was 26.5%. The effective tax rate for the three and six months ended July 3, 1999 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $8.9 million, which is not deductible for income tax purposes. The decrease in the 2000 effective tax rate when compared to 1999 is primarily due to foreign earnings being taxed at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES

    At July 1, 2000, Cadence's principal sources of liquidity consisted of $119.4 million of cash and short-term investments, compared to $118.8 million at January 1, 2000, and a $355 million senior unsecured credit facility. As of July 1, 2000, Cadence had no outstanding borrowings under the credit facility.

    Cash provided by operating activities decreased $32.8 million to $88.4 million for the six months ended July 1, 2000, when compared to the six months ended July 3, 1999. The decrease was primarily due to decreases in net income before unusual items, deferred income taxes, receivables, and prepaid expenses, partially offset by increases in depreciation and amortization, installment contract receivables, accounts payable and accrued liabilities, and deferred revenue.

    At July 1, 2000, Cadence had net working capital of $31.5 million compared with $58.4 million at January 1, 2000. The working capital decrease was driven primarily by a decrease in receivables of $16.2 million and an increase in deferred revenue of $40.4 million, partially offset by an increase in prepaid expenses and other of $24.6 million, and to a lesser extent, a decrease in accounts payable and accrued liabilities of $8.5 million. The increase in prepaid expenses and other was primarily due to an increase in unbilled professional services and prepaid income taxes.

    In addition to its short-term investments, Cadence's primary investing activities consisted of purchases of property, plant, and equipment, capitalization of software development costs, acquired intangibles and other assets, venture capital partnership investments and equity investments, and business acquisitions, which combined represented $95.8 million and $106.9 million of cash used for investing activities in the six months ended July 1, 2000 and July 3, 1999, respectively.

    Since 1994, Cadence has sold put warrants and purchased call options through private placements. See "Notes to Condensed Consolidated Financial Statements." At July 1, 2000, Cadence had a maximum potential obligation related to put warrants to repurchase 6.3 million shares of its common stock at an aggregate price of approximately $131 million. The put warrants will expire on various dates through February 2001, and Cadence has the contractual ability to settle the options prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

    Anticipated cash requirements for the remainder of 2000 includes working capital, capital expenditures and payment of operating expenses, including marketing and sales expense, research and development expense, general and administrative expense and potential acquisitions of, or investments in, complementary businesses or technologies, and the purchase of treasury stock through Cadence's stock repurchase programs.

    As part of its overall investment strategy, Cadence has become a limited partner in a venture capital fund and is committed to invest up to $100 million. As of July 1, 2000, Cadence had contributed approximately $45.2 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating losses.

    Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its $355 million revolving credit facility will be sufficient to meet its working capital requirements on a short-and long-term basis.

    Cadence will continue to fund Tality's operations, as it has done historically, through the date that Tality receives the net proceeds from its planned initial public offering.

NEW ACCOUNTING STANDARDS

    In March 2000, the Financial Accounting Standards Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of Accounting Principles Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 will be adopted in the fourth quarter of fiscal 2000. The adoption of this statement is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

    In June 1998, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The adoption of this statement is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially harmed. The risk factors affecting Tality Corporation which, immediately after its separation from Cadence and initial public offering, will remain a subsidiary of Cadence, are described in detail in the Registration Statement on Form S-1 filed by Tality Corporation with the Securities and Exchange Commission on July 17, 2000, as amended.

WE ARE IN THE PROCESS OF RESTRUCTURING OUR DESIGN SERVICES GROUP AS A SEPARATE
  COMPANY, WHICH MAY IMPACT OUR FINANCIAL RESULTS

    Since 1995, Cadence has operated an internal electronics design services group. On July 17, 2000, Cadence announced its plan to separate its design services group into a separate company focused on providing design solutions and proprietary technology to electronics product companies and integrated circuit manufacturers, and announced the planned initial public offering of the separate company. Upon completion of this offering, Cadence will hold approximately 80% of the voting power of the new company. While Cadence does not currently plan to distribute to Cadence stockholders its equity interests in Tality Corporation or its subsidiaries, it will have the right at any time to convert and thereafter sell some or all of its shares of voting stock. Cadence has agreed with the underwriters not to transfer its equity interests in Tality Corporation and limited partnership units in Tality, LP for 180 days after the date of the initial public offering of Tality Corporation, except with the prior written consent of Goldman, Sachs & Co. After the expiration of this 180-day period, Cadence will no longer be restricted from transferring any of its common stock of Tality Corporation or limited partnership units in Tality, LP to the public or its stockholders. Cadence currently expects that the principal factors that it would consider in determining whether and when to exchange, convert, sell or distribute to its stockholders any of its shares or partnership units include:

    - The relative market prices of its Tality's common stock and Cadence's common stock;

    - The ability of an affiliate of Tality to make sales under Rule 144 of the Securities Act of 1933 or under an effective registration statement covering Cadence's shares of Tality's common stock;

    - The absence of any court order or other regulation prohibiting or restricting such sales; and

    - Other conditions affecting Tality's business or Cadence's business.

CADENCE ALSO RETAINS THE RIGHT TO SELL ANY OR ALL OF ITS TALITY, LP LIMITED
  PARTNERSHIP UNITS TO ONE OR MORE THIRD PARTIES FOR STRATEGIC OR OTHER REASONS

    In connection with the separation, Cadence will also enter into a number of agreements governing the business relationships between the companies and the provision of certain services, including provision of certain facilities, and accounting, finance, legal, human resources and other administrative services. As a result, Cadence will be obligated to provide certain services to Tality for the periods defined in the various agreements.

CADENCE LACKS LONG-TERM EXPERIENCE IN ITS ELECTRONICS DESIGN AND METHODOLOGY
  SERVICES BUSINESS

    Cadence has no long-term experience in offering electronics design and methodology services and therefore may not be as experienced in this business as others. The market for these services is relatively new and rapidly evolving. Cadence expects the expenses of the design services business to increase substantially in connection with Tality's separation from Cadence and as it continues to expand its operations. The rate of growth of the design services group's revenue over prior periods may not continue or increase, and its separation and expansion may prove more expensive than Cadence anticipates. If Tality fails to increase its revenue to offset its expenses, the design services group will continue to experience losses. Cadence's or Tality's failure to succeed in these services businesses may seriously harm Cadence's business, operating results, and financial condition.

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

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S BUSINESS
  AND THE MARKET PRICE OF ITS STOCK

    Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products by customers. Quarterly operating results are affected by the mix of products sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average in 1999 Cadence had realized gross margins on software product sales of approximately 91% but realized gross margins of approximately 65% on hardware product sales and 32% on its performance of services. In the second quarter of 2000, realized gross margins decreased to approximately 90% for software products and increased to approximately 67% for hardware products and to 35% for services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. As Cadence customers purchase more software products pursuant to subscription agreements, future operating results may be lower than that of comparable quarters in which perpetual and fixed-term licenses were in greater use for software product transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously harm its quarterly operating results.

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

    Cadence has significant operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 46% for the three months ended July 1, 2000 and July 3, 1999. Cadence also transacts business in various foreign currencies. Recent economic uncertainty and the volatility of foreign currencies in certain parts of the Asia-Pacific region, has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

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

    In the electronic design automation products industry, Cadence currently competes with a number of large companies, including Avant! Corporation, Mentor Graphics Corporation, Synopsys, Inc. and Zuken-

Redac, and numerous small companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

CADENCE'S FAILURE TO ATTRACT, TRAIN, MOTIVATE, AND RETAIN KEY EMPLOYEES MAY HARM
  ITS BUSINESS

    Competition for highly skilled employees is very intense. Cadence's business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. The robust economy and opportunities available in other companies has made and could continue to make employee retention and recruiting more difficult for Cadence. Additionally, Cadence expects more than 1,000 of its employees to become employees of Tality in connection with the separation of its design services group. Cadence's failure to attract, train, motivate, and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence's business, operating results, and financial condition.

IF CADENCE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, CADENCE COULD BE PREVENTED
  FROM HIRING NEEDED PERSONNEL, INCUR LIABILITY FOR DAMAGES AND INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES

    Companies in Cadence's industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. Cadence could also incur substantial costs in defending ourselves or its employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of its management away from its operations.

ERRORS OR DEFECTS IN ITS DESIGNS COULD EXPOSE US TO LIABILITY AND HARM OUR
  REPUTATION

    Cadence's clients use its products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications and is based on various industry standards. Because of the complexity of the systems and products with which Cadence works, some of its products and designs can be adequately tested only when put to full use in the marketplace. As a result, its clients or their end users may discover errors or defects in Cadence's software or the systems Cadence designs, or the products or systems incorporating its design and intellectual property may not operate as expected. Errors or defects could result in:

    - Loss of current clients and loss of or delay in revenue and loss of market share;

    - Failure to attract new clients or achieve market acceptance;

    - Diversion of development resources to resolving the problem;

    - Increased service costs; and

    - Liability for damages.

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

    In October 1998, Cadence entered into a senior unsecured credit facility, referred to as the 1998 Facility, with a syndicate of banks that allows Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility is divided between a $177.5 million two year revolving credit facility, referred to as the Two Year Facility, and a $177.5 million 364-day revolving credit facility convertible into a one year term loan, referred to as the 364-Day Facility. The Two Year Facility expires on September 29, 2001. The 364-Day Facility will either expire on September 27, 2000, be converted to a one year term loan with a maturity date of September 27, 2001, or, at the request of Cadence and with the agreement of the bank group, be renewed for one additional year. Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and (ii) prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unutilized portion of the Two Year Facility at rates between 0.23% and 0.30% based on a pricing grid tied to a financial covenant and on the unutilized portion of the 364-Day Facility at a fixed rate of 0.18%. The 1998 Facility contains certain financial and other covenants.

    The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered non-current assets. As of July 1, 2000, substantially all of Cadence's investments have maturities less than 12 months. The carrying value approximated fair value at July 1, 2000.

                                                                FAIR        AVERAGE
                                                               VALUE     INTEREST RATE
                                                              --------   -------------
(In millions, except for average interest rates)
Investment Securities:
  Short-term investments--fixed rate........................   $ 6.3         5.75%
  Long-term investments--fixed rate.........................     1.0         6.90%
                                                               -----
    Total short-term and long-term securities...............     7.3         5.91%
  Cash equivalents--fixed rate..............................    15.7         6.25%
  Cash equivalents--variable rate...........................    35.1         5.04%
                                                               -----
    Total interest bearing instruments......................   $58.1         5.48%
                                                               =====

    INTEREST RATE SWAP RISK

    Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At July 1, 2000, the notional amount payable was $13 million which will be amortized in quarterly installments of approximately $2.2 million through October 2001. The estimated fair value at July 1, 2000 was immaterial.

    FOREIGN CURRENCY RISK

    Cadence's operations include transactions in foreign currencies and, as a result, Cadence benefits from a weaker dollar and is harmed by a stronger dollar relative to major currencies worldwide. Accordingly, the primary effect of foreign currency transactions on Cadence's results of operations is a reduction in revenue from a strengthening U.S. dollar, offset by a smaller reduction in expenses.

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

    The table below provides information as of July 1, 2000 about Cadence's forward contracts and put options. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to August 17, 2000. The put options mature prior to September 30, 2000.

                                                                         AVERAGE
                                                              NOTIONAL   CONTRACT
                                                               AMOUNT      RATE
                                                              --------   --------
Forward Contracts:
  (In millions, except for average contract rates)
  Japanese yen..............................................   $ 49.9     106.28
  Euro......................................................     31.8       0.94
  British pound sterling....................................     19.9       1.51
  Canadian dollars..........................................      2.9       1.47
  Swedish krona.............................................      2.7       8.63
  Hong Kong dollars.........................................      0.6       7.79
  Singapore dollars.........................................      0.2       1.72
                                                               ------
                                                               $108.0
                                                               ======
Put Option:
  Japanese yen..............................................   $  9.3     107.00
                                                               ======

    While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence's results of operations and financial position during the three months ended July 1, 2000. Due to the short-term nature of the forward contracts and the put option, the fair value at July 1, 2000 was negligible. The realized gain
(loss) on the forward contracts and the put option as they matured was not material to the consolidated operations of Cadence.

    EQUITY PRICE RISK

    As part of its authorized repurchase program, Cadence has sold put warrants and purchased call options through private placements. The put warrants, if exercised, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price.

    Cadence repurchases shares of its common stock under stock repurchase programs for issuance under its Employee Stock Purchase Plan, or ESPP, its 1997 Stock Option Plan, referred to as the 1997 Plan, and its 2000 Stock Option Plan. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence's stock repurchase program includes the following characteristics:

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

    The table below provides information at July 1, 2000 about Cadence's outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through February 2001 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                                2000       2001     ESTIMATED
                                                              MATURITY   MATURITY   FAIR VALUE
                                                              --------   --------   ----------
(Shares and contract amounts in millions)
Put Warrants:
  Shares....................................................      6.1        0.2
  Weighted average strike price.............................   $20.72     $19.77
  Contract amount...........................................   $127.3     $  3.7      $16.7
Call Options:
  Shares....................................................      4.5        0.1
  Weighted average strike price.............................   $20.94     $20.02
  Contract amount...........................................   $ 94.2     $  2.8      $12.1

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

    In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California. In this lawsuit, entitled Aptix Corporation and Meta Systems, Inc. v. Quickturn Design Systems, Civil Action No. C 98-00762

WHA, Aptix and Meta Systems alleged that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. Quickturn filed a counterclaim requesting the District Court to declare the Aptix patent invalid in view of the prior art and unenforceable based on inequitable conduct during the prosecution of the patent. In June 2000 the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The plaintiffs have filed a notice of appeal from the District's Court's judgment.

    On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn's Mercury-TM-hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832 allegedly assigned to Mentor. At Quickturn's request, Cadence was added as a party defendant. Mentor has since asserted that Quickturn's Mercury Plus(Plus-TM-) emulation systems also infringe U.S. Patent Nos. 5,777,489 and 5,790,832. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend itself against these claims. On
December 14, 1999, this action was transferred to the U.S. District Court for the Northern District of California, and renumbered Civil Action No. C 99-5464 SI.

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

    On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleges patent infringement of a U.S. Patent allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn. Cadence intends to vigorously defend itself against these claims, and has filed a counterclaim for declaratory judgment of invalidity of several patents allegedly assigned to Mentor. Following a motion by Cadence, the former Quickturn employee was dismissed as a party to the action. Discovery in the action has subsequently been consolidated with discovery in Civil Action No. C 99-5464, the Mentor v. Quickturn suit transferred from Delaware.

    On January 7, 1999, in the suit, Mentor Graphics Corporation, et. al. v. Lobo, et. al., Delaware Chancery Court, New Castle County, Civ. Action
No. 16843-NC, an amended complaint was filed and served by Mentor asserting claims against Cadence, Quickturn Design Systems, Inc. and its Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn's shareholders in connection with the merger between Quickturn and Cadence. Mentor alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders. Mentor further advised the court that it would seek an award of attorneys' fees related to its prosecution of the action. At the request of the court, on July 28, 2000, Mentor filed its brief in support of its standing to seek such an award. Cadence intends to vigorously oppose Mentor's request.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results, or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on May 24, 2000, the stockholders of Cadence approved the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the ensuing year and until their successors are elected or until such director's earlier resignation or removal.

NOMINEE                                                        IN FAVOR     WITHHELD
-------                                                       -----------   ---------
Carol A. Bartz..............................................  215,429,157     994,735
H. Raymond Bingham..........................................  210,083,179   6,340,713
Dr. Leonard Y. W. Liu.......................................  215,452,707     971,185
Donald L. Lucas.............................................  215,261,253   1,162,639
Dr. Alberto Sangiovanni-Vincentelli.........................  215,442,956     980,936
George M. Scalise...........................................  215,436,453     987,439
Dr. John B. Shoven..........................................  215,441,858     982,034
Roger S. Siboni.............................................  215,436,538     987,354

2. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 30, 2000 was approved by a vote of 216,074,304 for, 204,609 opposed, and 144,979 withheld.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------   ------------------------------------------------------------
  2.01    Master Separation Agreement, dated as of July 14, 2000 by
          and among the registrant, Cadence Holders, Inc. and Tality
          Corporation.
 10.01    Form of Indemnity Agreement between Cadence Design Systems,
          Inc. and its directors and executive officers.
 27.01    Financial data schedule for the period ended July 1, 2000.

    (b) Reports on Form 8-K:

        Cadence filed a Current Report on Form 8-K dated July 17, 2000 announcing the planned separation and initial public offering of its design services group.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CADENCE DESIGN SYSTEMS, INC.
                        (REGISTRANT)

DATE:  August 15, 2000  By:  /s/ H. RAYMOND BINGHAM
       -------------         ---------------------------------------
                             H. Raymond Bingham
                             PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                             DIRECTOR

DATE:  August 15, 2000  By:  /s/ WILLIAM PORTER
       -------------         ---------------------------------------
                             William Porter
                             SENIOR VICE PRESIDENT AND
                             CHIEF FINANCIAL OFFICER