Form 10-Q
period 2000-09-30
CADENCE DESIGN SYSTEMS INC
filed 2000-11-14
CIK 813672

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 3, 2000, there were 245,787,927 shares of the registrant's common stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.
                                     INDEX

                                                                            PAGE
                                                                          --------
   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets:
              September 30, 2000 and January 1, 2000....................      3

            Condensed Consolidated Statements of Operations:
              Three and Nine Months Ended September 30, 2000 and
              October 2, 1999...........................................      4

            Condensed Consolidated Statements of Cash Flows:
              Nine Months Ended September 30, 2000 and October 2,
              1999......................................................      5

            Notes to Condensed Consolidated Financial Statements........      6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     13

   Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................     31

  PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................     35

   Item 2.  Changes in Securities and Use of Proceeds...................     37

   Item 3.  Defaults Upon Senior Securities.............................     37

   Item 4.  Submission of Matters to a Vote of Security Holders.........     37

   Item 5.  Other Information...........................................     37

   Item 6.  Exhibits and Reports on Form 8-K............................     37

Signatures..............................................................     39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   JANUARY 1,
                                                                  2000           2000
                                                              -------------   ----------
                                                               (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  122,190     $  111,401
  Short-term investments....................................        5,788          7,357
  Receivables, net..........................................      256,302        248,034
  Inventories, net..........................................       17,285         19,872
  Prepaid expenses and other................................       87,012         93,248
                                                               ----------     ----------
    Total current assets....................................      488,577        479,912

Property, plant, and equipment, net.........................      348,288        330,409
Software development costs, net.............................       10,736         10,692
Acquired intangibles, net...................................      349,158        402,154
Installment contract receivables............................       40,423         84,160
Other assets................................................      178,807        152,332
                                                               ----------     ----------
                                                               $1,415,989     $1,459,659
                                                               ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.......   $    2,651     $    3,924
  Accounts payable and accrued liabilities..................      250,056        265,518
  Deferred revenue..........................................      194,596        152,116
                                                               ----------     ----------
    Total current liabilities...............................      447,303        421,558
                                                               ----------     ----------
Long-term Liabilities:
  Long-term notes payable and capital leases................        3,817         25,024
  Other long-term liabilities...............................       47,453         26,928
                                                               ----------     ----------
    Total long-term liabilities.............................       51,270         51,952
                                                               ----------     ----------
Stockholders' Equity:
  Common stock and capital in excess of par value...........      789,366        857,960
  Treasury stock, at cost...................................     (221,593)      (240,748)
  Retained earnings.........................................      351,734        344,247
  Accumulated other comprehensive income (loss).............       (2,091)        24,690
                                                               ----------     ----------
    Total stockholders' equity..............................      917,416        986,149
                                                               ----------     ----------
                                                               $1,415,989     $1,459,659
                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 --------------------------   --------------------------
                                                 SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                     2000           1999          2000           1999
                                                 -------------   ----------   -------------   ----------
Revenue:
  Product......................................    $165,341       $ 80,658      $411,256       $385,905
  Services.....................................      87,320         73,125       243,312        220,542
  Maintenance..................................      79,800         72,114       234,068        218,834
                                                   --------       --------      --------       --------
    Total revenue..............................     332,461        225,897       888,636        825,281
                                                   --------       --------      --------       --------
Costs and Expenses:
  Cost of product..............................      22,931         20,405        63,910         59,005
  Cost of services.............................      55,991         47,559       157,174        143,661
  Cost of maintenance..........................      17,183         13,613        46,701         39,443
  Amortization of acquired intangibles.........      20,648         16,833        60,182         42,403
  Marketing and sales..........................      97,845         88,203       279,043        251,202
  Research and development.....................      66,614         58,447       194,959        159,674
  General and administrative...................      24,121         22,449        70,404         64,612
  Unusual items................................      10,101         12,171        10,101         46,011
                                                   --------       --------      --------       --------
    Total costs and expenses...................     315,434        279,680       882,474        806,011
                                                   --------       --------      --------       --------
      Income (loss) from operations............      17,027        (53,783)        6,162         19,270

Other income, net..............................       1,573            520         4,026            796
                                                   --------       --------      --------       --------
      Income (loss) before provision (benefit)
        for income taxes.......................      18,600        (53,263)       10,188         20,066

Provision (benefit) for income taxes...........       4,929        (11,817)        2,700         11,657
                                                   --------       --------      --------       --------
      Net income (loss)........................    $ 13,671       $(41,446)     $  7,488       $  8,409
                                                   ========       ========      ========       ========
Basic net income (loss) per share..............    $   0.06       $  (0.17)     $   0.03       $   0.03
                                                   ========       ========      ========       ========
Diluted net income (loss) per share............    $   0.05       $  (0.17)     $   0.03       $   0.03
                                                   ========       ========      ========       ========
Weighted average common shares outstanding.....     244,597        242,877       244,543        241,643
                                                   ========       ========      ========       ========
Weighted average common and potential common
  shares outstanding-assuming dilution.........     262,823        242,877       261,803        256,046
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

                          CADENCE DESIGN SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              SEPTEMBER 30,    OCTOBER 2,
                                                                   2000           1999
                                                              --------------   -----------
Cash and Cash Equivalents at Beginning of Period                 $111,401        $209,074
                                                                 --------        --------
Cash Flows from Operating Activities:
  Net income................................................        7,488           8,409
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      150,414         117,924
    Asset impairment and write-off of equipment and
      non-current assets....................................           --          12,744
    Deferred income taxes...................................       (1,264)         13,529
    Net investment gains on sale, equity loss, and
      write-downs...........................................       (7,645)            458
    Write-off of acquired in-process technology.............           --          20,700
    Minority interest expense (income)......................       12,209            (126)
    Provisions for losses on trade accounts receivable......        1,443           9,114
    Changes in operating assets and liabilities, net of
      effect of acquired businesses:
      Receivables...........................................     (134,588)        (99,041)
      Inventories...........................................       (2,875)         (2,846)
      Prepaid expenses and other............................      (35,965)        (15,667)
      Installment contract receivables......................       79,190          39,328
      Accounts payable and accrued liabilities..............       21,102         (12,574)
      Income taxes payable..................................        4,968         (11,590)
      Deferred revenue......................................       42,480          25,338
      Other long-term liabilities...........................        8,316          (2,568)
                                                                 --------        --------
        Net cash provided by operating activities...........      145,273         103,132
                                                                 --------        --------
Cash Flows from Investing Activities:
  Maturities of short-term investments-held-to-maturity.....          999          23,591
  Purchases of short-term investments-held-to-maturity......           --             (43)
  Maturities of short-term investments-available-for-sale...        2,621          24,510
  Purchases of short-term investments-available-for-sale....           --             (15)
  Purchases of property, plant, and equipment...............      (78,575)       (101,347)
  Capitalization of software development costs..............      (21,428)        (19,609)
  Increase in acquired intangibles and other assets.........      (45,586)         (1,878)
  Net investment in venture capital partnership and equity
    investments.............................................        4,543          (5,925)
  Cash effect of business acquisitions......................       (4,503)        (96,784)
  Sale of put warrants......................................       30,163           3,609
  Purchase of call options..................................      (30,163)         (3,609)
                                                                 --------        --------
        Net cash used for investing activities..............     (141,929)       (177,500)
                                                                 --------        --------
Cash Flows from Financing Activities:
  Proceeds from long-term notes payable.....................       38,000          98,544
  Principal payments on long-term notes payable and capital
    leases..................................................      (60,821)       (195,204)
  Proceeds from issuance of common stock....................       69,298          55,298
  Purchases of treasury stock...............................     (158,396)        (82,223)
  Proceeds from transfer of financial assets in exchange for
    cash....................................................      124,303         102,390
                                                                 --------        --------
        Net cash provided by (used for) financing
          activities........................................       12,384         (21,195)
                                                                 --------        --------
Effect of exchange rate changes on cash.....................       (4,939)           (153)
                                                                 --------        --------
Net increase (decrease) in cash and cash equivalents........       10,789         (95,716)
                                                                 --------        --------
Cash and Cash Equivalents at End of Period..................     $122,190        $113,358
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

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts in the condensed consolidated financial statements as of January 1, 2000 and for the three and nine months ended October 2, 1999 have been reclassified to conform with the September 30, 2000 presentation.

INVENTORIES

    Cadence's inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

    A summary of inventories follows:

                                                              SEPTEMBER 30,   JANUARY 1,
                                                                  2000           2000
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Raw materials...............................................     $15,460        $19,033
Work in process.............................................       1,825            839
                                                                 -------        -------
    Total inventories, net..................................     $17,285        $19,872
                                                                 =======        =======

RESTRUCTURING

    Liabilities for excess facilities and other restructuring charges are included in accrued and other long-term liabilities, while severance and benefits liabilities are included in payroll and payroll-related

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

accruals. The following table summarizes Cadence's restructuring activity during the nine months ended September 30, 2000:

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                              ------------------------------------------------------------
                                              SEVERANCE
                                                 AND        EXCESS         OTHER
                                              BENEFITS    FACILITIES   RESTRUCTURING    ASSETS     TOTAL
                                              ---------   ----------   -------------   --------   --------
                                                                     (IN THOUSANDS)
Balance, January 1, 2000....................   $8,013       $6,464         $ 426        $5,861    $20,764
  Non-cash charges..........................     (127)        (644)          (62)       (4,238)    (5,071)
  Cash charges..............................   (4,892)        (345)         (364)         (763)    (6,364)
                                               ------       ------         -----        ------    -------
Balance, September 30, 2000.................   $2,994       $5,475         $  --        $  860    $ 9,329
                                               ======       ======         =====        ======    =======

CREDIT FACILITIES

    On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility, referred to as the 1998 Facility, of which $177.5 million terminated on September 27, 2000 and $177.5 million was terminated immediately prior to closing of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the revolving credit facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the revolving facility may be extended for one additional 364-day period with respect to the portion of the 364-day Facility that a consenting bank holds. For both the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and
(ii) prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-day facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants.

    During the nine months ended September 30, 2000, Cadence repaid all of the $20 million outstanding under the 1998 Facility at January 1, 2000. At September 30, 2000, there were no borrowings outstanding under the 2000 Facilities.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in shareholders' equity. A summary of comprehensive income (loss) follows:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                      2000           1999          2000           1999
                                                  -------------   ----------   -------------   ----------
                                                                      (IN THOUSANDS)
Net income (loss)...............................     $13,671       $(41,446)     $  7,488        $8,409
Translation gain (loss).........................      (2,924)           186        (4,591)         (286)
Unrealized gain (loss) on investments...........       5,413            (34)      (22,190)         (190)
                                                     -------       --------      --------        ------
    Comprehensive income (loss).................     $16,160       $(41,294)     $(19,293)       $7,933
                                                     =======       ========      ========        ======

NET INCOME (LOSS) PER SHARE

    The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                      2000           1999          2000           1999
                                                  -------------   ----------   -------------   ----------
                                                                      (IN THOUSANDS)
Weighted average common shares used to calculate
  basic net income (loss) per share.............     244,597        242,877       244,543        241,643
  Options.......................................      17,662             --        16,143         12,488
  Warrants and other contingent shares..........         537             --           583            301
  Puts..........................................          27             --           534          1,614
                                                     -------        -------       -------        -------
Weighted average common and potential common
  shares used to calculate diluted net income
  (loss) per share..............................     262,823        242,877       261,803        256,046
                                                     =======        =======       =======        =======

    Had Cadence recorded net income for the three months ended October 2, 1999, dilutive weighted outstanding options would have been 8.7 million and dilutive weighted outstanding warrants, puts, and other contingent shares would have been
2.5 million.

CONTINGENCIES

    Refer to Part II, Item 1 for a description of legal proceedings.

PUT WARRANTS AND CALL OPTIONS

    Cadence has authorized three seasoned systematic stock repurchase programs under which it repurchases common stock to satisfy its estimated requirements for shares to be issued under its Employee Stock Purchase Plan, or ESPP, the 1997 Nonstatutory Stock Option Plan, referred to as the 1997 Plan, and the 2000 Nonstatutory Stock Option Plan, referred to as the 2000 Plan. These repurchases are intended to

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

cover Cadence's expected reissuances under the ESPP for the next 12 months and both the 1997 Plan and 2000 Plan for the next 24 months.

    As part of its authorized repurchase programs, Cadence has sold put warrants through private placements. At September 30, 2000, there were 5 million put warrants outstanding, each of which entitles the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $19.56 to $22.31 per share. Additionally, Cadence purchased call options that entitle Cadence to buy shares of its common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At September 30, 2000, Cadence had 3.6 million call options outstanding at exercise prices ranging from $19.81 to $22.56 per share. The put warrants and call options outstanding at September 30, 2000 are exercisable on various dates through May 2001 and Cadence has the contractual ability to settle the options prior to their maturity. At September 30, 2000, the fair value of the call options was approximately $20.5 million and the fair value of the put warrants was approximately $4.4 million. The fair values of the call options and put warrants were estimated by Cadence's investment bankers.

    If exercised, Cadence has the right to settle the put warrants with that number of shares of Cadence common stock having a value equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may negatively affect the price of Cadence's common stock. At September 30, 2000, because Cadence had the ability to settle these put warrants with common stock, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

TALITY CORPORATION

    On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new, publicly-traded company named Tality Corporation, or Tality. Tality's separation from Cadence was effective
October 4, 2000. Tality's electronic design services business now operates as an indirect subsidiary of Cadence. Tality has filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. On October 9, 2000, Cadence announced that it had postponed Tality's IPO due to unfavorable market conditions. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO. Immediately following the proposed IPO, Cadence expects that it will own approximately 80% of Tality's equity and will continue to consolidate Tality's financial results so long as Cadence retains voting control over Tality.

    The full impact of the separation on Cadence's business, operating results, and financial condition cannot be predicted at this time.

SEGMENT REPORTING

    With the separation of Tality, Cadence's business activities are now organized on the basis of four operating segments. The Product segment designs and licenses to customers a variety of electronic design automation products. The Tality segment provides engineering services and intellectual property for the design of complex electronic systems and integrated circuits. The Services segment offers methodology services to assist companies in developing electronic designs. The Maintenance segment is primarily a

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

technical support organization, and maintenance agreements are offered to customers either as part of our product license agreements or separately. Cadence does not allocate these segments, except for Tality, below the gross margin level. Cadence's organizational structure reflects this segmentation and segments have not been aggregated for purposes of this disclosure.

    The following tables present information about reported segments for the three months ended September 30, 2000 and October 2, 1999:

                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                       -----------------------------------------------------------------------
                                                                                                  CONSOLIDATED
                                       PRODUCT     TALITY    SERVICES   MAINTENANCE     OTHER        TOTAL
                                       --------   --------   --------   -----------   ---------   ------------
                                                                   (IN THOUSANDS)
Revenue..............................  $165,341   $ 52,033   $35,287      $79,800     $      --     $332,461
Cost of revenue......................    22,931     39,650    16,341       17,183            --       96,105
Amortization of acquired
  intangibles........................    16,398      4,074       176           --            --       20,648
                                       --------   --------   -------      -------     ---------     --------
  Gross margin.......................   126,012      8,309    18,770       62,617            --      215,708
Marketing and sales..................        --     (9,274)       --           --       (88,571)     (97,845)
Research and development.............        --     (2,871)       --           --       (63,743)     (66,614)
General and administrative...........        --     (8,553)       --           --       (15,568)     (24,121)
Unusual items........................        --     (5,349)       --           --        (4,752)     (10,101)
Other income, net....................        --        411        --           --         1,162        1,573
                                       --------   --------   -------      -------     ---------     --------
Income (loss) before provision
  (benefit) for income taxes.........  $126,012   $(17,327)  $18,770      $62,617     $(171,472)    $ 18,600
                                       ========   ========   =======      =======     =========     ========

                                                     FOR THE THREE MONTHS ENDED OCTOBER 2, 1999
                                       -----------------------------------------------------------------------
                                                                                                  CONSOLIDATED
                                       PRODUCT     TALITY    SERVICES   MAINTENANCE     OTHER        TOTAL
                                       --------   --------   --------   -----------   ---------   ------------
                                                                   (IN THOUSANDS)
Revenue..............................  $ 80,658   $ 33,794   $39,331      $72,114     $      --     $225,897
Cost of revenue......................    20,405     28,546    19,013       13,613            --       81,577
Amortization of acquired
  intangibles........................    14,960      1,521       352           --            --       16,833
                                       --------   --------   -------      -------     ---------     --------
  Gross margin.......................    45,293      3,727    19,966       58,501            --      127,487
Marketing and sales..................        --     (7,836)       --           --       (80,367)     (88,203)
Research and development.............        --     (2,129)       --           --       (56,318)     (58,447)
General and administrative...........        --     (7,194)       --           --       (15,255)     (22,449)
Unusual items........................        --         --        --           --       (12,171)     (12,171)
Other income, net....................        --       (305)       --           --           825          520
                                       --------   --------   -------      -------     ---------     --------
Income (loss) before provision
  (benefit) for income taxes.........  $ 45,293   $(13,737)  $19,966      $58,501     $(163,286)    $(53,263)
                                       ========   ========   =======      =======     =========     ========

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

    The following tables present information about reported segments for the nine months ended September 30, 2000 and October 2, 1999:

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      -----------------------------------------------------------------------
                                                                                                 CONSOLIDATED
                                      PRODUCT     TALITY    SERVICES   MAINTENANCE     OTHER        TOTAL
                                      --------   --------   --------   -----------   ---------   ------------
                                                                  (IN THOUSANDS)
Revenue.............................  $411,256   $142,317   $100,995    $234,068     $      --     $888,636
Cost of revenue.....................    63,910    109,828     47,346      46,701            --      267,785
Amortization of acquired
  intangibles.......................    47,499     12,167        516          --            --       60,182
                                      --------   --------   --------    --------     ---------     --------
  Gross margin......................   299,847     20,322     53,133     187,367            --      560,669
Marketing and sales.................        --    (25,943)        --          --      (253,100)    (279,043)
Research and development............        --     (8,668)        --          --      (186,291)    (194,959)
General and administrative..........        --    (24,232)        --          --       (46,172)     (70,404)
Unusual items.......................        --     (6,090)        --          --        (4,011)     (10,101)
Other income, net...................        --      1,540         --          --         2,486        4,026
                                      --------   --------   --------    --------     ---------     --------
Income (loss) before provision
  (benefit) for income taxes........  $299,847   $(43,071)  $ 53,133    $187,367     $(487,088)    $ 10,188
                                      ========   ========   ========    ========     =========     ========

                                                     FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
                                      -----------------------------------------------------------------------
                                                                                                 CONSOLIDATED
                                      PRODUCT     TALITY    SERVICES   MAINTENANCE     OTHER        TOTAL
                                      --------   --------   --------   -----------   ---------   ------------
                                                                  (IN THOUSANDS)
Revenue.............................  $385,905   $ 91,314   $129,228    $218,834     $      --     $825,281
Cost of revenue.....................    59,005     83,572     60,089      39,443            --      242,109
Amortization of acquired
  intangibles.......................    36,792      4,903        708          --            --       42,403
                                      --------   --------   --------    --------     ---------     --------
  Gross margin......................   290,108      2,839     68,431     179,391            --      540,769
Marketing and sales.................        --    (24,175)        --          --      (227,027)    (251,202)
Research and development............        --     (7,358)        --          --      (152,316)    (159,674)
General and administrative..........        --    (20,601)        --          --       (44,011)     (64,612)
Unusual items.......................        --         --         --          --       (46,011)     (46,011)
Other income, net...................        --        (59)        --          --           855          796
                                      --------   --------   --------    --------     ---------     --------
Income (loss) before provision
  (benefit) for income taxes........  $290,108   $(49,354)  $ 68,431    $179,391     $(468,510)    $ 20,066
                                      ========   ========   ========    ========     =========     ========

NEW ACCOUNTING STANDARDS

    In September 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13," which was taken up to address implementation of the EITF's March 2000 final consensus of EITF Issue No. 00-7, "Application of EITF Issue No. 96-13 to Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement If Certain Events Occur." The final consensus in Issue 00-7 generally stated that equity derivative contracts that contain provisions that implicitly or explicitly require net cash settlement outside of the control of the company must be treated as assets and liabilities and carried at fair value with changes in fair value recognized in

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

earnings rather than equity instruments carried at original cost and reported as part of permanent equity. This interpretation becomes effective June 30, 2001 and is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

    In March 2000, the Financial Accounting Standards Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of Accounting Principles Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on Cadence's financial position, results of operations, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Cadence must adopt SAB 101 in the fourth quarter of its fiscal 2000. The adoption of this statement is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

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

TALITY CORPORATION

    On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new, publicly-traded company named Tality Corporation, or Tality. Tality's separation from Cadence was effective on October 4, 2000. Tality's electronic design services business now operates as an indirect subsidiary of Cadence. Tality has filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. On October 9, 2000, Cadence announced that it had postponed Tality's IPO due to unfavorable market conditions. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO. Immediately following the proposed IPO, Cadence expects that it will own approximately 80% of Tality's equity and will continue to consolidate Tality's financial results so long as Cadence retains voting control over Tality.

    As a result of the separation and pending IPO, Cadence has incurred and will continue to incur certain incremental costs, primarily for deferred stock compensation, legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment of certain key Tality management. Direct costs of the Tality IPO, such as the underwriters' commissions and legal and accounting fees will be deducted from the proceeds of the offering.

    The full impact of the separation on Cadence's business, operating results, and financial condition cannot be predicted at this time.

RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                      --------------------------              --------------------------
                                      SEPTEMBER 30,   OCTOBER 2,              SEPTEMBER 30,   OCTOBER 2,
                                          2000           1999      % CHANGE       2000           1999      % CHANGE
                                      -------------   ----------   --------   -------------   ----------   --------
                                                            (IN MILLIONS, EXCEPT PERCENTAGES)
REVENUE
Product.............................     $165.3         $ 80.7       105 %       $411.2         $385.9         7 %
Tality..............................       52.0           33.8        54 %        142.3           91.3        56 %
Services............................       35.4           39.3       (10)%        101.0          129.3       (22)%
Maintenance.........................       79.8           72.1        11 %        234.1          218.8         7 %
                                         ------         ------                   ------         ------
  Total revenue.....................     $332.5         $225.9        47 %       $888.6         $825.3         8 %
                                         ======         ======                   ======         ======
SOURCES OF REVENUE AS A PERCENT OF
  TOTAL REVENUE
Product.............................         50%            36%                      46%            47%
Tality..............................         16%            15%                      16%            11%
Services............................         11%            17%                      11%            16%
Maintenance.........................         24%            32%                      26%            27%

    Product revenue increased $84.7 million and $25.4 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase in the three months ended September 30, 2000 was primarily due to an overall increase in sales volume of Cadence's software products. The increase in sales volume of products was primarily attributable to increased sales of integrated circuit implementation products, which include place and route, physical design and verification products, intellectual property creation products, which include mixed signal and simulation products, and printed circuit board related products. The increase in the nine months ended September 30, 2000 was primarily due to an increase in intellectual property creation products and printed circuit board related products, partially offset by a decrease in integrated circuit implementation products.

    Tality revenue increased $18.2 million and $51 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to an increase in demand for Tality's services and billable hours incurred for design services. The increase in Tality revenue was primarily due to an increase in services performed in the wireless communications area and to moderate increases in wired communications, information appliances, and industrial electronics.

    Services revenue decreased $3.9 million and $28.3 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to a decrease in services engagements due to lower staffing levels.

    Maintenance revenue increased $7.7 million and $15.2 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to the growth of the installed customer base and the renewal of maintenance and support contracts.

                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        --------------------------              --------------------------
                                        SEPTEMBER 30,   OCTOBER 2,              SEPTEMBER 30,   OCTOBER 2,
                                            2000           1999      % CHANGE       2000           1999      % CHANGE
                                        -------------   ----------   --------   -------------   ----------   --------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
REVENUE BY GEOGRAPHY
Domestic..............................     $191.6         $120.4        59%        $504.3         $397.9        27 %
International.........................      140.9          105.5        34%         384.3          427.4       (10)%
                                           ------         ------                   ------         ------
  Total revenue.......................     $332.5         $225.9        47%        $888.6         $825.3         8 %
                                           ======         ======                   ======         ======
REVENUE BY GEOGRAPHY AS A PERCENT OF
  TOTAL REVENUE
Domestic..............................         58%            53%                      57%            48%
International                                  42%            47%                      43%            52%

    International revenue increased $35.3 million and decreased $43.1 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase in the three months ended
September 30, 2000 was primarily due to increases in product and maintenance revenue in all regions, partially offset by a decrease in services revenue in Europe, Japan, and Asia. The decrease in the nine months ended September 30, 2000 was primarily due to a decrease in product and services revenue in Japan and a decrease in services revenue in Europe, partially offset by increases in product and maintenance revenue in Europe.

    Foreign currency exchange rates negligibly affected revenue for the three months ended September 30, 2000, and positively affected revenue by $4.7 million during the nine months ended September 30, 2000 when compared to the same periods in 1999. The increase during the nine months ended
September 30, 2000 was primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar, offset partially by the weakening of the German mark and British pound sterling in relation to the U.S. dollar. Foreign currency exchange rates positively affected revenue by $4.9 million and $12.9 million during the three and nine months ended October 2, 1999, respectively, when compared to the same periods in 1998, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar.

                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        --------------------------              --------------------------
                                        SEPTEMBER 30,   OCTOBER 2,              SEPTEMBER 30,   OCTOBER 2,
                                            2000           1999      % CHANGE       2000           1999      % CHANGE
                                        -------------   ----------   --------   -------------   ----------   --------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
COST OF REVENUE
Product...............................      $22.9          $20.4        12 %       $ 63.9          $59.0         8 %
Tality................................      $39.7          $28.5        39 %       $109.8          $83.6        31 %
Services..............................      $16.3          $19.1       (15)%       $ 47.4          $60.1       (21)%
Maintenance...........................      $17.2          $13.6        26 %       $ 46.7          $39.4        19 %

COST OF REVENUE AS A PERCENT OF
  RELATED REVENUE
Product...............................         14%            25%                      16%            15%
Tality................................         76%            84%                      77%            92%
Services..............................         46%            49%                      47%            46%
Maintenance...........................         22%            19%                      20%            18%

    Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

    Cost of product revenue increased $2.5 million and $4.9 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to higher manufacturing costs associated with emulation system products.

    Because the majority of Cadence's cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the three and nine months ended September 30, 2000, when compared to the same period in 1999, primarily due to an increase in sales volume of software products.

    Cost of Tality revenue includes costs associated with providing electronics design services to customers, including salaries and benefits, cost of software, depreciation, facilities, and project management. Cost of Tality revenue increased $11.1 million and $26.3 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to Tality's addition of design engineers and the acquisition of Diablo Research Company LLC, or Diablo, which was completed in the fourth quarter of 1999.

    Tality gross margin increased in the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, primarily due to improved engineering staff utilization and increased use of reusable intellectual property.

    Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue decreased $2.7 million and $12.7 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to a decrease in services engagements.

    Services gross margin remained flat in the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999. Services gross margin has been, and may continue to be, harmed by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be harmed by Cadence's inability to achieve operating efficiencies while implementing a growing number of services offerings.

    Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue increased $3.6 million and $7.3 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, due to increases in employee-related costs and costs to invest in customer service.

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  --------------------------   --------------------------
                                                  SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,   OCTOBER 2,
                                                      2000           1999          2000           1999
                                                  -------------   ----------   -------------   ----------
                                                                       (IN MILLIONS)
AMORTIZATION OF ACQUIRED INTANGIBLES
Amortization of acquired intangibles............      $20.6          $16.8         $60.2          $42.4

AMORTIZATION OF ACQUIRED INTANGIBLES AS A
  PERCENT OF TOTAL REVENUE
Amortization of acquired intangibles............          6%             7%            7%             5%

    Amortization of acquired intangibles increased $3.8 million and $17.8 million in the three and nine months ended September 30, 2000, respectively, when compared with the same periods in 1999, primarily due to the 1999 acquisition of OrCAD and Tality's acquisition of Diablo.

                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        --------------------------              --------------------------
                                        SEPTEMBER 30,   OCTOBER 2,              SEPTEMBER 30,   OCTOBER 2,
                                            2000           1999      % CHANGE       2000           1999      % CHANGE
                                        -------------   ----------   --------   -------------   ----------   --------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
OPERATING EXPENSES
Marketing and sales...................      $97.9          $88.2        11%        $279.0         $251.2        11%
Research and development..............      $66.6          $58.4        14%        $195.0         $159.7        22%
General and administrative............      $24.1          $22.4         8%        $ 70.4         $ 64.6         9%

EXPENSES AS A PERCENT OF TOTAL REVENUE
Marketing and sales...................         29%            39%                      31%            30%
Research and development..............         20%            26%                      22%            19%
General and administrative............          7%            10%                       8%             8%

    Marketing and sales expenses increased $9.6 million and $27.8 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to an increase in employee-related costs and costs associated with the 1999 acquisition of OrCAD for which there were no similar costs in the first seven months of 1999.

    Cadence's expenses in research and development, prior to the reduction for capitalization of software development costs, were $73.3 million, representing 22% of total revenue, in the three months ended September 30, 2000 and $64.5 million, representing 29% of total revenue, for the three months ended October 2, 1999. For the three and nine months ended September 30, 2000, Cadence capitalized software development costs of $6.7 million and $21.4 million, respectively, representing 9% and 10% of total research and development expenditures, respectively. For the three and nine months ended October 2, 1999, Cadence capitalized software development costs of $6.1 million and $19.6 million, respectively, representing 9% and 11% of total research and development expenditures, respectively. The increase in capitalized software development costs for the three and nine month periods ended September 30, 2000, resulted primarily from increases in hours incurred on new product development and new product releases. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

    The increase in net research and development expenses of $8.2 million and $35.3 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, was primarily attributable to employee-related costs, consulting costs, and costs associated with the 1999 acquisition of OrCAD for which there were no similar costs in the first seven months of 1999.

    General and administrative expenses increased $1.7 million and $5.8 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to costs associated with building the infrastructure of the Tality organization.

    Foreign currency exchange rates positively affected operating expenses by $1.3 million and $1.1 million for the three months and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The decrease during these periods ended September 30, 2000 was primarily due to the weakening of the British pound sterling, the French franc, and the German mark in relation to the U.S. dollar, partially offset by the strengthening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected operating expenses by $2 million and $3.4 million during the three and nine months ended October 2, 1999, respectively, when compared to the same periods in 1998, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

    UNUSUAL ITEMS

    The following table presents information regarding unusual items for the three and nine months ended September 30, 2000 and October 2, 1999:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                           --------------------------   -------------------------------
                                           SEPTEMBER 30,   OCTOBER 2,   SEPTEMBER 30,     OCTOBER 2,
                                               2000           1999          2000             1999
                                           -------------   ----------   -------------   ---------------
                                                                  (IN MILLIONS)
Deferred stock compensation..............      $ 5.2          $  --         $ 5.2            $  --
Separation costs.........................        4.9             --           4.9               --
Restructuring charges....................         --            0.4            --             13.3
Merger costs.............................         --             --            --              8.4
Asset impairment.........................         --             --            --              6.6
Litigation settlement....................         --             --            --             (3.0)
Write-off of acquired in-process
  technology.............................         --           11.8            --             20.7
                                               -----          -----         -----            -----
Total unusual items......................      $10.1          $12.2         $10.1            $46.0
                                               =====          =====         =====            =====

    DEFERRED STOCK COMPENSATION

    Deferred stock compensation represents the difference between the exercise price of stock option grants and restricted stock grants to employees and the deemed fair value of Tality's common stock at the time of those grants. We recorded deferred stock compensation of $64.7 million for the three and nine months ended September 30, 2000. We are amortizing deferred stock compensation to expense over the period during which the stock options and restricted stock vest, four years and one year, respectively. Accordingly, the compensation expense is recognized over the period during which the services have been provided. Such amortization amounted to $5.2 million for the three and nine months ended September 30, 2000.

    SEPARATION COSTS

    In the three and nine months ended September 30, 2000, Cadence recorded $4.9 million in separation costs related to the separation and planned IPO of Tality. These costs include legal and accounting services, strategic business planning, information systems separation, and development of compensation and benefits strategies.

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

    Facilities consolidation charges of $2 million were incurred in connection with the closure of 15 Quickturn facilities, including $1 million to close and exit the excess facilities and $1 million of related leasehold improvement abandonment costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income, after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset-related costs written-off consist of leasehold improvements for facilities that were abandoned and whose estimated fair market value is zero. As of July 1, 2000, all of the 15 excess Quickturn sites had been vacated. Noncancelable lease payments for vacated facilities will be paid out through 2003.

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

    ASSET IMPAIRMENT

    In the three months ended July 3, 1999, Cadence incurred charges totaling $3.5 million in connection with the cancellation of an information technology services contract with a third party and the abandonment of capitalized software development costs associated with Cadence products that were no longer to be sold.

    In the three months ended April 3, 1999, Cadence incurred charges totaling $3.1 million in connection with the abandonment of certain third-party software licenses that were no longer to be used by its design services business and capitalized software development costs associated with Cadence products that were no longer to be sold.

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

    Upon consummation of the OrCAD acquisition, Cadence immediately charged to expense $11.8 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. Certain of the acquired in-process technology became commercially viable in each of 1999 and 2000. Expenditures to complete this acquired in-process technology did not materially differ from the original cost to complete estimations.

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

    Upon consummation of the DAI acquisition, Cadence immediately charged to expense $8.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. Certain acquired in-process technology under development at the time of acquisition was initially expected to become commercially viable in 1999, but has since been delayed to 2000 and 2001. Expenditures to complete this acquired in-process technology are expected to total approximately
$1.5 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility.

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

OTHER INCOME AND INCOME TAXES

    Other income increased $1.1 million and $3.2 million in the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999, primarily due to an increase in foreign exchange gains and a decrease in interest income. The decrease in interest income was due to a lower average balance of invested cash and short-term investments.

    Cadence's estimated effective tax rate for the three and nine months ended September 30, 2000 was 26.5%. The effective tax rate for the three and nine months ended October 2, 1999 was 28.5%, excluding the effect of the write-off of acquired in-process technology of $8.9 million, which is not deductible for income tax purposes. The decrease in the 2000 effective tax rate when compared to 1999 is primarily due to foreign earnings being taxed at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, Cadence's principal sources of liquidity consisted of $128 million of cash and short-term investments, compared to $118.8 million at January 1, 2000, and two senior unsecured credit facilities that allow Cadence to borrow up to $350 million. As of September 30, 2000, Cadence had no outstanding borrowings under these credit facilities.

    Cash provided by operating activities increased $42.1 million to $145.3 million for the nine months ended September 30, 2000, when compared to the nine months ended October 2, 1999. The increase was primarily due to increases in installment contract receivables, accounts payable and accrued liabilities, depreciation and amortization, and deferred revenue, partially offset by decreases in receivables, prepaid expenses and other, and net income before unusual items.

    At September 30, 2000, Cadence had net working capital of $41.3 million compared with $58.4 million at January 1, 2000. The working capital decrease was driven primarily by an increase in deferred revenue of $42.5 million, partially offset by a decrease in accounts payable and accrued liabilities of $15.6 million and an increase in cash and cash equivalents of $10.8 million. The increase in deferred revenue was due to increase product sales and maintenance contracts. The decrease in accounts payable and accrued liabilities was primarily due to reductions in accrued employee benefits, accrued consulting service, and accruals for payments to vendors.

    In addition to its short-term investments, Cadence's primary investing activities consisted of purchases of property, plant, and equipment, capitalization of software development costs, acquired intangibles and other assets, venture capital partnership investments and equity investments, and business acquisitions, which combined represented $145.5 million and $225.5 million of cash used for investing activities in the nine months ended September 30, 2000 and October 2, 1999, respectively.

    Since 1994, Cadence has sold put warrants and purchased call options through private placements. See "Notes to Condensed Consolidated Financial Statements." At September 30, 2000, Cadence had a maximum potential obligation related to put warrants to repurchase 5 million shares of its common stock at an aggregate price of approximately $104.8 million. The put warrants will expire on various dates through May 2001, and Cadence has the contractual ability to settle the options prior to their maturity. Cadence has the right to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

    Anticipated cash requirements for the remainder of 2000 include working capital, capital expenditures and payment of operating expenses, including marketing and sales expense, research and development expense, general and administrative expense and potential acquisitions of, or investments in, complementary businesses or technologies, and the purchase of treasury stock through Cadence's stock repurchase programs.

    As part of its overall investment strategy, Cadence has become a limited partner in a venture capital fund and is committed to invest up to $100 million. As of September 30, 2000, Cadence had contributed approximately $47.0 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating losses.

    Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its two revolving credit facilities that allow borrowings of up to $350 million will be sufficient to meet its working capital requirements on a short-and long-term basis.

    Cadence will continue to fund Tality's operations, as it has done historically, through the date that Tality receives the net proceeds from its planned IPO.

NEW ACCOUNTING STANDARDS

    In September 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13," which was taken up to address implementation of the EITF's March 2000 final consensus of EITF Issue No. 00-7, "Application of EITF Issue No. 96-13 to Equity

Derivative Transactions That Contain Certain Provisions That Require Cash Settlement If Certain Events Occur." The final consensus in Issue 00-7 generally stated that equity derivative contracts that contain provisions that implicitly or explicitly require net cash settlement outside of the control of the company must be treated as assets and liabilities and carried at fair value with changes in fair value recognized in earnings rather than equity instruments carried at original cost and reported as part of permanent equity. This interpretation becomes effective June 30, 2001 and is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

    In March 2000, the Financial Accounting Standards Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of Accounting Principles Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on Cadence's financial position, results of operations, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Cadence must adopt SAB 101 in the fourth quarter of its fiscal 2000. The adoption of this statement is not expected to have a material effect on Cadence's financial position, results of operations, or cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, operating results, and financial condition could be materially harmed. The risk factors affecting Tality Corporation which, immediately after its initial public offering will remain a subsidiary of Cadence, are described in detail in the Registration Statement on Form S-1 filed by Tality Corporation with the Securities and Exchange Commission on July 17, 2000, as amended. Unless specifically noted, references to Cadence in the discussion below are references to Cadence and its subsidiaries, including Tality Corporation and its subsidiaries.

CADENCE HAS REORGANIZED ITS DESIGN SERVICES GROUP AS A SEPARATE COMPANY, WHICH MAY IMPACT ITS FINANCIAL RESULTS

    Since 1995, Cadence has operated an internal electronics design services group. On July 17, 2000, Cadence announced its plan to separate its design services group into a separate company focused on providing design solutions and proprietary technology to electronics product companies and integrated circuit manufacturers, and announced the planned initial public offering of the separate company. The separation was effective on October 4, 2000. Upon completion of the planned initial public offering of

Tality, Cadence expects that it will hold approximately 80% of the voting power of Tality. While Cadence does not currently plan to distribute to Cadence stockholders its equity interests in Tality Corporation or its subsidiaries, it will have the right at any time to sell some or all of these equity interests. Cadence has agreed with the underwriters not to transfer its equity interests in Tality Corporation and limited partnership units in Tality, LP for 180 days after the date of the initial public offering of Tality Corporation, except with the prior written consent of Goldman, Sachs & Co. After the expiration of this 180-day period, Cadence will no longer be restricted from transferring any of its common stock of Tality Corporation or limited partnership units in Tality, LP to the public or its stockholders. Cadence currently expects that the principal factors that it would consider in determining whether and when to exchange, convert, sell or distribute to its stockholders any of its shares or partnership units include:

    - The relative market prices of Tality's common stock and Cadence's common stock;

    - The ability of an affiliate of Tality to make sales under Rule 144 of the Securities Act of 1933 or under an effective registration statement covering Cadence's shares of Tality's common stock;

    - The absence of any court order or other regulation prohibiting or restricting such sales; and

    - Other conditions affecting Tality's business or Cadence's other businesses.

CADENCE HAS AGREED TO GRANT CERTAIN RIGHTS AND PROVIDE CERTAIN SERVICES TO TALITY ON TERMS THAT ARE MORE FAVORABLE TO TALITY THAN TERMS THAT WOULD BE OFFERED TO AN UNRELATED PARTY

    In connection with the separation of Tality, Cadence entered into a number of agreements governing its business relationships with Tality and Cadence's provision of certain services to Tality, including provision of certain facilities, and accounting, finance, legal, human resources, and other administrative services, on terms that are more favorable to Tality than terms that would be offered to an unrelated entity. As a result, Cadence is obligated to provide certain services to Tality for the periods defined in the various agreements, which may impact our financial results.

CADENCE LACKS LONG-TERM EXPERIENCE IN ITS ELECTRONICS DESIGN AND METHODOLOGY SERVICES BUSINESS

    Cadence has no long-term experience in offering electronics design and methodology services and therefore may not be as experienced in these businesses as others. The market for these services is relatively new and rapidly evolving. Cadence expects the expenses of the design services business to increase substantially in connection with Tality's separation from Cadence and as it continues to expand its operations. The rate of growth of Tality's revenue over prior periods may not continue or increase, and its separation and expansion may prove more expensive than Cadence anticipates. If Tality fails to increase its revenue to offset its expenses, Tality will continue to experience losses. Cadence's or Tality's failure to succeed in these services businesses may seriously harm Cadence's business, operating results, and financial condition.

THE SUCCESS OF CADENCE'S ELECTRONIC DESIGN AND METHODOLOGY SERVICES BUSINESSES DEPEND ON MANY FACTORS THAT ARE BEYOND ITS CONTROL

    In order to be successful with its electronics design and methodology services, Cadence must overcome several factors that are beyond its control, including the following:

    - CADENCE'S COST OF SERVICES PERSONNEL IS HIGH AND REDUCES GROSS MARGIN. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence's cost of providing those services. Cadence must pay high salaries to attract and retain professional services personnel. This results in a lower gross margin than the gross margin in Cadence's software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin.

    - A SUBSTANTIAL PORTION OF THESE SERVICES CONTRACTS ARE FIXED-PRICE CONTRACTS. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence's cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence's business, operating results, and financial condition.

CADENCE'S FAILURE TO RESPOND QUICKLY TO TECHNOLOGICAL DEVELOPMENTS COULD MAKE ITS PRODUCTS UNCOMPETITIVE AND OBSOLETE

    The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic chip design industry is experiencing several revolutionary trends:

    - The size of features such as wires, transistors, and contacts on chips is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the chip. Feature size is normally identified by the headline transistor length, which is shrinking from 0.35 microns to 0.18 microns and below. This is commonly referred to in the semiconductor industry as the migration to deep submicron and it represents a major challenge for all levels of the semiconductor industry from chip design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns) is challenging fundamental laws of physics and chemistry.

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

    Cadence cannot assure you that its reliance on licenses from or to third parties, or that patent, copyright, trademark, and trade secret protections, will be enough to be successful and profitable in the industries in which Cadence competes.

INTELLECTUAL PROPERTY INFRINGEMENT BY OR AGAINST CADENCE COULD SERIOUSLY HARM ITS BUSINESS

    There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer's rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm Cadence's business, operating results, and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence's business, operating results, and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

    - Pay damages to the party claiming infringement;

    - Stop licensing, or providing services that use, the challenged intellectual property;

    - Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

    - Redesign the challenged technology, which could be time-consuming and costly.

    If we were forced to take any of these actions, our business and results of operations may be harmed.

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

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S BUSINESS AND THE MARKET PRICE OF ITS STOCK

    Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products and services by customers. Quarterly operating results are affected by the mix of products and services sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average in 1999 Cadence had realized gross margins on software product sales of approximately 91% but realized gross margins of approximately 65% on hardware product sales and 32% on its performance of services. In the third quarter of 2000, realized gross margins remained flat at 91% for software products and decreased to approximately 63% for hardware products and increased to approximately 36% for services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. As Cadence customers purchase more software products pursuant to subscription agreements, future operating results may be lower than that of comparable quarters in which perpetual and fixed-term licenses were in greater use for software product transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously harm its quarterly operating results.

    Sales of Cadence's hardware products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex computer chips and systems. These projects often require significant commitments of time and capital. Cadence's hardware sales may be delayed if customers delay commencement of projects. Lengthy hardware sales cycles subject Cadence to a number of significant risks over which Cadence has little or no control, including insufficient, excess or obsolescent inventory, variations in inventory valuation and fluctuations in quarterly operating results.

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

    Because Cadence has no long-term experience providing services, it believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, stockholders should not view Cadence's historical results of operations as reliable indicators of its future performance. In addition, many of our services engagements are terminable with little or no advance notice and without penalty. Since a significant portion of our costs is fixed, we may not be able to reduce our costs in a timely manner in connection with the unanticipated revenue loss when one or more projects is terminated.

THE LENGTHY SALES CYCLE OF CADENCE'S PRODUCTS AND SERVICES MAKES THE TIMING OF ITS REVENUE DIFFICULT TO PREDICT AND MAY CAUSE ITS OPERATING RESULTS TO FLUCTUATE UNEXPECTEDLY

    Cadence has a lengthy sales cycle that generally extends at least three to five months. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. The complexity and expense associated with our business generally requires a lengthy customer education and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

    In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects because of:

    - Customers' budgetary constraints and internal acceptance review procedures;

    - The timing of customers' budget cycles; and

    - The timing of customers' competitive evaluation processes.

    If customers experience delays in their approval or project commencement activities, we may not learn of, and therefore be able to communicate to the public, revenue or earnings shortfalls until late in a fiscal quarter.

CADENCE EXPECTS TO ACQUIRE OTHER COMPANIES AND MAY NOT SUCCESSFULLY INTEGRATE THEM OR THE COMPANIES IT HAS RECENTLY ACQUIRED

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

    - Unanticipated costs;

    - Adverse effects on existing relationships with suppliers and customers;
      and

    - Failure to understand and compete effectively in markets in which we have limited previous experience.

CADENCE'S INTERNATIONAL OPERATIONS MAY SERIOUSLY HARM ITS FINANCIAL CONDITION BECAUSE OF SEVERAL WEAK FOREIGN ECONOMIES AND THE EFFECT OF FOREIGN EXCHANGE RATE FLUCTUATIONS

    Cadence has significant operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 42% and 43% for the three and nine months ended September 30, 2000, respectively, and 47% and 52% for the three and nine months ended
October 2, 1999, respectively. Cadence also transacts business in various foreign currencies. Recent economic uncertainty and the volatility of foreign currencies in certain parts of the Asia-Pacific region and Europe, has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

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

    In the EDA products industry, Cadence currently competes with a number of large companies, including Avant! Corporation, Mentor Graphics Corporation, Synopsys, Inc. and Zuken-Redac, and numerous small companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

CADENCE IS SUBJECT TO THE CYCLICAL NATURE OF THE INTEGRATED CIRCUIT INDUSTRY, AND ANY FUTURE DOWNTURNS WILL LIKELY REDUCE OUR REVENUE

    Purchases of our products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies' and their customers' products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new integrated circuit design projects may decrease. Any future downturns may reduce our revenue and harm our results of operations.

CADENCE'S FAILURE TO ATTRACT, TRAIN, MOTIVATE, AND RETAIN KEY EMPLOYEES MAY HARM ITS BUSINESS

    Competition for highly skilled employees is very intense. Cadence's business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. The high cost of training new personnel, not fully utilizing these personnel, or losing trained personnel to competing employers could reduce our gross margins and harm our business and operating results. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain large facilities. To attract and retain individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operating results will suffer. Cadence's failure to attract, train, motivate, and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence's business, operating results, and financial condition.

IF CADENCE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, CADENCE COULD BE PREVENTED FROM HIRING NEEDED PERSONNEL, INCUR LIABILITY FOR DAMAGES AND INCUR SUBSTANTIAL COSTS IN DEFENDING ITSELF

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

ERRORS OR DEFECTS IN CADENCE DESIGNS COULD EXPOSE IT TO LIABILITY AND HARM OUR REPUTATION

    Cadence's customers use its products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications and is based on various industry standards. Because of the complexity of the systems and products with which Cadence works, some of its products and designs can be adequately tested only when put to full use in the marketplace. As a result, its customers or their end users may discover errors or defects in Cadence's software or the systems Cadence designs, or the products or systems incorporating its design and intellectual property may not operate as expected. Errors or defects could result in:

    - Loss of current customers and loss of or delay in revenue and loss of market share;

    - Failure to attract new customers or achieve market acceptance;

    - Diversion of development resources to resolving the problem;

    - Increased service costs; and

    - Liability for damages.

ANTI-TAKEOVER DEFENSES IN CADENCE'S CHARTER, BY-LAWS, AND UNDER DELAWARE LAW COULD PREVENT AN ACQUISITION OF CADENCE OR LIMIT THE PRICE THAT INVESTORS MIGHT BE WILLING TO PAY FOR CADENCE COMMON STOCK

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

    On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility, referred to as the 1998 Facility, of which $177.5 million expired on September 27, 2000 and $177.5 million was terminated immediately prior to closing of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the revolving credit facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the revolving facility may be extended for one additional 364-day period with respect to the portion of the 364-day Facility that a consenting bank holds. For both the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and
(ii) prime rate. As a result, Cadence's interest rate expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-day facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants.

    The table below presents the carrying value and related weighted average interest rates for Cadence's investment portfolio. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered non-current assets. As of September 30, 2000, all of Cadence's investments have maturities less than 12 months. The carrying value approximated fair value at September 30, 2000.

                                                                FAIR        AVERAGE
                                                               VALUE     INTEREST RATE
                                                              --------   -------------
(In millions, except for average interest rates)
Investment Securities:
  Short-term investments-fixed rate.........................   $ 5.8         6.58%
  Cash equivalents-fixed rate...............................     9.3         5.89%
  Cash equivalents-variable rate............................    60.6         5.06%
                                                               -----         ----
    Total interest bearing instruments......................   $75.7         5.28%
                                                               =====         ====

    INTEREST RATE SWAP RISK

    Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. At September 30, 2000, the notional amount payable was $10.8 million, which will be amortized in quarterly installments of approximately $2.2 million through October 2001. The estimated fair value at September 30, 2000 was immaterial.

    FOREIGN CURRENCY RISK

    Cadence's operations include transactions in foreign currencies and, as a result, Cadence benefits from a weaker dollar and is harmed by a stronger dollar relative to major currencies worldwide. Accordingly, the primary effect of foreign currency transactions on Cadence's results of operations is a reduction in revenue and expenses from a strengthening U.S. dollar.

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

    Cadence purchases put options to hedge the currency exchange risks associated with probable but not firmly committed transactions. Probable but not firmly committed transactions consist of revenue from Cadence's products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence's subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction. Cadence does not use forward contracts for trading purposes. Cadence's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the forward contracts and put options mature.

    The table below provides information as of September 30, 2000 about Cadence's forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature on or before November 16, 2000.

                                                                         AVERAGE
                                                              NOTIONAL   CONTRACT
                                                               AMOUNT      RATE
                                                              --------   --------
Forward Contracts:
  (In millions, except for average contract rates)
  Japanese yen..............................................   $ 39.7     105.67
  Euro......................................................     34.2       0.90
  British pound sterling....................................     25.6       1.50
  Swedish krona.............................................      2.8       9.66
  Canadian dollars..........................................      2.6       1.48
  Hong Kong dollars.........................................      0.9       7.80
  Singapore dollars.........................................      0.2       1.74
                                                               ------
                                                               $106.0
                                                               ======

    While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence's results of operations and financial position during the three months ended September 30, 2000. Due to the short-term nature of the forward contracts, the fair value at September 30, 2000 was negligible. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

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

    The table below provides information at September 30, 2000 about Cadence's outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through May 2001 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                                2000       2001     ESTIMATED
                                                              MATURITY   MATURITY   FAIR VALUE
                                                              --------   --------   ----------
(Shares and contract amounts in millions)
Put Warrants:
  Shares....................................................      3.1        1.9
  Weighted average strike price.............................   $21.16     $21.06
  Contract amount...........................................   $ 65.6     $ 39.2      $ 4.4
Call Options:
  Shares....................................................      2.2        1.4
  Weighted average strike price.............................   $21.34     $21.31
  Contract amount...........................................   $ 48.0     $ 29.8      $20.5

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

    On September 7, 1999, the District Court ruled on the parties' Motions for Summary Adjudication, and granted in part, and denied in part, each party's motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence's copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence's trade secret claim based on Avant!'s use of Cadence's Design Framework II source code is barred by the release. The Ninth Circuit has agreed to hear both parties' appeal from the District Court's order. The trial date has been vacated pending a decision on the appeal and the outcome of the criminal case, for which the trial is scheduled to begin in February 2001.

    On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Spett v. Cadence Design Systems, et al., civil action no. C 99-2082. The action was brought on behalf of a class of stockholders who purchased Cadence common stock between November 4, 1998 and April 20, 1999, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit arises out of Cadence's announcement of its first quarter 1999 financial results. On September 18, 2000 the District Court granted Cadence's Motion to Dismiss Plaintiffs' Claims with leave to amend. To date, no amended complaint has been filed. Should an amended complaint be filed, Cadence and the individual defendants intend to continue their vigorous defense of the allegations.

    In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California. In this lawsuit, entitled Aptix Corporation and Meta Systems, Inc. v. Quickturn Design Systems, Civil Action No. C 98-00762 WHA, Aptix and Meta Systems alleged that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. Quickturn filed a counterclaim requesting the District Court to declare the Aptix patent invalid in view of the prior art and unenforceable based on inequitable conduct during the prosecution of the patent. In June 2000 the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. On
September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement to Quickturn of the attorneys' fees and costs it incurred in the litigation. Aptix has appealed the District's Court's judgment and, in the meantime, has agreed to post a $2 million bond to secure the judgment.

    On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn's Mercury-TM-hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832 allegedly assigned to Mentor. At Quickturn's request, Cadence was added as a party defendant. Mentor has since asserted that Quickturn's Mercury Plus(plus)-TM- emulation systems also infringe U.S. Patent Nos. 5,777,489 and 5,790,832. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend itself against these claims. On
December 14, 1999, this action was transferred to the U.S. District Court for the Northern District of California, and renumbered Civil Action No. C 99-5464 SI.

    On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00 0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, as amended, and Rule 14d-10 thereunder. The lawsuit arises out of Cadence's acquisition of OrCAD, which was completed in August 1999. Cadence's Motion to Dismiss plaintiffs' claims was denied.

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

    On January 7, 1999, in the suit captioned Mentor Graphics Corporation, et. al. v. Lobo, et. al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC ("Mentor v. Lobo"), an amended complaint was filed and served by Mentor asserting claims against Cadence, Quickturn Design Systems, Inc. and its Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn's shareholders in connection with the merger between Quickturn and Cadence. Mentor alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders. Mentor further advised the court that it would seek an award of attorneys' fees related to its prosecution of the Mentor v. Lobo action. At the request of the court, on July 28, 2000, Mentor filed its brief in support of its standing to seek such an award. Cadence, Quickturn and the individual defendants have opposed Mentor's request. The court is awaiting Mentor's Reply Brief and will then take the matter under submission.

    Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the result of operations of that period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
         2.01           Amended and Restated Agreement of Limited Partnership of
                        Tality, LP dated October 4, 2000, between Tality Corporation and Cadence Holdings, Inc.
         2.02           Amended and Restated Master Separation Agreement dated as of
                        October 4, 2000 by and among Tality Corporation, the
                        Registrant, Cadence Holdings, Inc. and Tality LP.
         2.03           General Assignment and Assumption Agreement dated as of
                        October 4, 2000 by and among Tality Corporation, the
                        Registrant, Cadence Holdings, Inc. and Tality, LP.
         2.04           Master Intellectual Property Ownership and License Agreement
                        dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP.
         2.05           Employee Matters Agreement dated as of October 4, 2000 by
                        and among Tality Corporation, the Registrant, Cadence
                        Holdings, Inc. and Tality, LP.
         2.06           Master Corporate Services Agreement dated as of October 4,
                        2000 by and among Tality Corporation, the Registrant,
                        Cadence Holdings, Inc. and Tality, LP.
         2.07           Real Estate Matters Agreement dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence
                        Holdings, Inc. and Tality, LP.
         2.08           Master Confidentiality Agreement dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence
                        Holdings, Inc. and Tality, LP.
         2.09           Indemnification and Insurance Matters Agreement dated as of
                        October 4, 2000 by and among Tality Corporation, the
                        Registrant, Cadence Holdings, Inc. and Tality, LP.
         2.10           Asset Purchase Agreement dated as of October 4, 2000 by and among the Registrant, Cadence Design System (Canada) Limited and Tality Canada Corporation.
         2.11           Asset Purchase Agreement dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design
                        Systems Limited.
         2.12           Fixed Term License Agreement dated as of October 4, 2000
                        between the Registrant and Tality, LP.
         2.13           Joint Technology Development and Support Agreement dated as of October 4, 2000 by and among Tality Corporation, the
                        Registrant, Cadence Holdings, Inc. and Tality, LP.

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
         2.14           Joint Sales Agreement dated as of October 4, 2000 by and
                        among Tality Corporation, the Registrant, Cadence Holdings,
                        Inc. and Tality, LP.
        10.01           Credit Agreement, dated as of September 29, 2000, by and
                        among the Registrant and ABN AMRO Bank N.V., Bank One, N.A.,
                        KeyBank National Association and UBS AG, Stamford Branch.
        10.02           364 Day Credit Agreement, dated as of September 29, 2000, by and among the Registrant and ABN AMRO Bank N.V., Bank One,
                        N.A., KeyBank National Association and UBS AG, Stamford
                        Branch.
        10.03           The Registrant's 1997 Stock Option Plan, as amended on
                        November 1, 2000.
        10.04           The Registrant's 2000 Non-Statutory Equity Incentive Plan,
                        as amended (incorporated by reference to the Registrant's
                        Form S-8 Registration Statement filed on November 14, 2000).
        10.05           Employment Agreement between Tality Corporation and Robert
                        P. Wiederhold dated as of July 14, 2000.
        10.06           Tality Corporation 2000 Equity Incentive Plan, as amended.
        10.07           Tality Corporation Directors Stock Option Plan
        27.01           Financial data schedule for the period ended September 30,
                        2000.

(b) Reports on Form 8-K:

    Cadence filed a Current Report on Form 8-K dated July 17, 2000 attaching Cadence's press release reporting the separation and initial public offering of Tality.

    Cadence filed a Current Report on Form 8-K dated October 9, 2000 attaching Cadence's press release announcing the delay of the initial public offering of Tality.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CADENCE DESIGN SYSTEMS, INC.
                                                       (Registrant)

Date: November 14, 2000                                By:            /s/ H. RAYMOND BINGHAM
                                                            -----------------------------------------
                                                                        H. Raymond Bingham
                                                             PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                                                             DIRECTOR

Date: November 14, 2000                                By:              /s/ WILLIAM PORTER
                                                            -----------------------------------------
                                                                          William Porter
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                             OFFICER