Form 10-K
period 2000-12-30
CADENCE DESIGN SYSTEMS INC
filed 2001-03-29
CIK 813672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________  .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held on March 3, 2001 by non-affiliates of the registrant: $6,081,210,144

     Number of shares of common stock outstanding at March 3, 2001: 244,716,706

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2001 Annual Meeting to be held on May 16, 2001, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   24

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related          26
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   27
Item 7.   Management's Discussion and Analysis of Financial Condition    28
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          45
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   46
Item 9.   Changes and Disagreements with Accountants on Accounting and   46
          Financial Disclosure........................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and            47
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   47

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules, and Reports on      48
          Form 8-K....................................................
          Signatures..................................................   93

                                    PART I.

ITEM 1. BUSINESS

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipate," "estimates," "expects," "intends," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could vary materially from those expressed in these statements. Readers are referred to "Marketing and Sales," "Research and Development," "Competition," "Proprietary Technology," "Manufacturing," and "Factors That May Affect Future Results" sections contained in this Annual Report on Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

OVERVIEW

     Cadence Design Systems, Inc., provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help optimize their product development processes. Cadence is a supplier of end-to-end products and services which are used by companies to design and develop complex chips and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

     Cadence was formed as a Delaware corporation as a result of the merger of SDA Systems, Inc. into ECAD, Inc. in May 1988. Cadence's headquarters are located at 2655 Seely Avenue, Building 5, San Jose, California 95134. Its telephone number at that location is (408) 943-1234.

FACTORS DRIVING ELECTRONIC DESIGN AUTOMATION INDUSTRY

     The worldwide electronics industry has experienced expansion driven primarily by the communications (networking and wireless) markets. The rise in Internet and cell phone use pressures electronics suppliers to provide equipment that meets the ever-increasing demand for bandwidth. The advent of technologies such as third generation cellular, wireless networking, and optical networking are converging the Internet and the cell phone. The next step, pervasive connection of consumer electronic devices, appears closer to becoming reality. On the electronics production side, ever-decreasing silicon manufacturing process geometries coupled with the move to 300mm wafer production is driving integrated circuit, or IC, costs, volumes, and increasingly higher complexities. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA tools and services providers.

     The electronics industry is faced with increasing complexity of electronic devices. Design teams face two major challenges in deep submicron design and system-on-chip, or SOC, design.

     Deep submicron design refers to the design of integrated circuits that will have feature sizes smaller than 1/2 micron. IC feature sizes for wires, transistors, and contacts decrease with each advance in the semiconductor manufacturing process. Each successive move to a smaller feature size (e.g., decreasing from .25 microns to .18 microns and smaller) requires introducing new capabilities throughout the entire design and manufacturing flow to account for new physical effects that emerge from the decrease in size. Deep submicron design represents a major challenge for the entire semiconductor industry.

     SOC design refers to implementing an entire electronics sub-system on a single IC. Smaller feature sizes make it more economical to put additional circuitry on a single die. The chips fabricated with these dies include one or more processors (microprocessors and digital signal processors), a high-performance bus, numerous memory devices and peripherals, custom digital logic, custom analog logic, and millions of lines of software code. Such devices offer huge benefits in terms of price, performance, power, and size. However, they are extremely difficult to design, and it is even more difficult to ensure that they exhibit the correct behavior under all circumstances, a process known as functional verification.

     These trends pose significant new challenges for electronic design teams. Deep submicron design requires designers to take into account many physical effects they previously ignored. SOC design requires new approaches to managing complexity and its related risks. The industry addresses these challenges in a number of ways, including utilizing new EDA tools, and upgrading design methodologies.

ELECTRONIC DESIGN

     The electronic design process involves describing the behavioral, architectural, functional, and structural attributes of an IC or electronic system. The process is one of successive refinement where the design team adds a level of detail to the design and verifies the results of the addition before proceeding to add each next level of detail. Design teams begin with very abstract behavioral models of their system and end with a physical description of millions of transistors and their interconnections. Semiconductor foundries use the physical description to create the masks and test programs needed to manufacture the ICs. EDA tools aid the design team in capturing its design intent, creating the next level of detail, and verifying the results. Problems are often found at one level that can only be resolved by revising a previous level of description. These iterations introduce delay and risk into the design process.

System Level Design

     Decisions made during system level design, including behavioral, algorithmic, and architectural definition, determine a substantial majority of an electronic system's final performance and cost. The behavioral definition specifies which functions the system needs to perform. The algorithmic definition is a mathematical model that describes any signal processing necessary to condition video and audio data streams. The architectural definition specifies the high-level structure of the design's implementation. This includes hardware/software partitioning, a process which specifies whether each behavioral and algorithmic function is to be implemented in hardware or software.

     Many companies are adopting a platform-based design approach to address the complexity of SOC design. Platform-based design defines a robust, flexible platform of pre-verified virtual components including processors, memories, and peripherals tuned for a particular application or set of applications (e.g., digital video or cellular communications). Once established, design teams create a new SOC rapidly using mostly existing virtual components and complete the design without requiring much new circuitry or new software. This approach can reduce time-to-market and risk dramatically, but also poses a series of new methodology and automation challenges.

Functional Verification

     The first step in digital hardware design is to create a detailed functional specification using a hardware description language, or HDL, generally using VERILOG(R) or VHDL(R). The functional specification does not include physical attributes such as timing, power, and size. Both Verilog and VHDL specify functionality at various levels of abstraction, from behavioral (most abstract) to gate-level (most detailed). Many design teams begin with a behavior specification, as it can be written and functionally verified quickly. Afterwards, these teams manually rewrite the specification at the register-transfer-level, or RTL, of abstraction, which specifies the functionality between each of the individual storage elements, also known as registers, within the design. Many design teams skip the behavioral design and verification phase and begin with RTL.

     To verify their designs, teams create elaborate testbenches. Testbenches are tests that simulate the inputs a design will likely experience in its actual application. Testbenches often include environmental models (e.g., channel distortion effects for wireless designs), processor models running representative software, models for other hardware in the system, and checks that determine whether or not the design exhibits the appropriate behavior. Teams perform functional verification by simulating their design and its testbench, thus identifying logical errors to be corrected. Design teams can proceed to implement the design using automated digital or custom design techniques after extensive, error-free RTL functional verification. Any undetected functional error potentially requires a very expensive design change that requires discarding any silicon manufactured to date and manufacturing new silicon with the change. Since even the fastest software-based simulation runs many orders of magnitude slower than the eventual silicon implementation, design teams increasingly employ specialized hardware to increase the process speed by up to a few orders of magnitude.

Automated Digital IC Design

     Most design teams use an automated digital methodology for the majority of their digital hardware design. Although designers write the RTL and specify the design's physical constraints, they use tools to automatically create the detailed implementation. Digital design flows let teams gain better time-to-market than full-custom design, but sacrifices silicon performance, power, and size.

     The first step in a automated digital methodology (i.e., mostly automated) is the use of a logic synthesis tool to create a gate-level version of the design. At the gate level, the functionality between registers is elaborated to logic gates, or standard cells. At this point the design is a network of interconnected standard cells and hard cores, or previously implemented logic. Both the standard cells and the cores are based on a specific manufacturing process technology for a specific foundry. Design teams verify that the gate-level description is functionally equivalent to the original RTL specification to identify any potential problems that occurred during this logic synthesis.

     The next step in automated digital design is the design layout. Designers determine where the major blocks of circuitry should be located on the physical die to provide the lowest cost chips meeting the requisite performance requirements. They use this floorplan to guide an automated placement and routing tool to determine the precise location for every cell, and then connect the cells. This step is commonly referred to as place-and-route. Since the precise physical implementation is unknown prior to layout, it is impossible to accurately predict the IC's physical characteristics before this stage. Rough estimates are available at the gate level, but with deep submicron physical effects, these estimates are not sufficiently accurate to ensure the design will work properly in silicon. At the level of approximately 0.18 micron, logic synthesis tools must take placement and routing into account and place-and-route tools must be able to re-optimize the logic to converge on the design's performance requirements.

     Physical verification and analysis is the final step before release of a design to manufacturing. Physical verification ensures that the design abides by all of the detailed rules and parameters that the foundry specifies for its manufacturing process. Violating a single foundry rule can result in silicon that does not work. Physical analysis is a set of capabilities, such as cross-talk analysis, that guard against new physical effects that are important to consider in deep submicron design.

Custom IC (Analog and Mixed-Signal) Design

     In general, it is possible to achieve considerably higher-performance, lower-cost digital circuits by designing them directly at the layout level. This approach is known as custom design because designers can craft every cell by hand and every interconnection between cells. For a design with millions of cells, this process is extremely time-consuming and risks of error are significant. Automated custom physical design techniques considerably speed the process by automating many common layout tasks and by making intelligent, incremental implementation decisions the designer can accept or reject. Design teams generally use this custom design approach for designs that are very performance and cost-sensitive, such as microprocessors, memories, and field-programmable gate arrays. Even in these cases, teams often use automated digital techniques where possible.

     Analog design is a form of custom design for analog circuits which requires specialized tools and techniques. Analog designers use a "bottom-up" approach rather than the "top-down" approach automated digital designers use. They handcraft each analog component based on very detailed, process-specific analysis, then repeat the process when they combine the components into an analog circuit. Unlike digital designs, in which signals are clearly either on or off beyond a specified threshold, the exact value of a signal is almost always critical in analog design. Analog circuits are extremely sensitive to any variation in the surrounding circuitry and environment (e.g., heat, power, and electromagnetic effects). Despite these problems, design teams are combining more and more analog and digital circuitry on the same design, known as mixed-signal design, to take advantage of the performance, cost, reliability, size, and power advantages inherent in mixed signal designs.

Printed Circuit Board Design and IC Packaging

     Electronic systems invariably consist of one or more printed circuit boards, or PCBs. In addition to their mechanical role, PCBs interconnect and provide power to individual ICs. As IC performance and complexity increase, designing the board that interconnects the ICs becomes increasingly difficult. The challenge starts with the IC package itself. As IC input/output densities and speeds increase, IC packages become an integral part of system-level performance. High-speed package design is no longer just a mechanical task, but involves precise layout, modeling, and analysis. Likewise, high-speed PCB design involves more than layout. It requires analysis to ensure each signal reaches its destination on time and to identify potential signal integrity problems.

CADENCE ELECTRONIC DESIGN AUTOMATION TOOLS

     Cadence offers the most comprehensive set of EDA tools in its industry. Cadence tools improve designer productivity and design quality throughout the electronic design process.

System-level Design Tools

     Cadence system-level design tools help design teams optimize their designs and provide a smooth path to detailed hardware design. The CADENCE(R) Virtual Component Co-design, or VCC, toolset lets designers capture and verify system behavior independent of the hardware and software implementation. Designers can then map the behavior to a variety of architectural implementations and analyze the results of each. Using this rapid exploration, teams can optimize their overall system level design including critical hardware/software partitioning. VCC is also an ideal environment for platform-based design. For those portions of the behavior that are algorithmic in nature, Cadence's SPW(R) toolset provides a specialized environment for capturing and analyzing floating-point and fixed-point algorithms. It also serves as an excellent system-level testbench environment, especially for communications and multimedia applications.

Functional Verification Tools

     Design teams need a range of simulation and hardware-based acceleration tools to verify the functionality of their designs. Cadence offers the industry's most complete set of simulators and emulators for behavioral, register-transfer-level, and gate-level functional verification. The Cadence lineup of digital simulators includes the NC-VERILOG(R) simulator for the VERILOG language, NC-VHDL for the VHDL language, and NC-Sim that simultaneously supports both languages. These simulators provide designers with the simulation performance and capacity they need to verify the functionality of today's most complex designs.

     For teams that require hardware-accelerated verification, the Cadence Quickturn division offers the industry's most mature solutions. MERCURYPLUS(TM) and COBALT(TM) provide FPGA-based emulation and custom processor-based acceleration, respectively. Cadence also offers specialized kits that provide a complete verification environment for popular applications such as 3G wireless communication and Gigabit Ethernet networking. Most recently, Cadence introduced the Quickturn Rapid Prototyping System, or RPS, for rapidly prototyping platform-based designs. Each of these systems enable design teams to identify hardware and software problems that they would otherwise not find until the design is implemented in silicon.

Automated Digital IC Design Tools

     Our unified synthesis, placement-and-routing system, or SP&R, provides a complete implementation path from RTL through final layout for the most advanced designs. The SP&R system consists of Physically Knowledgeable Synthesis, or PKS, physical synthesis for front-end logic design and SILICON ENSEMBLE(R) PKS, optimization-place-and-route for back-end physical design. PKS provides simultaneous logic synthesis, placement, and global routing. SILICON ENSEMBLE PKS provides a complete place-and-route environment, including the ability to re-optimize a design's logic to meet new physical constraints. These tools have common timing, optimization, placement, and routing engines to ensure single-pass accuracy as the design progresses from RTL to final layout. Cadence recently introduced power optimization, test synthesis, and datapath compilation capabilities for automated digital design. For leading-edge physical verification, Cadence offers the ASSURA(TM) physical verification toolset created specifically for deep submicron designs.

     Cadence also offers traditional logic synthesis with its BUILDGATES(R) software, SILICON ENSEMBLE place-and-route software, and DRACULA(R) physical verification tools that are highly effective for designs to about 0.25 micron.

Custom and Analog Design Tools

     Cadence is the leader in custom design, analog design, and mixed-signal design. Cadence's VIRTUOSO(R) Custom Designer, or CD, toolset is based on its flagship VIRTUOSO custom layout tool. The VIRTUOSO CD toolset is a highly integrated custom design environment that includes layout editing, placement, routing, and physical verification. By automating many aspects of custom design, designers become more productive than those using previous generation custom layout tools. The VIRTUOSO CD toolset includes Cadence ASSURA physical verification, which offers automated, interactive physical and batch IC layout verification, extraction, and layout enhancements for manufacturing. The ASSURA tools utilize patented hierarchical processing techniques to significantly reduce verification cycle times and provide effective debugging capabilities.

     Cadence also offers a complete line of analog and mixed-signal design tools. Cadence Analog Design Environment is the industry's only complete front-to-back analog design automation solution for full-custom analog and digital, mixed-signal, and radio frequency, or RF, IC design. Within that environment, designers can choose SPECTRE(R) Circuit Simulator solutions. The SPECTRE Circuit Simulator utilizes state-of-the-art direct method circuit simulation to provide increased speed, accuracy, and capacity over SPICE simulators. The SPECTRE RF simulator is the first RF simulator with the speed and capacity to handle full-chip, transistor-level circuit simulation of RF designs with 5,000+ devices on desktop workstations. Design teams can use the Cadence Accelerated Transistor-Level Simulator, or ATS, for full chip, transistor-level simulation of either pure digital or mixed analog and digital designs.

     For years analog/mixed-signal design teams have been seeking to move to a top-down approach. The Cadence AMS designer enables them to do so. It is a mixed-signal environment and analog/mixed-signal simulator, the latter of which is based on Cadence's popular NC-Sim and SPECTRE simulators.

Printed Circuit Board Design Tools

     Cadence offers a range of tools to address the wide variety of PCB designs. The OrCAD product line delivers personal productivity for individual engineers. OrCAD products include capture, layout, and board-level simulation capabilities. For teams creating state-of-the-art designs, Cadence offers software under the ALLEGRO(R), SPECCTRA(R), and SPECCTRAQUEST(TM) brands. The ALLEGRO program is a correct-by-design system for physical design and analysis of printed circuit boards, multi-chip modules, hybrids, and Multiwire(TM) board designs. The SPECCTRA product line provides placement editing, automatic shape-based routing and a route editor. SPECCTRAQUEST software provides advanced system design and analysis capabilities. Using SPECCTRAQUEST software, designers can explore and make choices between timing, signal integrity, crosstalk, power delivery and EMI, to optimize electrical performance and reliability before manufacturing. The Cadence Advanced Packaging Ensemble provides package layout and analysis so design teams can ensure quality interconnects between IC dies.

Third-Party Tool Support

     Cadence supports the integration of third-party and in-house proprietary tools through its ALANZA(TM) services. The ALANZA engineers work with customers, foundries, application-specific integrated circuit, or ASIC, vendors, and other EDA companies to ensure that Cadence tools work well in any design environment. To date, more than 125 companies have integrated their tools with Cadence software.

ELECTRONIC DESIGN AUTOMATION SERVICES

     To complement its tools, Cadence provides a range of EDA services that keep electronic design teams as productive as possible. These include educational services, support services, design services, and methodology services. The company's educational services include Internet, classroom, and custom courses that teach everything from how to use the most recent tool features to the latest design techniques. Support services include product maintenance and updates, and telephone and Internet-based technical support. Cadence also offers custom support services, which may include one or more of its standard support services plus account technical management, application and educational services, and metrics reporting. Maintenance and support agreements are offered to customers either as part of our product license agreement or under a separate maintenance agreement.

Design Services (Tality)

     On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality's separation from Cadence was substantially completed on October 4, 2000, and accordingly the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. On October 9, 2000, Cadence announced the postponement of Tality's IPO due to unfavorable market conditions. Therefore, the financial statements and financial information in this Annual Report on Form 10-K do not give effect to the IPO.

     Tality is a leading global provider of engineering services for the design of complex electronic systems and integrated circuits. Tality focuses its offerings primarily on the growing communications market. Targeted segments of this market include wireline and wireless communications infrastructure, high-speed data access equipment and consumer communication products. Tality provides engineering services that extend from product concept through manufacturing to help communications companies realize their product visions.

     - Concept

        Tality assists clients in refining a product concept and mapping technology options.

     - Specification

        Tality maps its clients' product concept into technology, partitions it into software and hardware, and defines how each component will operate.

     - Implementation

        Tality physically implements specifications into advanced integrated circuits, complex printed circuit boards and complete systems.

     - Prototype

        Tality works with third-party manufacturers to develop and deliver product prototypes for testing to identify and resolve remaining design issues.

     - Manufacturing support

        Tality assists clients through the process of moving to volume manufacturing.

     Tality has over 1,000 engineers located at 14 design sites in the United States, Canada, the United Kingdom, and India. Since the beginning of 1998, Tality has completed over 500 design projects. Its clients include both leading and emerging electronic systems companies and integrated circuit manufacturers.

     Tality's design solutions enable customers to address the pressures of increasing business and technological complexity, growing competition, resource constraints and the need to decrease time-to-market. Its engineering team has expertise in targeted segments of the communications market. Tality also has experience in systems design, embedded software and firmware design, printed circuit board and chip-level design and full systems integration. In addition, through its internal research and development efforts and its design projects, Tality has accumulated a growing portfolio of intellectual property that it may offer customers as part of its electronics design services. To every design engagement, Tality brings an established design infrastructure comprised of the design automation tools, computing infrastructure and laboratory environments necessary for the development of clients' products. Tality also assists customers by providing project management services to address the growing complexities of the design phase of product development and offers assistance in the management of clients' supply chains through the application of its in-depth knowledge of and experience in technical and business management processes.

Methodology Services

     Cadence's methodology services group offers a variety of services to help customers address electronic design challenges. It leverages Cadence's cumulative experience and knowledge of industry best practices to improve design productivity.

MARKETING AND SALES

     Cadence generally uses a direct sales force consisting of sales people and applications engineers to license its products and market its consulting and design services to prospective customers. Applications engineers provide technical pre-sales as well as post-sales support for software products. The Cadence Methodology Services group provides on-site capabilities to help customers improve productivity with Cadence and other EDA products. Tality offers complete design services to its customers. Due to the complexity of EDA products and the electronic design process in general, the sales cycle is generally long (three to six months or more). During the sales cycle, the Cadence direct sales force generally provides technical presentations, product demonstrations, and on-site customer evaluations of Cadence software. Cadence also uses traditional marketing approaches to promote its products and services, including advertising, direct mail, telemarketing, trade shows, public relations, and the Internet.

     Cadence markets and supports its products and services internationally (except in Japan) through its subsidiaries and various distributors. Cadence markets its consulting and design services in Japan through a wholly-owned subsidiary. Since the reorganization of Cadence's distribution channel in Japan in 1997, Cadence has licensed its products through Innotech Corporation, in which Cadence is an approximately 15% stockholder as of December 30, 2000.

     A summary of Cadence's net revenue and long-lived assets by geographic area is set forth in the "Segment Reporting" note to the Consolidated Financial Statements, which information is incorporated herein by reference. Prices for international customers are quoted in a local currency from an international price list. The list is prepared based on the U.S. dollar price list but reflects the higher cost of doing business outside the United States. International customers are invoiced in the local currency or U.S. dollars using current exchange rates.

     Cadence expects that revenue from its international operations will continue to account for a significant portion of its total revenue.

     Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of a Cadence subsidiary. Cadence uses foreign currency forward exchange contracts and purchases foreign currency put options to help protect against currency exchange risks. Although Cadence attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may hurt Cadence's results of operations as expressed in U.S. dollars. Exchange rate gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included as a separate component of stockholders' equity and reflected losses of $4.7 million in 2000, $2.5 million in 1999, and $1.4 million in 1998.

     On January 1, 1999, 11 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their sovereign currencies and the euro. Transactions can be made in either the sovereign currencies or the euro until January 1, 2002, when the euro must be used exclusively. Currently, only electronic transactions may be conducted using the euro. Cadence is in the process of upgrading its internal systems and believes that its financial institution vendors are capable of handling the euro conversion and Cadence is in the process of examining current marketing and pricing policies and strategies that may be affected by conversion to the euro. The cost of this effort is not expected to materially harm Cadence's results of operations or financial condition. However, Cadence cannot assure you that all issues related to the euro conversion have been identified and that any additional issues would not materially harm Cadence's results of operations or financial condition. For example, the conversion to the euro may have competitive implications on Cadence's pricing and marketing strategies and Cadence may be at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the euro conversion. Cadence has not yet completed its evaluation of the impact of the euro conversion on its functional currency designations.

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

RESEARCH AND DEVELOPMENT

     Cadence's investment in research and development was $292.4 million in 2000, $244.9 million in 1999, and $224.5 million in 1998, prior to capitalizing software development costs of $28.4 million, $25.7 million, and $21.7 million, respectively. See "Notes to Consolidated Financial Statements" for a more complete description of Cadence's capitalization of certain software development costs.

     The primary areas of research include SOC design, the design of silicon devices in the deep submicron range, high-speed board design, architectural-level design, high-performance logic verification technology, and hardware/software co-design. The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If Cadence is unable to respond quickly and successfully to these developments and changes, Cadence may lose its competitive position and its products or technologies may become non-competitive or obsolete, in which case, revenues would be materially and adversely affected. In order to compete successfully, Cadence must develop or acquire new products and improve its existing products and processes on a schedule that keeps pace with technological developments in its industries. Cadence must also be able to support a range of changing computer software, hardware platforms, and customer preferences. There is no guarantee that Cadence will be successful in this respect.

     Cadence's advanced research and development group, Cadence Laboratories, is committed to new technological development. This group is chartered with identifying and developing prototype technologies in emerging design areas that will offer substantially improved alternatives to current EDA solutions.

COMPETITION

     The electronic design automation product market and the commercial electronic design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost-competitive EDA products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these benefits, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors that could affect Cadence's ability to succeed include:

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

     In the EDA products industry, Cadence currently competes with three large companies, Avant! Corporation, Mentor Graphics Corporation, and Synopsys, Inc., and numerous smaller companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to internally develop their own EDA products. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. Electronics companies and management consulting firms continue to enter the electronics design and methodology services industries.

PROPRIETARY TECHNOLOGY

     Cadence's success depends, in part, upon its proprietary technology. Many Cadence products include software or other intellectual property licensed from third parties. Cadence generally relies on patents, copyrights, trademarks, and trade secret laws to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate or circumvent these patents. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications, or future patents will be sufficiently broad to protect Cadence's technology. Furthermore, the laws of foreign countries may not protect Cadence's proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. Cadence may have to seek new or renew existing licenses for this software and other intellectual property in the future. The Cadence design services business also requires it to license the software or other intellectual property of third parties. Cadence's failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence's business, operating results, and financial condition.

     Cadence cannot assure you that its reliance on licenses from or to third parties, or patent, copyright, trademark, and trade secret protection, will be enough to be successful and profitable in the industries in which Cadence competes. There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer's rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm Cadence's business, operating results, and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence's business, operating results, and financial condition.

MANUFACTURING

     Cadence software production operations consist of configuring the proper version of a product, outsourcing the recording of the product on magnetic tape or CD-ROM, and producing customer-unique access keys allowing customers to use licensed products. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format. Software and documentation are also made available to selected customers by electronic distribution over the Internet.

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

EMPLOYEES

     As of February 28, 2001, Cadence employed approximately 5,650 persons, with approximately 3,250 in sales, services, marketing, support and manufacturing activities, 1,600 in product development and 800 in management, administration and finance. None of Cadence's employees is represented by a labor union, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones Cadence faces. Additional risks and uncertainties not currently known to Cadence or that Cadence currently deems immaterial also may impair Cadence's business operations. If any of the following risks actually occurs, Cadence's business, operating results, and financial condition could be materially harmed. The risk factors affecting Tality Corporation which is, and immediately after its initial public offering will remain, a subsidiary of Cadence, are described in detail in the Registration Statement on Form S-1 filed by Tality Corporation with the Securities and Exchange Commission on July 17, 2000, as amended. Unless specifically noted, references to Cadence in the discussion below are references to Cadence and its subsidiaries, including Tality Corporation and its subsidiaries.

CADENCE IS SUBJECT TO THE CYCLICAL NATURE OF THE INTEGRATED CIRCUIT INDUSTRY AND THE ELECTRONICS SYSTEMS INDUSTRY,
     AND THE CURRENT DOWNTURN OR ANY FUTURE DOWNTURNS MAY REDUCE OUR REVENUE

     Purchases of our products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies' and their customers' products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production over capacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. Certain integrated circuit manufacturers and electronics systems companies have recently announced a slowdown of demand and production. The current slowdown and any future downturns may reduce our revenue and harm our results of operations.

CADENCE HAS REORGANIZED ITS DESIGN SERVICES GROUP AS A SEPARATE COMPANY, WHICH MAY IMPACT ITS FINANCIAL
     RESULTS

     Since 1995, Cadence has operated an internal electronics design services group. On July 17, 2000, Cadence announced its plan to separate its design services group into a separate company focused on providing design solutions and proprietary technology to electronics product companies and integrated circuit manufacturers, and announced the planned initial public offering of the separate company. The separation was substantially completed on October 4, 2000. On October 9, 2000, Cadence announced that it had postponed Tality's initial public offering due to unfavorable market conditions. Upon completion of the planned initial public offering of Tality, Cadence expects that it will hold approximately 80% of the voting power of Tality. While Cadence does not currently plan to distribute to Cadence stockholders its equity interests in Tality Corporation or Tality's subsidiaries, it will have the right at any time to sell some or all of these equity interests. Cadence has agreed with the underwriters not to transfer its equity interests in Tality Corporation and limited partnership units in Tality, LP for 180 days after the date of the initial public offering of Tality Corporation, except with the prior written consent of Goldman, Sachs & Co. After the expiration of this 180-day period, Cadence will no longer be restricted from transferring any of its common stock of Tality Corporation or limited partnership units in Tality, LP to the public or its stockholders. Cadence currently expects that the principal factors that it would consider in determining whether and when to exchange, convert, sell or distribute to its stockholders any of its shares or partnership units include:

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

     In connection with the separation of Tality, Cadence entered into a number of agreements governing its business relationships with Tality and Cadence's provision of certain services to Tality, including provision of certain facilities, and accounting, finance, legal, human resources, and other administrative services, on terms that are more favorable to Tality than terms that would be offered to an unrelated entity. As a result, Cadence is obligated to provide certain services to Tality for the periods defined in the various agreements, some of which have long or unspecified terms, which may impact our financial results.

CADENCE HAS HISTORICALLY SUFFERED LOSSES IN ITS ELECTRONICS DESIGN AND METHODOLOGY SERVICES BUSINESS

     The market for electronics design and methodology services is relatively new and rapidly evolving. Cadence's expenses of the design services business increased substantially in connection with the completion of Tality's separation from Cadence and its expenses may continue to increase as it seeks to expand its business. The rate of growth of Tality's revenue over prior periods may not continue or increase at all, and its separation and expansion may prove more expensive than Cadence anticipates. If Tality fails to increase its revenue to offset its expenses, Tality will continue to experience losses. Cadence's or Tality's failure to succeed in these services businesses may seriously harm Cadence's business, operating results, and financial condition.

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

CADENCE'S FAILURE TO RESPOND QUICKLY TO TECHNOLOGICAL DEVELOPMENTS COULD MAKE
     ITS PRODUCTS UNCOMPETITIVE AND OBSOLETE

     The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic chip design industry is experiencing several revolutionary trends:

     - The size of features such as wires, transistors, and contacts on chips is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the chip. Feature size is normally identified by the headline transistor length, which is shrinking from
       0.35 microns to 0.18 microns and smaller. This is commonly referred to in the semiconductor industry as the migration to deep submicron and it represents a major challenge for all levels of the semiconductor industry from chip design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns) is challenging fundamental laws of physics and chemistry.

     - The ability to design very large chips, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as "SOC"), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

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

CADENCE OBTAINS KEY COMPONENTS FOR ITS HARDWARE PRODUCTS FROM A LIMITED NUMBER OF SUPPLIERS

     Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence's inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on Taiwan Semiconductor Manufacturing Corporation for the supply of key integrated circuits and on IBM for the hardware components for both Cadence's COBALT(TM) product and MERCURYPLUS(TM). Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence's results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence's ability to deliver products would result.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S BUSINESS AND THE MARKET PRICE OF ITS STOCK

     Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products and services by customers. Quarterly operating results are affected by the mix of products and services sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average in 1999, Cadence had realized gross margins on software product sales of approximately 87% but realized gross margins of approximately 64% on hardware product sales and 30% on its performance of services. In 2000, realized gross margins decreased to approximately 78% for software products, remained flat at 64% for hardware products and increased to approximately 31% for services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. As Cadence customers purchase more software products pursuant to subscription agreements, future operating results may be lower than that of comparable quarters in which perpetual and fixed-term licenses were in greater use for software product transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously harm its quarterly operating results.

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

     Cadence believes that quarter-to-quarter comparisons of the results of operations of its services business segments may not be meaningful. Therefore, stockholders should not view Cadence's historical results of operations as reliable indicators of its future performance. In addition, many of our services engagements are terminable with little or no advance notice and without penalty. Since a significant portion of our costs is fixed, we may not be able to reduce our costs in a timely manner in connection with the unanticipated revenue loss when one or more projects is terminated.

THE LENGTHY SALES CYCLE OF CADENCE'S PRODUCTS AND SERVICES MAKES THE TIMING OF
     ITS REVENUE DIFFICULT TO PREDICT AND MAY CAUSE ITS OPERATING RESULTS TO FLUCTUATE UNEXPECTEDLY

     Cadence has a lengthy sales cycle that generally extends at least three to six months. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. The complexity and expense associated with our business generally requires a lengthy customer education and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

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

CADENCE EXPECTS TO ACQUIRE OTHER COMPANIES AND MAY NOT SUCCESSFULLY INTEGRATE
     THEM OR THE COMPANIES IT HAS RECENTLY ACQUIRED

     Cadence has acquired other businesses before and is likely to do so again. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders, or that Cadence's management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence's business, operating results, and financial condition:

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

     Cadence has significant operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 44% for fiscal 2000 and 52% for fiscal 1999. Cadence also transacts business in various foreign currencies. Recent economic uncertainty and the volatility of foreign currencies in certain parts of the Asia-Pacific region, has had, and may continue to have, a seriously harmful effect on Cadence's revenue and operating results.

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

CADENCE'S INABILITY TO COMPETE IN ITS INDUSTRIES COULD SERIOUSLY HARM ITS
BUSINESS

     The EDA market and the commercial electronics design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufactur-ers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors that could affect Cadence's ability to succeed include:

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

     In the EDA products industry, Cadence currently competes with three large companies, Avant! Corporation, Mentor Graphics Corporation, and Synopsys, Inc., and numerous smaller companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

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

     Companies in Cadence's industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. Cadence could also incur substantial costs in defending ourselves or its employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of Cadence's management away from its operations.

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

     - Increased service costs; and

     - Liability for damages.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S
     CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR
     EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have backup generators or alternate sources of power for critical operations in the event of a blackout. If blackouts interrupt our power supply, however, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply.

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

ITEM 2. PROPERTIES

     Cadence's headquarters are located in San Jose, California, and Cadence owns the related land and buildings. Additionally, Cadence owns buildings in India and land and buildings in Scotland. The total square footage of Cadence's owned buildings is approximately 984,000 square feet.

     Cadence leases additional facilities for its sales offices in the U.S. and various foreign countries, and its research and development and design services facilities in California and other states and in foreign countries including Scotland, India, Canada, England, and Japan.

     Cadence believes that these facilities and the undeveloped land it owns adjacent to its current headquarters are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of Cadence's operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements, and employee relations matters.

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

     In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring Avant! from any further infringement of Cadence's copyrights in DESIGN FRAMEWORKII(R) software, or selling, licensing or copying such product derived from DESIGN FRAMEWORK II, including, but not limited to, Avant!'s ArcCell products. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the preliminary injunction.

     By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that court and ordered Avant! to post a $5 million bond in light of related criminal proceedings pending against Avant! and several of its executives.

     On September 7, 1999, the District Court ruled on the parties' Motions for Summary Adjudication, and granted in part, and denied in part, each party's motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence's copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence's trade secret claim based on Avant!'s use of Cadence's DESIGN FRAMEWORK II source code is barred by the release. The Ninth Circuit has agreed to hear both parties' appeal from the District Court's order. The trial date has been vacated pending a decision on the appeal and the outcome of the criminal case, for which the trial is scheduled to begin in April 2001.

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

     On January 7, 1999, in the suit captioned Mentor Graphics Corporation, et. al. v. Lobo, et. al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC ("Mentor v. Lobo"), an amended complaint was filed and served by Mentor asserting claims against Cadence, Quickturn Design Systems, Inc. and its Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn's shareholders in connection with the merger between Quickturn and Cadence. Mentor alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders. Mentor further advised the court that it would seek an award of attorneys' fees related to its prosecution of the Mentor v. Lobo action. At the request of the court, on July 28, 2000, Mentor filed its brief in support of its standing to seek such an award. Cadence, Quickturn and the individual defendants have opposed Mentor's request. A hearing on the matter was held on February 1, 2001. The court has taken the matter under submission.

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

     In early 1999, Cadence entered into negotiations with Intelect Communications, Inc., and Intelect's wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability, and discovery has commenced. A trial date has been schedule for October 2001. Cadence believes that it has defenses to and disputes the allegations made by Intelect and DNA, including the allegation that a purchase contract was entered into, and intends to defend the action vigorously.

     On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn's MERCURY(TM) hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832 allegedly assigned to Mentor. At Quickturn's request, Cadence was added as a party defendant. Mentor has since asserted that Quickturn's MERCURYPLUS(TM) emulation systems also infringe U.S. Patent Nos. 5,777,489 and 5,790,832. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend itself against these claims. On December 14, 1999, this action was transferred to the U.S. District Court for the Northern District of California, and renumbered Civil Action No. C 99-5464 SI.

     On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00 0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, as amended, and Rule 14d-10 thereunder. The lawsuit arises out of Cadence's acquisition of OrCAD, which was completed in August 1999. Cadence's Motion to Dismiss plaintiffs' claims was denied. Discovery is continuing. The defendants believe the complaint is without merit and intend to continue their vigorous defense of the allegations.

     On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 WHA. The suit alleges patent infringement of a U.S. Patent allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn. Cadence intends to vigorously defend itself against these claims, and has filed a counterclaim for declaratory judgment of invalidity of several patents allegedly assigned to Mentor. Following a motion by Cadence, the former Quickturn employee was dismissed as a party to the action. Discovery in the action has subsequently been consolidated with discovery in Civil Action No. C 99-5464, the Mentor v. Quickturn suit transferred from Delaware.

     In April 2000, Cadence filed suit against a former design services customer, IMI Telecommunications, Inc., for breach of contract relating to IMI Telecommunications' failure to make payments due and fulfill its obligations under a services agreement. Damages claimed by Cadence are approximately $1 million. The defendant countersued, alleging breach of oral contract, rescission, negligent misrepresentation and fraud by Cadence and claiming damages exceeding $100 million and seeking punitive damages exceeding $500 million. Cadence filed a motion to dismiss the defendant's counterclaims, and a hearing on this motion was held on October 2, 2000. A ruling has not yet been issued. Cadence believes that it has defenses to and disputes the allegations made by IMI Telecommunications and intends to defend the action vigorously.

     On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California (Case No. C-00-03291) accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor and seeking unspecified damages and injunctive relief. Quickturn and Cadence believe the complaint filed by Mentor is without substance and that the patent that is the subject of this suit in invalid and not infringed. Cadence and Quickturn are vigorously defending the claim. On November 3, 2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn's MERCURYPLUS emulation systems prior to trial of this action. The hearing on that motion is scheduled for March 30, 2001. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464 and C 00-01030 WHA, described above, for purposes of discovery and pre-trial motions. A trial date of October 7, 2002 has been set for all three actions.

     On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor's proposed design verification approach (in which chip designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn's patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. On January 5, 2001, Quickturn and Cadence answered the complaint. In their answer, Quickturn and Cadence denied Mentor and Meta's contention, and asserted that Mentor and Meta's complaint lacks subject matter jurisdiction and is barred by res judicata and collateral estoppel. Quickturn and Cadence intend to vigorously contest this action.

     On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence, and alleged those causes of action as well as others against Intel Corporation and entities related to Intel. Uniden seeks compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximate $1 million owed for services rendered. Intel has filed a motion for forum non conviens requesting that the action be moved to California. Cadence has joined in that motion. Cadence intends to vigorously defend the action brought by Uniden.

     Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF CADENCE

     The executive officers of Cadence are as follows:

                 NAME                    AGE                   POSITIONS AND OFFICES
                 ----                    ---                   ---------------------
H. Raymond Bingham.....................  55     President, Chief Executive Officer, and Director
Ronald R. Barris.......................  58     Senior Vice President, Services
Kevin Bushby...........................  45     Senior Vice President, Worldwide Field Operations
R.L. Smith McKeithen...................  57     Senior Vice President, General Counsel, and
                                                Secretary
William Porter.........................  46     Senior Vice President and Chief Financial Officer
Robert P. Wiederhold...................  41     President and Chief Executive Officer of Tality
                                                Corporation
Robert A. Promm........................  49     Vice President and Corporate Controller

     Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

     H. RAYMOND BINGHAM has served as President and Chief Executive Officer of Cadence since April 1999. Mr. Bingham has been a director of Cadence since November 1997. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, an owner operator of a chain of hotels, for eight years. Mr. Bingham is a director of Legato Systems, Inc., Onyx Software Corporation, TenFold Corporation, and KLA-Tencor Corporation.

     RONALD R. BARRIS joined Cadence in December 1999 as Senior Vice President, Strategy and became Senior Vice President, Services in August 2000. From 1993 to 1999 Mr. Barris served as a partner for Coopers & Lybrand in its high technology practice and subsequently in PricewaterhouseCoopers as the managing partner of its semiconductor practice. Mr. Barris previously worked at General Electric, FMC, Union Metal and Alliance Automation.

     KEVIN BUSHBY joined Cadence in 1995 as Vice President and General Manager, European Operations and became Senior Vice President, Worldwide Field Operations in 2000. From 1990 to 1995 Mr. Bushby held several positions with Unisys Corporation, most recently as Vice President Sales and Marketing, Client Server Systems Division. Prior to this Mr. Bushby held positions in Convergent Technologies and Hewlett-Packard.

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

     ROBERT P. WIEDERHOLD joined Cadence in 1996 as Vice President and General Manager of the Deep Submicron Business Unit and became Senior Vice President of Cadence Worldwide Design Services

Group in July 1998. In July 2000, Mr. Wiederhold became President and Chief Executive Officer of Tality Corporation, a subsidiary of Cadence. From 1994 to 1996, he served as Executive Vice President, Chief Operating Officer, and Director of High Level Design Systems, Inc. From 1985 to 1994, he held various positions with Cadence Design Systems, Inc., most recently as Vice President, Marketing for the Systems Division.

     ROBERT A. PROMM joined Cadence in December 1999 as Vice President and Corporate Controller. From November 1997 to December 1999, Mr. Promm served as Vice President, Corporate Controller of Kaiser Foundation Health Plan, Inc. Prior to November 1997, Mr. Promm held several positions with Apple Computer, Inc., most recently as Vice President and Financial Controller.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cadence common stock is traded on the New York Stock Exchange under the symbol CDN. Cadence has never declared or paid any cash dividends on its common stock in the past, and does not plan to pay cash dividends in the foreseeable future. As of March 6, 2001, Cadence had approximately 1,464 registered stockholders and estimates that it had approximately 42,007 beneficial owners of its common stock.

     The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended December 30, 2000:

                                                               HIGH     LOW
                                                              ------   ------
2000:
First Quarter...............................................  $24.00   $18.13
Second Quarter..............................................  $20.81   $13.50
Third Quarter...............................................  $27.13   $19.50
Fourth Quarter..............................................  $28.69   $21.25
1999:
First Quarter...............................................  $34.13   $21.63
Second Quarter..............................................  $26.63   $10.63
Third Quarter...............................................  $16.75   $ 9.19
Fourth Quarter..............................................  $24.06   $13.31

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation." Historical results are not necessarily indicative of future results.

                                                 FIVE FISCAL YEARS ENDED DECEMBER 30, 2000
                                        ------------------------------------------------------------
                                           2000         1999         1998         1997        1996
                                        ----------   ----------   ----------   ----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue...............................  $1,279,550   $1,093,303   $1,320,180   $1,036,773   $888,642
Net income (loss).....................  $   49,977   $  (14,075)  $   25,124   $  165,122   $ 48,441
Net income (loss) per
  share -- assuming dilution..........  $     0.19   $    (0.06)  $     0.10   $     0.68   $   0.21
Total assets..........................  $1,477,321   $1,459,659   $1,481,916   $1,153,247   $875,754
Long-term obligations.................  $    3,298   $   25,024   $  136,380   $    1,599   $ 20,292
Stockholders' equity..................  $  909,465   $  986,149   $  947,830   $  821,363   $552,083

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the five-year summary of selected financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Cadence's actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Disclosures about Market Risk", and "Liquidity and Capital Resources".

OVERVIEW

     Cadence provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help its customers optimize their product development processes. Cadence is a supplier of end-to-end products and services, which are used by companies to design and develop complex chips and electronic systems including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

     The worldwide electronics industry has experienced expansion driven primarily by the communications (networking and wireless) markets. However, the industry recently experienced a slowdown commencing in late 2000 and the severity of which has increased in early 2001. The electronics industry slowdown, especially in the semiconductor industry, may reduce our revenue and harm our results of operations.

     On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality's separation from Cadence was substantially completed on October 4, 2000, and accordingly the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. On October 9, 2000, Cadence announced the postponement of Tality's IPO due to unfavorable market conditions. The financial statements and financial information in this Annual Report on Form 10-K do not give effect to the IPO.

     On December 29, 2000, Cadence entered into a definitive agreement to acquire CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron, or UDSM, processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working in microprocessors, DRAMs, mixed-signal SOC, and ASICs. The acquisition was completed on February 28, 2001, in which Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options. The acquisition will be accounted for as a purchase.

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

     In March 1998, Cadence acquired all of the outstanding stock of Excellent Design, Inc., or EXD, for cash. EXD provided ASIC and SOC design and library development. The total purchase price was $40.9 million and the acquisition was accounted for as a purchase.

     In February 1998, Cadence acquired all of the outstanding stock of Symbionics Group Limited for approximately 1 million shares of Cadence common stock and $21.3 million of cash. Symbionics provided product development design services to leading electronics manufacturers. The total purchase price was $56.1 million and the acquisition was accounted for as a purchase.

RESULTS OF OPERATIONS

REVENUE

                                                                                  % CHANGE
                                                                                -------------
                                                 2000       1999       1998     00/99   99/98
                                               --------   --------   --------   -----   -----
                                                       (IN MILLIONS)
Product......................................  $  627.4   $  505.4   $  760.5    24%     (34)%
Services.....................................     336.0      294.9      265.2    14%      11%
Maintenance..................................     316.2      293.0      294.5     8%      (1)%
                                               --------   --------   --------
          Total revenue......................  $1,279.6   $1,093.3   $1,320.2    17%     (17)%
                                               ========   ========   ========

SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

                                                              2000    1999    1998
                                                              ----    ----    ----
Product.....................................................   49%     46%     58%
Services....................................................   26%     27%     20%
Maintenance.................................................   25%     27%     22%

     Product revenue increased $122 million in 2000, when compared to 1999, primarily due to an overall increase in price and volume of license renewals with major customers. The increases in sales volume of products was primarily attributable to increased sales of intellectual property creation products, which include mixed signal and simulation products, integrated circuit implementation products, which include place and route, physical design, and physical verification products, and printed circuit board related products.

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

     Services revenue increased $41.1 million in 2000, when compared to 1999, primarily due to an increase in Tality revenue of $69.5 million, partially offset by a decrease of $28.4 million in methodology services revenue. Tality's revenue increase is primarily due to increases in the total size of active client engagements and total client service hours billed. The decrease in methodology services engagements is primarily due to lower staffing levels. Services revenue increased $29.7 million in 1999, when compared to 1998, primarily due to an increase in Tality revenue of $23.6 million. Tality's increase is primarily due to an increase in the total size of active client engagements and an increase in total client service hours billed.

     Maintenance revenue increased $23.2 million in 2000 when compared to 1999, primarily due to the growth of the installed customer base. Maintenance revenue was relatively flat in 1999 compared to 1998.

REVENUE BY GEOGRAPHY

                                                                              % CHANGE
                                                                           --------------
                                         2000        1999        1998      00/99    99/98
                                       --------    --------    --------    -----    -----
                                                (IN MILLIONS)
Domestic.............................  $  720.8    $  526.8    $  676.6     37%      (22)%
International........................     558.8       566.5       643.6     (1)%     (12)%
                                       --------    --------    --------
          Total revenue..............  $1,279.6    $1,093.3    $1,320.2     17%      (17)%
                                       ========    ========    ========

REVENUE BY GEOGRAPHY AS A PERCENT OF TOTAL REVENUE

                                                              2000    1999    1998
                                                              ----    ----    ----
Domestic....................................................   56%     48%     51%
International...............................................   44%     52%     49%

     International revenue decreased $7.7 million in 2000 when compared to 1999, primarily due to decreases in product revenue in Japan and services revenue in Europe and Japan, partially offset by an increase in product and maintenance revenue in Europe.

     International revenue decreased $77.1 million in 1999 when compared to 1998, primarily due to decreases in product revenue in all international regions resulting from the implementation of Cadence's new subscription licensing model during the third quarter of 1999. The decrease in international product revenue was partially offset by an increase in services revenue in all international regions except Asia.

     Other differences in the rate of revenue growth over the years presented and as compared geographically are primarily due to fluctuations in sales volume of place and route and physical design products and for Cadence's design and methodology services offerings.

     Foreign currency exchange rates negatively affected reported revenue by $3.8 million in 2000, primarily due to the weakening of the British pound and German mark in relation to the U.S. dollar, partially offset by the strengthening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates positively affected reported revenue by $16.2 million in 1999, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue by geographic areas can be found under "Segment Reporting" in the Notes to Consolidated Financial Statements.

COST OF REVENUE

                                                                                % CHANGE
                                                                              -------------
                                                    2000     1999     1998    00/99   99/98
                                                   ------   ------   ------   -----   -----
                                                        (IN MILLIONS)
Product..........................................  $ 89.9   $ 79.5   $ 77.5    13%      3%
Services.........................................  $215.6   $191.8   $188.8    12%      2%
Maintenance......................................  $ 63.3   $ 53.6   $ 52.4    18%      2%

COST OF REVENUE AS A PERCENT OF RELATED REVENUE

                                                              2000    1999    1998
                                                              ----    ----    ----
Product.....................................................   14%     16%     10%
Services....................................................   64%     65%     71%
Maintenance.................................................   20%     18%     18%

     Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

     Cost of product revenue increased $10.4 million or 13% in 2000 when compared to 1999. The increase was primarily due to increases in manufacturing expenses associated with emulation system products and amortization of capitalized software development costs. Cost of product revenue increased $2 million or 3% in 1999 when compared to 1998. The increase was primarily due to increases in manufacturing expenses associated with emulation system products, the acquisition of OrCAD in 1999, and amortization of capitalized software development costs. These costs were offset partially by inventory obsolescence charges of $5.7 million associated with the introduction of the MERCURY Design Verification System recorded in 1998, reductions in purchased software amortization, and third-party royalty expenses.

     Because the majority of Cadence's cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in 2000 when compared to 1999, due primarily to increased sales of software products and the introduction of the new subscription licensing model during the third quarter of 1999.

     Cost of services revenue includes costs associated with providing services to customers, primarily salaries and benefits, costs to recruit, develop and retain personnel, cost of software, depreciation, facilities and project management, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue increased $23.8 million or 12% in 2000, when compared to 1999, primarily due to an increase in the number of design engineers. Cost of services revenue increased $3 million or 2% in 1999, when compared to 1998, primarily due to increases in amortization of purchased software and distributor commission costs for methodology services in Japan, offset partially by a decrease in employee related costs, including incentive pay, associated primarily with Cadence's 1998 restructuring and lower revenues.

     Services gross margins remained relatively flat in 2000 as compared to 1999. The increase in services gross margins to 35% in 1999, as compared to 29% in 1998, was primarily due to increased utilization of services capacity and the management of expenses. Services gross margins have been and may continue to be adversely affected by the cost of integrating new services professionals as well as Cadence's inability to fully utilize these resources. In addition, services gross margins may continue to be adversely affected by Cadence's inability to achieve operating efficiencies with its resources when implementing a growing number of service offerings.

     Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue increased $9.7 million or 18% in 2000, when compared to 1999, primarily due to costs associated with the OrCAD acquisition which was completed in the third quarter of 1999, for which there were no similar costs in the first seven months of 1999, and increases in employee-related costs and costs to invest in customer service.

Cost of maintenance revenue in absolute dollars and as a percent of related revenue remained relatively flat in 1999 when compared to 1998.

AMORTIZATION OF ACQUIRED INTANGIBLES

                                                              2000     1999     1998
                                                              -----    -----    -----
Amortization of acquired intangibles........................  $80.5    $61.8    $18.5

AMORTIZATION OF ACQUIRED INTANGIBLES AS A PERCENT OF TOTAL REVENUE

                                                              2000    1999    1998
                                                              ----    ----    ----
Amortization of acquired intangibles........................   6%      6%      1%

     Amortization of acquired intangibles increased $18.7 million in 2000, when compared to 1999, primarily due to a full year's amortization related to Cadence's 1999 acquisitions of OrCAD and Diablo, partially offset by the decrease in amortization related to the $13.3 million asset impairment charge of EXD in the fourth quarter of 1999. Amortization of acquired intangibles increased $43.3 million in 1999, when compared to 1998, primarily due to the 1999 acquisitions of OrCAD and DAI, and a full year's amortization related to Cadence's 1998 acquisitions of Ambit, BLDA, EXD, and Symbionics. For additional information regarding these acquisitions see below under "In-Process Technology."

OPERATING EXPENSES

                                                                            % CHANGE
                                                                         --------------
                                            2000      1999      1998     00/99    99/98
                                           ------    ------    ------    -----    -----
                                                 (IN MILLIONS)
Marketing and sales......................  $390.1    $354.2    $340.3     10%       4%
Research and development.................  $263.9    $219.2    $202.8     20%       8%
General and administrative...............  $ 94.5    $ 86.7    $ 86.8      9%       0%

OPERATING EXPENSES AS A PERCENT OF TOTAL REVENUE

                                                              2000    1999    1998
                                                              ----    ----    ----
Marketing and sales.........................................   30%     32%     26%
Research and development....................................   21%     20%     15%
General and administrative..................................    7%      8%      7%

MARKETING AND SALES

     The increase in marketing and sales expenses of $35.9 million for 2000, when compared to 1999, was primarily due to an increase in employee-related costs, the acquisition of OrCAD, and marketing program costs, partially offset by lower consulting costs. Foreign currency exchange rates positively affected marketing and sales expenses by $2.7 million in 2000, when compared to 1999, primarily due to the weakening of the German mark, the French franc, and the British pound in relation to the U.S. dollar, partially offset by the strengthening of the Japanese yen in relation to the U.S. dollar. The increase in marketing and sales expenses of $13.9 million for 1999, when compared to 1998, was primarily due to an increase in sales support costs, the acquisition of OrCAD, and marketing program costs, partially offset by lower employee-related costs, resulting from Cadence's 1998 restructuring, lower employee training and education costs, and travel costs. Foreign currency exchange rates negatively affected marketing and sales expenses by $4.6 million in 1999, when compared to 1998, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar.

RESEARCH AND DEVELOPMENT

     The increase in net research and development expenses of $44.7 million for 2000, when compared to 1999, was primarily attributable to higher employee-related costs, the acquisition of OrCAD which was completed in the third quarter of 1999 and for which there were no similar costs in the first seven months of 1999, and consulting and other services. The increase in net research and development expenses of $16.4 million for 1999, when compared to 1998, was primarily attributable to higher employee-related costs due to increases in headcount from Cadence's acquisition of OrCAD in 1999 and the acquisitions of Ambit and BLDA in the third quarter of 1998, partially offset by increased capitalization of software development expenses.

     Cadence's expenses in research and development, prior to the reduction for capitalization of software development costs, was $292.4 million for 2000, $244.9 million for 1999, and $224.5 million for 1998, representing 23% of total revenue for 2000, 22% for 1999, and 17% for 1998. Cadence capitalized software development costs of approximately $28.4 million for 2000, $25.7 million for 1999, and $21.7 million for 1998, which represented approximately 10% of total research and development expenditures for 2000, 1999, and 1998. The increase in capitalized software development costs in each of these three years resulted primarily from general increases in new product development. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $7.7 million in 2000, when compared to 1999, primarily due to employee-related costs, partially offset by decreases in bad debt expense and consulting and outside services costs. General and administrative expenses remained relatively flat in 1999 when compared to 1998.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

                                                              2000     1999    1998
                                                              -----    ----    ----
Amortization of deferred stock compensation.................  $11.4     $--     $--

AMORTIZATION OF DEFERRED STOCK COMPENSATION AS A PERCENT OF TOTAL REVENUE

                                                              2000    1999    1998
                                                              ----    ----    ----
Amortization of deferred stock compensation.................   1%      0%      0%

     Deferred stock compensation represents the difference between the exercise price of stock option grants to Tality employees and directors, and restricted stock sales to certain Cadence executives and key employees, and the deemed fair market value of Tality's common stock at the time of those grants and sales. For the year ended December 30, 2000, Cadence recorded a total of $72.4 million of deferred stock compensation, $64.1 million related to the stock option grants, and $8.3 million related to the restricted stock sales. Cadence is amortizing deferred stock compensation to expense over the period during which the stock options and restricted stock vest, four years and one year, respectively.

UNUSUAL ITEMS

     Described below are unusual item charges in 2000, 1999, and 1998.

                                                              2000    1999      1998
                                                              ----    -----    ------
                                                                   (IN MILLIONS)
Separation costs............................................  $6.8    $  --    $   --
Write-off of acquired in-process technology.................    --     20.7     194.1
Asset impairment............................................    --     19.9        --
Restructuring charges.......................................    --     13.3      69.5
Merger costs................................................    --      8.4        --
Litigation settlement.......................................    --     (3.0)       --
                                                              ----    -----    ------
          Total unusual items...............................  $6.8    $59.3    $263.6
                                                              ====    =====    ======

Separation Costs

     In the year ended December 30, 2000, Cadence recorded $6.8 million in separation costs related to the separation of its design services business, and the related planned IPO of Tality, Cadence's newly formed subsidiary. These costs primarily include legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment and formation of Tality's senior management team.

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

     Upon consummation of the OrCAD acquisition, Cadence immediately charged to expense $11.8 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. Certain acquired in-process technology was commercially viable in 1999 and other acquired in-process technology became commercially viable in 2000. Expenditures to complete this acquired in-process technology did not exceed $2.3 million.

     At the time of its acquisition by Cadence, OrCAD's in-process research and development projects in the schematic entry area were related to the development of an online component catalog and a new schematic design entry interface. In-process research and development projects in the simulation area were related to a rearchitecture of the simulation engine and replacement of the simulation engine. Additional features under development included randomized expressions and no selection limits. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

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

     Estimated total revenue from the acquired in-process technology is expected to peak in 2001 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and had been excluded from net cash flow calculations. Existing technology was valued at $10.8 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes, and depreciation of approximately 32% of the sales generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

     The discount of the net cash flows to their present value was based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on the required rates of return from investments in various areas of the enterprise. The rate used to discount the net cash flows from purchased in-process technology was 22%. The discount rate is sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

     In January 1999, Cadence acquired DAI, a supplier of design verification technology used in SOC design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million and the acquisition was accounted for as a purchase.

     Upon consummation of the DAI acquisition, Cadence immediately charged to expense $8.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. Certain acquired in-process technology under development at the time of acquisition was initially expected to become commercially viable in 1999, but instead became viable in 2000. Expenditures to complete this in-process technology did not exceed $1.5 million.

     At the time of its acquisition by Cadence, DAI had several significant research and development projects in process that were intended to provide a next generation environment for design verification and analysis. These efforts included the development of a highly automated approach for high-level test bench creation and analysis, a waveform viewer capable of supporting analog and mixed signal designs, and a tool designed to analyze verification code coverage at the transactional level. The nature of the efforts to complete these in-process research and development projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed in-process technologies meet their design specifications, which include functional, technical, and economic performance requirements.

     The net cash flows generated by the projects underway at DAI used to value the acquired in-process technology were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that these projects address, Cadence's ability to gain market acceptance for these projects, and the life cycle of this in-process technology.

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

     Upon consummation of the Ambit acquisition, Cadence immediately charged to expense $106.5 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The acquired in-process technology was commercially viable in 1999, with the exception of one module, called Datapath Compiler, which became commercially viable in 2000. BUILDGATES 3.0 software and Physically Knowledgeable Synthesis were commercially viable in 1999. Expenditures to complete all in-process technology did not exceed $15 million.

     At the time of its acquisition by Cadence, Ambit was working on several significant research and development projects that were intended to provide the next generation version of its existing product, BUILDGATES 2.2. The nature of the efforts to complete the next generation version of BUILDGATES related to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies meet their design specifications, including functional, technical, and economic performance requirements.

     Cadence expects Ambit's creation of a fundamentally new approach to synthesis in deep submicron and in SOC to create the opportunity for additional revenue through the creation of an integrated, next generation version of BUILDGATES software.

     In September 1998, Cadence acquired BLDA for cash. BLDA was a design automation development organization that focused on the complex verification challenges companies face when designing integrated circuits and next-generation SOC. The total purchase price was $58 million and the acquisition was accounted for as a purchase.

     Upon consummation of the BLDA acquisition, Cadence immediately charged to expense $30.3 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Notes to Consolidated Financial Statements." The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The acquired in-process technology became commercially viable in 2000. Expenditures to complete this in-process technology did not exceed $5 million.

     BLDA's in-process research and development projects were related to its FORMALCHECK(R) and CLOVER(R) technologies. BLDA had two major enhancements underway for FORMALCHECK. This effort resulted in a revenue-generating product in 2000. BLDA's research and development related to CLOVER technology involved the design and development of new parasitic extraction tools, which were expected to substantially improve the performance and functionality of the technology. The parasitic extraction tools began generating revenue in 2000.

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

     Estimated total revenue from the acquired in-process technology is expected to peak in 2001 through 2002 and decline rapidly in 2003 and 2004 as other new products enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $50.3 million in connection with the Ambit acquisition and $23.2 million in connection with the BLDA acquisition. There can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisitions. The net cash flows generated from the acquired in-process technology are expected to reflect earnings before interest, taxes, and depreciation of approximately 38% to 49% of the sales generated from this in-process technology.

     The discount of the net cash flows to their present value was based on the WACC. The discount rates used to discount the net cash flows from acquired in-process technology were 28% for Ambit and 25% for BLDA. These discount rates reflected the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

     In March 1998, Cadence acquired all of the outstanding stock of EXD. EXD provided ASIC and SOC design and library development. The total purchase price was $40.9 million in cash and the acquisition was accounted for as a purchase.

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

     At the time of its acquisition by Cadence, EXD had several significant research and development projects in process that, if successful, would have represented the introduction of new products and technologies to meet future market needs. These efforts included the development of new tools for library generation, delay calculation, memory compilation, and semiconductor intellectual property technology. These new technologies were intended to be fully supportive of deep submicron design functions, which are a critical market requirement. The nature of the efforts required to complete these research and development projects related, to varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies meet their design specifications, including functional, technical, and economic performance requirements.

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

     In February 1998, Cadence acquired all of the outstanding stock of Symbionics for approximately 1 million shares of Cadence common stock and $21.3 million of cash. Symbionics provided product development design services to leading electronics manufacturers. The total purchase price was $56.1 million and the acquisition was accounted for as a purchase.

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

     At the time of its acquisition by Cadence, Symbionics was working on several significant research and development projects that, if successful, would meet future market needs. These efforts involve digital television, wireless home networking, cellular roaming and digital voice technologies, which were intended to ensure the long-term success and survival of the organization. The nature of the efforts required to complete the research and development projects related, to varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that were necessary to establish that the proposed technologies meet their design specifications, including functional, technical, and economic performance requirements.

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

     Estimated total revenue from the acquired in-process technology is expected to peak in 2001 and 2002 and decline rapidly thereafter as other new products enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $6 million. There can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition. The net cash flows generated from the acquired in-process technology are expected to reflect earnings before interest and taxes of approximately 39% of the sales generated from Symbionics' in-process technology.

     The discount applied to the net cash flows to calculate their present value was based on the WACC at the time of acquisition. The discount rates used to discount the net cash flows from the acquired in-process technology range from 22.5% to 27.5%. The discount rates are sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

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

Restructuring

     In 1999, Cadence recorded $13.3 million of restructuring charges that consisted of $11.3 million to terminate approximately 100 employees and $2 million to downsize and close excess facilities. Cadence's restructuring plans were primarily aimed at reducing costs after Cadence merged with Quickturn, further restructuring of Cadence's services business in Japan, and severance resulting from the resignation of Cadence's former Chief Executive Officer. Severance costs include severance benefits, notice pay, and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to year-end and substantially all remaining severance benefits were paid in 2000.

     Facilities consolidation charges of $2 million were incurred in connection with the closure of 15 Quickturn facilities, including $1 million to close duplicate and excess facilities and $1 million of abandonment costs for the related leasehold improvements. Closure and exit costs include payments required under lease contracts, less any applicable sublease income, after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset-related write-offs consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of December 30, 2000, 13 of the 15 Quickturn sites had been vacated. Noncancelable lease payments on vacated facilities will be paid out through 2003.

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

     Facilities consolidation charges of $29.9 million were incurred in connection with the closure of 58 sales and engineering facilities, including $16.7 million to downsize and close facilities and $13.2 million in abandonment costs for the related leasehold improvements. Closure and exit costs included payments required under lease contracts, less any applicable sublease income, after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of December 30, 2000, all but one of the 58 sites had been vacated. Noncancelable lease payments on vacated facilities will be paid out through 2008.

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

Merger Costs

     In connection with the acquisition of Quickturn in 1999 Cadence charged to expense merger costs of $8.4 million, representing professional fees for financial advisors, attorneys, and accountants.

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

OTHER INCOME, NET

     Other income, net for 2000, 1999, and 1998 is as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Gain (loss) on foreign exchange.............................  $ 5.1    $(0.6)   $ 2.8
Interest income.............................................    4.6      5.4     13.5
Equity income (loss) from investments.......................    1.1      0.1     (0.9)
Minority interest income (expense)..........................    0.6      0.1     (0.2)
Interest expense............................................   (2.4)    (3.3)    (3.7)
Other expense, net..........................................   (4.4)    (0.3)    (0.9)
                                                              -----    -----    -----
          Total other income, net...........................  $ 4.6    $ 1.4    $10.6
                                                              =====    =====    =====

     Other income, net, increased $3.2 million in 2000, when compared to 1999, primarily due to an increase in foreign exchange gains, partially offset by $2.2 million of investment losses from a venture capital partnership shown in other expense, net. Other income, net, decreased $9.2 million in 1999, when compared to 1998, primarily due to interest income reductions of $8.1 million and loss on foreign exchange of $3.4 million. The decrease in interest income was primarily due to lower average cash and investment balances due in part to the payments made for acquisitions. The loss on foreign exchange was due to the expense of option premiums in relation to Cadence's hedging program.

INCOME TAXES

     The provision for income taxes and the effective tax rates for 2000, 1999, and 1998 are as follows:

                                                             2000      1999     1998
                                                             -----    ------    -----
                                                              (DOLLARS IN MILLIONS)
Provision for income taxes.................................  $18.0    $  2.7    $74.9
Effective tax rate.........................................   26.5%    (23.7)%   74.9%

     As of December 30, 2000, Cadence had total net deferred tax assets of approximately $82.7 million. Realization of the deferred tax assets will be dependent on generating sufficient taxable income prior to the expiration of certain net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

     The effective tax rate includes the write-off of acquired in-process technology of approximately $20.7 million for 1999 and $194.1 million for 1998. The effective tax rates, excluding the write-off of acquired in-process technology, were 28.9% for 1999 and 28.4% for 1998.

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

     On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and (ii) prime rate. As a result, Cadence's interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. As of December 30, 2000, Cadence had no outstanding borrowings under these credit facilities.

     The table below presents the carrying value and related weighted average interest rates for Cadence's interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. As of December 30, 2000, all of Cadence's investments have maturities of less than 12 months. The carrying value approximated fair value at December 30, 2000.

                                                                CARRYING          AVERAGE
                                                                  VALUE        INTEREST RATE
                                                              -------------    -------------
                                                              (IN MILLIONS)
Interest Bearing Instruments:
     Short-term investments -- fixed rate...................      $51.7            5.20%
     Cash -- variable rate..................................       21.3            3.57%
     Cash equivalents -- variable rate......................        7.0            6.45%
     Cash -- fixed rate.....................................        2.5            7.09%
     Cash equivalents -- fixed rate.........................        2.2            6.75%
                                                                  -----
          Total interest bearing instruments................      $84.7            4.99%
                                                                  =====

Interest Rate Swap Risk

     Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. As of December 30, 2000, the notional amount payable was $8.7 million that will be amortized in quarterly installments of approximately $2.2 million through October 2001. The estimated fair value at December 30, 2000 was negligible.

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

     The table below provides information as of December 30, 2000 about Cadence's forward contracts. As of December 30, 2000, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to May 17, 2001.

                                                              NOTIONAL      WEIGHTED AVERAGE
                                                               AMOUNT        CONTRACT RATE
                                                            -------------   ----------------
                                                            (IN MILLIONS)
Forward Contracts:
     British pound sterling...............................     $ 51.4              1.44
     Japanese yen.........................................       36.2            107.86
     Canadian dollars.....................................       21.6              1.53
     Euro.................................................       19.0              0.88
     Swedish krona........................................        2.3              9.69
                                                               ------
                                                               $130.5
                                                               ======
     Estimated fair value.................................     $  2.7
                                                               ======

     While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence's results of operations and financial position during the year ended December 30, 2000. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

Equity Price Risk

     As part of its authorized repurchase program, Cadence has sold put warrants and purchased call options through equity derivative transactions. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect "net share settlement", rather than physical settlement, of put warrants it issues that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise.

     Cadence repurchases shares of its common stock under stock repurchase programs for issuance under its Employee Stock Purchase Plan, or ESPP, its 1997 Stock Option Plan, referred to as the 1997 Plan, and its 2000 Stock Option Plan, referred to as the 2000 Plan, adopted in January 2000. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence's stock repurchase program includes the following characteristics:

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

     - Depending on the exercise price of the put warrants and the market price of Cadence common stock at the time of exercise, "net share settlement" of the put warrants with Cadence common stock could cause Cadence to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the open market, which could cause the price of Cadence common stock to fall.

     - Put warrant holders may accumulate a substantial number of shares of Cadence common stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

     The table below provides information as of December 30, 2000 about Cadence's outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through November 2001 and Cadence has the contractual ability to settle the options prior to their maturity.

                                                                2001      ESTIMATED
                                                              MATURITY    FAIR VALUE
                                                              --------    ----------
                                                               (SHARES AND CONTRACT
                                                               AMOUNTS IN MILLIONS)
Put Warrants:
  Shares....................................................      5.5
  Weighted average strike price.............................   $22.90
  Contract amount...........................................   $125.9       $ 8.3
Call Options:
  Shares....................................................      4.0
  Weighted average strike price.............................   $23.14
  Contract amount...........................................   $ 93.7       $26.2

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2000, Cadence's principal sources of liquidity consisted of $137 million of cash and cash equivalents and short-term investments, as compared with $118.8 million at January 1, 2000, and $249.5 million at January 2, 1999, and the 2000 Facilities. As of December 30, 2000, Cadence had no outstanding borrowings under these credit facilities.

     Cash provided by operating activities increased $14.9 million to $142.1 million in the year ended December 30, 2000 as compared to the year ended January 1, 2000, primarily due to increases in collections on outstanding receivables and net income before unusual items. Cash provided by operating activities decreased $99.9 million to $127.2 million in the year ended January 1, 2000 as compared to the year ended January 2, 1999, primarily due to decreases in net income before unusual items, accounts payable and accrued liabilities, and receivables, partially offset by increases in installment contract receivables and deferred revenue.

     At December 30, 2000, Cadence had net working capital of $65.3 million, as compared with $58.4 million at January 1, 2000. The primary reasons for the increase were increases in short-term investments of $44.4 million and accounts receivable of $41.4 million, partially offset by an increase in deferred revenue of $63.7 million.

     In addition to its short-term investments, Cadence's primary investing activities consisted of acquisitions and the related acquired intangibles, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $183.7 million at December 30, 2000, $306.8 million at January 1, 2000, and $591.3 million at January 2, 1999 of cash used for investing activities.

     Cadence sells put warrants and purchases call options through private placements. See "Notes to Consolidated Financial Statements." At December 30, 2000, Cadence had a maximum potential obligation related to put warrants to buy back 5.5 million shares of its common stock at an aggregate price of approximately $125.9 million. These put warrants expire at various dates through November 2001 and Cadence has the contractual ability to settle the put warrants and call options prior to their maturity. Cadence has the ability to settle these put warrants with its stock and, therefore, no amount was classified out of stockholders' equity in Cadence's consolidated balance sheets.

     As part of its overall investment strategy, Cadence has become a limited partner in a venture capital fund and is committed to invest up to $100 million. As of December 30, 2000, Cadence had contributed approximately $49.8 million to this partnership for venture funding, which is reflected in other assets in the accompanying consolidated balance sheets, net of operating losses.

     On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and (ii) prime rate. As a result, Cadence's interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. As of December 30, 2000 Cadence had no outstanding borrowings under these credit facilities.

     Cadence anticipates that current cash and short-term investment balances, cash flow from operations, and the remaining amounts available under the 2000 Facilities will be sufficient to meet its working capital and capital requirements on a short-and long-term basis.

NEW ACCOUNTING STANDARDS

     In September 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which was taken up to address implementation of the EITF's March 2000 final consensus of EITF Issue No. 00-7, "Application of EITF Issue No. 96-13 to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Outside the Control of the Issuer Occur." The final consensus in Issue 00-7 generally stated that equity derivative contracts that contain provisions that implicitly or explicitly require net cash settlement outside of the control of the company must be treated as assets and liabilities and carried at fair value with changes in fair value recognized in earnings rather than equity instruments carried at original cost and reported as part of permanent equity. This interpretation becomes effective June 30, 2001 and is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In September 2000, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. It requires a company, after a transfer of financial assets, to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfer and servicing of financial assets and extinguishments after March 31, 2001, as well as for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The adoption of this statement is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In March 2000, the Financial Accounting Standards Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Cadence adopted SAB 101 in the fourth quarter of its fiscal 2000. The adoption of this statement did not have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The adoption of this statement is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is incorporated by reference from the section entitled "Disclosures About Market Risk" found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

SUMMARY QUARTERLY DATA -- UNAUDITED

                                          2000                                        1999
                        -----------------------------------------   -----------------------------------------
                          4TH        3RD        2ND        1ST        4TH        3RD        2ND        1ST
                        --------   --------   --------   --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue...............  $390,914   $332,461   $298,682   $257,493   $268,022   $225,897   $264,193   $335,191
Cost of revenue.......  $101,072   $ 96,105   $ 88,012   $ 83,668   $ 82,734   $ 81,577   $ 81,838   $ 78,694
Amortization of
  acquired
  intangibles.........  $ 20,321   $ 20,648   $ 19,868   $ 19,666   $ 19,385   $ 16,833   $ 12,856   $ 12,714
Gross margin..........  $269,521   $215,708   $190,802   $154,159   $165,903   $127,487   $169,499   $243,783
Net income (loss).....  $ 42,489   $ 13,671   $  5,626   $(11,809)  $(22,484)  $(41,446)  $ (3,007)  $ 52,862
Net income (loss) per
  share -- diluted....  $   0.16   $   0.05   $   0.02   $  (0.05)  $  (0.09)  $  (0.17)  $  (0.01)  $   0.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to directors is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with the Reporting Requirements of Section 16(a)" in Cadence's definitive Proxy Statement for its 2001 annual stockholders' meeting to be held on May 16, 2001.

     The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation" in Cadence's definitive Proxy Statement for its 2001 annual stockholders' meeting to be held on May 16, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Cadence's definitive Proxy Statement for its 2001 annual stockholders' meeting to be held on May 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in Cadence's definitive Proxy Statement for its 2001 annual stockholders' meeting to be held on May 16, 2001.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

                                                                    PAGE
                                                                    ----
      - Report of Independent Public Accountants..................   54
      - Report of Independent Accountants, related to Quickturn
        Design Systems, Inc., as of and for the fiscal year ended
        December 31, 1998.........................................   55
      - Consolidated Balance Sheets at December 30, 2000 and
        January 1, 2000...........................................   56
      - Consolidated Statements of Operations for the three fiscal years ended
        December 30, 2000.........................................   57
      - Consolidated Statements of Stockholders' Equity for the
        three fiscal years ended December 30, 2000................   58
      - Consolidated Statements of Cash Flows for the three fiscal years ended
        December 30, 2000.........................................   59
      - Notes to Consolidated Financial Statements................   60

(a) 2. Financial Statement Schedules:

      II. Valuation and Qualifying Accounts and Reserves..........   92
      All other schedules are omitted because they are not
      required or the required information is shown in the
      financial statements or notes thereto.

(a) 3. Exhibits:

      The following exhibits are filed with this Annual Report on Form 10-K:

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  2.01    Agreement and Plan of Merger, dated as of December 8, 1998 among the Registrant, Quickturn Design Systems, Inc. and
          CDSI Acquisition, Inc. as amended on December 16, 1998 and
          January 4, 1999 (Incorporated by reference to Exhibit 2.01 to the Registrant's Form 8-K filed on 12/10/98, as amended by Forms 8-K/A filed on 12/22/98, 1/6/99, and 5/20/99. The
          Disclosure Schedules related to the Merger Agreement have
          been omitted but will be provided to the Commission upon its request pursuant to Item 601 (b)(2) of Regulation S-K.
  2.02    Master Separation Agreement, dated as of July 14, 2000 by
          and among the registrant, Cadence Holdings, Inc. and Tality
          Corporation (Incorporated by reference to Exhibit 2.01 from the Registrant's Form 10-Q for the second quarter ended July
          1, 2000 (the 2000 Second Quarter Form 10-Q)).
  2.03    Amended and Restated Agreement of Limited Partnership of
          Tality, LP dated October 4, 2000, between Tality Corporation and Cadence Holdings, Inc (Incorporated by reference to
          Exhibit 2.01 from the Registrant's Form 10-Q for the third quarter ended September 30, 2000 (the 2000 Third Quarter
          Form 10-Q)).
  2.04    Amended and Restated Master Separation Agreement dated as of
          October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality LP
          (Incorporated by reference to Exhibit 2.02 from the 2000
          Third Quarter Form 10-Q).
  2.05    General Assignment and Assumption Agreement dated as of
          October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.03 from the 2000
          Third Quarter Form 10-Q).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  2.06    Master Intellectual Property Ownership and License Agreement
          dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.04 from the 2000
          Third Quarter Form 10-Q).
  2.07    Employee Matters Agreement dated as of October 4, 2000 by
          and among Tality Corporation, the Registrant, Cadence
          Holdings, Inc. and Tality, LP (Incorporated by reference to
          Exhibit 2.05 from the 2000 Third Quarter Form 10-Q).
  2.08    Master Corporate Services Agreement dated as of October 4,
          2000 by and among Tality Corporation, the Registrant,
          Cadence Holdings, Inc. and Tality, LP (Incorporated by
          reference to Exhibit 2.06 from the 2000 Third Quarter Form
          10-Q).
  2.09    Real Estate Matters Agreement dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence
          Holdings, Inc. and Tality, LP (Incorporated by reference to
          Exhibit 2.07 from the 2000 Third Quarter Form 10-Q).
  2.10    Master Confidentiality Agreement dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence
          Holdings, Inc. and Tality, LP (Incorporated by reference to
          Exhibit 2.08 from the 2000 Third Quarter Form 10-Q).
  2.11    Indemnification and Insurance Matters Agreement dated as of
          October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.09 from the 2000
          Third Quarter Form 10-Q).
  2.12    Asset Purchase Agreement dated as of October 4, 2000 by and among the Registrant, Cadence Design System (Canada) Limited and Tality Canada Corporation (Incorporated by reference to
          Exhibit 2.10 from the 2000 Third Quarter Form 10-Q).
  2.13    Asset Purchase Agreement dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design
          Systems Limited (Incorporated by reference to Exhibit 2.11 from the 2000 Third Quarter Form 10-Q).
  2.14    Fixed Term License Agreement dated as of October 4, 2000
          between the Registrant and Tality, LP (Incorporated by
          reference to Exhibit 2.12 from the 2000 Third Quarter Form
          10-Q).
  2.15    Joint Technology Development and Support Agreement dated as of October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.13 from the 2000
          Third Quarter Form 10-Q).
  2.16    Joint Sales Agreement dated as of October 4, 2000 by and
          among Tality Corporation, the Registrant, Cadence Holdings,
          Inc. and Tality, LP (Incorporated by reference to Exhibit
          2.14 from the 2000 Third Quarter Form 10-Q).
  3.01    (a) The Registrant's Certificate of Ownership and Merger as
          filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit
          3.02(c) to the Registrant's Form S-1 Registration Statement
          (No. 33-23107) filed on July 18, 1988 (the 1988 Form S-1)).
          (b) The Registrant's Certificate of Designation of Series A
          Junior Participating Preferred Stock, as amended on February
          1, 2000, as filed with the Secretary of State of the State of Delaware on June 8, 1989 (Incorporated by reference to
          Exhibit 3A to the Registrant's Current Report on Form 8-K
          (No. 0-15867) filed on June 12, 1989 (the 1989 Form 8-K) and amended by Exhibit 4.01 to this Form 10-K).
          (c) The Registrant's Certificate of Designation of Series A
          Convertible Preferred Stock as filed with the Secretary of
          State of the State of Delaware on December 30, 1991
          (Incorporated by reference to Exhibit 3.01(f) from the
          Registrant's Form 10-K for the year ended December 31,
          1991).
          (d) The Registrant's Certificate of Amendment of Certificate
          of Incorporation as filed with the Secretary of State of the
          State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(i) to the Registrant's Form 10-Q for the
          quarter ended July 4, 1998 (the 1998 Second Quarter Form
          10-Q)).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
          (e) The Registrant's Restated Certificate of Incorporation
          as filed with the Secretary of State of the State of
          Delaware on May 13, 1998 (Incorporated by reference to
          Exhibit 3.01(j) to the 1998 Second Quarter Form 10-Q).
  3.02    The Registrant's Bylaws, as currently in effect
          (Incorporated by reference to Exhibit 3.02 to the 1987 Form
          S-1 and as amended by Exhibit 3-b to the 1989 Form 8-K and
          Exhibit 3.01 to the Registrant's Form 10-Q for the quarter ended April 3, 1999).
  4.01    Specimen Certificate of the Registrant's Common Stock
          (Incorporated by reference to Exhibit 4.01 to the
          Registrant's Form S-4 Registration Statement (No. 33-43400)
          filed October 17, 1991).
  4.02    Amended and Restated Rights Agreement, dated as of February
          1, 2000, between the Registrant and ChaseMellon Shareholder
          Services, L.L.C. which includes as exhibits thereto the
          Certificate of Designation for the Series A Junior
          Participating Preferred Stock, the form of Rights
          Certificate, and the Summary of Rights to Purchase Preferred
          Shares. (Incorporated by reference to Exhibit 4.02 to the
          Registrant's 2000 Annual Report on Form 10-K).
 10.01    The Registrant's 1987 Stock Option Plan, as amended and
          restated on February 23, 1998 (Incorporated by reference to the Registrant's Preliminary Proxy Statement filed on March
          16, 1998 (the 1998 Preliminary Proxy Statement)).
 10.02    Form of Stock Option Agreement and Form of Stock Option
          Exercise Request, as currently in effect under the
          Registrant's 1987 Stock Option Plan (Incorporated by
          reference to Exhibit 4.01 to the Registrant's Form S-8
          Registration Statement (No. 33-22652) filed on June 20,
          1988).
 10.03    The Registrant's 1988 Directors Stock Option Plan, as
          amended, including the Stock Option Grant and Form of Stock
          Option Exercise Notice and Agreement (the first document is
          Incorporated by reference to Exhibit 4.02 to the
          Registrant's Form S-8 Registration Statement (No. 33-53913)
          filed on May 31, 1994 (the 1994 Form S-8) and the latter two documents are Incorporated by reference to Exhibit
          10.08-10.10 to the 1988 Form S-1).
 10.04    The Registrant's 1993 Directors Stock Option Plan including the Form of Stock Option Grant (Incorporated by reference to
          Exhibit 10.04 of the 1994 Form S-8).
 10.05    The Registrant's 1995 Directors Stock Option Plan including the Form of Stock Option Grant (Incorporated by reference to
          Exhibit 10.05 to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 (the 1995 Form 10-K)).
 10.06    The Registrant's 1990 Employee Stock Purchase Plan, as
          amended on March 4, 1997 (Incorporated by reference to
          Exhibit 10.07 to the Registrant's Form 10-K for the fiscal year ended December 28, 1996).
 10.07    The Registrant's Senior Executive Bonus Plan (previously the
          Chief Executive Officer Bonus Plan for 1996), as amended
          January 1, 1998 (Incorporated by reference to the 1998
          Preliminary Proxy Statement).
 10.08    The Registrant's Deferred Compensation Plan for 1994
          (Incorporated by reference to Exhibit 10.09 to the 1994 Form
          10-K).
 10.09    The Registrant's 1996 Deferred Compensation Venture
          Investment Plan (Incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).
 10.10    The 1993 Non-Statutory Stock Option Plan (Incorporated by
          reference to Exhibit 4.05 to the 1994 Form S-8).
 10.11    The Registrant's Amended and Restated 401(k) Plan
          (Incorporated by reference to Exhibit 10.29 of the
          Registrant's Form 10-Q for the first quarter ended March 30,
          1996 (the 1996 First Quarter Form 10-Q)).
 10.12    Amendment, dated May 3, 1996 to Registrant's 1993
          Non-Statutory Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 1996 First Quarter Form 10-Q).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.13    Amendment, dated August 2, 1996 to the Registrant's 1993
          Non-Statutory Stock Option Plan, (Incorporated by reference to Exhibit 10.39 to the 1996 Second Quarter Form 10-Q).
 10.14    Distribution Agreement, dated April 28, 1997, among Cadence
          Design Systems (Ireland) Ltd., Cadence Design Systems K.K.,
          and Cadence Design Systems (Japan) B.V. (Incorporated by
          reference to Exhibit 10.48 to the Registrant's Form 10-Q for the second quarter ended June 28, 1997).
 10.15    CCT 1993 Equity Incentive Plan, Form of Equity Incentive
          Plan Stock Option Agreement, Form of Exercise of Equity
          Incentive Plan Stock Option and Form of Equity Incentive
          Plan Stock Option Exercise Agreement (Incorporated by
          reference to Exhibit 10.49 to the Registrant's Form S-4
          Registration Statement (No. 333-16779) filed on November 27,
          1996).
 10.16    Employment Agreement, dated October 19, 1997, between the
          Registrant and John R. Harding (Incorporated by reference to
          Exhibit 10.41 to the Registrant's Form 10-K for the fiscal year ended January 3, 1998 (the 1997 Form 10-K)).
 10.17    Indemnity Agreement, dated October 19, 1997, by and between the Registrant and John R. Harding (Incorporated by
          reference to Exhibit 10.44 to the 1997 Form 10-K).
 10.18    Form of Executive Severance Agreement (Incorporated by
          reference to Exhibit 10.43 to the 1997 Form 10-K).
 10.19    Revolving Credit Agreement, dated September 30, 1998, by and between ABN-AMRO Bank and the Registrant (Incorporated by
          reference to Exhibit 10.45 from the Registrant's Form 10-Q for the third quarter ended October 3, 1998 (the 1998 Third
          Quarter Form 10-Q)).
 10.20    Amendment, dated October 16, 1998, to the Revolving Credit
          Agreement, by and between ABN-AMRO Bank and the Registrant
          (Incorporated by reference to Exhibit 10.46 from the 1998
          Third Quarter Form 10-Q).
 10.21    Agreement and Plan of Reorganization, dated September 3,
          1998, by and among the Registrant, Ambit Design Systems,
          Inc., and Adirondack Transaction Corp. (Incorporated by
          reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K originally filed on September 30, 1998).
 10.22    Consulting Agreement, dated March 8, 1999, between the
          Registrant and George M. Scalise (Incorporated by reference to Exhibit 10.36 to the 1999 Form 10-K).
 10.23    Executive Termination and Release Agreement, dated May 24,
          1999, between Cadence and John R. Harding (Incorporated by reference to Exhibit 10.48 from the Registrant's Form 10-Q for the second quarter ended July 3, 1999 (the 1999 Second
          Quarter Form 10-Q)).
 10.24    The Registrant's 1995 Directors Stock Option Plan, as
          amended May 5, 1999 (Incorporated by reference to Exhibit
          10.49 from the 1999 Second Quarter Form 10-Q).
 10.25    The Registrant's 1990 Employee Stock Purchase Plan, as
          amended May 5, 1999 (Incorporated by reference to Exhibit
          10.50 from the 1999 Second Quarter Form 10-Q).
 10.26    Employment Agreement, dated September 16, 1999, between the
          Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 from the Registrant's Form 10-Q for the
          third quarter ended October 2, 1999 (the 1999 Third Quarter
          Form 10-Q)).
 10.27    Consulting Agreement, dated July 1999, between the
          Registrant and Alberto Sangiovanni-Vincentelli (Incorporated
          by reference to Exhibit 10.52 from the 1999 Third Quarter
          Form 10-Q).
 10.28    Design Acceleration, Inc. 1994 Stock Option Plan
          (Incorporated by reference to Exhibit 99 to the Registrant's
          Form S-8 Registration Statement (No. 333-71717) originally filed on February 3, 1999).
 10.29    Quickturn Design Systems, Inc. 1988 Stock Option Plan, as
          amended, (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.30    Pi Design Systems, Inc. 1990 Stock Option Plan, as amended,
          (Incorporated by reference to Exhibit 99.2 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.31    Quickturn Design Systems, Inc. 1992 Key Executive Stock
          Option Plan, as amended, (Incorporated by reference to
          Exhibit 99.3 to the Registrant's Form S-8 Registration
          Statement (No. 333-69589) filed on June 7, 1999).
 10.32    Quickturn Design Systems, Inc. 1993 Employee Qualified Stock
          Purchase Plan, as amended, (Incorporated by reference to
          Exhibit 99.4 to the Registrant's Form S-8 Registration
          Statement (No. 333-69589) filed on June 7, 1999).
 10.33    Quickturn Design Systems, Inc. 1994 Outside Director Stock
          Option Plan (Incorporated by reference to Exhibit 99.7 to
          the Registrant's Form S-8 Registration Statement (No.
          333-69589) filed on June 7, 1999).
 10.34    Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan,
          as amended, (Incorporated by reference to Exhibit 99.5 to
          the Registrant's Form S-8 Registration Statement (No.
          333-69589) filed on June 7, 1999).
 10.35    Quickturn Design Systems, Inc. 1997 Stock Option Plan, as
          amended, (Incorporated by reference to Exhibit 99.6 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.36    SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option
          Plan (Incorporated by reference to Exhibit 99.8 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.37    OrCAD, Inc. 1991 Non-Qualified Stock Option Plan
          (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement (No. 333-85591)
          filed on August 19, 1999).
 10.38    OrCAD, Inc. 1995 Stock Option Plan (Incorporated by
          reference to Exhibit 99.2 to the Registrant's Form S-8
          Registration Statement (No. 333-85591) filed on August 19,
          1999).
 10.39    OrCAD, Inc. Amended 1995 Stock Incentive Plan (Incorporated
          by reference to Exhibit 99.3 to the Registrant's Form S-8
          Registration Statement (No. 333-85591) filed on August 19,
          1999).
 10.40    Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by
          reference to Exhibit 10.57 to the 1999 Form 10-K).
 10.41    Diablo Research Company LLC 1997 Stock Option Plan
          (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement (No. 333-93609)
          filed on December 24, 1999).
 10.42    Diablo Research Company LLC 1999 Stock Option Plan
          (Incorporated by reference to Exhibit 99.2 to the
          Registrant's Form S-8 Registration Statement (No. 333-93609)
          filed on December 24, 1999).
 10.43    The Registrant's 2000 Non-Statutory Equity Incentive Plan
          (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement filed on March
          27, 2000).
 10.44    Form of Indemnity Agreement between Cadence Design Systems,
          Inc. and its directors and executive officers (Incorporated by reference to Exhibit 10.01 from the 2000 Second Quarter
          Form 10-Q).
 10.45    Credit Agreement, dated as of September 29, 2000, by and
          among the Registrant and ABN AMRO Bank N.V., Bank One, N.A.,
          KeyBank National Association and UBS AG, Stamford Branch
          (Incorporated by reference to Exhibit 10.01 from the 2000
          Third Quarter Form 10-Q).
 10.46    364 Day Credit Agreement, dated as of September 29, 2000, by and among the Registrant and ABN AMRO Bank N.V., Bank One,
          N.A., KeyBank National Association and UBS AG, Stamford
          Branch (Incorporated by reference to Exhibit 10.02 from the
          2000 Third Quarter Form 10-Q).
 10.47    The Registrant's 1997 Stock Option Plan, as amended on
          November 1, 2000 (Incorporated by reference to Exhibit 10.03 from the 2000 Third Quarter Form 10-Q).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.48    The Registrant's 2000 Non-Statutory Equity Incentive Plan,
          as amended (Incorporated by reference to the Registrant's
          Form S-8 Registration Statement filed on November 13, 2000).
 10.49    Employment Agreement between Tality Corporation and Robert
          P. Wiederhold dated as of July 14, 2000 (Incorporated by
          reference to Exhibit 10.05 from the 2000 Third Quarter Form
          10-Q).
 10.50    Tality Corporation 2000 Equity Incentive Plan, as amended
          (Incorporated by reference to Exhibit 10.06 from the 2000
          Third Quarter Form 10-Q).
 10.51    Tality Corporation Directors Stock Option Plan (Incorporated
          by reference to Exhibit 10.07 from the 2000 Third Quarter
          Form 10-Q).
 10.52    Employment Agreement between Ronald R. Barris and the
          Registrant, dated July 1, 2000.
 10.53    Description of the Registrant's Stock Purchase Program.
 10.54    Form of Promissory Note and Pledge Agreement for employees of the Registrant delivered in connection with purchases of shares of Tality Corporation restricted common stock.
 10.55    Form of Promissory Note between Ronald R. Barris and the
          Registrant, dated September 18, 2000.
 21.01    Subsidiaries of the Registrant.
 23.01    Consent of Arthur Andersen LLP.
 23.02    Consent of PricewaterhouseCoopers LLP.

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

(d) Financial Statement Schedule:

     See Item 14. (a) 2 of this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cadence Design Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of Cadence's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Quickturn Design Systems, Inc., for the fiscal year ended December 31, 1998, a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Acquisitions in the Notes to Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Cadence Design Systems, Inc. and reflect total revenues of eight percent of the related consolidated total for the fiscal year ended January 2, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Quickturn Design Systems, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Jose, California
January 19, 2001
(Except for the matter
discussed in Subsequent
Event, as to which the
date is February 28, 2001)

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Quickturn Design Systems, Inc.:

     In our opinion, the consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Quickturn Design Systems, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Quickturn Design Systems, Inc. for any period subsequent to December 31, 1998.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 15, 1999

                          CADENCE DESIGN SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 2000 AND JANUARY 1, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 2000         1999
                                                              ----------   ----------
Current Assets:
  Cash and cash equivalents.................................  $   85,220   $  111,401
  Short-term investments....................................      51,749        7,357
  Receivables, net..........................................     289,468      248,034
  Inventories, net..........................................      20,149       19,872
  Prepaid expenses and other................................     110,262       93,248
                                                              ----------   ----------
          Total current assets..............................     556,848      479,912
Property, plant and equipment, net..........................     368,879      330,409
Software development costs, net.............................      10,738       10,692
Acquired intangibles, net...................................     326,518      402,154
Installment contract receivables............................      38,420       84,160
Other assets................................................     175,918      152,332
                                                              ----------   ----------
                                                              $1,477,321   $1,459,659
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.......  $    2,212   $    3,924
  Accounts payable and accrued liabilities..................     273,594      265,518
  Deferred revenue..........................................     215,768      152,116
                                                              ----------   ----------
          Total current liabilities.........................     491,574      421,558
                                                              ----------   ----------
Long-Term Liabilities:
  Long-term debt and capital leases.........................       3,298       25,024
  Minority interest.........................................      11,612           41
  Other long-term liabilities...............................      61,372       26,887
                                                              ----------   ----------
          Total long-term liabilities.......................      76,282       51,952
                                                              ----------   ----------
Stockholders' Equity:
  Preferred stock -- $0.01 par value; authorized 400 shares
     in 2000 and 1999, none issued or outstanding...........          --           --
  Common stock and capital in excess of $0.01 par value
     Authorized: 600,000 shares
     Issued: 255,637 shares in 2000 and 253,768 shares in
      1999
     Outstanding: 243,662 shares in 2000 and 243,328 shares
      in 1999...............................................     847,099      858,189
  Treasury stock at cost: 11,975 shares in 2000 and 10,440
     shares in 1999.........................................    (256,260)    (240,748)
  Deferred compensation.....................................     (60,978)        (229)
  Retained earnings.........................................     394,224      344,247
  Accumulated other comprehensive income (loss).............     (14,620)      24,690
                                                              ----------   ----------
          Total stockholders' equity........................     909,465      986,149
                                                              ----------   ----------
                                                              $1,477,321   $1,459,659
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Revenue:
  Product..................................................  $  627,429   $  505,459   $  760,441
  Services.................................................     335,967      294,916      265,211
  Maintenance..............................................     316,154      292,928      294,528
                                                             ----------   ----------   ----------
          Total revenue....................................   1,279,550    1,093,303    1,320,180
                                                             ----------   ----------   ----------
Costs and Expenses:
  Cost of product..........................................      89,937       79,504       77,513
  Cost of services.........................................     215,605      191,760      188,793
  Cost of maintenance......................................      63,315       53,579       52,386
  Amortization of acquired intangibles.....................      80,503       61,788       18,472
  Marketing and sales......................................     390,139      354,205      340,295
  Research and development.................................     263,947      219,181      202,810
  General and administrative...............................      94,478       86,735       86,828
  Amortization of deferred stock compensation(1)...........      11,390           --           --
  Unusual items............................................       6,821       59,301      263,595
                                                             ----------   ----------   ----------
          Total costs and expenses.........................   1,216,135    1,106,053    1,230,692
                                                             ----------   ----------   ----------
Income (loss) from operations..............................      63,415      (12,750)      89,488
  Other income, net........................................       4,581        1,370       10,558
                                                             ----------   ----------   ----------
Income (loss) before provision for income taxes............      67,996      (11,380)     100,046
  Provision for income taxes...............................      18,019        2,695       74,922
                                                             ----------   ----------   ----------
Net income (loss)..........................................  $   49,977   $  (14,075)  $   25,124
                                                             ==========   ==========   ==========
Basic Net Income (Loss) Per Share..........................  $     0.20   $    (0.06)  $     0.11
                                                             ==========   ==========   ==========
Diluted Net Income (Loss) Per Share........................  $     0.19   $    (0.06)  $     0.10
                                                             ==========   ==========   ==========
Weighted average common shares outstanding.................     244,565      242,037      234,605
                                                             ==========   ==========   ==========
Weighted average common and potential common shares
  outstanding -- assuming dilution.........................     262,696      242,037      257,862
                                                             ==========   ==========   ==========

---------------
(1) Amortization of deferred stock compensation would be classified as follows:

Cost of services...........................................  $    3,445   $       --   $       --
Marketing and sales........................................       2,131           --           --
Research and development...................................         498           --           --
General and administrative.................................       5,316           --           --
                                                             ----------   ----------   ----------
                                                             $   11,390   $       --   $       --
                                                             ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                COMMON STOCK
                                            ---------------------
                                                       PAR VALUE                                                     ACCUMULATED
                                                      AND CAPITAL     TREASURY STOCK        DEFERRED                    OTHER
                            COMPREHENSIVE              IN EXCESS    -------------------      STOCK       RETAINED   COMPREHENSIVE
                               INCOME       SHARES      OF PAR      SHARES     AMOUNT     COMPENSATION   EARNINGS      INCOME
                            -------------   -------   -----------   -------   ---------   ------------   --------   -------------
BALANCE, JANUARY 3,
 1998.....................                  236,785    $593,742      (6,739)  $ (97,285)    $   (573)    $333,198     $ (7,719)
 Purchase of treasury
   stock..................                       --          --      (6,479)   (172,171)          --           --           --
 Issuance of common
   stock..................                   10,586      85,096       1,804      30,400           --           --           --
 Tax benefits from
   employee stock
   transactions...........                       --     109,713          --          --           --           --           --
 Treasury stock issued in
   connection with
   acquisitions...........                       --      26,957       1,155      19,639           --           --           --
 Treasury stock issued in
   connection with
   warrants exercised.....                       --         322         100          --           --           --           --
 Equity adjustments
   related to
   acquisitions...........                       --       2,494          --          --           --           --           --
 Amortization of deferred
   compensation...........                       --          --          --          --          227           --           --
 Net income...............    $ 25,124           --          --          --          --           --       25,124           --
 Unrealized holding gain
   on marketable
   securities.............          37                                                                                      37
 Translation loss.........      (1,371)          --          --          --          --           --           --       (1,371)
                              --------      -------    --------     -------   ---------     --------     --------     --------
                              $ 23,790
                              ========
BALANCE, JANUARY 2,
 1999.....................                  247,371     818,324     (10,159)   (219,417)        (346)     358,322       (9,053)
 Purchase of treasury
   stock..................                       --          (2)     (4,585)   (115,832)          --           --           --
 Issuance of common
   stock..................                    5,126      (2,549)      3,654      80,466           --           --           --
 Issuance of common stock
   in connection with
   warrants exercised.....                    1,271      13,340          --          --           --           --           --
 Tax benefits from
   employee stock
   transactions...........                       --      10,305          --          --           --           --           --
 Treasury stock issued in
   connection with
   acquisitions...........                       --       2,089         650      14,035           --           --           --
 Equity adjustments
   related to
   acquisitions...........                       --      16,682          --          --           --           --           --
 Amortization of deferred
   compensation...........                       --          --          --          --          117           --           --
 Net loss.................    $(14,075)          --          --          --          --           --      (14,075)          --
 Unrealized holding gain
   on marketable
   securities.............      36,249           --          --          --          --           --           --       36,249
 Translation loss.........      (2,506)          --          --          --          --           --           --       (2,506)
                              --------      -------    --------     -------   ---------     --------     --------     --------
                              $ 19,668
                              ========
BALANCE, JANUARY 1,
 2000.....................                  253,768     858,189     (10,440)   (240,748)        (229)     344,247       24,690
 Purchase of treasury
   stock..................                       --          --     (11,737)   (234,418)          --           --           --
 Issuance of common
   stock..................                    1,869     (27,893)     10,202     218,906                        --           --
 Tax benefits from
   employee stock
   transactions...........                       --      11,470          --          --           --           --           --
 Equity adjustments
   related to
   acquisitions...........                       --       5,333          --          --           --           --           --
 Deferred stock
   compensation...........                                                                   (72,369)
 Amortization of deferred
 compensation -- Tality...                       --          --          --          --       11,390           --           --
 Amortization of deferred
  compensation -- other...                                                                       230
 Net income...............    $ 49,977           --          --          --          --           --       49,977           --
 Unrealized holding loss
   on marketable
   securities.............     (34,567)          --          --          --          --           --           --      (34,567)
 Translation loss.........      (4,743)          --          --          --          --           --           --       (4,743)
                              --------      -------    --------     -------   ---------     --------     --------     --------
                              $ 10,667
                              ========
BALANCE, DECEMBER 30,
 2000.....................                  255,637    $847,099     (11,975)  $(256,260)    $(60,978)    $394,224     $(14,620)
                                            =======    ========     =======   =========     ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash and Cash Equivalents at Beginning of Year..............  $ 111,401   $ 209,074   $ 221,030
                                                              ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net income (loss).........................................     49,977     (14,075)     25,124
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    206,810     163,896     109,105
    Asset impairment and write-off of equipment and
      non-current assets....................................         --      20,973         357
    Net investment gain on sale, equity loss, and
      write-downs...........................................    (12,404)      5,376       6,324
    Write-off of acquired in-process technology.............         --      20,700     194,100
    Minority interest expense (income)......................       (638)       (125)        256
    Provisions for losses on trade accounts receivable......      2,306       9,070       7,687
    Changes in current assets and liabilities, net of effect
      of acquired and disposed businesses:
      Receivables...........................................   (267,315)   (153,662)   (191,641)
      Inventories...........................................     (5,739)     (9,969)     (2,439)
      Prepaid expenses and other............................    (16,308)     12,462      21,410
      Deferred income taxes.................................    (29,039)     (1,431)     24,725
      Installment contract receivables......................     89,263      57,008    (127,284)
      Accounts payable and accrued liabilities..............     15,580     (22,021)    171,686
      Tax benefit on stock option exercises.................     11,470      10,305     109,713
      Deferred revenue......................................     63,652      37,694     (10,925)
      Other long-term liabilities...........................     34,485      (8,979)   (111,045)
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........    142,100     127,222     227,153
                                                              ---------   ---------   ---------
Cash Flows From Investing Activities:
  Maturities of short-term
    investments -- held-to-maturity.........................        998      25,990      60,367
  Purchases of short-term investments -- held-to-maturity...         --         (43)    (35,872)
  Maturities of short-term
    investments -- available-for-sale.......................      6,309      26,349     564,136
  Purchases of short-term
    investments -- available-for-sale.......................    (49,636)        (15)   (513,241)
  Purchases of property, plant, and equipment...............   (119,471)   (110,444)   (121,395)
  Capitalization of software development costs..............    (28,435)    (25,684)    (21,695)
  Increase in acquired intangibles and other assets.........    (37,578)    (28,490)    (82,856)
  Investment in venture capital partnership and equity
    investment..............................................      6,321      (9,144)    (13,037)
  Cash effect of business acquisitions and dispositions.....     (4,503)   (133,055)   (352,326)
  Sale of put warrants......................................     42,440       3,609      14,812
  Purchase of call options..................................    (42,440)     (3,609)    (14,812)
                                                              ---------   ---------   ---------
         Net cash used for investing activities.............   (225,995)   (254,536)   (515,919)
                                                              ---------   ---------   ---------
Cash Flows From Financing Activities:
  Proceeds from long-term notes payable.....................     60,000     267,069     150,000
  Principal payments on long-term notes payable and capital
    leases..................................................    (83,704)   (378,320)    (17,757)
  Proceeds from minority interest...........................      1,375          --          --
  Proceeds from issuance of common stock....................    117,329      91,244     104,763
  Purchases of treasury stock...............................   (232,958)   (115,832)   (170,830)
  Proceeds from transfer of financial assets in exchange for
    cash....................................................    201,164     167,680     211,919
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........     63,206      31,841     278,095
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................     (5,492)     (2,200)     (1,285)
                                                              ---------   ---------   ---------
Decrease in cash and cash equivalents.......................    (26,181)    (97,673)    (11,956)
                                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Year....................  $  85,220   $ 111,401   $ 209,074
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

CADENCE

     Cadence provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help its customers optimize their product development processes. Cadence is a supplier of end-to-end products and services, which are used by companies to design and develop complex chips and electronic systems including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

     On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality's separation from Cadence was substantially completed on October 4, 2000, and accordingly the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. On October 9, 2000, Cadence announced that the postponement of Tality's IPO due to unfavorable market conditions. Therefore, the financial statements and financial information in this Annual Report on Form 10-K do not give effect to the IPO.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. Investments in companies in which ownership interests range from 20% to 50% are accounted for using the equity method of accounting. Cadence has one investment with ownership interest less than 20% which is accounted for using the equity method of accounting due to the fact Cadence has significant influence on this investment.

     Cadence's fiscal year end is the Saturday closest to December 31. Certain prior year consolidated financial statement balances have been reclassified to conform to the 2000 presentation.

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

     FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income
(loss) for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

                          CADENCE DESIGN SYSTEMS, INC.

     DERIVATIVE FINANCIAL INSTRUMENTS

     Cadence enters into foreign currency forward exchange contracts and purchases foreign currency put options with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities and probable but not firmly committed transactions, respectively. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in other income, net, in the accompanying consolidated statements of operations, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded in accrued liabilities.

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

     REVENUE RECOGNITION

     Product revenue consists principally of revenue earned under software license agreements and is generally recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If vendor-specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. Revenue associated with software products under subscription licenses is recognized ratably over the license period because the agreements allow customers to exchange licensed products for unspecified future technology. Installment contract receivables result from customer contracts with Cadence's top-rated credit customers. Cadence uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Emulation hardware product revenue is recognized upon installation.

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

                          CADENCE DESIGN SYSTEMS, INC.

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

     Management determines the appropriate classification of its investments at the time of purchase. Securities classified as held-to-maturity are stated at amortized cost based on Cadence's positive intent to hold such securities until maturity. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Securities classified as available-for-sale are stated at fair value, with the unrealized gains and losses reported as a component of stockholders' equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net.

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

     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment is stated at cost. Depreciation and amortization are provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software............          3 - 8 years
Buildings..........................................         10 - 32 years
Leasehold and building improvements................   Shorter of the lease term
                                                     or the estimated useful life
Furniture and fixtures.............................          3 - 5 years
Equipment..........................................          3 - 5 years

     Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and with Emerging Issues Task Force Issue 00-2 "Accounting for Web Site Development Costs". Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Amortization of software developed for internal use and web site development costs begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product, generally three years.

     Cadence recorded depreciation expense of property, plant, and equipment per ABP No. 12 for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 in the amount of $76.7 million, $68.0 million, and $60.8 million, respectively.

                          CADENCE DESIGN SYSTEMS, INC.

     SOFTWARE DEVELOPMENT COSTS AND ACQUIRED INTANGIBLES

     Cadence capitalizes software development costs in compliance with Statement of Financial Accounting Standards, or SFAS, No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. Technological feasibility is established at the completion of detail program design and testing. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a straight-line basis over the remaining estimated economic life of the product, which is generally three years.

     Cadence recorded amortization expense for software development costs per SFAS 86 for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 in the amount of $28.4 million, $26.6 million, and $23.7 million, respectively.

     Acquired intangibles represent purchase price in excess of acquired tangible assets and in-process technology in connection with business combinations accounted for as purchases and are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are five to seven years).

     It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of both the software development costs and acquired intangibles in the near term.

     LONG-LIVED ASSETS

     Cadence periodically reviews long-lived assets, certain identifiable intangibles, and goodwill related to these assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of."

     For assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

     Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash investments, short-term investments, long-term investments, accounts receivable, forward contracts and put options, and call options purchased in conjunction with Cadence's stock repurchase programs. Cadence's investment policy primarily limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence's customer base and their dispersion across geographies. Credit exposure related to the forward contracts and the call options is limited to the realized and unrealized gains on

                          CADENCE DESIGN SYSTEMS, INC.

these contracts. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment. Cadence has not experienced any losses due to credit impairment related to its financial instruments.

     ACCRUED WARRANTY

     Cadence provides an accrual for future warranty costs based on the historical relationship of revenue to warranty costs incurred.

     NEW ACCOUNTING STANDARDS

     In September 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which was taken up to address implementation of the EITF's March 2000 final consensus of EITF Issue No. 00-7, "Application of EITF Issue No. 96-13 to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Outside the Control of the Issuer Occur." The final consensus in Issue 00-7 generally stated that equity derivative contracts that contain provisions that implicitly or explicitly require net cash settlement outside of the control of the company must be treated as assets and liabilities and carried at fair value with changes in fair value recognized in earnings rather than equity instruments carried at original cost and reported as part of permanent equity. This interpretation becomes effective June 30, 2001 and is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. It requires a company, after a transfer of financial assets, to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfer and servicing of financial assets and extinguishments after March 31, 2001, as well as for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The adoption of this statement is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In March 2000, the Financial Accounting Standards Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Cadence adopted SAB 101 in the fourth quarter of its fiscal 2000. The adoption of this statement did not have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, SFAS No. 137, "Accounting for Derivative

                          CADENCE DESIGN SYSTEMS, INC.

Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The adoption of this statement is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

BALANCE SHEET COMPONENTS

     A summary of balance sheet components follows:

                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Receivables:
  Accounts receivable.......................................  $ 284,322    $ 201,951
  Installment contract receivables--current.................     47,148       90,671
                                                              ---------    ---------
     Total Receivables......................................    331,470      292,622
  Less: Allowances..........................................    (42,002)     (44,588)
                                                              ---------    ---------
     Receivables, net.......................................  $ 289,468    $ 248,034
                                                              =========    =========
Inventories:
  Raw materials.............................................  $  17,897    $  19,033
  Work in process...........................................      2,252          839
                                                              ---------    ---------
     Inventories, net.......................................  $  20,149    $  19,872
                                                              =========    =========
Prepaid Expenses and Other:
  Prepaid expenses and other................................  $  57,286    $  61,779
  Deferred income taxes.....................................     52,976       31,469
                                                              ---------    ---------
     Prepaid expenses and other, net........................  $ 110,262    $  93,248
                                                              =========    =========
Property, Plant, and Equipment:
  Computer equipment and related software...................  $ 324,678    $ 261,696
  Buildings.................................................     97,169       96,735
  Land......................................................     68,544       64,745
  Leasehold and building improvements.......................     65,014       61,552
  Furniture and fixtures....................................     53,572       57,488
  Equipment.................................................     43,882       43,978
  Construction in progress and internally developed
     software...............................................     36,760       16,761
                                                              ---------    ---------
     Total cost.............................................    689,619      602,955
Less: Accumulated depreciation and amortization.............   (320,740)    (272,546)
                                                              ---------    ---------
     Property, plant, and equipment, net....................  $ 368,879    $ 330,409
                                                              =========    =========
Software Development Costs:
  Cost......................................................  $  63,133    $  49,298
  Less: Accumulated amortization............................    (52,395)     (38,606)
                                                              ---------    ---------
     Software development costs, net........................  $  10,738    $  10,692
                                                              =========    =========
Acquired Intangibles:
  Goodwill and other intangibles............................  $ 464,712    $ 454,805
  Purchased software........................................     62,876       58,199
  Less: Accumulated amortization............................   (201,070)    (110,850)
                                                              ---------    ---------
     Acquired intangibles, net..............................  $ 326,518    $ 402,154
                                                              =========    =========
Accounts Payable and Accrued Liabilities:
  Payroll and payroll related accruals......................  $ 148,051    $ 129,174
  Other accrued liabilities.................................     90,219       97,902
  Accounts payable..........................................     35,324       38,442
                                                              ---------    ---------
     Accounts payable and accrued liabilities...............  $ 273,594    $ 265,518
                                                              =========    =========

                          CADENCE DESIGN SYSTEMS, INC.

FINANCIAL INSTRUMENTS

     INVESTMENTS

     A summary of Cadence's held-to-maturity and available-for-sale investment portfolios follows:

                                                               2000        1999
                                                              -------    --------
                                                                (IN THOUSANDS)
Held-to-maturity:
  Corporate debt securities.................................  $    --    $    998
                                                              -------    --------
          Total held-to-maturity............................       --         998
                                                              -------    --------
Available-for-sale:
  Time Deposit..............................................   49,750          --
  Money Market Funds........................................    6,977      40,504
  Commercial paper..........................................    2,151          --
  Corporate debt securities.................................    1,999       7,163
  Auction rate securities...................................       --       6,000
  Repurchase agreements.....................................       --       5,000
  U.S. Government notes.....................................       --         997
  Foreign debt securities...................................       --         194
                                                              -------    --------
     Total available-for-sale...............................   60,877      59,858
                                                              -------    --------
          Total investment securities.......................   60,877      60,856
Less: Cash equivalents......................................   (9,128)    (51,504)
                                                              -------    --------
          Total short-term and long-term investments........  $51,749    $  9,352
                                                              =======    ========

     All investments outstanding as of December 30, 2000 will mature in fiscal 2001.

     Excluding corporate debt securities, the carrying value of cash and cash equivalents, short-term investments, and long-term investments approximates fair value (based on quoted market prices) of such investments. Accordingly, the gross realized and unrealized gains and losses were immaterial for each of the two years presented. As of December 30, 2000 and January 1, 2000, the unrealized gain on the corporate debt securities was negligible.

     FINANCING

     Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the fiscal years ended December 30, 2000 and January 1, 2000, Cadence transferred accounts receivable totaling $201.2 million and $167.7 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Transfers of accounts receivable for cash are reported in Cadence's consolidated statements of cash flows as a financing activity.

                          CADENCE DESIGN SYSTEMS, INC.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The following table shows the notional principal and fair value of Cadence's derivative financial instruments as of December 30, 2000 and January 1, 2000:

                                                              2000                    1999
                                                       -------------------    --------------------
                                                       NOTIONAL      FAIR     NOTIONAL      FAIR
                                                       PRINCIPAL    VALUE     PRINCIPAL     VALUE
                                                       ---------    ------    ---------    -------
                                                                     (IN THOUSANDS)
Forward contracts....................................   $35,576     $2,689     $73,135     $(2,530)
Put options..........................................   $    --     $   --     $27,779     $   323

     The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 30, 2000, and January 1, 2000. As of December 30, 2000 and January 1, 2000, the credit risk associated with the forward contracts and put options was negligible. Although the table above reflects the notional principal and fair value amounts of Cadence's foreign exchange instruments, it does not reflect the gains or losses associated with the underlying exposures and underlying transactions. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

ACQUISITIONS

     DIABLO RESEARCH COMPANY LLC

     In December 1999, Cadence acquired all of the outstanding stock of Diablo Research Company LLC for $39.9 million in cash in a transaction accounted for as a purchase. Diablo was a high-technology engineering services firm with expertise in wireless communication, global positioning satellite solutions, and data transfer and home automation markets. In connection with the acquisition, Cadence added approximately 100 qualified engineers with the requisite education and experience to service existing and potential clients, develop and introduce new technology and respond to changing design environments and standards. In connection with the acquisition, Cadence acquired goodwill of $29.9 million which is being amortized over five years, and acquired workforce intangibles of $11 million, which is being amortized over three years

     ORCAD, INC.

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

     Management estimated that $11.8 million of the purchase price for OrCAD represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty

                          CADENCE DESIGN SYSTEMS, INC.

surrounding the successful development of the acquired in-process technology. The acquired in-process technology became commercially viable in 1999 and 2000. The value of other intangible assets acquired may become impaired.

     Comparative pro forma financial information has not been presented because the results of operations of Diablo and OrCAD were not material to Cadence's consolidated financial statements, either individually or in the aggregate.

     QUICKTURN DESIGN SYSTEMS, INC.

     In May 1999, Cadence completed its merger with Quickturn Design Systems, Inc. Quickturn designed, manufactured, sold, and supported hardware and software products that verified the design of computer chips and electronic systems. Cadence acquired all of the outstanding shares of Quickturn common stock in a tax-free, stock-for-stock transaction for approximately 24.6 million shares of Cadence common stock. The acquisition was accounted for as a pooling of interests. In addition, Cadence assumed all outstanding stock options and warrants of Quickturn. All prior period consolidated financial statements were restated as if the merger took place at the beginning of such periods, in accordance with required pooling of interests accounting and disclosures. Revenue and net income (loss) of the separate companies for the fiscal year preceding the acquisition is as follows:

                                                                YEAR ENDED
                                                              JANUARY 2, 1999
                                                              ---------------
                                                              (IN THOUSANDS)
Revenue:
Cadence, as previously reported.............................    $1,216,070
Quickturn...................................................       104,110
                                                                ----------
  Combined..................................................    $1,320,180
                                                                ==========
Net Income (Loss):
Cadence, as previously reported.............................    $   31,982
Quickturn...................................................        (6,858)
                                                                ----------
  Combined..................................................    $   25,124
                                                                ==========

     DESIGN ACCELERATION, INC.

     In January 1999, Cadence acquired Design Acceleration, Inc., or DAI, a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million and the acquisition was accounted for as a purchase. In connection with the acquisition, Cadence acquired net intangibles of $24.1 million. The results of operations of DAI and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

     Management estimated that $8.9 million of the purchase price for DAI represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty

                          CADENCE DESIGN SYSTEMS, INC.

surrounding the successful development of the purchased in-process technology. The acquired in-process technology became commercially viable in 2000. The value of other intangible assets acquired may become impaired. Comparative pro forma financial information has not been presented because the results of operations of DAI were not material to Cadence's consolidated financial statements.

     AMBIT DESIGN SYSTEMS, INC.

     In September 1998, Cadence acquired all of the outstanding stock of Ambit Design Systems, Inc. for cash. The total purchase price was $255 million and the acquisition was accounted for as a purchase. The results of operations of Ambit and the estimated fair value of the assets acquired and liabilities assumed are included in the accompanying consolidated financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over seven years.

     Management estimated that $106.5 million of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The acquired in-process technology became commercially viable in 1999 and 2000. The value of other intangible assets acquired may become impaired.

     In connection with the acquisition, net assets acquired were as follows:

                                                              (IN THOUSANDS)
Acquired intangibles, including in-process technology.......     $308,678
Property, plant, and equipment, net and other non-current
  assets....................................................        9,333
Cash, receivables, and other current assets.................        8,349
Current liabilities assumed.................................      (13,605)
Deferred income taxes.......................................      (57,765)
                                                                 --------
  Net assets acquired.......................................     $254,990
                                                                 ========

     The following table represents unaudited consolidated pro forma financial information as if Cadence and Ambit had been combined as of the beginning of the period presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Cadence and Ambit been a combined company during the specified period. The pro forma results include the effects of the amortization

                          CADENCE DESIGN SYSTEMS, INC.

of acquired intangible assets and adjustments to the income tax provision. The pro forma combined results exclude acquisition-related charges for acquired in-process technology related to Ambit.

                                                              FISCAL YEAR ENDED
                                                               JANUARY 2, 1999
                                                              -----------------
                                                                 (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.....................................................     $1,330,996
                                                                 ==========
Net income..................................................     $  112,772
                                                                 ==========
Net income per common share:
  Basic.....................................................     $     0.48
                                                                 ==========
  Diluted...................................................     $     0.44
                                                                 ==========

     BELL LABS' INTEGRATED CIRCUIT DESIGN AUTOMATION GROUP

     In September 1998, Cadence acquired Bell Labs' Integrated Circuit Design Automation Group of Lucent Technologies Inc., or BLDA, for cash. The total purchase price was $58.0 million and the acquisition was accounted for as a purchase. The results of operations of BLDA and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

     Management estimated that $30.3 million of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The acquired in-process technology became commercially viable in 2000. The value of other intangible assets acquired may become impaired.

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

     Management estimated that $28.4 million of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. In the fourth quarter of fiscal

                          CADENCE DESIGN SYSTEMS, INC.

1999, Cadence recorded asset impairment charges of $13.3 million. See further discussion at "Asset Impairment."

     SYMBIONICS GROUP LIMITED

     In February 1998, Cadence acquired all of the outstanding stock of Symbionics Group Limited for approximately 1 million shares of Cadence common stock and $21.3 million of cash. Symbionics provided product development design services and intellectual property to leading electronics manufacturers in the wireless communications market. The total purchase price was $56.1 million and the acquisition was accounted for as a purchase. The results of operations of Symbionics and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition. In connection with the acquisition, Cadence acquired goodwill of $15.9 million and acquired intangibles of $11.5 million, representing assembled workforce, which are being amortized over five years.

     Management estimated that $28.5 million of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The acquired in-process technology became commercially viable in 1999. The value of other intangible assets acquired may become impaired.

     Comparative pro forma financial information has not been presented as the results of operations of BLDA, EXD, and Symbionics were not material to Cadence's consolidated financial statements, either individually or in the aggregate.

CREDIT FACILITY AND LONG-TERM DEBT

     On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility, referred to below as the 1998 Facility, of which $177.5 million terminated on September 27, 2000, and a $177.5 million was terminated immediately prior to closing of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the (i) Federal Funds Rate plus 0.50% and (ii) prime rate. As a result, Cadence's interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility

                          CADENCE DESIGN SYSTEMS, INC.

remains unused. The 2000 Facilities contain certain financial and other covenants. As of December 30, 2000, Cadence had no outstanding borrowing under these credit facilities.

     In October 1998, Cadence entered into a senior unsecured credit facility, referred to as the 1998 Facility, with a syndicate of banks that allowed Cadence to borrow up to $355 million. As amended in September and November of 1999, the 1998 Facility was divided between a $177.5 million two year revolving credit facility, referred to as the Two Year Facility, and a $177.5 million 364-day revolving credit facility convertible into a one year term loan, referred to as the 364-Day Facility. The Two Year and 364-Day Facilities were both terminated in September 2000 and were replaced by the new 2000 Facilities. As of January 1, 2000, Cadence had $20 million outstanding under the Two Year Facility at a weighted average interest rate of 8.11%.

     During the year ended December 30, 2000, Cadence repaid all of the $20 million outstanding under the 1998 Facility at January 1, 2000. At December 30, 2000, there were no borrowings outstanding under the 2000 Facilities.

     A summary of long-term debt and capital leases follows:

                                                               2000     1999
                                                              ------   -------
                                                               (IN THOUSANDS)
Capital lease obligations...................................  $5,510   $ 8,948
Revolving credit facility...................................      --    20,000
                                                              ------   -------
     Total..................................................   5,510    28,948
Less: Current portion.......................................   2,212     3,924
                                                              ------   -------
     Long-term debt and capital leases......................  $3,298   $25,024
                                                              ======   =======

COMMITMENTS

     Equipment and facilities are leased under various capital and operating leases expiring at various dates through the year 2017. Certain of these leases contain renewal options. Rental expense was $22.2 million, $25 million, and $25.1 million for 2000, 1999, and 1998, respectively.

     At December 30, 2000, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
For the years:
  2001......................................................  $2,458    $ 36,185
  2002......................................................   1,789      27,612
  2003......................................................   1,035      22,673
  2004......................................................     541      17,656
  2005......................................................      76      12,214
  Thereafter................................................      --      68,117
                                                              ------    --------
     Total lease payments...................................   5,899    $184,457
                                                                        ========
Less: Amount representing interest (Average interest rate of
  9.43%)....................................................     389
                                                              ------
     Present value of lease payments........................   5,510
Less: Current portion.......................................   2,212
                                                              ------
     Long-term portion......................................  $3,298
                                                              ======

     The cost of equipment under capital leases included in the consolidated balance sheets as property, plant, and equipment at December 30, 2000 and January 1, 2000 was approximately $11.6 million and $14 million,

                          CADENCE DESIGN SYSTEMS, INC.

respectively. Accumulated amortization of the leased equipment at December 30, 2000 and January 1, 2000 was approximately $6.2 million and $5.5 million, respectively.

CONTINGENCIES

     From time to time Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements, and employee relations matters.

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

     In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring Avant! from any further infringement of Cadence's copyrights in DESIGN FRAMEWORKII(R) software, or selling, licensing or copying such product derived from DESIGN FRAMEWORK II, including, but not limited to, Avant!'s ArcCell products. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the preliminary injunction.

     By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that court and ordered Avant! to post a $5 million bond in light of related criminal proceedings pending against Avant! and several of its executives.

     On September 7, 1999, the District Court ruled on the parties' Motions for Summary Adjudication, and granted in part, and denied in part, each party's motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence's copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence's trade secret claim based on Avant!'s use of Cadence's DESIGN FRAMEWORK II source code is barred by the release. The Ninth Circuit has agreed to hear both parties' appeal from the District Court's order. The trial date has been vacated pending a decision on the appeal and the outcome of the criminal case, for which the trial is scheduled to begin in April 2001.

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

                          CADENCE DESIGN SYSTEMS, INC.

unenforceable. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement to Quickturn of the attorneys' fees and costs it incurred in the litigation. Aptix has appealed the District's Court's judgment and, in the meantime, has agreed to post a $2 million bond to secure the judgment.

     On January 7, 1999, in the suit captioned Mentor Graphics Corporation, et. al. v. Lobo, et. al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC ("Mentor v. Lobo"), an amended complaint was filed and served by Mentor asserting claims against Cadence, Quickturn Design Systems, Inc. and its Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn's shareholders in connection with the merger between Quickturn and Cadence. Mentor alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders. Mentor further advised the court that it would seek an award of attorneys' fees related to its prosecution of the Mentor v. Lobo action. At the request of the court, on July 28, 2000, Mentor filed its brief in support of its standing to seek such an award. Cadence, Quickturn and the individual defendants have opposed Mentor's request. A hearing on the matter was held on February 1, 2001. The court has taken the matter under submission.

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

     In early 1999, Cadence entered into negotiations with Intelect Communications, Inc., and Intelect's wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability, and discovery has commenced. A trial date has been schedule for October 2001. Cadence believes that it has defenses to and disputes the allegations made by Intelect and DNA, including the allegation that a purchase contract was entered into, and intends to defend the action vigorously.

     On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn's MERCURY(TM) hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832 allegedly assigned to Mentor. At Quickturn's request, Cadence was added as a party defendant. Mentor has since asserted that Quickturn's MERCURYPLUS(TM) emulation systems also infringe U.S. Patent Nos. 5,777,489 and 5,790,832. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend itself against these claims. On December 14, 1999, this action was transferred to the U.S. District Court for the Northern District of California, and renumbered Civil Action No. C 99-5464 SI.

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

                          CADENCE DESIGN SYSTEMS, INC.

Cadence's Motion to Dismiss plaintiffs' claims was denied. Discovery is continuing. The defendants believe the complaint is without merit and intend to continue their vigorous defense of the allegations.

     On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 WHA. The suit alleges patent infringement of a U.S. Patent allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn. Cadence intends to vigorously defend itself against these claims, and has filed a counterclaim for declaratory judgment of invalidity of several patents allegedly assigned to Mentor. Following a motion by Cadence, the former Quickturn employee was dismissed as a party to the action. Discovery in the action has subsequently been consolidated with discovery in Civil Action No. C 99-5464, the Mentor v. Quickturn suit transferred from Delaware.

     In April 2000, Cadence filed suit against a former design services customer, IMI Telecommunications, Inc., for breach of contract relating to IMI Telecommunications' failure to make payments due and fulfill its obligations under a services agreement. Damages claimed by Cadence are approximately $1 million. The defendant countersued, alleging breach of oral contract, rescission, negligent misrepresentation and fraud by Cadence and claiming damages exceeding $100 million and seeking punitive damages exceeding $500 million. Cadence filed a motion to dismiss the defendant's counterclaims, and a hearing on this motion was held on October 2, 2000. A ruling has not yet been issued. Cadence believes that it has defenses to and disputes the allegations made by IMI Telecommunications and intends to defend the action vigorously.

     On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California (Case No. C-00-03291) accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor and seeking unspecified damages and injunctive relief. Quickturn and Cadence believe the complaint filed by Mentor is without substance and that the patent that is the subject of this suit in invalid and not infringed. Cadence and Quickturn are vigorously defending the claim. On November 3, 2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn's MERCURYPLUS emulation systems prior to trial of this action. The hearing on that motion is scheduled for March 30, 2001. The parties have agreed to consolidate this action with Civil Action Nos. C99-5464 and C 00-01030 WHA, described above, for purposes of discovery and pre-trial motions. A trial date of October 7, 2002 has been set for all three actions.

     On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor's proposed design verification approach (in which chip designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn's patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. On January 5, 2001, Quickturn and Cadence answered the complaint. In their answer, Quickturn and Cadence denied Mentor and Meta's contention, and asserted that Mentor and Meta's complaint lacks subject matter jurisdiction and is barred by res judicata and collateral estoppel. Quickturn and Cadence intend to vigorously contest this action.

     On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence, and alleged those causes of action as well as others against Intel Corporation and entities related to Intel. Uniden seeks compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximate $1 million owed for services rendered. Intel has filed a motion for forum non conviens requesting that the action to be moved to California. Cadence has joined in that motion. Cadence intends to vigorously defend the action brought by Uniden.

                          CADENCE DESIGN SYSTEMS, INC.

     Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the result of operations.

STOCKHOLDERS' EQUITY

     NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the years 2000, 1999, and 1998:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Weighted average common shares used to calculate basic
  net income (loss) per share.........................  244,565    242,037    234,605
  Options.............................................   17,053         --     22,778
  Puts................................................      400         --        257
  Warrants and other contingent common shares.........      678         --        222
                                                        -------    -------    -------
Weighted average common and potential common shares
  used to calculate diluted net income (loss) per
  share...............................................  262,696    242,037    257,862
                                                        =======    =======    =======

     Options to purchase 2,660,253 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2010. Warrants to purchase 140,000 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The warrants outstanding expire in June 2003. Put warrants to purchase 5,496,807 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The put warrants outstanding expire at various dated through November 2001.

     Options to purchase 56,181,714 shares of common stock were outstanding at January 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These options expire at various dates through 2009. Warrants to purchase 394,237 shares of common stock were outstanding at January 1, 2000, but were not included in the computation of diluted loss per share because their effect would be antidilutive. The warrants outstanding expire in February 2000 and June 2003. Put warrants to purchase 1,615,175 shares of common stock were outstanding at January 1, 2000, but were not included in the computation of diluted loss per share because their effect would be antidilutive. The put warrants outstanding expired in February 2000.

     Options to purchase 1,161,006 shares of common stock were outstanding at January 2, 1999, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2008. Warrants to purchase 170,400 shares of common stock were outstanding at January 2, 1999, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The warrants outstanding expired in August 1999. Put warrants to purchase 2,588,820 shares of common stock were outstanding at January 2, 1999, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The put warrants outstanding expired at various dated through November 1999.

                          CADENCE DESIGN SYSTEMS, INC.

     STOCK COMPENSATION PLANS

     Stock Option Plans

     Cadence's 2000 Non-Statutory Stock Option Plan, referred to as the 2000 Plan, provides for the issuance of non-qualified options to its employees to purchase up to 30,000,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 2000 Plan become exercisable over periods up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments. Options under the 2000 Plan generally expire ten years from the date of grant.

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

     Cadence's 1987 Employee Stock Option Plan, referred to as the 1987 Plan, provides for the issuance of either incentive or non-qualified options to its employees to purchase up to 71,370,100 shares of common stock at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the 1987 Plan become exercisable over periods of up to five years and generally expire five to ten years from the date of grant.

     Cadence's 1993 Non-Statutory Stock Option Plan, referred to as the 1993 Non-Statutory Plan, provides for the issuance of non-qualified options to its employees to purchase up to 24,750,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 1993 Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments. Options under the 1993 Non-Statutory Plan generally expire ten years from the date of grant.

     Under the 1995 and 1993 Directors' Stock Option Plans, referred to as the Directors' Plans, Cadence may grant non-qualified options to its non-employee directors for up to 2,032,502 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors' Plans have terms of up to ten years. Certain of the option grants vest one year from the date of grant, and other option grants vest one-third on the date which is one year from the date of grant and two-thirds ratably over the subsequent two years.

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

                          CADENCE DESIGN SYSTEMS, INC.

     A summary of the status of all of Cadence's stock option plans as of and during the years ended December 30, 2000, January 1, 2000, and January 2, 1999 follows:

                                       2000                      1999                     1998
                              -----------------------   ----------------------   -----------------------
                                             WEIGHTED                 WEIGHTED                  WEIGHTED
                                             AVERAGE                  AVERAGE                   AVERAGE
                                             EXERCISE                 EXERCISE                  EXERCISE
                                 SHARES       PRICE       SHARES       PRICE        SHARES       PRICE
                              ------------   --------   -----------   --------   ------------   --------
Outstanding at beginning of
  year......................    56,181,714    $14.29     42,678,756    $14.07      46,733,239    $11.28
  Assumption of acquired
     companies options......            --        --      2,649,553    $ 5.78         816,334    $ 2.83
  Granted...................    15,536,900    $19.65     25,205,953    $14.48      13,510,326    $18.64
  Exercised.................    (8,655,150)   $ 9.87     (6,658,815)   $ 7.64     (11,136,992)   $ 7.11
  Forfeited.................   (13,063,305)   $18.26     (7,693,733)   $16.50      (7,244,151)   $14.04
                              ------------              -----------              ------------
Outstanding at end of
  year......................    50,000,159    $15.53     56,181,714    $14.29      42,678,756    $14.07
                              ============              ===========              ============
Options exercisable at year
  end.......................    19,881,259               21,226,714                17,493,945
Options available for future
  grant.....................    38,544,937               11,541,925                19,261,461
Weighted average fair value
  of options granted during
  the year..................  $      10.84              $      9.19              $      13.52

     A summary of the status of all of Cadence's stock option plans at December 30, 2000 follows:

                                  OPTIONS OUTSTANDING
                 -----------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED                        ----------------------------------
                      NUMBER             AVERAGE           WEIGHTED           NUMBER            WEIGHTED
   RANGE OF       OUTSTANDING AT        REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
EXERCISE PRICES  DECEMBER 30, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 30, 2000   EXERCISE PRICE
---------------  -----------------   ----------------   --------------   -----------------   --------------
$ 0.14 - $ 5.00      2,179,525             2.9              $ 2.28           2,157,352           $ 2.27
$ 5.01 - $10.00      6,101,535             6.1              $ 7.08           4,748,444           $ 6.96
$10.01 - $15.00     19,286,899             7.9              $13.36           6,714,945           $13.53
$15.01 - $20.00     10,516,507             8.2              $18.08           3,430,146           $17.85
$20.01 - $25.00      9,888,640             8.7              $22.74           2,126,782           $22.67
$25.01 - $30.00      1,759,071             8.4              $26.43             487,602           $26.31
$30.01 - $35.00        237,982             7.4              $33.39             199,988           $33.80
$35.01 - $35.06         30,000             7.3              $35.06              16,000           $35.06
                    ----------                                              ----------
          Total     50,000,159                              $15.53          19,881,259           $13.00
                    ==========                                              ==========

     Stock Repurchase Plan

     Cadence has authorized three seasoned systematic stock repurchase programs under which it repurchases Cadence common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan, or ESPP, and the 2000 and 1997 Plans. Such repurchases are intended to cover Cadence's expected reissuances under the ESPP and the 2000 and 1997 Plans for the next 12 months and 24 months, respectively.

     As part of its authorized repurchase program, Cadence has sold put warrants through private placements. At December 30, 2000, there were 5.5 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at specified prices ranging from $19.77 to $24.39 per

                          CADENCE DESIGN SYSTEMS, INC.

share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic repurchase programs. At December 30, 2000, Cadence had 4 million call options outstanding at specified prices ranging from $20.02 to $24.64 per share. The put warrants and call options outstanding at December 30, 2000 expire on various dates through November 2001 and Cadence has the contractual ability to settle the options prior to their maturity. At December 30, 2000, the estimated fair value of the call options was approximately $26.2 million and the fair value of the put warrants was approximately $8.3 million.

     If exercised, Cadence has the right to settle the put warrants with common stock equal to the difference between the exercise price and the fair value at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence common stock. At December 30, 2000, Cadence had the ability to settle these put warrants with common stock and, therefore, no amount was classified out of stockholders' equity in the consolidated balance sheets. The effect of the exercise of these put warrants and call options is reported in the line titled "Purchase of treasury stock" within the consolidated statements of stockholders' equity.

     Employee Stock Purchase Plan

     Under the ESPP, Cadence is authorized to issue up to 23,500,000 shares of common stock to its employees. Under the terms of the ESPP, employees can choose to have up to 12% of their annual base earnings plus bonuses withheld to purchase Cadence common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or the end of the offering periods. The offering periods provide for concurrent 24 month offering periods with a new 24 month offering period starting every six months. Each offering period will be divided into four consecutive six month purchase periods. Under the ESPP, Cadence issued 3,168,839, 2,110,222, and 1,252,855 shares to employees in 2000, 1999, and 1998, respectively. The weighted average purchase price and the weighted average fair value of shares issued in 2000 was $9.36 and $20.75, respectively.

                          CADENCE DESIGN SYSTEMS, INC.

     Pro Forma Information

     This information is required to illustrate the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock --Based Compensation." The fair value of Cadence's options granted and shares purchased under the ESPP program for years ended December 30, 2000, January 1, 2000, and January 2, 1999 reported below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

                                                                STOCK OPTIONS
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Risk-free interest rate...............................    5.07%      5.90%      5.22%
Volatility factors of the expected market price of
  Cadence's common stock..............................      59%        62%        59%
Weighted average expected life of an option...........  5 Years    5 Years    4 Years

                                                        EMPLOYEE STOCK PURCHASE PLAN
                                                      ---------------------------------
                                                        2000        1999        1998
                                                      ---------   ---------   ---------
Risk-free interest rate, based on weighted
  average...........................................      6.03%       4.95%       5.21%
Volatility factors of the expected market price of
  Cadence's common stock............................        59%         62%         59%
Weighted average expected life of ESPP shares.......  0.5 Years   0.5 Years   0.5 Years

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

                                                       2000            1999           1998
                                                    -----------    ------------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported.....................................   $ 49,977       $ (14,075)      $ 25,124
                                                     ========       =========       ========
  Pro forma.......................................   $(65,296)      $(127,954)      $(57,569)
                                                     ========       =========       ========
Basic net income (loss) per share:
  As reported.....................................   $   0.20       $   (0.06)      $   0.11
                                                     ========       =========       ========
  Pro forma.......................................   $  (0.27)      $   (0.53)      $  (0.25)
                                                     ========       =========       ========
Diluted net income (loss) per share:
  As reported.....................................   $   0.19       $   (0.06)      $   0.10
                                                     ========       =========       ========
  Pro forma.......................................   $  (0.27)      $   (0.53)      $  (0.25)
                                                     ========       =========       ========

     The effects of applying SFAS No. 123 on pro forma disclosures of net income
(loss) and net income (loss) per share for 2000, 1999, and 1998 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years.

     WARRANTS

     At December 30, 2000, Cadence had warrants outstanding to purchase 140,000 shares of Cadence common stock at $3.22 per share. The warrants expire in June 2003 and can be exercised at any time in increments of not less than 50,000 shares.

                          CADENCE DESIGN SYSTEMS, INC.

     RESERVED FOR FUTURE ISSUANCE

     At December 30, 2000, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

                                                                SHARES
                                                              ----------
Employee stock option plans.................................  82,647,805
ESPP........................................................   5,493,394
Put warrants................................................   5,496,807
Directors stock option plans................................   1,602,170
Warrants....................................................     140,000
Other option agreements.....................................       7,500
                                                              ----------
     Total..................................................  95,387,676
                                                              ==========

     STOCKHOLDER RIGHTS PLAN

     In February 1996, Cadence adopted a new stockholder rights plan to protect its stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of Cadence common stock. As amended in February 2000, each share of Cadence common stock carries a right to purchase one one-thousandth ( 1/1000) of a share of Series A Junior Participating Preferred Stock, referred to as a Right, par value $0.01 per share, of Cadence at a price of $240 per one one-thousandth of a share, subject to adjustment. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right until the occurrence of certain events. The Rights expire on February 20, 2006.

     DEFERRED STOCK COMPENSATION

     Deferred stock compensation represents the difference between the exercise price of stock option grants to Tality employees and directors, and restricted stock sales to certain Cadence executives and key employees, and the deemed fair value of Tality's common stock at the time of those grants and sales. For the year ended December 30, 2000, Cadence recorded a total of $72.4 million of deferred stock compensation, $64.1 million related to the stock option grants, and $8.3 million related to the restricted stock sales. Cadence is amortizing deferred stock compensation to expense over the period during which the stock options and restricted stock vest, four years and one year, respectively

     OTHER COMPREHENSIVE INCOME

     The following table sets forth the components of other comprehensive income, net of income tax:

                                          2000                                    1999                    1998
                          -------------------------------------   ------------------------------------   -------
                          PRE-TAX    TAX (EXPENSE)   NET-OF-TAX   PRE-TAX   TAX (EXPENSE)   NET-OF-TAX   PRE-TAX
                           AMOUNT     ON BENEFIT       AMOUNT     AMOUNT     ON BENEFIT       AMOUNT     AMOUNT
                          --------   -------------   ----------   -------   -------------   ----------   -------
                                                              (IN THOUSANDS)
Other comprehensive
  income (loss):
  Unrealized holding
    gains (losses) on
    marketable
    securities..........  $(47,030)     $12,463       $(34,567)   $47,509     $(11,260)      $36,249     $   147
  Foreign currency
    translation loss....    (6,453)       1,710         (4,743)    (3,284)         778        (2,506)     (5,462)
                          --------      -------       --------    -------     --------       -------     -------
                          $(53,483)     $14,173       $(39,310)   $44,225     $(10,482)      $33,743     $(5,315)
                          ========      =======       ========    =======     ========       =======     =======

                                     1998
                          --------------------------
                          TAX (EXPENSE)   NET-OF-TAX
                           ON BENEFIT       AMOUNT
                          -------------   ----------
                                (IN THOUSANDS)
Other comprehensive
  income (loss):
  Unrealized holding
    gains (losses) on
    marketable
    securities..........     $ (110)       $    37
  Foreign currency
    translation loss....      4,091         (1,371)
                             ------        -------
                             $3,981        $(1,334)
                             ======        =======

                          CADENCE DESIGN SYSTEMS, INC.

INCOME TAXES

     The provision for income taxes consisted of the following components:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Current:
     Federal...........................................  $ 39,678   $ 16,391   $ 68,854
     State.............................................     6,369      1,771     14,925
     Foreign...........................................       716     10,376     27,979
                                                         --------   --------   --------
       Total current...................................    46,763     28,538    111,758
                                                         --------   --------   --------
Deferred (prepaid):
     Federal...........................................   (24,009)   (22,074)   (37,257)
     State.............................................    (3,486)    (5,486)    (6,958)
     Foreign...........................................    (1,249)     1,717      7,379
                                                         --------   --------   --------
       Total deferred (prepaid)........................   (28,744)   (25,843)   (36,836)
                                                         --------   --------   --------
          Total provision for income taxes.............  $ 18,019   $  2,695   $ 74,922
                                                         ========   ========   ========

     Income (loss) before income taxes included income of approximately $43.2 million for 2000, $11.5 million for 1999, and $1.6 million for 1998, from Cadence's foreign subsidiaries. The provision for income taxes is net of the benefit of operating loss carryforwards totaling $28.9 million for 2000, $28.3 million for 1999, and $3.9 million for 1998.

     The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Provision (benefit) computed at federal statutory
  rate.................................................  $ 23,799   $ (3,983)  $ 35,017
State income tax, net of federal tax effect............     6,369       (539)     7,125
Separation costs.......................................     2,451         --         --
Amortization of acquired intangibles...................     1,489    (11,429)     1,020
Other..................................................       693       (775)       948
Acquisition costs......................................        --      2,952     (2,679)
Foreign withholding taxes..............................        --         --      1,110
Foreign tax credit.....................................        --         --     (1,110)
Write-off of in-process technology.....................        --      7,245     46,615
Research and development tax credit....................        --     (5,219)    (6,891)
Foreign income tax at a higher (lower) rate............    (1,609)     3,014    (21,604)
Change in valuation allowance..........................   (15,173)    11,429     15,371
                                                         --------   --------   --------
  Provision for income taxes...........................  $ 18,019   $  2,695   $ 74,922
                                                         ========   ========   ========
Effective tax rate.....................................      26.5%     (23.7)%     74.9%
                                                         ========   ========   ========

                          CADENCE DESIGN SYSTEMS, INC.

     The components of deferred tax assets and liabilities consisted of the following:

                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred Tax Assets:
  Intangibles...............................................  $  71,726    $  53,625
  Accruals and reserves.....................................     37,194       34,939
  Sales returns and allowance...............................     30,957       20,865
  Tax credits...............................................     28,452       24,238
  Accrued intercompany royalty..............................     24,546       33,685
  Net operating losses......................................     10,617       12,241
  Other.....................................................     10,303       15,294
  Restructure reserves......................................      6,399       10,069
  Depreciation and amortization.............................         --       10,293
                                                              ---------    ---------
       Total deferred tax assets............................    220,194      215,249
  Valuation allowance -- provision for income taxes.........     (5,932)     (21,105)
  Valuation allowance -- equity and intangibles.............    (16,949)     (19,853)
                                                              ---------    ---------
       Net deferred tax assets..............................    197,313      174,291
                                                              ---------    ---------
Deferred Tax Liabilities:
  Intangibles...............................................    (89,743)     (85,856)
  Other.....................................................     (9,380)     (17,577)
  Depreciation and amortization.............................     (8,927)          --
  Capitalized software......................................     (6,560)      (7,570)
  Accrued intercompany royalty..............................         --       (9,624)
                                                              ---------    ---------
       Total deferred tax liabilities.......................   (114,610)    (120,627)
                                                              ---------    ---------
          Total net deferred tax assets.....................  $  82,703    $  53,664
                                                              =========    =========

     Cadence provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 30, 2000, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $228.7 million. At December 30, 2000, the unrecognized deferred tax liability for these earnings was approximately $64.4 million.

     The net valuation allowance for provision for income taxes decreased by $15.2 million in 2000. The valuation allowance for provision for income taxes decreased by $17.8 million due to tax planning which allowed Cadence to benefit from certain foreign deferred tax assets against domestic taxes. The valuation allowance for provision for income taxes also increased by $2.6 million due to the benefit of the amortization of Tality deferred stock compensation which will only be realized if the fair market value of Tality common stock on the date of exercise is greater than the exercise price of the Tality stock option.

     The net valuation allowance for equity and intangibles decreased by $2.9 million in 2000. The valuation allowance earmarked for equity and intangibles is due to domestic entities generating sufficient taxable income, including the deduction of stock options to realize certain domestic deferred tax assets. The remaining valuation allowance-equity and intangibles of $16.9 million is due to the uncertainty of domestic entities generating sufficient taxable income, including the deduction for stock options to realize certain domestic deferred tax assets. This portion of the valuation allowance, identified in the above table as "valuation allowance -- equity and intangibles", if realizable, may reduce other intangibles and may not be available to offset future provision for income taxes.

     The remaining net operating loss carryforwards will expire at various dates from 2001 through 2020 and federal tax credit carryforwards will expire at various dates from 2001 through 2015.

                          CADENCE DESIGN SYSTEMS, INC.

     A dispute between Cadence and the Internal Revenue Service regarding $15.6 million in tax credits for the tax years 1989 through 1991 was settled during 1999 with no material adjustments to the returns as originally filed.

EMPLOYEE BENEFIT PLAN

     Cadence maintains 401(k) savings plans to provide retirement benefits through tax deferred salary deductions for all its domestic employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plans of $9.3 million, $3.9 million, and $4.2 million for 2000, 1999, and 1998, respectively.

     In January 2000, Cadence amended its 401(k) plan to provide that Cadence will match contributions with 50% of every dollar contributed, up to a contribution level of 6% of the salaries of those employees who participate in the 401(k) plan.

STATEMENT OF CASH FLOWS

     The supplemental cash-flow information for 2000, 1999, and 1998 follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Cash Paid During the Year for:
  Interest................................................  $ 1,905   $ 2,975   $ 3,181
                                                            =======   =======   =======
  Income taxes (including foreign withholding tax)........  $14,825   $25,330   $12,091
                                                            =======   =======   =======
Non-Cash Investing and Financing Activities:
  Capital lease obligations incurred for equipment........  $ 1,015   $ 7,727   $ 1,505
                                                            =======   =======   =======
  Common and treasury stock issued for acquisitions.......  $ 5,333   $21,201   $28,971
                                                            =======   =======   =======
  Write-off of unearned deferred compensation.............  $    --   $    --   $    83
                                                            =======   =======   =======
  Notes receivables on employee investments in
     subsidiary...........................................  $10,759   $    --   $    --
                                                            =======   =======   =======
  Transfer of inventory to fixed assets...................  $ 5,462   $    --   $    --
                                                            =======   =======   =======
  Equity investment by transfer of equipment or
     software.............................................  $ 8,140   $    --   $    --
                                                            =======   =======   =======
  Deferred stock compensation of stock options and
     restricted stock.....................................  $72,369   $    --   $    --
                                                            =======   =======   =======

UNUSUAL ITEMS AND RESTRUCTURING

     Described below are unusual items and restructuring charges in 2000, 1999, and 1998:

                                                         2000      1999        1998
                                                        ------    -------    --------
                                                               (IN THOUSANDS)
Separation costs......................................  $6,820    $    --    $     --
Write-off of acquired in-process technology...........      --     20,700     194,100
Asset impairment......................................      --     19,891          --
Restructuring charges.................................      --     13,274      69,495
Litigation settlement.................................      --     (3,000)         --
Merger costs..........................................      --      8,436          --
                                                        ------    -------    --------
          Total unusual items.........................  $6,820    $59,301    $263,595
                                                        ======    =======    ========

                          CADENCE DESIGN SYSTEMS, INC.

Separation Costs

     In the year ended December 30, 2000, Cadence recorded $6.8 million in separation costs related to the separation of its design services business, and the related planned IPO of Tality, Cadence's newly-formed subsidiary. These costs primarily include legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment and formation of Tality's senior management team.

In-Process Technology

     Described below are the write-offs of acquired in-process technology charges in 1999 and 1998:

                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
OrCAD.......................................................  $11,800    $     --
DAI.........................................................    8,900          --
Ambit.......................................................       --     106,500
BLDA........................................................       --      30,300
Symbionics..................................................       --      28,500
EXD.........................................................       --      28,400
Other.......................................................       --         400
                                                              -------    --------
          Total unusual items...............................  $20,700    $194,100
                                                              =======    ========

     These acquired in-process technology charges represent in-process technology that had not reached technological feasibility and had no probable alternative future use. See "Acquisitions."

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

Restructuring

     In 1999, Cadence recorded $13.3 million of restructuring charges that consisted of $11.3 million to terminate approximately 100 employees and $2 million to downsize and close excess facilities. Cadence's restructuring plans were primarily aimed at reducing costs after Cadence merged with Quickturn, further restructuring of Cadence's services business in Japan, and severance resulting from the resignation of Cadence's former Chief Executive Officer. Severance costs include severance benefits, notice pay, and

                          CADENCE DESIGN SYSTEMS, INC.

outplacement services. All terminations and termination benefits were communicated to the affected employees prior to year-end and substantially all remaining severance benefits were paid in 2000.

     Facilities consolidation charges of $2 million were incurred in connection with the closure of 15 Quickturn facilities, including $1 million to close duplicate and excess facilities and $1 million of abandonment costs for the related leasehold improvements. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related write-offs consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of December 30, 2000, 13 of the 15 Quickturn sites had been vacated. Noncancelable lease payments on vacated facilities will be paid out through 2003.

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

     Facilities consolidation charges of $29.9 million were incurred in connection with the closure of 58 sales and engineering facilities, including $16.7 million to downsize and close facilities and $13.2 million in abandonment costs for the related leasehold improvements. Closure and exit costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related costs written-off consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of December 30, 2000, all but one of the 58 sites had been vacated. Noncancelable lease payments on vacated facilities will be paid out through 2008.

     Cadence also recorded $2.7 million of other restructuring charges consisting primarily of cancellation fees associated with certain vendor and conference arrangements and abandoned software.

                          CADENCE DESIGN SYSTEMS, INC.

     Liabilities for excess facilities and other restructuring charges are included in accrued and other long-term liabilities, while severance and benefits liabilities are included in payroll and payroll related accruals. The following table summarizes Cadence's restructuring activity during fiscal years 2000, 1999, and 1998:

                                              SEVERANCE
                                                 AND        EXCESS         OTHER
                                              BENEFITS    FACILITIES   RESTRUCTURING   ASSETS     TOTAL
                                              ---------   ----------   -------------   -------   --------
                                                                    (IN THOUSANDS)
Balance, January 3, 1998....................  $  2,287     $ 2,638        $ 2,511      $    --   $  7,436
  1998 restructuring charges................    36,860      16,749          2,718       13,168     69,495
  Non-cash charges..........................   (10,095)     (1,364)            --       (1,862)   (13,321)
  Cash charges..............................   (15,937)     (3,527)        (3,016)          (2)   (22,482)
                                              --------     -------        -------      -------   --------
Balance, January 2, 1999....................    13,115      14,496          2,213       11,304     41,128
  1999 restructuring charges................    11,271         978             --        1,025     13,274
  Reclassifications.........................      (515)        179            501         (165)        --
  Non-cash charges..........................      (356)       (813)          (241)      (4,543)    (5,953)
  Cash charges..............................   (15,502)     (8,376)        (2,047)      (1,760)   (27,685)
                                              --------     -------        -------      -------   --------
Balance, January 1, 2000....................     8,013       6,464            426        5,861     20,764
  Reclassifications.........................        --      (1,061)         1,822         (761)        --
  Non-cash charges..........................      (242)        (73)          (744)      (4,716)    (5,775)
  Cash charges..............................    (5,452)       (392)        (1,504)        (104)    (7,452)
                                              --------     -------        -------      -------   --------
Balance, December 30, 2000..................  $  2,319     $ 4,938        $    --      $   280   $  7,537
                                              ========     =======        =======      =======   ========

Merger Costs

     In connection with the Quickturn acquisition in 1999, Cadence charged to expense merger costs of $8.4 million representing professional fees for financial advisors, attorneys, and accountants.

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

OTHER INCOME, NET

     Other income, net components for 2000, 1999, and 1998 follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Gain (loss) on foreign exchange...........................  $ 5,069   $  (600)  $ 2,809
Interest income...........................................    4,558     5,406    13,501
Equity income (loss) from investments.....................    1,128       124      (889)
Minority interest income (expense)........................      638       125      (256)
Interest expense..........................................   (2,398)   (3,296)   (3,735)
Other expense, net........................................   (4,415)     (389)     (872)
                                                            -------   -------   -------
  Total other income, net.................................  $ 4,580   $ 1,370   $10,558
                                                            =======   =======   =======

                          CADENCE DESIGN SYSTEMS, INC.

SEGMENT REPORTING

     In 1998, Cadence adopted Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence's chief operating decision making group is the Executive Staff, which includes Cadence's President and Chief Executive Officer and his senior staff. Cadence's Executive Staff reviews the Cadence consolidated results within three segments: Product, Services, and Maintenance, and also reviews Tality's results separately as a stand-alone entity.

     The Product segment includes revenue and associated costs to design and license to customers a variety of electronic design automation products. The Services segment includes revenue and associated costs to offer methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization, and maintenance agreements are offered to customers either as part of our product license agreements or separately. Within the Cadence consolidated results, Tality revenue is included in the Services segment, and associated Tality costs are reflected in each of the three segments, consistent with the benefit derived by the respective segments from those services.

     Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes operating expenses (marketing and sales, research and development, and general and administrative), unusual items, other income, net, and income taxes. Profitability information about Cadence's segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no intersegment revenue.

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

                          CADENCE DESIGN SYSTEMS, INC.

     The following tables present information about reported segments for the years ended December 30, 2000, January 1, 2000, and January 2, 1999:

                                                                              CONSOLIDATED
                              PRODUCT    SERVICES   MAINTENANCE     OTHER        TOTAL         TALITY
                              --------   --------   -----------   ---------   ------------    ---------
                                                           (IN THOUSANDS)
2000:
  Revenue...................  $627,429   $335,967    $316,154     $      --    $1,279,550     $ 198,423
  Cost of revenue...........    89,937    215,605      63,315            --       368,857       152,369
  Amortization of acquired
     intangibles............    65,352     15,151          --            --        80,503        16,257
                              --------   --------    --------     ---------    ----------     ---------
     Gross margin...........   472,140    105,211     252,839            --       830,190        29,797
  Marketing and sales.......        --         --          --      (390,139)     (390,139)      (35,661)
  Research and
     development............        --         --          --      (263,947)     (263,947)      (11,895)
  General and
     administrative.........        --         --          --       (94,478)      (94,478)      (38,171)
  Amortization of deferred
     stock compensation.....        --         --          --       (11,390)      (11,390)       (7,258)
  Unusual items.............        --         --          --        (6,821)       (6,821)       (4,877)
  Other income, net.........        --         --          --         4,581         4,581           802
                              --------   --------    --------     ---------    ----------     ---------
  Income (loss) before
     provision (benefit) for
     income taxes...........  $472,140   $105,211    $252,839     $(762,194)   $   67,996     $ (67,263)
                              ========   ========    ========     =========    ==========     =========
  Depreciation and
     Amortization...........  $ 99,203   $ 30,062    $  2,463     $  76,752    $  208,480     $  30,063
                              ========   ========    ========     =========    ==========     =========

                                                                              CONSOLIDATED
                              PRODUCT    SERVICES   MAINTENANCE     OTHER        TOTAL         TALITY
                              --------   --------   -----------   ---------   ------------    ---------
                                                           (IN THOUSANDS)
1999:
  Revenue...................  $505,459   $294,916    $292,928     $      --    $1,093,303     $ 128,873
  Cost of revenue...........    79,504    191,760      53,579            --       324,843       113,141
  Amortization of acquired
     intangibles............    55,962      5,826          --            --        61,788         7,114
                              --------   --------    --------     ---------    ----------     ---------
     Gross margin...........   369,993     97,330     239,349            --       706,672         8,618
  Marketing and sales.......        --         --          --      (354,205)     (354,205)      (32,799)
  Research and
     development............        --         --          --      (219,181)     (219,181)       (9,588)
  General and
     administrative.........        --         --          --       (86,735)      (86,735)      (28,546)
  Unusual items.............        --         --          --       (59,301)      (59,301)           --
  Other income, net.........        --         --          --         1,370         1,370            33
                              --------   --------    --------     ---------    ----------     ---------
  Income (loss) before
     provision (benefit) for
     income taxes...........  $369,993   $ 97,330    $239,349     $(718,052)   $  (11,380)    $ (62,282)
                              ========   ========    ========     =========    ==========     =========
  Depreciation and
     Amortization...........  $ 85,843   $ 20,289    $  2,192     $  55,572    $  163,896     $  21,866
                              ========   ========    ========     =========    ==========     =========

                          CADENCE DESIGN SYSTEMS, INC.

                                                                              CONSOLIDATED
                              PRODUCT    SERVICES   MAINTENANCE     OTHER        TOTAL         TALITY
                              --------   --------   -----------   ---------   ------------    ---------
                                                           (IN THOUSANDS)
1998:
  Revenue...................  $760,441   $265,211    $294,528     $      --    $1,320,180     $ 105,262
  Cost of revenue...........    77,513    188,793      52,386            --       318,692       129,257
  Amortization of acquired
     intangibles............    14,800      3,672          --            --        18,472         4,942
                              --------   --------    --------     ---------    ----------     ---------
     Gross margin...........   668,128     72,746     242,142            --       983,016       (28,937)
  Marketing and sales.......        --         --          --      (340,295)     (340,295)      (35,862)
  Research and
     development............        --         --          --      (202,810)     (202,810)       (7,176)
  General and
     administrative.........        --         --          --       (86,828)      (86,828)      (33,208)
  Unusual items.............        --         --          --      (263,595)     (263,595)      (46,317)
  Other income, net.........        --         --          --        10,558        10,558           215
                              --------   --------    --------     ---------    ----------     ---------
  Income (loss) before
     provision (benefit) for
     income taxes...........  $668,128   $ 72,746    $242,142     $(882,970)   $  100,046     $(151,285)
                              ========   ========    ========     =========    ==========     =========
  Depreciation and
     Amortization...........  $ 40,537   $ 16,297    $  2,307     $  49,964    $  109,105     $  16,961
                              ========   ========    ========     =========    ==========     =========

     Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Cadence licenses its products in Japan through Innotech Corporation, in which Cadence is an approximately 15% stockholder. Cadence markets its methodology and design services in Japan through a wholly-owned subsidiary.

     Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In 2000, 1999, and 1998, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

     The following table presents a summary of revenues and long-lived assets by geographic region for years ended December 30, 2000, January 1, 2000, and January 2, 1999:

                                        2000                      1999                      1998
                               -----------------------   -----------------------   -----------------------
                                            LONG-LIVED                LONG-LIVED                LONG-LIVED
                                REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
North America:
  United States..............  $  720,789    $316,091    $  526,824    $273,542    $  676,567    $233,050
  Other......................      33,891       3,344        25,853       3,843        36,710       3,995
                               ----------    --------    ----------    --------    ----------    --------
     Total North America.....  $  754,680    $319,435    $  552,677    $277,385    $  713,277    $237,045
                               ----------    --------    ----------    --------    ----------    --------
Europe:
  United Kingdom.............  $   99,055    $ 35,729    $   94,037    $ 37,250    $   85,010    $ 21,349
  Germany....................      55,092         925        38,839         860        54,953       1,328
  Other......................     112,520       2,847       122,736       3,231       130,630       4,180
                               ----------    --------    ----------    --------    ----------    --------
     Total Europe............  $  266,667    $ 39,501    $  255,612    $ 41,341    $  270,593    $ 26,857
                               ----------    --------    ----------    --------    ----------    --------
Japan and Asia:
  Japan......................  $  195,793    $  4,702    $  223,425    $  5,079    $  261,239    $  2,381
  Asia.......................      62,410       5,241        61,589       6,604        75,071       7,925
                               ----------    --------    ----------    --------    ----------    --------
     Total Japan and Asia....     258,203       9,943       285,014      11,683       336,310      10,306
                               ----------    --------    ----------    --------    ----------    --------
          Total..............  $1,279,550    $368,879    $1,093,303    $330,409    $1,320,180    $274,208
                               ==========    ========    ==========    ========    ==========    ========

                          CADENCE DESIGN SYSTEMS, INC.

SUBSEQUENT EVENT

     On December 29, 2000, Cadence entered into a definitive agreement to acquire CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron, or UDSM, processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working in microprocessors, DRAMs, mixed-signal system-on-chip, and application-specific integrated circuits. The acquisition was completed on February 28, 2001, in which Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The acquisition will be accounted for as a purchase.

                          CADENCE DESIGN SYSTEMS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                  SCHEDULE II

                                                               ADDITIONS
                                                        ------------------------
                                           BALANCE AT   CHARGED TO     CHARGED                     BALANCE AT
                                           BEGINNING    COSTS AND     TO OTHER                       END OF
               DESCRIPTION                 OF PERIOD     EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)     PERIOD
               -----------                 ----------   ----------   -----------   -------------   ----------
Deducted from asset accounts:
Provisions for losses on trade accounts
  receivable and sales returns:
  Year Ended December 30, 2000...........   $44,588       $2,306       $15,692       $(20,584)      $42,002
  Year Ended January 1, 2000.............   $22,989       $9,070       $33,963       $(21,434)      $44,588
  Year Ended January 2, 1999.............   $26,080       $7,687       $ 3,314       $(14,092)      $22,989

---------------
(1) Uncollectible accounts written-off, net of recoveries, and sales returns.

(2) Sales returns allowance, offset against revenue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CADENCE DESIGN SYSTEMS, INC.

                           /s/ H. RAYMOND BINGHAM
           ---------------------------------------------------------
                               H. Raymond Bingham
                     President and Chief Executive Officer
                             Dated: March 28, 2001

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME/TITLE                                DATE
                        ----------                                ----

/s/ H. RAYMOND BINGHAM                                       March 28, 2001
-----------------------------------------------------------
H. Raymond Bingham
President, Chief Executive Officer, and Director (Principal
Executive Officer)

/s/ WILLIAM PORTER                                           March 28, 2001
-----------------------------------------------------------
William Porter
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

ADDITIONAL DIRECTORS


/s/ DONALD L. LUCAS                                          March 28, 2001
-----------------------------------------------------------
Donald L. Lucas

/s/ CAROL BARTZ                                              March 28, 2001
-----------------------------------------------------------
Carol Bartz

/s/ SUSAN L. BOSTROM                                         March 28, 2001
-----------------------------------------------------------
Susan L. Bostrom

/s/ DR. LEONARD Y. W. LIU                                    March 28, 2001
-----------------------------------------------------------
Dr. Leonard Y. W. Liu

/s/ DR. ALBERTO SANGIOVANNI-VINCENTELLI                      March 28, 2001
-----------------------------------------------------------
Dr. Alberto Sangiovanni-Vincentelli

/s/ GEORGE M. SCALISE                                        March 28, 2001
-----------------------------------------------------------
George M. Scalise

/s/ DR. JOHN B. SHOVEN                                       March 28, 2001
-----------------------------------------------------------
Dr. John B. Shoven

/s/ ROGER SIBONI                                             March 28, 2001
-----------------------------------------------------------
Roger Siboni

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  2.01    Agreement and Plan of Merger, dated as of December 8, 1998 among the Registrant, Quickturn Design Systems, Inc. and
          CDSI Acquisition, Inc. as amended on December 16, 1998 and
          January 4, 1999 (Incorporated by reference to Exhibit 2.01 to the Registrant's Form 8-K filed on 12/10/98, as amended by Forms 8-K/A filed on 12/22/98, 1/6/99, and 5/20/99. The
          Disclosure Schedules related to the Merger Agreement have
          been omitted but will be provided to the Commission upon its request pursuant to Item 601 (b)(2) of Regulation S-K.
  2.02    Master Separation Agreement, dated as of July 14, 2000 by
          and among the registrant, Cadence Holdings, Inc. and Tality
          Corporation (Incorporated by reference to Exhibit 2.01 from the Registrant's Form 10-Q for the second quarter ended July
          1, 2000 (the 2000 Second Quarter Form 10-Q)).
  2.03    Amended and Restated Agreement of Limited Partnership of
          Tality, LP dated October 4, 2000, between Tality Corporation and Cadence Holdings, Inc (Incorporated by reference to
          Exhibit 2.01 from the Registrant's Form 10-Q for the third quarter ended September 30, 2000 (the 2000 Third Quarter
          Form 10-Q)).
  2.04    Amended and Restated Master Separation Agreement dated as of
          October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality LP
          (Incorporated by reference to Exhibit 2.02 from the 2000
          Third Quarter Form 10-Q).
  2.05    General Assignment and Assumption Agreement dated as of
          October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.03 from the 2000
          Third Quarter Form 10-Q).
  2.06    Master Intellectual Property Ownership and License Agreement
          dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.04 from the 2000
          Third Quarter Form 10-Q).
  2.07    Employee Matters Agreement dated as of October 4, 2000 by
          and among Tality Corporation, the Registrant, Cadence
          Holdings, Inc. and Tality, LP (Incorporated by reference to
          Exhibit 2.05 from the 2000 Third Quarter Form 10-Q).
  2.08    Master Corporate Services Agreement dated as of October 4,
          2000 by and among Tality Corporation, the Registrant,
          Cadence Holdings, Inc. and Tality, LP (Incorporated by
          reference to Exhibit 2.06 from the 2000 Third Quarter Form
          10-Q).
  2.09    Real Estate Matters Agreement dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence
          Holdings, Inc. and Tality, LP (Incorporated by reference to
          Exhibit 2.07 from the 2000 Third Quarter Form 10-Q).
  2.10    Master Confidentiality Agreement dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence
          Holdings, Inc. and Tality, LP (Incorporated by reference to
          Exhibit 2.08 from the 2000 Third Quarter Form 10-Q).
  2.11    Indemnification and Insurance Matters Agreement dated as of
          October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.09 from the 2000
          Third Quarter Form 10-Q).
  2.12    Asset Purchase Agreement dated as of October 4, 2000 by and among the Registrant, Cadence Design System (Canada) Limited and Tality Canada Corporation (Incorporated by reference to
          Exhibit 2.10 from the 2000 Third Quarter Form 10-Q).
  2.13    Asset Purchase Agreement dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design
          Systems Limited (Incorporated by reference to Exhibit 2.11 from the 2000 Third Quarter Form 10-Q).
  2.14    Fixed Term License Agreement dated as of October 4, 2000
          between the Registrant and Tality, LP (Incorporated by
          reference to Exhibit 2.12 from the 2000 Third Quarter Form
          10-Q).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  2.15    Joint Technology Development and Support Agreement dated as of October 4, 2000 by and among Tality Corporation, the
          Registrant, Cadence Holdings, Inc. and Tality, LP
          (Incorporated by reference to Exhibit 2.13 from the 2000
          Third Quarter Form 10-Q).
  2.16    Joint Sales Agreement dated as of October 4, 2000 by and
          among Tality Corporation, the Registrant, Cadence Holdings,
          Inc. and Tality, LP (Incorporated by reference to Exhibit
          2.14 from the 2000 Third Quarter Form 10-Q).
  3.01    (a) The Registrant's Certificate of Ownership and Merger as
          filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit
          3.02(c) to the Registrant's Form S-1 Registration Statement
          (No. 33-23107) filed on July 18, 1988 (the 1988 Form S-1)).
          (b) The Registrant's Certificate of Designation of Series A
          Junior Participating Preferred Stock, as amended on February
          1, 2000, as filed with the Secretary of State of the State of Delaware on June 8, 1989 (Incorporated by reference to
          Exhibit 3A to the Registrant's Current Report on Form 8-K
          (No. 0-15867) filed on June 12, 1989 (the 1989 Form 8-K) and amended by Exhibit 4.01 to this Form 10-K).
          (c) The Registrant's Certificate of Designation of Series A
          Convertible Preferred Stock as filed with the Secretary of
          State of the State of Delaware on December 30, 1991
          (Incorporated by reference to Exhibit 3.01(f) from the
          Registrant's Form 10-K for the year ended December 31,
          1991).
          (d) The Registrant's Certificate of Amendment of Certificate
          of Incorporation as filed with the Secretary of State of the
          State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(i) to the Registrant's Form 10-Q for the
          quarter ended July 4, 1998 (the 1998 Second Quarter Form
          10-Q)).
          (e) The Registrant's Restated Certificate of Incorporation
          as filed with the Secretary of State of the State of
          Delaware on May 13, 1998 (Incorporated by reference to
          Exhibit 3.01(j) to the 1998 Second Quarter Form 10-Q).
  3.02    The Registrant's Bylaws, as currently in effect
          (Incorporated by reference to Exhibit 3.02 to the 1987 Form
          S-1 and as amended by Exhibit 3-b to the 1989 Form 8-K and
          Exhibit 3.01 to the Registrant's Form 10-Q for the quarter ended April 3, 1999).
  4.01    Specimen Certificate of the Registrant's Common Stock
          (Incorporated by reference to Exhibit 4.01 to the
          Registrant's Form S-4 Registration Statement (No. 33-43400)
          filed October 17, 1991).
  4.02    Amended and Restated Rights Agreement, dated as of February
          1, 2000, between the Registrant and ChaseMellon Shareholder
          Services, L.L.C. which includes as exhibits thereto the
          Certificate of Designation for the Series A Junior
          Participating Preferred Stock, the form of Rights
          Certificate, and the Summary of Rights to Purchase Preferred
          Shares. (Incorporated by reference to Exhibit 4.02 to the
          Registrant's 2000 Annual Report on Form 10-K).
 10.01    The Registrant's 1987 Stock Option Plan, as amended and
          restated on February 23, 1998 (Incorporated by reference to the Registrant's Preliminary Proxy Statement filed on March
          16, 1998 (the 1998 Preliminary Proxy Statement)).
 10.02    Form of Stock Option Agreement and Form of Stock Option
          Exercise Request, as currently in effect under the
          Registrant's 1987 Stock Option Plan (Incorporated by
          reference to Exhibit 4.01 to the Registrant's Form S-8
          Registration Statement (No. 33-22652) filed on June 20,
          1988).
 10.03    The Registrant's 1988 Directors Stock Option Plan, as
          amended, including the Stock Option Grant and Form of Stock
          Option Exercise Notice and Agreement (the first document is
          Incorporated by reference to Exhibit 4.02 to the
          Registrant's Form S-8 Registration Statement (No. 33-53913)
          filed on May 31, 1994 (the 1994 Form S-8) and the latter two documents are Incorporated by reference to Exhibit
          10.08-10.10 to the 1988 Form S-1).
 10.04    The Registrant's 1993 Directors Stock Option Plan including the Form of Stock Option Grant (Incorporated by reference to
          Exhibit 10.04 of the 1994 Form S-8).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.05    The Registrant's 1995 Directors Stock Option Plan including the Form of Stock Option Grant (Incorporated by reference to
          Exhibit 10.05 to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 (the 1995 Form 10-K)).
 10.06    The Registrant's 1990 Employee Stock Purchase Plan, as
          amended on March 4, 1997 (Incorporated by reference to
          Exhibit 10.07 to the Registrant's Form 10-K for the fiscal year ended December 28, 1996).
 10.07    The Registrant's Senior Executive Bonus Plan (previously the
          Chief Executive Officer Bonus Plan for 1996), as amended
          January 1, 1998 (Incorporated by reference to the 1998
          Preliminary Proxy Statement).
 10.08    The Registrant's Deferred Compensation Plan for 1994
          (Incorporated by reference to Exhibit 10.09 to the 1994 Form
          10-K).
 10.09    The Registrant's 1996 Deferred Compensation Venture
          Investment Plan (Incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).
 10.10    The 1993 Non-Statutory Stock Option Plan (Incorporated by
          reference to Exhibit 4.05 to the 1994 Form S-8).
 10.11    The Registrant's Amended and Restated 401(k) Plan
          (Incorporated by reference to Exhibit 10.29 of the
          Registrant's Form 10-Q for the first quarter ended March 30,
          1996 (the 1996 First Quarter Form 10-Q)).
 10.12    Amendment, dated May 3, 1996 to Registrant's 1993
          Non-Statutory Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 1996 First Quarter Form 10-Q).
 10.13    Amendment, dated August 2, 1996 to the Registrant's 1993
          Non-Statutory Stock Option Plan, (Incorporated by reference to Exhibit 10.39 to the 1996 Second Quarter Form 10-Q).
 10.14    Distribution Agreement, dated April 28, 1997, among Cadence
          Design Systems (Ireland) Ltd., Cadence Design Systems K.K.,
          and Cadence Design Systems (Japan) B.V. (Incorporated by
          reference to Exhibit 10.48 to the Registrant's Form 10-Q for the second quarter ended June 28, 1997).
 10.15    CCT 1993 Equity Incentive Plan, Form of Equity Incentive
          Plan Stock Option Agreement, Form of Exercise of Equity
          Incentive Plan Stock Option and Form of Equity Incentive
          Plan Stock Option Exercise Agreement (Incorporated by
          reference to Exhibit 10.49 to the Registrant's Form S-4
          Registration Statement (No. 333-16779) filed on November 27,
          1996).
 10.16    Employment Agreement, dated October 19, 1997, between the
          Registrant and John R. Harding (Incorporated by reference to
          Exhibit 10.41 to the Registrant's Form 10-K for the fiscal year ended January 3, 1998 (the 1997 Form 10-K)).
 10.17    Indemnity Agreement, dated October 19, 1997, by and between the Registrant and John R. Harding (Incorporated by
          reference to Exhibit 10.44 to the 1997 Form 10-K).
 10.18    Form of Executive Severance Agreement (Incorporated by
          reference to Exhibit 10.43 to the 1997 Form 10-K).
 10.19    Revolving Credit Agreement, dated September 30, 1998, by and between ABN-AMRO Bank and the Registrant (Incorporated by
          reference to Exhibit 10.45 from the Registrant's Form 10-Q for the third quarter ended October 3, 1998 (the 1998 Third
          Quarter Form 10-Q)).
 10.20    Amendment, dated October 16, 1998, to the Revolving Credit
          Agreement, by and between ABN-AMRO Bank and the Registrant
          (Incorporated by reference to Exhibit 10.46 from the 1998
          Third Quarter Form 10-Q).
 10.21    Agreement and Plan of Reorganization, dated September 3,
          1998, by and among the Registrant, Ambit Design Systems,
          Inc., and Adirondack Transaction Corp. (Incorporated by
          reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K originally filed on September 30, 1998).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.22    Consulting Agreement, dated March 8, 1999, between the
          Registrant and George M. Scalise (Incorporated by reference to Exhibit 10.36 to the 1999 Form 10-K).
 10.23    Executive Termination and Release Agreement, dated May 24,
          1999, between Cadence and John R. Harding (Incorporated by reference to Exhibit 10.48 from the Registrant's Form 10-Q for the second quarter ended July 3, 1999 (the 1999 Second
          Quarter Form 10-Q)).
 10.24    The Registrant's 1995 Directors Stock Option Plan, as
          amended May 5, 1999 (Incorporated by reference to Exhibit
          10.49 from the 1999 Second Quarter Form 10-Q).
 10.25    The Registrant's 1990 Employee Stock Purchase Plan, as
          amended May 5, 1999 (Incorporated by reference to Exhibit
          10.50 from the 1999 Second Quarter Form 10-Q).
 10.26    Employment Agreement, dated September 16, 1999, between the
          Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 from the Registrant's Form 10-Q for the
          third quarter ended October 2, 1999 (the 1999 Third Quarter
          Form 10-Q)).
 10.27    Consulting Agreement, dated July 1999, between the
          Registrant and Alberto Sangiovanni-Vincentelli (Incorporated
          by reference to Exhibit 10.52 from the 1999 Third Quarter
          Form 10-Q).
 10.28    Design Acceleration, Inc. 1994 Stock Option Plan
          (Incorporated by reference to Exhibit 99 to the Registrant's
          Form S-8 Registration Statement (No. 333-71717) originally filed on February 3, 1999).
 10.29    Quickturn Design Systems, Inc. 1988 Stock Option Plan, as
          amended, (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.30    Pi Design Systems, Inc. 1990 Stock Option Plan, as amended,
          (Incorporated by reference to Exhibit 99.2 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.31    Quickturn Design Systems, Inc. 1992 Key Executive Stock
          Option Plan, as amended, (Incorporated by reference to
          Exhibit 99.3 to the Registrant's Form S-8 Registration
          Statement (No. 333-69589) filed on June 7, 1999).
 10.32    Quickturn Design Systems, Inc. 1993 Employee Qualified Stock
          Purchase Plan, as amended, (Incorporated by reference to
          Exhibit 99.4 to the Registrant's Form S-8 Registration
          Statement (No. 333-69589) filed on June 7, 1999).
 10.33    Quickturn Design Systems, Inc. 1994 Outside Director Stock
          Option Plan (Incorporated by reference to Exhibit 99.7 to
          the Registrant's Form S-8 Registration Statement (No.
          333-69589) filed on June 7, 1999).
 10.34    Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan,
          as amended, (Incorporated by reference to Exhibit 99.5 to
          the Registrant's Form S-8 Registration Statement (No.
          333-69589) filed on June 7, 1999).
 10.35    Quickturn Design Systems, Inc. 1997 Stock Option Plan, as
          amended, (Incorporated by reference to Exhibit 99.6 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.36    SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option
          Plan (Incorporated by reference to Exhibit 99.8 to the
          Registrant's Form S-8 Registration Statement (No. 333-69589)
          filed on June 7, 1999).
 10.37    OrCAD, Inc. 1991 Non-Qualified Stock Option Plan
          (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement (No. 333-85591)
          filed on August 19, 1999).
 10.38    OrCAD, Inc. 1995 Stock Option Plan (Incorporated by
          reference to Exhibit 99.2 to the Registrant's Form S-8
          Registration Statement (No. 333-85591) filed on August 19,
          1999).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.39    OrCAD, Inc. Amended 1995 Stock Incentive Plan (Incorporated
          by reference to Exhibit 99.3 to the Registrant's Form S-8
          Registration Statement (No. 333-85591) filed on August 19,
          1999).
 10.40    Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by
          reference to Exhibit 10.57 to the 1999 Form 10-K).
 10.41    Diablo Research Company LLC 1997 Stock Option Plan
          (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement (No. 333-93609)
          filed on December 24, 1999).
 10.42    Diablo Research Company LLC 1999 Stock Option Plan
          (Incorporated by reference to Exhibit 99.2 to the
          Registrant's Form S-8 Registration Statement (No. 333-93609)
          filed on December 24, 1999).
 10.43    The Registrant's 2000 Non-Statutory Equity Incentive Plan
          (Incorporated by reference to Exhibit 99.1 to the
          Registrant's Form S-8 Registration Statement filed on March
          27, 2000).
 10.44    Form of Indemnity Agreement between Cadence Design Systems,
          Inc. and its directors and executive officers (Incorporated by reference to Exhibit 10.01 from the 2000 Second Quarter
          Form 10-Q).
 10.45    Credit Agreement, dated as of September 29, 2000, by and
          among the Registrant and ABN AMRO Bank N.V., Bank One, N.A.,
          KeyBank National Association and UBS AG, Stamford Branch
          (Incorporated by reference to Exhibit 10.01 from the 2000
          Third Quarter Form 10-Q).
 10.46    364 Day Credit Agreement, dated as of September 29, 2000, by and among the Registrant and ABN AMRO Bank N.V., Bank One,
          N.A., KeyBank National Association and UBS AG, Stamford
          Branch (Incorporated by reference to Exhibit 10.02 from the
          2000 Third Quarter Form 10-Q).
 10.47    The Registrant's 1997 Stock Option Plan, as amended on
          November 1, 2000 (Incorporated by reference to Exhibit 10.03 from the 2000 Third Quarter Form 10-Q).
 10.48    The Registrant's 2000 Non-Statutory Equity Incentive Plan,
          as amended (Incorporated by reference to the Registrant's
          Form S-8 Registration Statement filed on November 13, 2000).
 10.49    Employment Agreement between Tality Corporation and Robert
          P. Wiederhold dated as of July 14, 2000 (Incorporated by
          reference to Exhibit 10.05 from the 2000 Third Quarter Form
          10-Q).
 10.50    Tality Corporation 2000 Equity Incentive Plan, as amended
          (Incorporated by reference to Exhibit 10.06 from the 2000
          Third Quarter Form 10-Q).
 10.51    Tality Corporation Directors Stock Option Plan (Incorporated
          by reference to Exhibit 10.07 from the 2000 Third Quarter
          Form 10-Q).
 10.52    Employment Agreement between Ronald R. Barris and the
          Registrant, dated July 1, 2000.
 10.53    Description of the Registrant's Stock Purchase Program.
 10.54    Form of Promissory Note and Pledge Agreement for employees of the Registrant delivered in connection with purchases of shares of Tality Corporation restricted common stock.
 10.55    Form of Promissory Note between Ronald R. Barris and the
          Registrant, dated September 18, 2000.
 21.01    Subsidiaries of the Registrant.
 23.01    Consent of Arthur Andersen LLP.
 23.02    Consent of PricewaterhouseCoopers LLP.