Form 10-Q
period 2001-03-31
CADENCE DESIGN SYSTEMS INC
filed 2001-05-14
CIK 813672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-10606

                            ------------------------

                          CADENCE DESIGN SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      77-0148231
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   2655 SEELY AVENUE, BUILDING 5, SAN JOSE,                        95134
                  CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (408) 943-1234
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 5, 2001, there were 248,694,291 shares of the registrant's common stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CADENCE DESIGN SYSTEMS, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements:
           Condensed Consolidated Balance Sheets:
           March 31, 2001 and December 30, 2000........................    1
           Condensed Consolidated Statements of Operations:
           Three Months Ended March 31, 2001 and April 1, 2000.........    2
           Condensed Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 2001 and April 1, 2000.........    3
           Notes to Condensed Consolidated Financial Statements........    4
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   10
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   26

PART II. OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   30
  Item 2.  Changes in Securities and Use of Proceeds...................   33
  Item 3.  Defaults Upon Senior Securities.............................   33
  Item 4.  Submission of Matters to a Vote of Security Holders.........   33
  Item 5.  Other Information...........................................   33
  Item 6.  Exhibits and Reports on Form 8-K............................   33
Signatures.............................................................   34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CADENCE DESIGN SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 30,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $  100,619      $   85,220
  Short-term investments....................................      10,928          51,749
  Receivables, net..........................................     254,214         289,468
  Inventories, net..........................................      23,914          20,149
  Prepaid expenses and other................................     113,875         110,262
                                                              ----------      ----------
          Total current assets..............................     503,550         556,848
Property, plant, and equipment, net.........................     371,348         368,879
Software development costs, net.............................      11,038          10,738
Acquired intangibles, net...................................     401,325         326,518
Installment contract receivables............................      37,969          38,420
Other assets................................................     169,497         175,918
                                                              ----------      ----------
                                                              $1,494,727      $1,477,321
                                                              ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of capital leases.......  $    1,914      $    2,212
  Accounts payable and accrued liabilities..................     217,090         273,594
  Income taxes payable......................................         124              --
  Deferred revenue..........................................     221,352         215,768
                                                              ----------      ----------
          Total current liabilities.........................     440,480         491,574
                                                              ----------      ----------
Long-term Liabilities:
  Capital leases............................................       2,793           3,298
  Minority interest.........................................      10,757          11,612
  Other long-term liabilities...............................      58,796          61,372
                                                              ----------      ----------
          Total long-term liabilities.......................      72,346          76,282
                                                              ----------      ----------
Stockholders' Equity:
  Common stock and capital in excess of par value...........     809,553         847,099
  Treasury stock at cost....................................    (145,192)       (256,260)
  Deferred compensation.....................................     (61,943)        (60,978)
  Retained earnings.........................................     398,046         394,224
  Accumulated other comprehensive loss......................     (18,563)        (14,620)
                                                              ----------      ----------
          Total stockholders' equity........................     981,901         909,465
                                                              ----------      ----------
                                                              $1,494,727      $1,477,321
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

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Revenue:
  Product...................................................  $181,257     $105,532
  Services..................................................    80,020       75,815
  Maintenance...............................................    83,380       76,146
                                                              --------     --------
          Total revenue.....................................   344,657      257,493
                                                              --------     --------
Costs and Expenses:
  Cost of product...........................................    21,663       20,478
  Cost of services..........................................    53,716       49,001
  Cost of maintenance.......................................    16,958       14,189
  Amortization of acquired intangibles......................    21,992       19,666
  Marketing and sales.......................................    93,487       86,167
  Research and development..................................    70,980       62,573
  General and administrative................................    30,755       22,532
  Amortization of deferred stock compensation(1)............     5,940           --
  Unusual items.............................................    17,084           --
                                                              --------     --------
     Total costs and expenses...............................   332,575      274,606
                                                              --------     --------
          Income (loss) from operations.....................    12,082      (17,113)
Other income (expense), net.................................      (378)       1,046
                                                              --------     --------
          Income (loss) before provision (benefit) for
            income taxes....................................    11,704      (16,067)
Provision (benefit) for income taxes........................     7,882       (4,258)
                                                              --------     --------
          Net income (loss).................................  $  3,822     $(11,809)
                                                              ========     ========
Basic net income (loss) per share...........................  $   0.02     $  (0.05)
                                                              ========     ========
Diluted net income (loss) per share.........................  $   0.01     $  (0.05)
                                                              ========     ========
Weighted average common shares outstanding..................   245,994      244,629
                                                              ========     ========
Weighted average common and potential common shares
  outstanding-assuming dilution.............................   260,451      244,629
                                                              ========     ========

---------------
(1) Amortization of deferred stock compensation would be classified as follows:

    Cost of services............................................  $  1,606     $     --
    Marketing and sales.........................................     1,235           --
    Research and development....................................       420           --
    General and administrative..................................     2,679           --
                                                                  --------     --------
                                                                  $  5,940     $     --
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

                          CADENCE DESIGN SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Cash and Cash Equivalents at Beginning of Period............  $ 85,220     $111,401
                                                              --------     --------
Cash Flows from Operating Activities:
  Net income (loss).........................................     3,822      (11,809)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    58,359       48,839
    Net investment gain on sale, equity (gain) loss, and
     write-downs............................................       462         (413)
    Write-off of acquired in-process technology.............    12,100           --
    Minority interest income................................      (855)          --
    Provisions for losses on trade accounts receivable......    (1,453)        (366)
    Changes in current assets and liabilities, net of effect
     of acquired and disposed businesses:
      Receivables...........................................    (4,017)      (4,714)
      Inventories...........................................    (3,765)      (1,160)
      Prepaid expenses and other............................    (6,846)      (2,847)
      Deferred income taxes.................................       851           14
      Installment contract receivables......................    15,420       29,193
      Accounts payable and accrued liabilities..............   (33,520)     (25,963)
      Tax benefit on stock option exercises.................     4,104           --
      Deferred revenue......................................     3,475       14,343
      Other long-term liabilities...........................    (2,477)       5,982
                                                              --------     --------
         Net cash provided by operating activities..........    45,660       51,099
                                                              --------     --------
Cash Flows from Investing Activities:
  Maturities of short-term investments-held-to-maturity.....        --          999
  Maturities of short-term investments-available-for-sale...    50,635          107
  Purchases of short-term investments-available-for-sale....    (9,824)          --
  Purchases of property, plant, and equipment...............   (33,127)     (21,730)
  Capitalization of software development costs..............    (7,619)      (8,810)
  Increase in acquired intangibles and other assets.........    (9,227)     (16,335)
  Investment in venture capital partnership and equity
    investments.............................................    (8,528)      (9,487)
  Cash effect of business acquisitions......................     2,162       (4,503)
  Sale of put warrants......................................    12,032       25,516
  Purchase of call options..................................   (12,032)     (25,516)
                                                              --------     --------
         Net cash used for investing activities.............   (15,528)     (59,759)
                                                              --------     --------
Cash Flows from Financing Activities:
  Proceeds from long-term payable...........................    85,549           --
  Principal payments on long-term payable and capital
    leases..................................................   (86,205)     (20,693)
  Proceeds from issuance of common stock....................    23,961       21,041
  Purchases of treasury stock...............................   (61,887)     (30,698)
  Proceeds from transfer of financial assets in exchange for
    cash....................................................    26,354       38,799
                                                              --------     --------
         Net cash provided by financing activities..........   (12,228)       8,449
                                                              --------     --------
Effect of Exchange Rate Changes on Cash.....................    (2,505)        (226)
                                                              --------     --------
Increase (Decrease) in Cash and Cash Equivalents............    15,399         (437)
                                                              --------     --------
Cash and Cash Equivalents at End of Period..................  $100,619     $110,964
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CADENCE DESIGN SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cadence's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

     Certain amounts in the condensed consolidated financial statements as of December 30, 2000 and for the three months ended April 1, 2000 have been reclassified to conform with the March 31, 2001 presentation.

ACQUISITIONS

     In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment of certain specified individuals. The $12.6 million is based on the share price of Cadence's common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition.

     Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Unusual Items." The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

expected to be commercially viable in 2002. Expenditures to complete the in-process technology are expected to total approximately $1.8 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

     Comparative pro forma financial information has not been presented because the results of operations of CadMOS were not material to Cadence's consolidated financial statements.

INVENTORIES

     Cadence's inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

     A summary of inventories follows:

                                                       MARCH 31,    DECEMBER 30,
                                                         2001           2000
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Raw materials........................................   $19,934       $17,897
Work in process......................................     3,980         2,252
                                                        -------       -------
          Total inventories, net.....................   $23,914       $20,149
                                                        =======       =======

RESTRUCTURING

     Liabilities for excess facilities and other restructuring charges are included in accrued and other long-term liabilities, while severance and benefits liabilities are included in payroll and payroll-related accruals. The following table summarizes Cadence's restructuring activity during the first quarter of 2001:

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                        --------------------------------------------
                                                        SEVERANCE
                                                           AND         EXCESS
                                                        BENEFITS     FACILITIES    ASSETS     TOTAL
                                                        ---------    ----------    ------    -------
                                                                       (IN THOUSANDS)
Balance, December 30, 2000............................   $2,319       $ 4,938       $280     $ 7,537
  Non-cash charges....................................       --        (2,462)       (30)     (2,492)
  Cash charges........................................     (859)         (630)        --      (1,489)
                                                         ------       -------       ----     -------
Balance, March 31, 2001...............................   $1,460       $ 1,846       $250     $ 3,556
                                                         ======       =======       ====     =======

CREDIT FACILITY

     On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility, of which $177.5 million terminated on September 27, 2000, and $177.5 million was terminated immediately prior to closing of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence's interest expense associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At March 31, 2001, there were no borrowings outstanding under the 2000 Facilities.

COMPREHENSIVE LOSS

     Comprehensive loss includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in stockholders' equity. A summary of comprehensive loss follows:

                                                          THREE MONTHS ENDED
                                                         ---------------------
                                                         MARCH 31,    APRIL 1,
                                                           2001         2000
                                                         ---------    --------
                                                            (IN THOUSANDS)
Net income (loss)......................................   $ 3,822     $(11,809)
Translation loss.......................................    (2,253)        (118)
Unrealized loss on investments.........................    (1,690)      (6,777)
                                                          -------     --------
  Comprehensive loss...................................   $  (121)    $(18,704)
                                                          =======     ========

NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,    APRIL 1,
                                                            2001         2000
                                                          ---------    --------
                                                             (IN THOUSANDS)
Weighted average common shares used to calculate basic
  net income (loss) per share...........................   245,994     244,629
  Options...............................................    13,917          --
  Puts..................................................        35          --
  Warrants and other contingent common shares...........       505          --
                                                           -------     -------
Weighted average common and potential common shares used
  to calculate diluted net income (loss) per share......   260,451     244,629
                                                           =======     =======

     Options to purchase 2,782,124 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2010. Put warrants to purchase 5,032,023 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The outstanding put warrants expire on various dates through February 2002.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

     Options to purchase 52,173,200 shares of common stock were outstanding at April 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These options expire at various dates through 2010. Warrants to purchase 140,000 shares of common stock were outstanding at April 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The warrants outstanding expire in June 2003. Put warrants to purchase 9,127,015 shares of common stock were outstanding at April 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The put warrants outstanding during the first quarter of 2000 expired on various dates through February 2001.

CONTINGENCIES

     Refer to Part II, Item 1 for a description of legal proceedings.

PUT WARRANTS AND CALL OPTIONS

     Cadence has authorized three seasoned systematic stock repurchase programs under which it repurchases Cadence common stock to satisfy estimated requirements for shares to be issued under its Employee Stock Purchase Plan, or ESPP, the 1997 Nonstatutory Stock Option Plan, referred to as the 1997 Plan, and the 2000 Nonstatutory Stock Option Plan, referred to as the 2000 Plan. Such repurchases are intended to cover Cadence's expected issuances under the ESPP for the next 12 months and the 2000 Plan and 1997 Plan for the next 24 months.

     As part of its authorized stock repurchase programs, Cadence has sold put warrants through private placements. At March 31, 2001, there were 6.8 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $21.95 to $26.90 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence's systematic stock repurchase programs. At March 31, 2001, Cadence had 5 million call options outstanding at prices ranging from $22.20 to $27.15 per share. The put warrants and call options outstanding at March 31, 2001 expire on various dates through February 2002 and Cadence has the contractual ability to settle the options prior to their maturity. At March 31, 2001, the estimated fair value of the call options was approximately $5.7 million and the fair value of the put warrants was approximately $46.3 million.

     If exercised, Cadence has the right to settle the put warrants with common stock equal to the difference between the exercise price and the fair value of the common stock at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence's common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence's common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence's common stock. At March 31, 2001, Cadence had the ability to settle these put warrants with common stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

TALITY CORPORATION

     On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality's separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. As a result of the separation in the third quarter of 2000, Cadence has recorded

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

deferred stock compensation resulting from Tality option grants and restricted stock sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Unusual Items." On October 9, 2000, Cadence announced the postponement of Tality's IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO Cadence wrote off $2.8 million of IPO fees in the first quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Unusual Items." On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO.

SEGMENT REPORTING

     In 1998, Cadence adopted Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence's chief operating decision making group is the Executive Staff, which includes Cadence's President and Chief Executive Officer and Cadence's other senior management. Cadence's Executive Staff reviews the Cadence consolidated results within three segments:
Product, Services, and Maintenance, and also reviews Tality's results separately as a stand-alone entity.

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

     Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes amortization of acquired intangibles, operating expenses (marketing and sales, research and development, and general and administrative), unusual items, other income, net, and income taxes. Profitability information about Cadence's segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no intersegment revenue.

     Cadence's management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence's Executive Staff to make decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization of purchased software is allocated among the segments in order to determine each segments' gross margin.

                          CADENCE DESIGN SYSTEMS, INC.

                                  (UNAUDITED)

     The following tables present information about reported segments for the three months ended March 31, 2001 and April 1, 2000:

                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                      --------------------------------------------------------------------
                                                      PRODUCT    SERVICES   MAINTENANCE     OTHER      TOTAL       TALITY
                                                      --------   --------   -----------   ---------   --------    --------
                                                                                 (IN THOUSANDS)
Revenue.............................................  $181,257   $80,020      $83,380     $      --   $344,657    $ 44,180
Cost of revenue.....................................    21,663    53,716       16,958            --     92,337      38,261
Amortization of acquired intangibles................        --        --           --        21,992     21,992          --
                                                      --------   -------      -------     ---------   --------    --------
    Gross margin....................................   159,594    26,304       66,422       (21,992)   230,328       5,919
Marketing and sales.................................        --        --           --       (93,487)   (93,487)     (9,328)
Research and development............................        --        --           --       (70,980)   (70,980)     (6,599)
General and administrative..........................        --        --           --       (30,755)   (30,755)    (15,588)
Amortization of acquired intangibles................        --        --           --            --         --      (4,025)
Amortization of deferred stock compensation.........        --        --           --        (5,940)    (5,940)     (3,538)
Unusual items.......................................        --        --           --       (17,084)   (17,084)     (3,361)
Other expense, net..................................        --        --           --          (378)      (378)       (659)
                                                      --------   -------      -------     ---------   --------    --------
Income (loss) before provision (benefit) for income
  taxes.............................................  $159,594   $26,304      $66,422     $(240,616)  $ 11,704    $(37,179)
                                                      ========   =======      =======     =========   ========    ========

                                                                    FOR THE THREE MONTHS ENDED APRIL 1, 2000
                                                      --------------------------------------------------------------------
                                                      PRODUCT    SERVICES   MAINTENANCE     OTHER      TOTAL       TALITY
                                                      --------   --------   -----------   ---------   --------    --------
                                                                                 (IN THOUSANDS)
Revenue.............................................  $105,532   $75,815      $76,146     $      --   $257,493    $ 43,027
Cost of revenue.....................................    20,478    49,001       14,189            --     83,668      33,438
Amortization of acquired intangibles................        --        --           --        19,666     19,666          --
                                                      --------   -------      -------     ---------   --------    --------
    Gross margin....................................    85,054    26,814       61,957       (19,666)   154,159       9,589
Marketing and sales.................................        --        --           --       (86,167)   (86,167)     (7,943)
Research and development............................        --        --           --       (62,573)   (62,573)     (2,772)
General and administrative..........................        --        --           --       (22,532)   (22,532)     (7,875)
Amortization of acquired intangibles................        --        --           --            --         --      (3,908)
Amortization of deferred stock compensation.........        --        --           --            --         --          --
Unusual items.......................................        --        --           --            --         --          --
Other income, net...................................        --        --           --         1,046      1,046          62
                                                      --------   -------      -------     ---------   --------    --------
Income (loss) before provision (benefit) for income
  taxes.............................................  $ 85,054   $26,814      $61,957     $(189,892)  $(16,067)   $(12,847)
                                                      ========   =======      =======     =========   ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Cadence's actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Results of Operations," "Liquidity and Capital Resources," "Factors That May Affect Future Results," and "Disclosures about Market Risk."

OVERVIEW

     Cadence provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world's leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to its customers throughout the world to help them optimize their product development processes. Cadence is a supplier of end-to-end products and services that are used to design and develop complex chips and electronic systems including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

     The worldwide electronics industry has experienced expansion driven primarily by the communications (networking and wireless) markets. However, the electronics industry began to experience a slowdown in late 2000, and the severity of which has increased in 2001. The electronics industry slowdown, especially in the semiconductor industry, may reduce our revenue and harm our results of operations.

     In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment. The $12.6 million is based on the share price of Cadence's common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition.

     On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality's separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality's initial public offering, or IPO. As a result of the separation in the third quarter of 2000, Cadence has recorded deferred stock compensation resulting from Tality option grants and restricted stock sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Unusual Items." On October 9, 2000, Cadence announced the postponement of Tality's IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO Cadence wrote off $2.8 million of IPO fees in the first quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Unusual Items." On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO.

RESULTS OF OPERATIONS

  REVENUE

                                                 THREE MONTHS ENDED
                                                ---------------------
                                                MARCH 31,    APRIL 1,
                                                  2001         2000      % CHANGE
                                                ---------    --------    --------
                                                    (IN MILLIONS)
Product.......................................   $181.3       $105.5        72%
Services......................................     80.0         75.8         6%
Maintenance...................................     83.4         76.2        10%
                                                 ------       ------
          Total revenue.......................   $344.7       $257.5        34%
                                                 ======       ======

  SOURCES OF REVENUE AS A PERCENT OF TOTAL REVENUE

Product.......................................       53%          41%
Services......................................       23%          29%
Maintenance...................................       24%          30%

     Product revenue increased $75.7 million in the first quarter of 2001, compared to the first quarter of 2000, primarily due to an increase in license renewals with major customers as well as an increase in new sales of Cadence's software products. The increase in sales volume of products was primarily attributable to higher sales of integrated circuit implementation products, which include place and route, physical design, and physical verification products, intellectual property creation products, which include mixed signal and simulation products, and printed circuit board related products. Product revenue associated with Cadence's ratable software license arrangements was $58.4 million and $13.8 million in the first quarters of 2001 and 2000, respectively. The growth in ratable revenue is primarily due to revenue associated with software products sold under Cadence's subscription licensing model. An increasing percentage of ratable software revenue can be expected as Cadence continues to migrate customers to the subscription licensing model over time.

     Services revenue increased $4.2 million in the first quarter of 2001, compared to the first quarter of 2000, primarily due to the continued deployment of additional methodology services resources to support the product business. Tality's revenue was roughly flat in the first quarter of 2001, compared to the first quarter of 2000, reflecting weaker-than-expected business from both small, venture-backed companies and some larger companies, particularly in the wireless communications segment. Due to the current economic conditions Tality's revenues are expected to grow modestly through the year, with 2001 revenues roughly flat with 2000.

     Maintenance revenue increased $7.2 million in the first quarter of 2001, compared to the first quarter of 2000, primarily due to growth of the installed customer base.

  REVENUE BY GEOGRAPHY

                                                 THREE MONTHS ENDED
                                                ---------------------
                                                MARCH 31,    APRIL 1,
                                                  2001         2000      % CHANGE
                                                ---------    --------    --------
                                                    (IN MILLIONS)
Domestic......................................   $210.0       $152.4        38%
International.................................    134.7        105.1        28%
                                                 ------       ------
          Total revenue.......................   $344.7       $257.5        34%
                                                 ======       ======

  REVENUE BY GEOGRAPHY AS A PERCENT OF TOTAL REVENUE

Domestic......................................       61%          59%
International.................................       39%          41%

     International revenue increased $29.6 million in the first quarter of 2001, when compared to the first quarter of 2000, primarily due to increases in product and maintenance revenue in all regions and an increase in services revenue in Europe, partially offset by a decrease in services revenue in Japan, Canada, and Asia.

     Other differences in the rate of revenue growth by geography over the years presented are primarily due to fluctuations in sales volume of place and route, physical design and verification products, and design and methodology services offerings.

     Foreign currency exchange rates negatively affected reported revenue by $4.5 million during the first quarter of 2001, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates positively affected reported revenue by $1.8 million during the first quarter of 2000, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar, offset partially by the weakening of the French franc and German mark.

  COST OF REVENUE

                                                 THREE MONTHS ENDED
                                                ---------------------
                                                MARCH 31,    APRIL 1,
                                                  2001         2000      % CHANGE
                                                ---------    --------    --------
                                                    (IN MILLIONS)
Product.......................................    $21.7       $20.5          6%
Services......................................    $53.7       $49.0         10%
Maintenance...................................    $17.0       $14.2         20%

  COST OF REVENUE AS A PERCENT OF RELATED REVENUE

Product.......................................       12%         19%
Services......................................       67%         65%
Maintenance...................................       20%         19%

     Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

     Cost of product revenue increased $1.2 million for the first quarter of 2001, when compared to the first quarter of 2000, primarily due to increases in manufacturing expenses associated with emulation system products and purchased software amortization, partially offset by a decrease in amortization of software development costs.

     Because the majority of Cadence's cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the first quarter of 2001, when compared to the first quarter in 2000, primarily due to an increase in price and volume of license renewals with major customers.

     Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue increased $4.7 million in the first quarter of 2001, when compared to the first quarter of 2000, primarily due to Cadence's addition of services professionals and employee-related costs.

     Services gross margin declined slightly for the first quarter of 2001, when compared to the first quarter of 2000. This decrease was primarily due to increased headcount in anticipation of increased demand which did not materialize. Services gross margin has been, and may continue to be, reduced by Cadence's inability to fully utilize its services resources. In addition, services gross margin may continue to be reduced by Cadence's inability to achieve operating efficiencies when implementing a growing number of services offerings.

     Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue increased $2.8 million in the first quarter of 2001, when compared to the first quarter of 2000, primarily due to employee-related costs.

  AMORTIZATION OF ACQUIRED INTANGIBLES

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                        MARCH 31,    APRIL 1,
                                                          2001         2000      % CHANGE
                                                        ---------    --------    --------
                                                            (IN MILLIONS)
Amortization of acquired intangibles..................    $22.0       $19.7         12%

  AMORTIZATION OF ACQUIRED INTANGIBLES AS A PERCENT OF TOTAL REVENUE

Amortization of acquired intangibles..................        6%          8%

     Amortization of acquired intangibles increased $2.3 million in the first quarter of 2001, when compared with the first quarter of 2000, primarily due to the 2001 acquisition of CadMOS.

  OPERATING EXPENSES

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                        MARCH 31,    APRIL 1,
                                                          2001         2000      % CHANGE
                                                        ---------    --------    --------
                                                            (IN MILLIONS)
Marketing and sales...................................    $93.5       $86.2          8%
Research and development..............................    $71.0       $62.6         13%
General and administrative............................    $30.8       $22.5         36%

  EXPENSES AS A PERCENT OF TOTAL REVENUE

Marketing and sales...................................       27%         33%
Research and development..............................       21%         24%
General and administrative............................        9%          9%

     Marketing and sales expenses increased $7.3 million in the first quarter of 2001, when compared to the first quarter of 2000, primarily due to an increase in employee-related costs and additional marketing programs.

     Research and development expenses, prior to the reduction for capitalization of software development costs, were $78.6 million in the first quarter of 2001 and $71.4 million for the first quarter of 2000, representing 23% and 28% of total revenue, respectively. Cadence capitalized software development costs of approximately $7.6 million in the first quarter of 2001 and $8.8 million in the first quarter of 2000, which represented approximately 10% and 12% of total research and development expenditures made in each of those periods, respectively. The decrease in capitalized software development costs for the first quarter of 2001 resulted primarily from an increase in new product development in which costs are expensed until technological feasibility is established. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

     The increase in net research and development expenses of $8.4 million for the first quarter of 2001, when compared to the first quarter of 2000, was primarily attributable to employee-related costs and increased investment in research and development projects.

     General and administrative expenses increased $8.2 million in the first quarter of 2001, when compared to the first quarter of 2000, due to increases in bad debt expense, primarily in Tality, and consulting services.

     Foreign currency exchange rates positively affected operating expenses by $2.8 million during the first quarter of 2001, primarily due to the weakening of the British pound and the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected operating expenses by $0.5 million during the first quarter of 2000, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar, offset partially by the weakening of the French franc and German mark.

  AMORTIZATION OF DEFERRED STOCK COMPENSATION

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,    APRIL 1,
                                                             2001         2000
                                                           ---------    --------
                                                               (IN MILLIONS)
Amortization of deferred stock compensation..............    $5.9         $ --

  AMORTIZATION OF DEFERRED STOCK COMPENSATION AS A PERCENT OF TOTAL REVENUE

Amortization of deferred stock compensation..............       2%           0%

     In the third quarter of 2000, Cadence began recording deferred stock compensation resulting from Tality option grants, Tality restricted stock sales, and Cadence's acquisition of CadMOS. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and restricted stock sales to certain Cadence executives and key employees, and the deemed fair market value of Tality's common stock at the time of those grants and sales. Deferred stock compensation from the CadMOS acquisition represents the difference between the exercise price of stock option grants to CadMOS employees and the fair market value of Cadence's common stock at the time of acquisition. Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options and restricted stock vest. For the first quarter of 2001, Cadence recorded $5.9 million of amortization of deferred stock compensation for which there were no similar costs in the first quarter of 2000.

  UNUSUAL ITEMS

     There were no unusual items in the first quarter of 2000. The following table presents information regarding unusual items for the quarter ended March 31, 2001:

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 2001
                                                     ------------------
                                                       (IN MILLIONS)
Write-off of acquired in-process technology........        $12.1
Tality IPO fees and separation costs...............          3.5
Restructuring charges..............................          1.5
                                                           -----
          Total unusual items......................        $17.1
                                                           =====

     Acquisitions and In-Process Technology

     In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment. The $12.6 million is based on the share price of Cadence's common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence's consolidated financial statements from the date of acquisition.

     Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. Expenditures to complete the in-process technology are expected to total approximately $1.8 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

     At the time of its acquisition by Cadence, CadMOS's in-process research and development projects were related to the development of a static timing analysis tool, the development of advanced fixing capabilities in the noise analysis area, and in the mixed signal area, the development of a flow to integrate with Cadence tools and a tool to analyze large application-specific integrated circuit designs for substrate noise. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

     The net cash flows resulting from the projects underway at CadMOS used to value the purchased research and development were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence's ability to gain market acceptance in these segments, and the life cycle of this in-process technology.

     Estimated total revenue from the acquired in-process technology is expected to peak in 2004 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $3.6 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes, and depreciation of approximately 50% of the revenue generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

     The discount of the net cash flows to their present value was based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on the required rates of return from investments in various areas of the enterprise. The rate used to discount the net cash flows from purchased in-process technology was 28%. The discount rate is sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

     Tality IPO Fees and Separation Costs

     In the first quarter of 2001, Cadence wrote off $2.8 million of Tality IPO fees as a result of the postponement of the Tality IPO on October 9, 2001. These fees consisted of legal and accounting services and registration statement printing and filing fees and were incurred primarily during 2000. In addition, Cadence recorded $0.7 million of Tality separation costs in the first quarter of 2001, related primarily to information systems separation.

     Restructuring

     In the first quarter of 2001, Cadence recorded $1.5 million of restructuring expenses incurred in connection with its research and development process. Cadence expects to record restructuring charges in the second quarter of 2001, estimated between $30 million and $40 million. These restructuring efforts are targeted at work force and infrastructure reductions within Tality and facilities and asset consolidations within Cadence.

  OTHER INCOME AND INCOME TAXES

     Other income decreased $1.4 million in the first quarter of 2001, when compared to the first quarter of 2000, primarily due to a $1.4 million investment loss, an increase in foreign exchange losses of $0.9 million, offset by an increase in minority interest income of $0.9 million. The investment loss was due to an accounting adjustment by an equity investment, Integrated Measurement Systems, Inc., related to Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements", which became effective in December 1999.

     Cadence's estimated effective tax rate in the first quarter of 2001 was 26.5%, excluding the effect of the write-off of acquired in-process technology of $12.1 million and amortization of deferred stock compensation of $5.9 million. The effective tax rate for the first quarter of 2000 was 26.5%.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, Cadence's principal sources of liquidity consisted of $111.5 million of cash and cash equivalents and short-term investments, compared to $137 million at December 30, 2000, and two syndicated senior unsecured credit facilities totaling $350 million. As of March 31, 2001, Cadence had no outstanding borrowings under these credit facilities.

     Cash provided by operating activities decreased $5.4 million to $45.7 million for the first quarter of 2001 when compared to the first quarter of 2000. The decrease was primarily due to the payment of accounts payable and accrued liabilities.

     At March 31, 2001, Cadence had net working capital of $63.1 million compared with $65.3 million at December 30, 2000. The working capital decrease was driven primarily by a decrease in receivables of $35.3 million and a decrease in cash and cash equivalents and short-term investments of $25.4 million, partially offset by a decrease in accounts payable and accrued liabilities of $56.5.

     In addition to its short-term investments, Cadence's primary investing activities consisted of an acquisition, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $56.3 million and $60.9 million of cash used for investing activities in the first quarters of 2001 and 2000, respectively.

     Cadence sells put warrants and purchases call options through private placements. See "Notes to Consolidated Financial Statements -- Put Warrants and Call Options." At March 31, 2001, Cadence had a maximum potential obligation related to put warrants to buy back 6.8 million shares of its common stock at an aggregate price of approximately $168.3 million. The put warrants will expire on various dates through February 2002, and Cadence has the contractual ability to settle the put warrants and call options prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders' equity in the condensed consolidated balance sheets.

     As part of its overall investment strategy, Cadence is a limited partner in a venture capital fund and is committed to invest up to $100 million. As of March 31, 2001, Cadence had contributed approximately $58.9 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets, net of operating expenses.

     On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the

364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence's interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At March 31, 2001, there were no borrowings outstanding under the 2000 Facilities.

     Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its $350 million revolving credit facilities will be sufficient to meet its working capital and capital requirements on a short-and long-term basis.

NEW ACCOUNTING STANDARDS

     In September 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which was taken up to address implementation of the EITF's March 2000 final consensus of EITF Issue No. 00-7, "Application of EITF Issue No. 96-13 to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Outside the Control of the Issuer Occur." The final consensus in Issue No. 00-7 generally stated that equity derivative contracts that contain provisions that implicitly or explicitly require net cash settlement outside of the control of the company must be treated as assets and liabilities and carried at fair value with changes in fair value recognized in earnings rather than equity instruments carried at original cost and reported as part of permanent equity. This interpretation becomes effective June 30, 2001 and is not expected to have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," was issued. The adoption of this statement did not have a material effect on Cadence's consolidated financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones Cadence faces. Additional risks and uncertainties not currently known to Cadence or that Cadence currently deem immaterial also may impair Cadence's business operations. If any of the following risks actually occur, Cadence's business, operating results, and financial condition could be materially harmed. Unless specifically noted, references to Cadence in the discussion below are references to Cadence and its subsidiaries, including Tality Corporation and its subsidiaries.

CADENCE IS SUBJECT TO THE CYCLICAL NATURE OF THE INTEGRATED CIRCUIT INDUSTRY AND
     THE ELECTRONICS SYSTEMS INDUSTRY, AND THE CURRENT DOWNTURN OR ANY FUTURE DOWNTURNS MAY REDUCE OUR REVENUE

     Purchases of our products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies' and their customers' products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production over capacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. A number of integrated circuit manufacturers and electronics systems companies have announced slowdowns of demand and production. The current slowdown and any future downturns may reduce our revenue and harm our results of operations.

CADENCE HAS REORGANIZED ITS DESIGN SERVICES GROUP AS A SEPARATE COMPANY, WHICH
     MAY IMPACT ITS FINANCIAL RESULTS

     Since 1995, Cadence has operated an electronics design services group. On July 17, 2000, Cadence announced its plan to separate its design services group into a separate company named Tality Corporation focused on providing design solutions and proprietary technology to electronics product companies and integrated circuit manufacturers, and announced the planned initial public offering of the separate company. The separation was substantially completed on October 4, 2000. On October 9, 2000, Cadence announced that it had postponed Tality's initial public offering due to unfavorable market conditions. On April 17, 2001, Tality withdrew the registration statement for its initial public offering. Cadence currently intends to consider undertaking an initial public offering for Tality when market conditions become favorable. Tality operates as a majority-owned subsidiary of Cadence. Cadence's expenses in the design services business increased substantially in connection with Tality's separation from Cadence and its expenses may continue to increase as it seeks to expand its business. The rate of growth of Tality's revenue over prior periods may not continue or increase at all, and its separation and expansion may prove more expensive than Cadence anticipates. If Tality fails to increase its revenue to offset its expenses, Tality will continue to experience losses.

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

CADENCE HAS HISTORICALLY SUFFERED LOSSES IN ITS ELECTRONICS DESIGN AND
     METHODOLOGY SERVICES BUSINESS AND MAY CONTINUE TO DO SO IN THE FUTURE

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

     - A substantial portion of these services contracts are fixed-price contracts. This means that the customer pays a fixed price that is agreed upon at the time of contract execution, regardless of how much time or how many resources Cadence must actually devote to successfully complete the contract. Although Cadence is moving towards more time based contracts, there can be no guarantee that this shift will occur. If Cadence's cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence's business, operating results, and financial condition.

CADENCE'S FAILURE TO RESPOND QUICKLY TO TECHNOLOGICAL DEVELOPMENTS COULD MAKE
     ITS PRODUCTS UNCOMPETITIVE AND OBSOLETE

     The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronics design industry is experiencing several revolutionary trends:

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

     - The ability to design very large chips, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as "system-on-a-chip"), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

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

     Cadence's success depends, in part, upon its proprietary technology. Many of Cadence's products include software or other intellectual property licensed from third parties, and Cadence may have to seek new or renew existing licenses for this software and other intellectual property in the future. Cadence's design services business also requires it to license software or other intellectual property from third parties. Cadence's failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence's business, operating results, and financial condition.

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

INTELLECTUAL PROPERTY INFRINGEMENT BY OR AGAINST CADENCE COULD SERIOUSLY HARM
     ITS BUSINESS

     There are numerous patents in the electronics design automation, or EDA, industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer's rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm Cadence's business, operating results, and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence's business, operating results, and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

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

CADENCE OBTAINS KEY COMPONENTS FOR ITS HARDWARE PRODUCTS FROM A LIMITED NUMBER
     OF SUPPLIERS

     Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence's inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on Taiwan Semiconductor Manufacturing Corporation for the supply of key integrated circuits and on IBM for the hardware components for Cadence's COBALT(TM) and MERCURYPLUS(TM) products. Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence's results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence's ability to deliver products would result.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS COULD HURT CADENCE'S BUSINESS
     AND THE MARKET PRICE OF ITS STOCK

     Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence's quarterly operating results and some of them are not within Cadence's control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products and services by customers. Quarterly operating results are affected by the mix of products and services sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average through 2000, Cadence had realized gross margins on software product sales of approximately 90% but realized gross margins of approximately 67% on hardware product sales and approximately 33% on its performance of services. In the first quarter of 2001, realized gross margins increased to approximately 92% for software products, decreased to approximately 52% for hardware products, and remained approximately 33% for services. In addition, Cadence's quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. As Cadence customers purchase more software products pursuant to subscription agreements, future operating results may be lower than that of comparable quarters in which perpetual and fixed-term licenses were in greater use for software product transactions. Finally, Cadence's quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence's software products could seriously harm its quarterly operating results.

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

CADENCE HAS RECENTLY COMPLETED AN ACQUISITION, EXPECTS TO ACQUIRE OTHER
     COMPANIES, AND MAY NOT SUCCESSFULLY INTEGRATE THEM

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

     Cadence has significant operations outside the United States. Cadence's revenue from international operations as a percentage of total revenue was approximately 39% for the first quarter of 2001 and 41% for the first quarter of 2000. Cadence also transacts business in various foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of countries other than the United States in which Cadence conducts business could seriously harm its business, operating results, and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, it will take more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. dollars, an increase in the exchange rate will result in an increase in the price for Cadence's products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence's prices being uncompetitive in markets where business is transacted in the local currency. Cadence's international operations may also be subject to other risks, including:

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

CADENCE'S INABILITY TO COMPETE IN ITS INDUSTRIES COULD SERIOUSLY HARM ITS
     BUSINESS

     The EDA market and the commercial electronics design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence's business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manu-
     facturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors that could affect Cadence's ability to succeed include:

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

CADENCE'S FAILURE TO ATTRACT, TRAIN, MOTIVATE, AND RETAIN KEY EMPLOYEES MAY HARM
     ITS BUSINESS

     Competition for highly skilled employees is very intense. Cadence's business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. The high cost of training new personnel, not fully utilizing these personnel, or losing trained personnel to competing employers could reduce our gross margins and harm our business and operating results. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. To attract and retain individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operating results will suffer. Cadence's failure to attract, train, motivate, and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence's business, operating results, and financial condition.

IF CADENCE BECOMES SUBJECT TO UNFAIR HIRING CLAIMS, CADENCE COULD BE PREVENTED
     FROM HIRING NEEDED PERSONNEL, INCUR LIABILITY FOR DAMAGES AND INCUR SUBSTANTIAL COSTS IN DEFENDING ITSELF

     Companies in Cadence's industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. Cadence could also incur substantial costs in defending itself or its employees against these claims, regardless of their merits. Defending Cadence from these claims could also divert the attention of Cadence's management away from its operations.

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

     - Loss of current customers and loss of, or delay in, revenue and loss of market share;

     - Failure to attract new customers or achieve market acceptance;

     - Diversion of development resources to resolving the problem;

     - Increased service costs; and

     - Liability for damages.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S
     CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR
     EXPENSES

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have backup generators or alternate sources of power for critical operations in the event of a blackout. If, however, blackouts interrupt our power supply, or the power supply of our service providers, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply.

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

     On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence's interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At March 31, 2001, there were no borrowings outstanding under the 2000 Facilities.

     The table below presents the carrying value and related weighted average interest rates for Cadence's interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. As of March 31, 2001, all of Cadence's investments have maturities of less than 12 months. The carrying value approximated fair value at March 31, 2001.

                                                        CARRYING          AVERAGE
                                                          VALUE        INTEREST RATE
                                                      -------------    -------------
                                                      (IN MILLIONS)
Interest Bearing Instruments:
  Cash -- fixed rate................................      $54.7            1.33%
  Cash -- variable rate.............................       20.4            4.10%
  Short-term investments -- fixed rate..............       10.9            3.94%
  Cash equivalents -- variable rate.................        5.9            4.69%
                                                          -----
          Total interest bearing instruments........      $91.9            2.47%
                                                          =====

  INTEREST RATE SWAP RISK

     Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. As of March 31, 2001, the notional amount payable was $6.5 million that will be amortized in quarterly installments of approximately $2.2 million through October 2001. The estimated fair value at March 31, 2001 was negligible.

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

     The table below provides information as of March 31, 2001 about Cadence's forward contracts. As of March 31, 2001, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to May 17, 2001.

                                                                         WEIGHTED
                                                                         AVERAGE
                                                          NOTIONAL       CONTRACT
                                                           AMOUNT          RATE
                                                        -------------    --------
                                                        (IN MILLIONS)
Forward Contracts:
  Euro................................................      $45.3           0.92
  Swedish krona.......................................       13.1           9.92
  Japanese yen........................................       12.9         109.14
  British pound sterling..............................        4.6           1.45
  Canadian dollars....................................        3.3           1.55
  Singapore dollars...................................        1.2           1.76
  Hong Kong dollars...................................        0.5           7.80
                                                            -----
                                                            $80.9
                                                            =====
  Estimated fair value................................      $(1.3)
                                                            =====

     While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence's consolidated results of operations and financial position during the quarter ended March 31, 2001. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

  EQUITY PRICE RISK

     Cadence repurchases shares of its common stock under stock repurchase programs for issuance under its Employee Stock Purchase Plan, or ESPP, its 1997 Stock Option Plan, referred to as the 1997 Plan, and its 2000 Stock Option Plan, referred to as the 2000 Plan, adopted in January 2000. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect "net share settlement", rather than physical settlement, of put warrants that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence's stock repurchase program includes the following characteristics:

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

     The table below provides information as of March 31, 2001 about Cadence's outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through February 2002 and Cadence has the contractual ability to settle the options prior to their maturity.

                                              2001           2002          ESTIMATED
                                            MATURITY       MATURITY       FAIR VALUE
                                            ---------      ---------      -----------
                                            (SHARES AND CONTRACT AMOUNTS IN MILLIONS)
Put Warrants:
  Shares..................................       5.1           1.7
  Weighted average strike price...........   $ 24.54        $25.13
  Contract amount.........................   $ 125.9        $ 42.4           $46.3
Call Options:
  Shares..................................       3.8           1.2
  Weighted average strike price...........   $ 24.80        $25.38
  Contract amount.........................   $  93.0        $ 31.7           $ 5.7

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

     In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring Avant! from any further infringement of Cadence's copyrights in DESIGN FRAMEWORK II(R) software, or selling, licensing or copying such product derived from DESIGN FRAMEWORK II, including, but not limited to, Avant!'s ArcCell products. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the preliminary injunction.

     By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that court and ordered Avant! to post a $5 million bond in light of related criminal proceedings pending against Avant! and several of its executives.

     On September 7, 1999, the District Court ruled on the parties' Motions for Summary Adjudication, and granted in part, and denied in part, each party's motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence's copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence's trade secret claim based on Avant!'s use of Cadence's DESIGN FRAMEWORK II source code is barred by the release. On May 15, 2001, the Ninth Circuit will hear oral arguments by both parties on their appeals from the District Court's order. The trial date has been vacated pending a decision on the appeal and the outcome of the criminal case, for which the trial is scheduled to begin in May 2001.

     In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California. In this lawsuit, entitled Aptix Corporation and Meta Systems, Inc. v. Quickturn Design Systems, Civil Action No. C 98-00762 WHA, Aptix and Meta Systems alleged that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. Quickturn filed a counterclaim requesting the District Court to declare the Aptix patent invalid in view of the prior art and unenforceable based on inequitable conduct during the prosecution of the patent. In June 2000 the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix denying Quickturn's abuse of process counterclaim, and Quickturn filed an appeal brief on June 30, 2000. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement to Quickturn of the attorneys' fees and costs it incurred in the litigation. Aptix has appealed the District's Court's judgment and, in the meantime, has agreed to post a $2 million bond to secure the judgment. The U.S. Court of Appeals for the Federal Circuit will hear oral arguments on June 7, 2001 on Aptix and Meta's appeal of the sanctions and claim construction and on Quickturn's appeal of the denial of its abuse of process counterclaim.

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

     In early 1999, Cadence entered into negotiations with Intelect Communications, Inc., and Intelect's wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability, and discovery has concluded. In February 2001, Cadence filed a motion for partial summary judgment, which the Court has taken under submission. A trial date has been schedule for October 2001. Cadence believes that it has defenses to and disputes the allegations made by Intelect and DNA, including the allegation that a purchase contract was entered into, and intends to defend the action vigorously.

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

     In April 2000, Cadence filed suit against a former design services customer, IMI Telecommunications, Inc., for breach of contract relating to IMI Telecommunications' failure to make payments due and fulfill its obligations under a services agreement. Damages claimed by Cadence were approximately $1 million. The defendant countersued, alleging breach of oral contract, rescission, negligent misrepresentation and fraud by Cadence and claiming damages exceeding $100 million and seeking punitive damages exceeding $500 million. Cadence filed a motion to dismiss IMI's counterclaims, and the motion to dismiss was granted on October 5, 2000. IMI then filed an amended counterclaim on October 25, 2000, for negligent misrepresentation, seeking monetary damages in excess of $100 million. On March 19, 2001, the suit was settled for an undisclosed amount in a confidential settlement.

     On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California (Case No. C-00-03291) accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor and seeking unspecified damages and injunctive relief. Quickturn and Cadence believe the complaint filed by Mentor is without substance and that the patent that is the subject of this suit in invalid and not infringed. Cadence and Quickturn are vigorously defending the claim. On November 3, 2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn's MERCURYPLUS emulation systems prior to trial of this action. The hearing on that motion was held on April 17, 2001. The Court took the matter under submission. The parties have agreed to consolidate this action with Civil Action Nos. C99-5464 and C 00-01030 WHA, described above, for purposes of discovery and pre-trial motions. A trial date of October 7, 2002 has been set for all three actions.

     On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor's proposed design verification approach (in which chip designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn's patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. On January 5, 2001, Quickturn and Cadence answered the complaint. In their answer, Quickturn and Cadence denied Mentor and Meta's contention, and asserted that Mentor and Meta's complaint lacks subject matter jurisdiction and is barred by res judicata and collateral estoppel. In January 2001, Quickturn and Cadence filed a Motion to Dismiss the action, based on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn's motion to dismiss.

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

     On December 28, 2000, a former design services customer, Scanz Communications, filed an action for fraud, breach of contract, negligence, intentional interference with prospective advantage, negligent interfer-ence with prospective advantage, negligent misrepresentation and unfair business practices in the Los Angeles Superior Court of California against Cadence and Tality. Scanz seeks compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of $4,657,556.17 for design services rendered to Scanz. Cadence demurred to Scanz' complaint. Cadence's demurrer was sustained on all causes of actions. Accordingly, Scanz's complaint was dismissed on March 13, 2001, with leave to amend. Cadence and Tality filed a Complaint against Scanz in April 2001 for recovery of the $4,657,556.17 owed. Scanz filed its First Amended Complaint on April 2, 2001, to which Cadence demurred on May 7, 2001. The hearing on Cadence's demurrer to Scanz's First Amended Complaint is set for June 25, 2001. Cadence filed a cross-complaint against Scanz on May 8, 2001.

     Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence's business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the result of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with Cadence's acquisition of CadMOS Design Technology, Inc. completed in February 2001, Cadence has or will issue up to an aggregate of 4,085,094 shares of its common stock as consideration for all of the outstanding shares of capital stock, and assumption of options and warrants of CadMOS. Such shares are being issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. For further discussion, see "Acquisitions" in the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

     None.

     (b) Reports on Form 8-K:

     On January 8, 2001, the Registrant filed a Current Report on Form 8-K reporting Cadence's definitive agreement to acquire CadMOS Design Technology, Inc., a Delaware corporation.

     On March 5, 2001, the Registrant filed a Current Report on Form 8-K reporting the completion of Cadence's acquisition of CadMOS Design Technology, Inc.

     On April 18, 2001, the Registrant filed a Current Report on Form 8-K reporting the withdrawal by Tality Corporation of its Registration Statement on Form S-1 under the Securities Act of 1933, as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CADENCE DESIGN SYSTEMS, INC.
                                          (Registrant)

DATE: May 14, 2001                        By: /s/ H. RAYMOND BINGHAM
                                            ------------------------------------
                                            H. Raymond Bingham
                                            President, Chief Executive Officer,
                                              and Director

DATE: May 14, 2001                        By: /s/ WILLIAM PORTER
                                            ------------------------------------
                                            William Porter
                                            Senior Vice President
                                            and Chief Financial Officer