Form 10-Q
period 2001-06-30
CADENCE DESIGN SYSTEMS INC
filed 2001-08-14
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10606

CADENCE DESIGN SYSTEMS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0148231 (I.R.S. Employer Identification No.)

2655 Seely Avenue, Building 5, San Jose, California (Address of Principal Executive Offices)	95134 (Zip Code)

(408) 943-1234

Registrant’s Telephone Number, including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

          At August 4, 2001, there were 248,519,432 shares of the registrant’s common stock, $0.01 par value, outstanding.

CADENCE DESIGN SYSTEMS, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets:

	June 30, 2001 and December 30, 2000	3
	Condensed Consolidated Statements of Operations:

	Three and Six Months Ended June 30, 2001 and July 1, 2000	4
	Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2001 and July 1, 2000	5

	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and

	Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Changes in Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits and Reports on Form 8-K	47

Signatures		48

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30,	December 30,
	2001	2000

	(Unaudited)

Current Assets:

Cash and cash equivalents	$130,037	$85,220

Short-term investments	11,026	51,749

Receivables, net	249,077	289,468

Inventories, net	22,138	20,149

Prepaid expenses and other	126,133	110,262

Total current assets	538,411	556,848

Property, plant, and equipment, net	381,859	368,879

Software development costs, net	11,338	10,738

Acquired intangibles, net	355,508	326,518

Installment contract receivables	33,650	38,420

Other assets	159,306	175,918

	$1,480,072	$1,477,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes payable and current portion of capital leases	$1,807	$2,212

Accounts payable and accrued liabilities	243,826	273,594

Deferred revenue	233,068	215,768

Total current liabilities	478,701	491,574

Long-term Liabilities:

Capital leases	2,207	3,298

Minority interest	6,878	11,612

Other long-term liabilities	60,044	61,372

Total long-term liabilities	69,129	76,282

Stockholders’ Equity:

Common stock and capital in excess of par value	798,745	847,099

Treasury stock at cost	(164,151)	(256,260)

Deferred compensation	(53,506)	(60,978)

Retained earnings	369,157	394,224

Accumulated other comprehensive loss	(18,003)	(14,620)

Total stockholders’ equity	932,242	909,465

	$1,480,072	$1,477,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Revenue:

Product	$190,166	$140,383	$371,423	$245,915

Services	73,798	80,177	153,818	155,992

Maintenance	83,611	78,122	166,991	154,268

Total revenue	347,575	298,682	692,232	556,175

Costs and Expenses:

Cost of product	21,820	20,501	43,483	40,979

Cost of services	48,765	52,182	102,481	101,183

Cost of maintenance	15,918	15,329	32,876	29,518

Marketing and sales	96,163	95,031	189,650	181,198

Research and development	73,902	65,772	144,882	128,345

General and administrative	27,454	23,751	58,209	46,283

Amortization of acquired intangibles	25,928	19,868	47,920	39,534

Amortization of deferred stock compensation(1)	7,175	- - - -	13,115	- - - -

Restructuring, asset impairment, and unusual items	67,704	- - - -	84,788	- - - -

Total costs and expenses	384,829	292,434	717,404	567,040

Income (loss) from operations	(37,254)	6,248	(25,172)	(10,865)

Other income, net	536	1,407	158	2,453

Income (loss) before provision (benefit) for income taxes	(36,718)	7,655	(25,014)	(8,412)

Provision (benefit) for income taxes	(7,829)	2,029	53	(2,229)

Net income (loss)	$(28,889)	$5,626	$(25,067)	$(6,183)

Basic net income (loss) per share	$(0.12)	$0.02	$(0.10)	$(0.03)

Diluted net income (loss) per share	$(0.12)	$0.02	$(0.10)	$(0.03)

Weighted average common shares outstanding	248,020	244,404	244,609	244,516

Weighted average common and potential common shares outstanding — assuming dilution	248,020	258,583	244,609	244,516

--------------------------------------------------------------------------

(1)	Amortization of deferred stock compensation would be classified as follows:

Cost of services	$1,441	$	- - - -	$3,047	$	- - - -

Marketing and sales	1,550		- - - -	2,785		- - - -

Research and development	1,658		- - - -	2,078		- - - -

General and administrative	2,526		- - - -	5,205		- - - -

	$7,175	$	- - - -	$13,115	$	- - - -

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash and Cash Equivalents at Beginning of Period	$85,220	$111,401

Cash Flows from Operating Activities:

Net loss	(25,067)	(6,183)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	120,555	95,819

Net investment gain on sale, equity gain, and write-downs	(4,476)	(5,124)

Minority interest income	(1,959)	- - - -

Fair market value of options issued to consultants	(897)	- - - -

Deferred income taxes	(137)	14

Write-off of acquired in-process technology	13,100	- - - -

Write-off of goodwill	25,834	- - - -

Non-cash restructuring and other related charges	17,495	- - - -

Provisions for losses on trade accounts receivable	17,347	883

Changes in current assets and liabilities, net of effect of acquired and disposed businesses:

Receivables	(60,908)	(65,265)

Inventories	(7,384)	(809)

Prepaid expenses and other	(14,953)	(24,458)

Installment contract receivables	(2,357)	38,251

Accounts payable and accrued liabilities	(8,209)	10,682

Deferred revenue	15,191	40,352

Other long-term liabilities	(1,353)	4,247

Net cash provided by operating activities	81,822	88,409

Cash Flows from Investing Activities:

Maturities of short-term investments — held-to-maturity	- - - -	999

Maturities of short-term investments — available-for-sale	60,463	1,107

Purchases of short-term investments — available-for-sale	(19,741)	- - - -

Purchases of property, plant, and equipment	(74,706)	(46,652)

Capitalization of software development costs	(15,332)	(14,714)

Increase in acquired intangibles and other assets	(5,115)	(21,848)

Investment in venture capital partnership and equity investments	(90)	(497)

Cash effect of business acquisitions	(2,188)	(4,503)

Sale of put warrants	12,032	25,516

Purchase of call options	(12,032)	(25,516)

Net cash used for investing activities	(56,709)	(86,108)

Cash Flows from Financing Activities:

Proceeds from long-term debt and capital leases	184,949	- - - -

Principal payments on long-term debt and capital leases	(186,235)	(21,763)

Proceeds from issuance of common stock	36,030	40,945

Purchases of treasury stock	(101,372)	(98,631)

Repurchase of minority interest	(1,342)	- - - -

Proceeds from transfer of financial assets in exchange for cash	91,704	80,808

Net cash provided by financing activities	23,734	1,359

Effect of exchange rate changes on cash	(4,030)	(1,896)

Net increase in cash and cash equivalents	44,817	1,764

Cash and Cash Equivalents at End of Period	$130,037	$113,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

          Certain amounts in the consolidated financial statements as of December 30, 2000 and for the three and six months ended July 1, 2000 have been reclassified to conform with the June 30, 2001 presentation.

Acquisitions

          In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, net of acquisition costs, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. The acquisitions were accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

          In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment of certain specified individuals. The $12.6 million is based on the share price of Cadence’s common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

          Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unusual Items.” The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. Expenditures to complete the in-process technology are expected to total approximately $1.8 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

          Comparative pro forma financial information for all acquisitions has not been presented because the results of operations were not material to Cadence’s consolidated financial statements.

Restructuring, Asset Impairment, and Unusual Items

          In the second quarter of 2001, Cadence announced a worldwide restructuring plan targeted at reducing workforce and consolidating facilities and assets.

          Cadence recorded $32.7 million of restructuring charges classified as unusual operating expenses associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $11.3 million for reduction in personnel and $21.4 million to downsize and close excess facilities. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the electronics industry, particularly in the U.S. The restructuring was primarily aimed at reducing excess personnel and capacity costs. Management estimates that the restructuring resulted in annualized cost reductions of approximately $30.8 million in salary and benefit costs and $35.1 million in facility costs.

          The restructuring plan will result in the reduction of approximately 325 employees. While employee reductions are across all business functions, operating units, and geographic regions, Cadence’s wireless communications-related areas will be affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Severance costs in the restructuring included severance benefits, notice pay, and out-placement services. Approximately $5.3 million of these costs resulted from the payments to certain participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to June 30, 2001. All severance benefits are expected to be paid out by the end of 2001.

          Facilities consolidation charges of $21.4 million were incurred in connection with the downsizing and closing of 16 sites. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate under Statement of Financial Accounting Standards No. 5 Accounting for Contingencies and represents the low end of the range, $10.8 million, which will be adjusted in the future upon certain triggering events (change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $50.4 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Asset-related costs that were expensed consisted of leasehold improvements for facilities that were abandoned and whose estimated fair market value is zero. As of June 30, 2001, two sites had been vacated and four sites had been downsized.

          In relation to the wireless communications business downsizing and current decline in business conditions generally, Cadence restructured certain of its businesses and realigned resources to focus on profit contribution, high-growth markets, and core opportunities. As a result, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and reduction of future emphasis on this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

          The following table summarizes Cadence’s restructuring activity for the six months ended June 30, 2001:

	For the Six Months Ended June 30, 2001

	Severance
	And	Excess
	Benefits	Facilities	Assets	Total

	(In thousands)

Balance, December 30, 2000.	$2,319	$4,938	$280	$7,537

2001 restructuring charges	11,290	10,264	11,100	32,654

Non-cash charges	16	(2,787)	(8,910)	(11,681)

Cash charges	(10,841)	(2,511)	(427)	(13,779)

Reclassifications	- - - -	525	- - - -	525

Balance, June 30, 2001.	$2,784	$10,429	$2,043	$15,256

          The majority of the restructuring reserve balance at December 30, 2000 was offset to the 2001 restructuring plan.

Inventories

          Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

          In connection with its announced restructuring, Cadence recorded a $5.8 million provision expense against inventory, which is included in unusual items in the Condensed Consolidated Statements of Operations. Of the $5.8 million, $3.7 million related to two discontinued product lines as part of Cadence’s restructuring and $2.1 million related to excess inventory of emulation products. The $3.7 million related to inventory and other related costs for two product lines Cadence will no longer sell. As part of the restructuring, Cadence examined the business and determined that these products would not result in future revenue growth. The excess inventory charge of $2.1 million was due to a sudden and significant decrease in forecasted revenue for emulation products and was calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on our current 12-month demand forecast, we do not anticipate that the excess inventory subject to this provision will be used at a later date.

          A summary of inventories follows:

	June 30,	December 30,
	2001	2000

	(In thousands)

Raw materials	$17,691	$17,897

Work in process	4,447	2,252

Total inventories, net	$22,138	$20,149

Credit Facility

          On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility, of which $177.5 million terminated on September 27, 2000, and $177.5 million was terminated immediately prior to closing of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At June 30, 2001, there were no borrowings outstanding under the 2000 Facilities.

Comprehensive Loss

          Comprehensive loss includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in stockholders’ equity. A summary of comprehensive loss follows:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(In thousands)

Net income (loss)	$(28,889)	$5,626	$(25,067)	$(6,183)

Translation loss	(1,462)	(1,549)	(3,715)	(1,667)

Unrealized income (loss) on investments	2,022	(20,826)	332	(27,603)

Comprehensive loss	$(28,329)	$(16,749)	$(28,450)	$(35,453)

Net Income (Loss) Per Share

          The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(In thousands)

Weighted average common shares used to calculate basic net income (loss) per share	248,020	244,404	244,609	244,516

Options	- - - -	11,996	- - - -	- - - -

Warrants and other contingent shares	- - - -	712	- - - -	- - - -

Puts	- - - -	1,471	- - - -	- - - -

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	248,020	258,583	244,609	244,516

          Options to purchase 52,568,767 shares of common stock were outstanding for the three and six months ended June 30, 2001, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These options expire at various dates through 2011. Put warrants to purchase 5,123,800 shares of common stock were outstanding for the three and six months ended June 30, 2001, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The put warrants outstanding during the three and six months ended June 30, 2001 expire on various dates through February 2002. Warrants to purchase 140,000 shares of common stock were outstanding for the three and six months ended June 30, 2001, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The warrants outstanding expire in June 2003.

          Options to purchase 19,374,536 shares of common stock were outstanding for the three months ended July 1, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2011.

          Options to purchase 50,685,907 shares of common stock were outstanding for the six months ended July 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These options expire at various dates through 2010. Put warrants to purchase 6,330,775 shares of common stock were outstanding for the six months ended July 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The put warrants outstanding during the six months ended July 1, 2000 expire on various dates through February 2002. Warrants to purchase 140,000 shares of common stock were outstanding for the six months ended July 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The warrants outstanding expire in June 2003.

Contingencies

          Refer to Part II, Item 1 for a description of legal proceedings.

Put Warrants and Call Options

          Cadence has authorized a share repurchase program under which repurchased shares with a value of up to $500 million will be used for general corporate purposes including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. See “Subsequent Events.”

          As of June 30, 2001, Cadence had authorized three seasoned systematic stock repurchase programs under which it repurchased common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans.

          As part of its authorized stock repurchase program, Cadence has sold put warrants through private placements. At June 30, 2001, there were 5.1 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $23.87 to $26.90 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence’s systematic stock repurchase programs. At June 30, 2001, Cadence had 3.8 million call options outstanding at prices ranging from $24.12 to $27.15 per share. The put warrants and call options outstanding at June 30, 2001 expire on various dates through February 2002 and Cadence has the contractual ability to settle the options prior to their maturity. At June 30, 2001, the estimated fair value of the call options was approximately $3 million and the estimated fair value of the put warrants was approximately $35.6 million.

          If exercised, Cadence has the right to settle the put warrants with common stock equal to the difference between the exercise price and the fair value of the common stock at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence’s common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence’s common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence’s common stock. At June 30, 2001, Cadence had the ability to settle these put warrants with common stock and, therefore, no amount was classified out of stockholders’ equity in the condensed consolidated balance sheets.

Tality Corporation

          On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s initial public offering, or IPO. As a result of the separation in the third quarter of 2000, Cadence has recorded deferred stock compensation resulting from Tality option grants and restricted stock sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unusual Items.” On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO Cadence wrote off $2.8 million of IPO related expenses in the first quarter of 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unusual Items.” On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO. As a result of a reorganization of the Tality entities during June and July, 2001, Tality is currently an indirect wholly-owned subsidiary of Cadence.

Minority Interest

          In relation to the postponement of the Tality IPO, Cadence and Tality began to redeem the minority interest in Tality. As of June 30, 2001, Cadence had repurchased 0.6% minority interest, leaving a minority interest of 1.7%. These remaining shares outstanding were repurchased in the third quarter ending September 29, 2001. In conjunction with the transaction, Cadence repurchased 455,000 restricted Tality shares from certain Cadence executives and key employees by cancelling a portion of the related notes payable to Cadence owed by such Cadence executives and key employees equal to the repurchase price for such shares. Tality repurchased 220,000 restricted shares from three of its directors. The purchase price was $6.10, the fair market value of Tality stock at the time of repurchase.

Statement of Cash Flows

          The supplemental cash-flow information for the six months ended June 30, 2001 and July 1, 2000 follows:

	For the Six Months Ended

	June 30, 2001		July 1, 2000

	(In thousands)

Cash Paid During the Period For:

Interest		$967		$942

Income taxes (including foreign withholding tax)		$8,357		$9,905

Non-Cash Investing and Financing Activities:

Capital lease obligations incurred for equipment		$153		$689

Common stock and options issued for acquisitions		$100,452	$	- - - -

Transfer of inventory to fixed assets	$	- - - -		$5,462

Equity investment by transfer of equipment or software	$	- - - -		$8,140

Repurchase of restricted Tality stock and cancellation of a portion of related notes payable		$2,775	$	- - - -

Segment Reporting

          In 1998, Cadence adopted Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. Cadence’s chief operating decision making group is the Executive Staff, which includes Cadence’s President and Chief Executive Officer and Cadence’s other senior management. Cadence’s Executive Staff reviews the Cadence consolidated results within three segments: Product, Services, and Maintenance, and also reviews Tality’s results separately as a stand-alone entity.

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

          Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes amortization of acquired intangibles, operating expenses (marketing and sales, research and development, and general and administrative), unusual items, other income, net, and income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no intersegment revenue.

          Cadence’s management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence’s Executive Staff to make decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization of purchased software is allocated among the segments in order to determine each segment’s gross margin.

          The following tables present information about reported segments for the three months ended June 30, 2001 and July 1, 2000:

	For the Three Months Ended June 30, 2001

	Product	Services	Maintenance	Other		Total	Tality

	(In thousands)

Revenue	$190,166	$73,798	$83,611	$	- - - -	$347,575	$45,266

Cost of revenue	21,820	48,765	15,918		- - - -	86,503	32,103

Amortization of acquired intangibles	- - - -	- - - -	- - - -		25,928	25,928	- - - -

Inventory write- down and other	- - - -	- - - -	- - - -		6,944	6,944	1,148

Gross margin	168,346	25,033	67,693		(32,872)	228,200	12,015

Marketing and sales	- - - -	- - - -	- - - -		(96,163)	(96,163)	(7,337)

Research and development	- - - -	- - - -	- - - -		(73,902)	(73,902)	(6,206)

General and administrative	- - - -	- - - -	- - - -		(27,454)	(27,454)	(8,994)

Amortization of acquired intangibles	- - - -	- - - -	- - - -		- - - -	- - - -	(4,001)

Amortization of deferred stock compensation	- - - -	- - - -	- - - -		(7,175)	(7,175)	(3,205)

Unusual items	- - - -	- - - -	- - - -		(60,760)	(60,760)	(42,857)

Other income (expense), net	- - - -	- - - -	- - - -		536	536	(20)

Income (loss) before provision (benefit) for income taxes	$168,346	$25,033	$67,693		$(297,790)	$(36,718)	$(60,605)

	For the Three Months Ended July 1, 2000

	Product	Services	Maintenance	Other		Total	Tality

			(In thousands)

Revenue	$140,383	$80,177	$78,122	$	- - - -	$298,682	$47,257

Cost of revenue	20,501	52,182	15,329		- - - -	88,012	36,740

Amortization of acquired intangibles	- - - -	- - - -	- - - -		19,868	19,868	- - - -

Gross margin	119,882	27,995	62,793		(19,868)	190,802	10,517

Marketing and sales	- - - -	- - - -	- - - -		(95,031)	(95,031)	(8,726)

Research and development	- - - -	- - - -	- - - -		(65,772)	(65,772)	(3,025)

General and administrative	- - - -	- - - -	- - - -		(23,751)	(23,751)	(7,804)

Amortization of acquired intangibles	- - - -	- - - -	- - - -		- - - -	- - - -	(4,185)

Unusual items	- - - -	- - - -	- - - -		- - - -	- - - -	(741)

Other income, net	- - - -	- - - -	- - - -		1,407	1,407	470

Income (loss) before provision (benefit) for income taxes	$119,882	$27,995	$62,793		$(203,015)	$7,655	$(13,494)

          The following tables present information about reported segments for the six months ended June 30, 2001 and July 1, 2000:

	For the Three Months Ended June 30, 2001

	Product	Services	Maintenance	Other		Total	Tality

			(In thousands)

Revenue	$371,423	$153,818	$166,991	$	- - - -	$692,232	$89,446

Cost of revenue	43,483	102,481	32,876		- - - -	178,840	70,918

Amortization of acquired intangibles	- - - -	- - - -	- - - -		47,920	47,920	- - - -

Inventory write- down and other	- - - -	- - - -	- - - -		6,944	6,944	1,148

Gross margin	327,940	51,337	134,115		(54,864)	458,528	17,380

Marketing and sales	- - - -	- - - -	- - - -		(189,650)	(189,650)	(16,665)

Research and development	- - - -	- - - -	- - - -		(144,882)	(144,882)	(12,402)

General and administrative	- - - -	- - - -	- - - -		(58,209)	(58,209)	(24,431)

Amortization of acquired intangibles	- - - -	- - - -	- - - -		- - - -	- - - -	(8,026)

Amortization of deferred stock compensation	- - - -	- - - -	- - - -		(13,115)	(13,115)	(6,743)

Unusual items	- - - -	- - - -	- - - -		(77,844)	(77,844)	(46,218)

Other income (expense), net	- - - -	- - - -	- - - -		158	158	(679)

Income (loss) before provision (benefit) for income taxes	$327,940	$51,337	$134,115		$(538,406)	$(25,014)	$(97,784)

	For the Three Months Ended July 1, 2000

	Product	Services	Maintenance	Other		Total	Tality

	(In thousands)

Revenue	$245,915	$155,992	$154,268	$	- - - -	$556,175	$90,284

Cost of revenue	40,979	101,183	29,518		- - - -	171,680	70,178

Amortization of acquired intangibles	- - - -	- - - -	- - - -		39,534	39,534	- - - -

Gross margin	204,936	54,809	124,750		(39,534)	344,961	20,106

Marketing and sales	- - - -	- - - -	- - - -		(181,198)	(181,198)	(16,669)

Research and development	- - - -	- - - -	- - - -		(128,345)	(128,345)	(5,797)

General and administrative	- - - -	- - - -	- - - -		(46,283)	(46,283)	(15,679)

Amortization of acquired intangibles	- - - -	- - - -	- - - -		- - - -	- - - -	(8,093)

Unusual items	- - - -	- - - -	- - - -		- - - -	- - - -	(741)

Other income, net	- - - -	- - - -	- - - -		2,453	2,453	532

Income (loss) before provision (benefit) for income taxes	$204,936	$54,809	$124,750		$(392,907)	$(8,412)	$(26,341)

          Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Cadence licenses its products in Japan through Innotech Corporation, in which Cadence is an approximately 15% stockholder. Cadence markets its methodology and design services in Japan through a wholly-owned subsidiary.

          Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In the three months ended June 30, 2001, there were two customers that accounted for more than 10% of total revenues. In the six months ended June 30, 2001, and the three and six months ended July 1, 2000, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

          The following table presents a summary of revenues by geographic region for the three months ended June 30, 2001 and July 1, 2000:

	For the Three Months Ended

	June 30,	July 1,
	2001	2000

North America:

United States	$189,423	$160,542

Other	11,739	9,115

Total North America	$201,162	$169,657

Europe:

United Kingdom	$35,568	$22,065

Germany	11,852	22,270

Other	38,156	27,243

Total Europe	$85,576	$71,578

Japan and Asia:

Japan	$43,466	$44,077

Asia	17,371	13,370

Total Japan and Asia	60,837	57,447

Total	$347,575	$298,682

          The following table presents a summary of revenues and long-lived assets by geographic region for the six months ended June 30, 2001 and July 1, 2000:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2001		July 1, 2000

		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets

North America:

United States	$398,949	$330,792	$312,571	$283,934

Other	18,756	2,890	14,091	3,336

Total North America	$417,705	$333,682	$326,662	$287,270

Europe:

United Kingdom	$30,994	$26,918	$43,991	$32,912

Germany	48,960	772	31,756	732

Other	65,682	10,497	46,307	5,556

Total Europe	$145,636	$38,187	$122,054	$39,200

Japan and Asia:

Japan	$92,387	$3,233	$83,342	$5,355

Asia	36,504	6,757	24,117	5,930

Total Japan and Asia	128,891	9,990	107,459	11,285

Total	$692,232	$381,859	$556,175	$337,755

Subsequent Events

          On August 1, 2001, Cadence’s Board of Directors approved an authorization to repurchase up to $500 million of common stock. The repurchased shares will be used for general corporate purposes including the share issuance of employee stock option and purchase plans and acquisitions. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions.

          On July 25, 2001, Avant! Corporation was ordered to pay Cadence $195 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. Cadence received $100 million of this amount on July 26, 2001, and $40 million on August 1, 2001. Avant! has publicly stated that it cannot currently pay the remainder of the award, and that it is seeking additional sources of funding to pay the $55 million balance. Cadence is negotiating a security agreement with Avant! to secure the remaining payments.

          On July 1, 2001, Cadence adopted two employee stock purchase plans to allow Tality employees to participate in Cadence’s employee benefit plan. The two plans are the 2001 Employee Stock Purchase Plan, which is a qualified employee stock purchase plan under the Internal Revenue Code, and the Non-Qualified Stock Purchase Plan, which is an employee stock purchase plan not qualified under the Internal Revenue Code and will be primarily used for Tality employees located outside the U.S. Other than the qualified nature of the 2001 Employee Stock Purchase Plan, the provisions of the two plans are the same. The qualified plan will be presented to Cadence stockholders for approval at Cadence’s next annual meeting.

          The plans are administered by Cadence’s board of directors or by a committee appointed by the board. Tality employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are regular employees who work 20 hours or more per week.

          Each offering period will normally have four purchase periods, which will result in four purchase dates during each offering period. The purchase periods, other than the initial two periods under the plan, are generally the same as those under the current Cadence employee stock purchase plan.

          The plans permit eligible Tality employees to purchase Cadence common stock through payroll deductions, which, except for the first purchase period, may not exceed 12% of an employee’s compensation. During each purchase period, payroll deductions will accumulate without interest. On the last business day of each purchase period, accumulated payroll deductions will be used to purchase Cadence common stock. Other terms of these plans are generally the same as the terms of the current Cadence employee stock purchase plan.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. Except for historical information, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Cadence’s actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in “Results of Operations,” “Liquidity and Capital Resources,” “Factors That May Affect Future Results,” and “Disclosures about Market Risk.”

Overview

          Cadence provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to its customers throughout the world to help them optimize their product development processes. Cadence is a supplier of end-to-end products and services that are used to design and develop complex chips and electronic systems including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products, and other advanced electronics.

          In recent years, the worldwide electronics industry has experienced expansion driven primarily by the communications (networking and wireless) markets. More recently, however, both the U.S. economy in general and the electronics industry in particular began to experience a slowdown in late 2000, the severity of which has increased in 2001. The electronics industry slowdown, especially in the semiconductor industry, may reduce our revenue and harm Cadence’s results of operations.

          On July 25, 2001, Avant! Corporation was ordered to pay Cadence $195 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. Cadence received $100 million of this amount on July 26, 2001, and $40 million on August 1, 2001. Avant! has publicly stated that it cannot currently pay the remainder of the award, and that it is seeking additional sources of funding to pay the $55 million balance. Cadence is negotiating a security agreement with Avant! to secure the remaining payments.

          In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, net of acquisition costs, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. The acquisitions were accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

          In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment. The $12.6 million is based on the share price of Cadence’s common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

          On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business now operates as a majority-owned subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s initial public offering, or IPO. As a result of the separation in the third quarter of 2000, Cadence has recorded deferred stock compensation resulting from Tality option grants and restricted stock sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unusual Items.” On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO Cadence wrote off $2.8 million of IPO related expenses in the first quarter of 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Unusual Items.” On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO. As a result of a reorganization of the Tality entities during June and July, 2001, Tality is currently an indirect wholly-owned subsidiary of Cadence.

Results of Operations

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	% Change	2001	2000	% Change

	(In millions, except percentages)
Revenue

Product	$190.2	$140.4	35%	$371.4	$245.9	51%

Services	73.8	80.2	(8)%	153.8	156.0	(1)%

Maintenance	83.6	78.1	7%	167.0	154.3	8%

Total revenue	$347.6	$298.7	16%	$692.2	$556.2	24%

   Sources of Revenue as a Percent of Total Revenue

Product	55%	47%	54%	44%

Services	21%	27%	22%	28%

Maintenance	24%	26%	24%	28%

          Product revenue increased $49.8 million and $125.5 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to an increase in license renewals with major customers as well as an increase in new sales of Cadence’s software products. The increase in sales volume of products in the three months ended June 30, 2001 was primarily due to the increased sales volume of integrated circuit implementation products, which include place and route, physical design, and physical verification products. The increase in sales volume in the six months ended June 30, 2001 was due to an overall increase in sales volume of Cadence’s software products. The increase in sales volume of products was primarily attributable to higher sales of integrated circuit implementation products, intellectual property creation products, and printed circuit board-related products. In the three and six months ended June 30, 2001, more than one third of software revenue came from Cadence’s ratable software license arrangements. In the three and six months ended July 1, 2000, more than 15% of software revenue came from Cadence’s ratable software license arrangements. The percentage of ratable revenue will vary, in any given quarter, depending on the actual mix of revenue generated from Cadence’s various licensing models.

          Services revenue decreased $6.4 million and $2.2 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to Tality’s decline in revenue. Tality’s revenue declined primarily due to fewer active engagements and decreased total client service hours billed. Tality’s revenue is expected to continue to be affected by the slowdown in the economy and electronics industry specifically, with flat sequential revenue expected through the rest of the year.

          Maintenance revenue increased $5.5 million and $12.7 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to the growth of the installed customer base and the renewal of maintenance and support contracts.

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	% Change	2001	2000	% Change

	(In millions, except percentages)
Revenue by Geography

Domestic	$189.4	$160.5	18%	$398.9	$312.6	28%

International	158.2	138.2	14%	293.3	243.6	20%

Total revenue	$347.6	$298.7	16%	$692.2	$556.2	24%

   Revenue by Geography as a Percent of Total Revenue

Domestic	54%	54%	58%	56%

International	46%	46%	42%	44%

          International revenue increased $20 million and $49.7 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. The increase in the three months ended June 30, 2001 was primarily due to increases in product revenue in all regions, services revenue in Japan and Asia, and maintenance revenue in Europe, partially offset by decreases in maintenance revenue in Japan and Asia and services revenue in Europe. The increase in the six months ended June 30, 2001 was primarily due to increases in product revenue in all regions, maintenance revenue in Europe and Asia, and services revenue in Europe, partially offset by decreases in services revenue in Japan, Asia, and Canada and maintenance revenue in Japan.

          Differences in the rate of revenue growth over the periods presented and as compared geographically are primarily due to fluctuations in sales volume of integrated circuit implementation and intellectual property creation products and for Cadence’s design and methodology services offerings.

          Foreign currency exchange rates negatively affected revenue by $5.2 million and $9.8 million during the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	% Change	2001	2000	% Change

	(In millions, except percentages)
Cost of Revenue

Product	$21.8	$20.5	6%	$43.5	$41.0	6%

Services	$48.8	$52.2	(7)%	$102.5	$101.2	1%

Maintenance	$15.9	$15.3	4%	$32.9	$29.5	11%

   Cost of Revenue as a Percent of Related Revenue

Product	11%	15%	12%	17%

Services	66%	65%	67%	65%

Maintenance	19%	20%	20%	19%

          Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

          Cost of product revenue increased $1.3 million for the three months ended June 30, 2001, when compared to the same period in 2000, primarily due to an increase in amortization of software development costs and third-party royalty costs, partially offset by a decrease in manufacturing expenses associated with emulation system products. Cost of product revenue increased $2.5 million for the six months ended June 30, 2001, when compared to the same period in 2000, primarily due to third-party royalty costs and purchased software amortization.

          Because the majority of Cadence’s cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the three and six months ended June 30, 2001, when compared to the same period in 2000, primarily due to an increase in price and volume of license renewals with major customers.

          Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue decreased $3.4 million in the three months ended June 30, 2001, when compared to the same period in 2000, primarily due to Cadence’s reduction of services professionals and employee-related costs. Cost of services revenue increased $1.3 million in the six months ended June 30, 2001, when compared to the same period in 2000, primarily due to Cadence’s addition of services professionals and employee-related costs that occurred in the three months ended March 31, 2001, partially offset by the reduction in employee-related costs in the three months ended June 30, 2001.

          Services gross margin slightly decreased for the three and six months ended June 30, 2001, when compared to the same periods in 2000, primarily due to increased headcount in Tality in anticipation of increased demand which did not materialize. Services gross margin has been, and may continue to be, harmed by Cadence’s inability to fully utilize its services resources. In addition, services gross margin may continue to be harmed by the slowdown in the economy generally and in the electronics systems industry in particular.

          Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue remained flat and increased $3.4 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. The increase for the six months ended June 30, 2001 was primarily due to an increase in employee-related costs.

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	% Change	2001	2000	% Change

	(In millions, except percentages)
Operating Expenses

Marketing and sales	$96.2	$95.0	1%	$189.7	$181.2	5%

Research and development	$73.9	$65.8	12%	$144.9	$128.3	13%

General and administrative	$27.5	$23.8	16%	$58.2	$46.3	26%

   Expenses as a Percent of Total Revenue

Marketing and sales	28%	32%	27%	33%

Research and development	21%	22%	21%	23%

General and administrative	8%	8%	8%	8%

          Marketing and sales expenses increased $1.1 million and $8.5 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to an increase in employee-related costs.

          Research and development expenses, prior to the reduction for capitalization of software development costs, were $81.6 million, representing 23% of total revenue, in the three months ended June 30, 2001, and $71.7 million, representing 24% of total revenue, for the three months ended July 1, 2000. For the three and six months ended June 30, 2001, Cadence capitalized software development costs of $7.7 million and $15.3 million, respectively, representing 9% and 10% of total research and development expenditures, respectively. For the three and six months ended July 1, 2000, Cadence capitalized software development costs of $5.9 million and $14.7 million, respectively, representing 8% and 10% of total research and development expenditures, respectively. The increase in capitalized software development costs for the three and six month periods ended June 30, 2001, resulted primarily from increases in new product development projects in which costs are expensed until technological feasibility is established. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

          The increase in net research and development expenses of $8.1 million and $16.5 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, was primarily due to employee-related costs and increased investment in research and development projects.

          General and administrative expenses increased $3.7 million and $11.9 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to an increased use of outside consulting services and increases in bad debt expense, primarily in Tality.

          Foreign currency exchange rates positively affected operating expenses by $3 million and $5.8 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to the weakening of the Japanese yen and the British pound in relation to the U.S. dollar.

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(In millions)
Amortization of Acquired Intangibles

Amortization of acquired intangibles	$25.9	$19.9	$47.9	$39.5

   Amortization of Acquired Intangibles as a Percent of Total Revenue

Amortization of acquired intangibles	7%	7%	7%	7%

          Amortization of acquired intangibles increased $6 million and $8.4 million in the three and six months ended June 30, 2001, respectively, when compared with the same periods in 2000, primarily due to the 2001 acquisition of CadMOS.

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(In millions)
Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation	$7.2	$ - - - -	$13.1	$ - - - -

   Amortization of Deferred Stock Compensation as a Percent of Total Revenue

Amortization of deferred stock compensation	2%	0%	2%	0%

          Cadence records deferred stock compensation resulting from Tality option grants for Tality stock, Tality restricted stock sales, and Cadence’s acquisition of CadMOS. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and restricted stock sales to certain Cadence executives and key employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales. Deferred stock compensation from the CadMOS acquisition represents the difference between the exercise price of stock option grants to CadMOS employees and the fair market value of Cadence’s common stock at the time of acquisition. Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options and restricted stock vest. Cadence recorded $7.2 million and $13.1 million in the three and six months ended June 30, 2001, respectively, of amortization of deferred stock compensation for which there were no similar costs in the first six months of 2000.

   Unusual Items

          The following table presents information regarding unusual items for the three and six months ended June 30, 2001:

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000		2001	2000

	(In millions)

Restructuring charges	$32.7	$	- - - -	$34.2	$	- - - -

Goodwill write-off	25.8		- - - -	25.8		- - - -

Inventory write-off and other	6.9		- - - -	6.9		- - - -

Separation costs	1.3		- - - -	4.8		- - - -

Write-off of acquired in-process technology	1.0		- - - -	13.1		- - - -

Total unusual items	$67.7	$	- - - -	$84.8	$	- - - -

   Restructuring

          In the second quarter of 2001, Cadence announced a worldwide restructuring plan targeted at reducing workforce and consolidating facilities and assets.

          Cadence recorded $32.7 million of restructuring charges classified as unusual operating expenses associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $11.3 million for reduction in personnel and $21.4 million to downsize and close excess facilities. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the electronics industry, particularly in the U.S. The restructuring was primarily aimed at reducing excess personnel and capacity costs. Management estimates that the restructuring resulted in annualized cost reductions of approximately $30.8 million in salary and benefit costs and $35.1 million in facility costs.

          The restructuring plan will result in the reduction of approximately 325 employees. While employee reductions will be across all business functions, operating units, and geographic regions, Cadence’s wireless communications-related areas will be affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Severance costs in the restructuring included severance benefits, notice pay, and out placement services. Approximately $5.3 million of these costs resulted from the payments to certain participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to June 30, 2001. All severance benefits are expected to be paid out by the end of 2001.

          Facilities consolidation charges of $21.4 million were incurred in connection with the downsizing and closing of 16 sites. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate under Statement of Financial Accounting Standards No. 5 Accounting for Contingencies and represents the low end of the range, $10.8 million, which will be adjusted in the future upon certain triggering events (change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $50.4 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Asset-related costs that were expensed consisted of leasehold improvements for facilities that were abandoned and whose estimated fair market value is zero. As of June 30, 2001, two sites had been vacated and four sites had been downsized.

          In the first quarter of 2001, Cadence recorded $1.5 million of restructuring expenses incurred in connection with its research and development process.

   Goodwill Write-Off

          In relation to the wireless communications business downsizing and current decline in business conditions generally, Cadence restructured certain of its businesses and realigned resources to focus on profit contribution, high-growth markets, and core opportunities. As a result, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and reduction of future emphasis on this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

   Inventory Write-Off and Other

          In connection with its announced restructuring, Cadence recorded a $5.8 million provision expense against inventory. Of the $5.8 million, $3.7 million related to two discontinued product lines as part of Cadence’s restructuring and $2.1 million related to excess inventory of emulation products. The $3.7 million related to inventory and other related costs for two product lines Cadence will no longer sell. As part of the restructuring, Cadence examined the business and determined that these products would not result in future revenue growth. The excess inventory charge of $2.1 million was due to a sudden and significant decrease in forecasted revenue for emulation products and was calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on our current 12-month demand forecast, we do not anticipate that the excess inventory subject to this provision will be used at a later date.

          Also in connection with its announced restructuring, certain additional costs will be incurred in order to fulfill Tality contracts. As a result, a loss provision of $1.1 million has been placed against these contracts.

   Tality IPO Related Expense and Separation Costs

          In the three months ended June 30, 2001, Cadence recorded $1.3 million of Tality separation costs primarily related to legal and consulting fees.

          In the first quarter of 2001, Cadence wrote off $2.8 million of Tality IPO related expense as a result of the postponement of the Tality IPO on October 9, 2000. These expenses consisted of legal and accounting services and registration statement printing and filing fees and were incurred primarily during 2000. In addition, Cadence recorded $0.7 million of Tality separation costs in the first quarter of 2001, related primarily to information systems separation.

   Acquisitions and In-Process Technology

          In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, net of acquisition costs, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. The acquisitions were accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

          In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment. The $12.6 million is based on the share price of Cadence’s common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

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

          At the time of its acquisition by Cadence, CadMOS’s in-process research and development projects were related to the development of a static timing analysis tool, the development of advanced fixing capabilities in the noise analysis area, and in the mixed signal area, the development of a flow to integrate with Cadence tools and a tool to analyze large application-specific integrated circuit designs for substrate noise. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

          The net cash flows resulting from the projects underway at CadMOS used to value the purchased research and development were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence’s ability to gain market acceptance in these segments, and the life cycle of this in-process technology.

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

   Other Income and Income Taxes

          Other income decreased $0.9 million and $2.3 million in the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000, primarily due to decreases in foreign exchange gains and interest income, partially offset by an increase in minority interest income and a reduction in investment losses. The decrease in interest income was due to a lower average balance of invested cash and short-term investments and lower interest rates.

          Cadence’s estimated effective tax rate for the three and six months ended June 30, 2001 was 26.5%, excluding the effect of amortization of acquired intangibles, amortization of deferred stock compensation, and unusual items. Proceeds from the Avant! judgement will be subject to U.S. federal and state taxes. Cadence will provide for taxes on the Avant! proceeds at a rate of 40%. The effective tax rate for the three and six months ended July 1, 2000 was 26.5%.

Liquidity and Capital Resources

          At June 30, 2001, Cadence’s principal sources of liquidity consisted of $141.1 million of cash and cash equivalents and short-term investments, compared to $137 million at December 30, 2000, and two syndicated senior unsecured credit facilities totaling $350 million. As of June 30, 2001, Cadence had no outstanding borrowings under these credit facilities.

          Cash provided by operating activities decreased $6.6 million to $81.8 million for the six months ended June 30, 2001, when compared to the six months ended July 1, 2000. The decrease was primarily due to the payment of accounts payable and accrued liabilities.

          At June 30, 2001, Cadence had net working capital of $59.7 million compared with $65.3 million at December 30, 2000. The working capital decrease was driven primarily by a decrease in receivables of $40.4 million and an increase in deferred revenue of $17.3 million, partially offset by a decrease in accounts payable and accrued liabilities of $29.8 million and an increase in prepaid expenses and other of $15.8 million.

          In addition to its short-term investments, Cadence’s primary investing activities consisted of acquisitions, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $97.4 million and $88.2 million of cash used for investing activities in the six months ended June 30, 2001 and July 1, 2000, respectively.

          Cadence sells put warrants and purchases call options through private placements. See “Notes to Consolidated Financial Statements — Put Warrants and Call Options.” At June 30, 2001, Cadence had a maximum potential obligation related to put warrants to buy back 5.1 million shares of its common stock at an aggregate price of approximately $128.8 million. The put warrants will expire on various dates through February 2002, and Cadence has the contractual ability to settle the put warrants prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders’ equity in the condensed consolidated balance sheets.

          As part of its overall investment strategy, Cadence is a limited partner in a venture capital fund and is committed to invest up to $100 million. As of June 30, 2001, Cadence had contributed approximately $70.5 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets.

          On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At June 30, 2001, there were no borrowings outstanding under the 2000 Facilities.

          Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its $350 million revolving credit facilities will be sufficient to meet its working capital and capital requirements on a short-and long-term basis.

New Accounting Standards

          In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cadence has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations, or cash flows.

          In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will not have a material effect of Cadence’s consolidated financial position, results of operations, or cash flows.

          In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using the fair-value-based test. This Statement becomes effective January 1, 2002. Cadence is currently assessing the impact of the discontinued amortization of goodwill and, while Cadence is not aware of any impairment charges, an analysis will have to be done upon adoption of this Statement to determine if an impairment charge is necessary. Cadence has not yet determined the effect SFAS No. 142 will have on its consolidated financial position, results of operations, or cash flows.

          In September 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which was taken up to address implementation of the EITF’s March 2000 final consensus of EITF Issue No. 00-7, “Application of EITF Issue No. 96-13 to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Outside the Control of the Issuer Occur.” The final consensus in Issue No. 00-7 generally stated that equity derivative contracts that contain provisions that implicitly or explicitly require net cash settlement outside of the control of the company must be treated as assets and liabilities and carried at fair value with changes in fair value recognized in earnings rather than equity instruments carried at original cost and reported as part of permanent equity. This interpretation became effective June 30, 2001 and did not have a material effect on Cadence’s consolidated financial position, results of operations, or cash flows.

Factors That May Affect Future Results

          The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones Cadence faces. Additional risks and uncertainties not currently known to Cadence or that Cadence currently deem immaterial also may impair Cadence’s business operations. If any of the following risks actually occur, Cadence’s business, operating results, and financial condition could be materially harmed. Unless specifically noted, references to Cadence in the discussion below are references to Cadence and its subsidiaries, including Tality Corporation and its subsidiaries.

Cadence is subject to the cyclical nature of the integrated circuit industry and the electronics systems industry, and the current downturn or any future downturns may reduce our revenue

          Purchases of our products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production over capacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. A number of integrated circuit manufacturers and electronics systems companies have announced significant slowdowns of demand and production. Cadence expects continued weakness in the communications businesses of the electronics systems industry for the foreseeable future. The current slowdown and any future downturns may reduce our revenue and harm our results of operations.

Cadence has reorganized its design services group as a separate company, which may impact its financial results

          Since 1995, Cadence has operated an electronics design services group. On July 17, 2000, Cadence announced its plan to separate its design services group into a separate company named Tality Corporation focused on providing design solutions and proprietary technology to electronics product companies and integrated circuit manufacturers, and announced the planned initial public offering of the separate company. The separation was substantially completed on October 4, 2000. On October 9, 2000, Cadence announced that it had postponed Tality’s initial public offering due to unfavorable market conditions. On April 17, 2001, Tality withdrew the registration statement for its initial public offering. Cadence currently intends to consider undertaking an initial public offering for Tality when market conditions become favorable. As a result of a reorganization of the Tality entities during the end of the second quarter and beginning of the third quarter, Tality now operates as an indirect wholly-owned subsidiary of Cadence. Cadence’s expenses in the design services business increased in connection with Tality’s separation from Cadence and Tality’s reorganization, and its expenses may continue to increase. The rate of growth of Tality’s revenue over prior periods has declined in 2001, and may not increase in the near term, or at all, and its separation and reorganization may prove more expensive than Cadence anticipates. If Tality fails to increase its revenue to offset its expenses, Tality will continue to experience losses.

Cadence has agreed to grant certain rights and provide certain services to Tality on terms that are more favorable to Tality than terms that would be offered to an unrelated party

          In connection with the separation of Tality, Cadence entered into a number of agreements governing its business relationships with Tality and Cadence’s provision of certain services to Tality, including provision of certain facilities, and accounting, finance, legal, human resources, and other administrative services, on terms that are more favorable to Tality than terms that would be offered to an unrelated entity. As a result, Cadence is obligated to provide certain services to Tality for the periods defined in the various agreements, some of which have long or unspecified terms. Continued provision of such services after Tality’s separation and after a potential future initial public offering may impact our financial results.

Cadence has historically suffered losses in its electronics design and methodology services business and may continue to do so in the future

          The market for electronics design and methodology services is relatively new and rapidly evolving. Cadence’s or Tality’s failure to succeed in these electronics design and methodology services businesses may seriously harm Cadence’s business, operating results, and financial condition.

The success of Cadence’s electronic design and methodology services businesses depend on many factors that are beyond its control

          In order to be successful with its electronics design and methodology services, Cadence must overcome several factors that are beyond its control, including the following:

•	Cadence’s cost of services personnel is high and reduces gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence’s cost of providing those services. Cadence must pay high salaries to attract and retain professional services personnel. This results in a lower gross margin than the gross margin in Cadence’s software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin.

•	A substantial portion of these services contracts are fixed-price contracts. This means that the customer pays a fixed price that is agreed upon at the time of contract execution, regardless of how much time or how many resources Cadence must actually devote to successfully complete the contract. Although Cadence is moving towards more time based contracts, there can be no guarantee that this shift will occur. If Cadence’s cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence’s business, operating results, and financial condition.

Cadence’s failure to respond quickly to technological developments could make its products uncompetitive and obsolete

          The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronics design industry is experiencing several revolutionary trends:

•	The size of features such as wires, transistors, and contacts on chips is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the chip. Feature size is normally identified by the headline transistor length, which is shrinking from 0.35 microns to 0.18 microns and smaller. This is commonly referred to in the semiconductor industry as the migration to deep submicron and it represents a major challenge for all levels of the semiconductor industry from chip design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns) is challenging fundamental laws of physics and chemistry.

•	The ability to design very large chips, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as “system-on-a-chip”), increases the complexity of managing a design that at the lowest level is

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

Cadence’s failure to obtain software or other intellectual property licenses or adequately protect its proprietary rights could seriously harm its business

          Cadence’s success depends, in part, upon its proprietary technology. Many of Cadence’s products include software or other intellectual property licensed from third parties, and Cadence may have to seek new or renew existing licenses for this software and other intellectual property in the future. Cadence’s design services business also requires it to license software or other intellectual property from third parties. Cadence’s failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence’s business, operating results, and financial condition.

          Also, Cadence generally relies on patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate, or circumvent these patents. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications, or future patents will be sufficiently broad to protect Cadence’s technology. Furthermore, the laws of foreign countries may not protect Cadence’s proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States.

          Cadence cannot assure you that its reliance on licenses from or to third parties, or that patent, copyright, trademark, and trade secret protections, will be enough to be successful and profitable in the industries in which Cadence competes.

Intellectual property infringement by or against Cadence could seriously harm its business

          There are numerous patents in the electronics design automation, or EDA, industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm Cadence’s business, operating results, and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence’s business, operating results, and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

•	Pay damages to the party claiming infringement;

•	Stop licensing, or providing services that use, the challenged intellectual property;

•	Obtain a license from the owner of the infringed intellectual property to sell or technology, which license may use the relevant not be available on reasonable terms, or at all; or

•	Redesign the challenged technology, which could be time-consuming and costly.

          If we were forced to take any of these actions, our business and results of operations may be harmed.

Cadence obtains key components for its hardware products from a limited number of suppliers

          Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence’s inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on Taiwan Semiconductor Manufacturing Corporation for the supply of key integrated circuits and on IBM for the hardware components for Cadence’s COBALT™ and MERCURYPLUS™ products. Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence’s results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence’s ability to deliver products would result.

Fluctuations in quarterly results of operations could hurt Cadence’s business and the market price of its stock

          Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence’s quarterly operating results and some of them are not within Cadence’s control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products and services by customers. Quarterly operating results are affected by the mix of products and services sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average through 2000, Cadence had realized gross margins on software product sales of approximately 90% but realized gross margins of approximately 67% on hardware product sales and approximately 33% on its performance of services. In the second quarter of 2001, realized gross margins increased to approximately 92% for software products, decreased to approximately 60% for hardware products, and increased to approximately 34% for services. In addition, Cadence’s quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. As Cadence customers purchase more software products pursuant to subscription agreements, future operating results may be lower than that of comparable quarters in which perpetual and fixed-term licenses were in greater use for software product transactions. Finally, Cadence’s quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence’s software products could seriously harm its quarterly operating results.

          Sales of Cadence’s hardware products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex computer chips and systems. These projects often require significant commitments of time and capital. Cadence’s hardware sales may be delayed if customers delay commencement of projects. Cadence has experienced greater delays during 2001 than in the past and such increase in delays may continue. Lengthy hardware sales cycles subject Cadence to a number of significant risks over which Cadence has little or no control, including insufficient, excess or obsolescent inventory, variations in inventory valuation and fluctuations in quarterly operating results.

          In addition, Cadence bases its expense budgets partially on its expectations of future revenue. However, it is difficult to predict revenue levels or growth. Revenue levels that are below Cadence’s expectations could seriously hurt Cadence’s business, operating results, and financial condition. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of Cadence common stock could decline dramatically. Also, because of the timing of large orders and its customers’ buying patterns, Cadence may not learn of revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of Cadence common stock.

          Cadence believes that quarter-to-quarter comparisons of the results of operations of its services business segments may not be meaningful. Therefore, stockholders should not view Cadence’s historical results of operations as reliable indicators of its future performance. In addition, many of our services engagements are terminable with little or no advance notice and without penalty. Since a significant portion of our costs is fixed, we may not be able to reduce our costs in a timely manner in connection with the unanticipated revenue loss when one or more projects is terminated.

The lengthy sales cycle of Cadence’s products and services makes the timing of its revenue difficult to predict and may cause its operating results to fluctuate unexpectedly

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

          In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects because of:

•	Customers’ budgetary constraints and internal acceptance review procedures;

•	The timing of customers’ budget cycles; and

•	The timing of customers’ competitive evaluation processes.

          If customers experience delays in their approval or project commencement activities, we may not learn of, and therefore would not be able to communicate to the public, revenue or earnings shortfalls until late in a fiscal quarter.

Cadence has recently completed acquisitions, expects to acquire other companies or businesses, and may not successfully integrate them

          Cadence has acquired other businesses before and is likely to do so again. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders, or that Cadence’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence’s business, operating results, and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;

•	The substantial diversion of management’s attention from day-to-day business when negotiating these transactions and then integrating an acquired business;

•	The discovery after the acquisition has been completed of liabilities assumed from the acquired business;

•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;

•	The failure to retain key personnel of the acquired business;

•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering, and customer support areas;

•	Unanticipated costs;

•	Adverse effects on existing relationships with suppliers and customers; and

•	Failure to understand and compete effectively in markets in which we have limited previous experience.

Cadence’s international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

          Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 46% for the three months ended June 30, 2001 and July 1, 2000. Cadence’s revenue from international operations as a percentage of total revenue was approximately 42% and 44% for the six months ended June 30, 2001 and July 1, 2000, respectively. Cadence also transacts business in various foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of countries other than the United States in which Cadence conducts business could seriously harm its business, operating results, and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, it will take more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. dollars, an increase in the exchange rate will result in an increase in the price for Cadence’s products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence’s prices being uncompetitive in markets where business is transacted in the local currency. Cadence’s international operations may also be subject to other risks, including:

•	The adoption and expansion of government trade restrictions;

•	Volatile foreign exchange rates and currency conversion risks;

•	Limitations on repatriation of earnings;

•	Reduced protection of intellectual property rights in some countries;

•	Recessions in foreign economies;

•	Longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers; and

•	U.S. government licensing requirements for export which make licenses difficult to obtain.

          Cadence expects that revenue from its international operations will continue to account for a significant portion of its total revenue.

          Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of a Cadence subsidiary. A subsidiary’s functional currency is the currency in which it primarily conducts its operations, including product pricing, expenses and borrowings. Cadence uses foreign currency forward exchange contracts and purchases foreign currency put options to help protect against currency exchange risks. These forward contracts and put options allow Cadence to buy or sell specific foreign currencies at specific prices on specific dates. Increases or decreases in the value of Cadence’s foreign currency transactions are partially offset by gains and losses on these forward contracts and put options. Although Cadence attempts to reduce the impact of foreign currency fluctuations, significant exchange rate movements may hurt Cadence’s results of operations as expressed in U.S. dollars.

          Foreign currency exchange risk occurs for some of Cadence’s foreign operations whose functional currency is the local currency. The primary effect of foreign currency translation on Cadence’s results of operations is a reduction in revenue from a strengthening U.S. dollar, offset by a smaller reduction in expenses. Exchange rate gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included as a separate component of stockholders’ equity.

Failure to obtain export licenses could harm Cadence’s business

          Cadence must comply with U.S. Department of Commerce regulations in shipping its software products and other technologies outside the U.S. Although Cadence has not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm Cadence’s business, operating results, and financial condition.

Cadence’s inability to compete in its industries could seriously harm its business

          The EDA market and the commercial electronics design and methodology services industries are highly competitive. If Cadence is unable to compete successfully in these industries, it could seriously harm Cadence’s business, operating results, and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive electronic design automation software products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors that could affect Cadence’s ability to succeed include:

•	The development of competitive EDA products and design and methodology services could result in a shift of customer preferences away from Cadence’s products and services and significantly decrease revenue;

•	The electronics design and methodology services industries are relatively new and electronics design companies and manufacturers are only beginning to purchase these services from outside vendors;

•	The pace of the technology change demands continuous technological development to meet the requirements of next-generation design challenges; and

•	There are a significant number of current and potential competitors in the EDA industry and the cost of entry is low.

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

Cadence’s failure to attract, train, motivate, and retain key employees may harm its business

          Competition for highly skilled employees is very intense. Cadence’s business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. The high cost of training new personnel, not fully utilizing these personnel, or losing trained personnel to competing employers could reduce our gross margins and harm our business and operating results. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. To attract and retain individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operating results will suffer. Cadence’s failure to attract, train, motivate, and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence’s business, operating results, and financial condition.

If Cadence becomes subject to unfair hiring claims, Cadence could be prevented from hiring needed personnel, incur liability for damages and incur substantial costs in defending itself

          Companies in Cadence’s industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. Cadence could also incur substantial costs in defending itself or its employees against these claims, regardless of their merits. Defending Cadence from these claims could also divert the attention of Cadence’s management away from its operations.

Errors or defects in Cadence designs could expose it to liability and harm our reputation

          Cadence’s customers use its products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications and is based on various industry standards. Because of the complexity of the systems and products with which Cadence works, some of its products and designs can be adequately tested only when put to full use in the marketplace. As a result, its customers or their end users may discover errors or defects in Cadence’s software or the systems Cadence designs, or the products or systems incorporating its design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of, or delay in, revenue and loss of market share;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolving the problem;

•	Increased service costs; and

•	Liability for damages.

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses

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

Anti-takeover defenses in Cadence’s charter, by-laws, and under Delaware law could prevent an acquisition of Cadence or limit the price that investors might be willing to pay for Cadence common stock

          Provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation could make it difficult for another company to acquire control of Cadence. For example:

•	Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

•	Cadence’s Certificate of Incorporation allows Cadence’s Board of Directors to issue, at any time and without stockholder approval, preferred stock with such terms as it may determine. No shares of preferred stock are currently outstanding. However, the rights of holders of any Cadence preferred stock that may be issued in the future may be superior to the rights of holders of its common stock.

•	Cadence has a rights plan, commonly known as a “poison pill,” which would make it difficult for someone to acquire Cadence without the approval of Cadence’s Board of Directors.

          All or any one of these factors could limit the price that certain investors would be willing to pay for shares of Cadence common stock and could delay, prevent or allow Cadence’s Board of Directors to resist an acquisition of Cadence, even if the proposed transaction was favored by a majority of Cadence’s independent stockholders.

Cadence’s inability to deal effectively with the conversion to the euro may negatively impact its marketing and pricing strategies

          On January 1, 1999, 11 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their sovereign currencies and the euro. Transactions can be made in either the sovereign currencies or the euro until January 1, 2002, when the euro must be used exclusively. Currently, only electronic transactions may be conducted using the euro. Cadence is in the process of upgrading its internal systems and believes that its financial institution vendors are capable of handling the euro conversion and Cadence is in the process of examining current marketing and pricing policies and strategies that may be affected by conversion to the euro. The cost of this effort is not expected to materially harm Cadence’s results of operations or financial condition. However, Cadence cannot assure you that all issues related to the euro conversion have been identified and that any additional issues would not materially harm Cadence’s results of operations or financial condition. For example, the conversion to the euro may have competitive implications on Cadence’s pricing and marketing strategies and Cadence may be at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the euro conversion. Cadence has not yet completed its evaluation of the impact of the euro conversion on its functional currency designations.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk

   Interest Rate Risk

          Cadence’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. While Cadence is exposed with respect to interest rate fluctuations in many of the world’s leading industrialized countries, Cadence’s interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on Cadence’s cash and cash equivalents, short-term and long-term investments, and interest paid on its long-term debt obligations as well as costs associated with foreign currency hedges.

          Cadence invests in high quality credit issuers and, by policy, limits the amount of its credit exposure to any one issuer. As stated in its policy, Cadence’s first priority is to reduce the risk of principal loss. Consequently, Cadence seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk. Cadence mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

          On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allow Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replace a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other new facility is a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility will terminate on September 28, 2001, at which time the 364-Day Facility may be converted to a two-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.20%. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At June 30, 2001, there were no borrowings outstanding under the 2000 Facilities.

          The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. As of June 30, 2001, all of Cadence’s investments have maturities of less than 12 months. The carrying value approximated fair value at June 30, 2001.

	Carrying	Average
	Value	Interest Rate

	(In millions)

Interest Bearing Instruments:

Cash — variable rate	$54.0	3.80%

Cash — fixed rate	16.4	3.05%

Short-term investments — fixed rate	11.0	3.94%

Cash equivalents — variable rate	1.0	3.38%

Total interest bearing instruments	$82.4	3.67%

   Interest Rate Swap Risk

          In October 1998, Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. As of June 30, 2001, the notional amount payable was $4.3 million that will be amortized in quarterly installments of approximately $2.2 million through October 2001. The estimated fair value at June 30, 2001 was negligible.

   Foreign Currency Risk

          Cadence’s operations include transactions in foreign currencies and, as such, Cadence benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, the primary effect of foreign currency transactions on Cadence’s results of operations is a reduction in revenue from a strengthening U.S. dollar, offset by a smaller reduction in expenses.

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

          Cadence purchases put options to hedge the currency exchange risks associated with probable but not firmly committed transactions. Probable but not firmly committed transactions consist of revenue from Cadence’s products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence’s subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction. Cadence does not use forward contracts and put options for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the forward contracts and put options mature.

          The table below provides information as of June 30, 2001 about Cadence’s forward contracts. As of June 30, 2001, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to September 13, 2001.

		Weighted
		Average
	Notional	Contract
	Amount	Rate

	(In millions)

Forward Contracts:

Euro	$37.8	0.86

Japanese yen	24.7	121.54

Swedish krona	11.7	10.59

British pound sterling	8.3	1.37

Canadian dollars	3.9	1.53

Hong Kong dollars	1.4	7.80

Singapore dollars	1.3	1.81

	$89.1

Estimated fair value	$(0.4)

          While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence’s consolidated results of operations and financial position during the quarter ended June 30, 2001. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

   Equity Price Risk

          Cadence repurchases shares of its common stock under its stock repurchase program. Repurchased shares will be used for general corporate purposes including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. As part of these repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect “net share settlement”, rather than physical settlement, of put warrants that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence’s stock repurchase program includes the following characteristics:

•	Call options allow Cadence to buy shares of its common stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, Cadence will typically exercise the option and receive shares of its stock. If the market price of the common stock is less than the exercise price of a call option, Cadence typically will not exercise the option.

•	Call option issuers may accumulate a substantial number of shares of Cadence common stock in anticipation of Cadence’s exercising its call option and may dispose of these shares if and when Cadence fails to exercise its call option. This could cause the market price of Cadence common stock to fall.

•	Depending on the exercise price of the put warrants and the market price of Cadence common stock at the time of exercise, “net share settlement” of the put warrants with Cadence common stock could cause Cadence to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the open market, which could cause the price of Cadence common stock to fall.

•	Put warrant holders may accumulate a substantial number of shares of Cadence common stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

          The table below provides information as of June 30, 2001 about Cadence’s outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through February 2002 and Cadence has the contractual ability to settle the options prior to their maturity.

	2001	2002	Estimated
	Maturity	Maturity	Fair Value

(Shares and contract amounts in millions)

Put Warrants:

Shares	3.4	1.7

Weighted average strike price	$25.15	$25.13

Contract amount	$86.4	$42.4	$35.6

Call Options:

Shares	2.5	1.3

Weighted average strike price	$25.42	$25.38

Contract amount	$63.5	$31.7	$3.0

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

          On January 16, 1996, Avant! filed various counterclaims against Cadence and Joseph B. Costello, Cadence’s former President and Chief Executive Officer, and with leave of the court, on January 29, 1998, filed a second amended counterclaim. The second amended counterclaim alleges, inter alia, that Cadence and Mr. Costello had cooperated with the Santa Clara County, California, District Attorney and initiated and pursued its complaint against Avant! for anti-competitive reasons, engaged in wrongful activity in an attempt to manipulate Avant!’s stock price, and utilized certain pricing policies and other acts to unfairly compete against Avant! in the marketplace. The second amended counterclaim also alleges that certain Cadence insiders engaged in illegal insider trading with respect to Avant!’s stock. Cadence and Mr. Costello believe that they have meritorious defenses to Avant!’s claims, and each intends to defend such action vigorously. By an order dated July 13, 1996, the court bifurcated Avant!’s counterclaim from Cadence’s complaint and stayed the counterclaim pending resolution of Cadence’s complaint. The counterclaim remains stayed.

          In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring Avant! from any further infringement of Cadence’s copyrights in DESIGN FRAMEWORK II® software, or selling, licensing or copying such product derived from DESIGN FRAMEWORK II, including, but not limited to, Avant!’s ArcCell products. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the preliminary injunction.

          By an order dated July 22, 1997, the District Court stayed most activity in the case pending in that court and ordered Avant! to post a $5 million bond in light of related criminal proceedings pending against Avant! and several of its executives.

          On September 7, 1999, the District Court ruled on the parties’ Motions for Summary Adjudication, and granted in part, and denied in part, each party’s motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence’s copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence’s trade secret claim based on Avant!’s use of Cadence’s DESIGN FRAMEWORK II source code is barred by the release. On May 15, 2001, the Ninth Circuit heard oral arguments by both parties on their appeals from the District Court’s order. On June 11, 2001, the Ninth Circuit certified a question of California law to the California Supreme Court. The Ninth Circuit’s request has not yet been accepted or rejected by the California Supreme Court. The trial date has been vacated pending a decision on the appeal.

          In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California. In this lawsuit, entitled Aptix Corporation and Meta Systems, Inc. v. Quickturn Design Systems, Civil Action No. C 98-00762 WHA, Aptix and Meta Systems alleged that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. Quickturn filed a counterclaim requesting the District Court to declare the Aptix patent invalid in view of the prior art and unenforceable based on inequitable conduct during the prosecution of the patent. In June 2000 the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix denying Quickturn’s abuse of process counterclaim, and Quickturn filed an appeal brief on June 30, 2000. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement to Quickturn of the attorneys’ fees and costs it incurred in the litigation. Aptix has appealed the District’s Court’s judgment and, in the meantime, has agreed to post a $2 million bond to secure the judgment. The U.S. Court of Appeals for the Federal Circuit heard oral arguments on June 7, 2001 on Aptix and Meta’s appeal of the sanctions and claim construction and on Quickturn’s appeal of the denial of its abuse of process counterclaim. On June 8, 2001, the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. Aptix’s appeal is under submission.

          On January 7, 1999, in the suit captioned Mentor Graphics Corporation, et. al. v. Lobo, et. al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor v. Lobo”), an amended complaint was filed and served by Mentor asserting claims against Cadence, Quickturn Design Systems, Inc. and its Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders. Mentor further advised the court that it would seek an award of attorneys’ fees related to its prosecution of the Mentor v. Lobo action. At the request of the court, on July 28, 2000, Mentor filed its brief in support of its standing to seek such an award. Cadence, Quickturn and the individual defendants have opposed Mentor’s request. A hearing on the matter was held on February 2, 2001. The court has taken the matter under submission.

          On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Spett v. Cadence Design Systems, et al., civil action no. C 99-2082. The action was brought on behalf of a class of stockholders who purchased Cadence common stock between November 4, 1998 and April 20, 1999, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit arises out of Cadence’s announcement of its first quarter 1999 financial results. On September 18, 2000 the District Court granted Cadence’s Motion to Dismiss Plaintiffs’ Claims with leave to amend. To date, no amended complaint has been filed. Should an amended complaint be filed, Cadence and the individual defendants intend to continue their vigorous defense of the allegations.

          In early 1999, Cadence entered into negotiations with Intelect Communications, Inc., and Intelect’s wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability, and discovery has concluded. In February 2001, Cadence filed a motion for partial summary judgment. The Court has taken the motion under submission but has not yet issued a ruling. A trial date has been scheduled for October 1, 2001. Cadence believes that it has defenses to, and it disputes, the allegations made by Intelect and DNA, including the allegation that a purchase contract was entered into, and intends to defend the action vigorously.

          On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s MERCURY™ hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832 allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a party defendant. Mentor has since asserted that Quickturn’s MERCURYPLUS™ emulation systems also infringe

U.S. Patent Nos. 5,777,489 and 5,790,832. The complaint seeks a permanent injunction and unspecified damages. Cadence intends to vigorously defend itself against these claims. On December 14, 1999, this action was transferred to the U.S. District Court for the Northern District of California, and renumbered Civil Action No. C 99-5464 SI.

          On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00 0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, as amended, and Rule 14d-10 thereunder. The lawsuit arises out of Cadence’s acquisition of OrCAD, which was completed in August 1999. Cadence’s Motion to Dismiss plaintiffs’ claims was denied. Discovery is continuing. The defendants believe the complaint is without merit and intend to continue their vigorous defense of the allegations.

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

          On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California (Case No. C-00-03291) accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor and seeking unspecified damages and injunctive relief. Quickturn and Cadence believe the complaint filed by Mentor is without substance and that the patent that is the subject of this suit in invalid and not infringed. Cadence and Quickturn are vigorously defending the claim. On November 3, 2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn’s MERCURYPLUS emulation systems prior to trial of this action. The hearing on that motion was held on April 17, 2001. The Court took the matter under submission. The parties have agreed to consolidate this action with Civil Action Nos. C99-5464 and C 00-01030 WHA, described above, for purposes of discovery and pre-trial motions. A trial date of October 7, 2002 has been set for all three actions.

          On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor’s proposed design verification approach (in which chip designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn’s patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. On January 5, 2001, Quickturn and Cadence answered the complaint. In their answer, Quickturn and Cadence denied Mentor and Meta’s contention, and asserted that Mentor and Meta’s complaint lacks subject matter jurisdiction and is barred by res judicata and collateral estoppel. In January 2001, Quickturn and Cadence filed a Motion to Dismiss the action, based on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn’s motion to dismiss.

          On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence and other corporate defendants. Uniden seeks compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximate $1 million owed for services rendered. The parties agreed to dismiss voluntarily the actions pending in the State Court of Texas and to re-file in the State Court of California, County of Orange. Uniden refilled its Complaint on July 2, 2001 in Orange County, California. Cadence intends to file its answer and counterclaim on or before September 11, 2001.

          On December 28, 2000, a former design services customer, Scanz Communications, filed an action for fraud, breach of contract, negligence, intentional interference with prospective advantage, negligent interference with prospective advantage, negligent misrepresentation and unfair business practices in the Los Angeles Superior Court of California against Cadence and Tality. Scanz seeks compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of $4,657,556.17 for design services rendered to Scanz. Cadence demurred to Scanz’ complaint. Cadence’s demurrer was sustained on all causes of actions. Accordingly, Scanz’s complaint was dismissed on March 13, 2001, with leave to amend. Cadence and Tality filed a Complaint against Scanz in April 2001 for recovery of the $4,657,556.17 owed. Scanz filed its First Amended Complaint on April 2, 2001, to which Cadence demurred on May 7, 2001. Cadence filed a cross-complaint against Scanz on May 8, 2001. On June 25, 2001, Cadence’s demurrers to the first amended complaint were sustained in part. On July 10, 2001 Scanz filed a second amended complaint.

          On June 2, 2001 Cadence filed a cross-complaint against Scanz alleging breach of contract and unjust enrichment, and seeking declaratory relief. On July 12, 2001, Scanz filed an answer to Cadence’s cross-complaint denying all allegations. Cadence intends to vigorously defend the claims alleged by Scanz.

          Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence’s business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the result of operations.

Item 2.  Changes in Securities and Use of Proceeds

          During the quarter ended June 30, 2001, 272,297 shares of common stock were issued by Cadence in connection with one of Cadence’s acquisitions pursuant to an exemption under Regulation S under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on May 16, 2001, the stockholders of Cadence approved the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

H. Raymond Bingham	183,380,447	42,440,790

Susan L. Bostrom	225,261,500	559,737

Dr. Leonard Y.W. Liu	225,238,755	582,482

Donald L. Lucas	225,214,844	606,393

Dr. Alberto Sangiovanni-Vincentelli	187,255,565	38,565,672

George M. Scalise	225,246,927	574,310

Dr. John B. Shoven	225,259,217	562,020

Roger S. Siboni	225,258,878	562,359

2. A proposal to approve the Amended and Restated Senior Executive Bonus Plan was approved by a vote of 220,789,910 for, 4,743,608 opposed, and 287,719 withheld.

3. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 29, 2001 was approved by a vote of 221,634,239 for, 4,136,224 opposed, and 50,774 withheld.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

(a)         The following exhibits are filed herewith:

Exhibit
Number		Exhibit Title

2.1	7	Assignment and Assumption Agreement, dated as of June 2, 2001, by and between Tality Corporation and Tality, LP.
2.1	8	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP, and Cadence Holdings, Inc.
10.5	0	Tality Holdings, Inc. 2000 Equity Incentive Plan.
10.5	1	Tality Holdings, Inc. Directors Stock Option Plan.
10.5	6	Form of Letter Agreement between the Registrant and certain holders of Tality Corporation Class A Common Stock and regarding the repurchase of Tality stock.
10.5	7	The Registrant’s 2001 Employee Stock Purchase Plan.
10.5	8	The Registrant’s Non-Qualified Employee Stock Purchase Plan.

(b)         Reports on Form 8-K:

          None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: August 13, 2001

By:	/s/ H. Raymond Bingham

H. Raymond Bingham
President, Chief Executive Officer, and Director

DATE: August 13, 2001

By:	/s/ William Porter

William Porter
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.17	Assignment and Assumption Agreement, dated as of June 2, 2001, by and between Tality Corporation and Tality, LP.
2.18	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP, and Cadence Holdings, Inc.
10.50	Tality Holdings, Inc. 2000 Equity Incentive Plan.
10.51	Tality Holdings, Inc. Directors Stock Option Plan.
10.56	Form of Letter Agreement between the Registrant and certain holders of Tality Corporation Class A Common Stock and regarding the repurchase of Tality stock.
10.57	The Registrant’s 2001 Employee Stock Purchase Plan.
10.58	The Registrant’s Non-Qualified Employee Stock Purchase Plan.