Form 10-Q
period 2001-09-29
CADENCE DESIGN SYSTEMS INC
filed 2001-11-13
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  ☐

      At November 3, 2001, there were 244,512,305 shares of the registrant’s common stock, $0.01 par value, outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 29,	December 30,
	2001	2000

	(Unaudited)

Current Assets:

Cash and cash equivalents	$155,864	$85,220

Short-term investments	20,029	51,749

Receivables, net	262,202	289,468

Inventories, net	14,076	20,149

Prepaid expenses and other	60,413	110,262

Total current assets	512,584	556,848

Property, plant, and equipment, net	406,725	368,879

Software development costs, net	11,638	10,738

Acquired intangibles, net	333,972	326,518

Installment contract receivables	39,122	38,420

Other assets	205,021	175,918

	$1,509,062	$1,477,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Notes payable and current portion of capital leases	$1,636	$2,212

Accounts payable and accrued liabilities	227,495	273,594

Income taxes payable	33,950	—

Deferred revenue	216,980	215,768

Total current liabilities	480,061	491,574

Long-term Liabilities:

Capital leases	1,700	3,298

Minority interest	—	11,612

Other long-term liabilities	62,716	61,372

Total long-term liabilities	64,416	76,282

Stockholders’ Equity:

Common stock and capital in excess of par value	766,430	847,099

Treasury stock at cost	(250,557)	(256,260)

Deferred compensation	(39,106)	(60,978)

Retained earnings	496,583	394,224

Accumulated other comprehensive loss	(8,765)	(14,620)

Total stockholders’ equity	964,585	909,465

	$1,509,062	$1,477,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Revenue:

Product	$217,408	$165,341	$588,831	$411,256

Services	57,992	87,320	211,810	243,312

Maintenance	84,608	79,800	251,599	234,068

Total revenue	360,008	332,461	1,052,240	888,636

Costs and Expenses:

Cost of product	19,161	22,931	62,644	63,910

Cost of services	48,652	55,991	151,133	157,174

Cost of maintenance	16,849	17,183	49,725	46,701

Marketing and sales	96,593	97,845	286,243	279,043

Research and development	74,247	66,614	219,129	194,959

General and administrative	27,640	24,121	85,849	70,404

Amortization of acquired intangibles	23,995	20,648	71,915	60,182

Amortization of deferred stock compensation(1)	2,480	5,164	15,595	5,164

Restructuring, asset impairment, and unusual items	(154,818)	4,937	(70,030)	4,937

Total costs and expenses	154,799	315,434	872,203	882,474

Income from operations	205,209	17,027	180,037	6,162

Other income, net	277	1,573	435	4,026

Income before provision for income taxes	205,486	18,600	180,472	10,188

Provision for income taxes	78,061	4,929	78,114	2,700

Net income	$127,425	$13,671	$102,358	$7,488

Basic net income per share	$0.52	$0.06	$0.41	$0.03

Diluted net income per share	$0.50	$0.05	$0.40	$0.03

Weighted average common shares	246,487	244,597	246,864	244,543
outstanding

Weighted average common and	256,978	262,823	258,700	261,803
potential common shares outstanding-
assuming dilution

(1)	Amortization of deferred stock compensation would be classified as follows:

Cost of services	$712	$1,448	$3,758	$1,448

Marketing and sales	172	1,029	2,958	1,029

Research and development	365	244	2,443	244

General and administrative	1,231	2,443	6,436	2,443

	$2,480	$5,164	$15,595	$5,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 29,	September 30,
	2001	2000

Cash and Cash Equivalents at Beginning of Period	$85,220	$111,401

Cash Flows from Operating Activities:

Net income	102,358	7,488

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	177,060	150,414

Net investment gain on sale, equity gain, and write-downs	(2,736)	(7,645)

Minority interest (income) expense	(1,959)	12,209

Fair market value of options issued to consultants	(690)	—

Deferred income taxes	2,737	(10,075)

Write-off of acquired in-process technology	13,100	—

Write-off of goodwill	25,834	—

Non-cash restructuring and other related charges	31,178	—

Tax benefit on stock option exercise	6,055	1,773

Provisions for losses on trade accounts receivable	18,554	1,443

Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:

Receivables	(123,273)	(134,588)

Inventories	(12,190)	(2,875)

Prepaid expenses and other	28,919	(27,151)

Installment contract receivables	(23,344)	79,190

Accounts payable and accrued liabilities	(12,019)	21,102

Deferred revenue	(897)	42,480

Other long-term liabilities	35,269	8,508

Net cash provided by operating activities	263,956	142,273

Cash Flows from Investing Activities:

Maturities of short-term investments-held-to-maturity	—	999

Maturities of short-term investments-available-for-sale	71,372	2,621

Purchases of short-term investments-available-for-sale	(39,651)	—

Purchases of property, plant, and equipment	(120,142)	(78,575)

Capitalization of software development costs	(22,589)	(21,428)

Increase in acquired intangibles and other assets	(28,135)	(45,586)

Investment in venture capital partnership and equity investments	(7,957)	4,543

Cash effect of business acquisitions	(2,188)	(4,503)

Sale of put warrants	14,934	30,163

Purchase of call options	(14,934)	(30,163)

Net cash used for investing activities	(149,290)	(141,929)

Cash Flows from Financing Activities:

Proceeds from long-term debt and capital leases	222,900	38,000

Principal payments on long-term debt and capital leases	(224,857)	(60,821)

Proceeds from issuance of common stock	48,077	72,298

Purchases of treasury stock	(241,408)	(158,396)

Repurchase of minority interest	(11,958)	—

Proceeds from repayment of notes receivable	10,523	—

Proceeds from transfer of financial assets in exchange for cash	155,252	124,303

Net cash (used for) provided by financing activities	(41,471)	15,384

Effect of exchange rate changes on cash	(2,551)	(4,939)

Net increase in cash and cash equivalents	70,644	10,789

Cash and Cash Equivalents at End of Period	$155,864	$122,190

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

      Certain amounts in the consolidated financial statements as of December 30, 2000 and for the three and nine months ended September 30, 2000 have been reclassified to conform with the September 29, 2001 presentation.

Acquisitions

      In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, net of acquisition costs, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment of certain CadMOS employees. The $12.6 million is based on the share price of Cadence’s common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unusual Items.” The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of September 29, 2001, expenditures to complete the in-process technology have totaled $0.7 million and expenditures to complete the remaining in-process technology are expected to total approximately $1.2 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      Comparative pro forma financial information for all acquisitions has not been presented because the results of operations were not material to Cadence’s consolidated financial statements.

Tality Corporation

      On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business operated as a subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s initial public offering, or IPO. As a result of the separation in the third quarter of 2000, Cadence has recorded deferred stock compensation resulting from Tality option grants and restricted stock sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unusual Items.” On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence wrote off $2.8 million of IPO related expenses in the first quarter of 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unusual Items.” On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO. As a result of a reorganization of the Tality entities during the second and third quarter of 2001, Tality is currently an indirect wholly-owned subsidiary of Cadence.

Restructuring and Asset Impairment

      In the third quarter of 2001, Cadence recorded $170 million of the $195 million criminal restitution award from Avant! Corporation, less costs associated with the restitution. Avant! paid the remaining $25 million plus interest on October 3, 2001. See “Subsequent Events”.

      In the second quarter of 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets.

      Cadence recorded $32.7 million of restructuring charges classified as unusual operating expenses associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $11.3 million for reduction in personnel and $21.4 million to downsize and close excess facilities. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the electronics industry, particularly in the U.S. The restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary. Management estimates that the restructuring resulted in annualized cost reductions of approximately $30.8 million in salary and benefit costs and $35.1 million in facility costs.

      The restructuring plan will result in the reduction of approximately 325 employees. While employee reductions are across all business functions, operating units, and geographic regions, Cadence’s wireless communications-related areas within its Tality subsidiary are affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Severance costs resulting from the restructuring included severance benefits, notice pay, and out-placement services. Approximately $5.3 million of these costs resulted from the payments to certain participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to June 30, 2001. All severance benefits will be paid out by the end of 2001.

      Facilities consolidation charges of $21.4 million were incurred in connection with the downsizing and closing of 16 sites. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate under Statement of Financial Accounting Standards No. 5 Accounting for Contingencies and represents the low end of the range, $10.8 million, which will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $50.4 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Asset-related costs that were expensed consisted of leasehold improvements for facilities that were abandoned and whose estimated fair market value is zero. As of September 29, 2001, seven sites had been vacated and seven sites had been downsized.

      Cadence expects to record restructuring charges in the fourth quarter of 2001, estimated between $25 million and $30 million. These restructuring efforts are targeted at workforce and infrastructure reductions and facilities and asset consolidations within Tality and Cadence. See Subsequent Events.

      In relation to the wireless communications business downsizing within its Tality subsidiary and current decline in business conditions generally, Cadence restructured certain of its businesses and realigned resources to reduce costs. As a result, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

      The following table summarizes Cadence’s restructuring activity for the nine months ended September 29, 2001:

	For the Nine Months Ended September 29, 2001

	Severance	Excess
	And Benefits	Facilities	Assets	Total

	(In thousands)

Balance, December 30, 2000	$2,319	$4,938	$280	$7,537

2001 restructuring charges	12,105	10,264	11,100	33,469

Non-cash charges	28	(2,399)	(8,978)	(11,349)

Cash charges	(12,714)	(5,834)	(843)	(19,391)

Reclassifications	—	525	—	525

Balance, September 29, 2001	$1,738	$7,494	$1,559	$10,791

      In the three and nine months ended September 29, 2001, approximately $2.6 million and $3.7 million, respectively, of the restructuring reserve balance at December 30, 2000 was offset to the 2001 restructuring plan.

Inventories

      Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

      In the third quarter of 2001, Cadence recorded a $12.9 million reserve against inventory, which is included in restructuring, asset impairment, and unusual items in the Condensed Consolidated Statements of Operations. The $12.9 million reserve was related to excess inventory from revised sales forecasts.

      In the second quarter of 2001, Cadence recorded a $5.8 million reserve against inventory, which is included in restructuring, asset impairment, and unusual items in the Condensed Consolidated Statements of Operations. Of the $5.8 million, $3.7 million related to two discontinued product lines as part of Cadence’s restructuring and $2.1 million related to excess inventory of emulation products. The $3.7 million related to inventory and other related costs for two product lines Cadence will no longer sell.

      In both cases, Cadence examined the business and determined that these products would not result in future revenue growth. The excess inventory charges were due to a sudden and significant decrease in forecasted revenue for emulation products and was calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on Cadence’s current 12-month demand forecast, Cadence does not anticipate that the excess inventory subject to these reserves will be used at a later date.

      A summary of inventories follows:

	September 29,	December 30,
	2001	2000

	(In thousands)

Raw materials	$12,151	$17,897

Work in process	1,925	2,252

Total inventories, net	$14,076	$20,149

Credit Facility

      On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allowed Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replaced a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other 2000 Facility was a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility was extended and increased on September 28, 2001. On September 28, 2001, the 364-Day Facility was increased to $260 million and will terminate on September 27, 2002, at which time the 364-Day Facility may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At September 29, 2001, Cadence was in compliance with the covenants to the 2000 Facilities and there were no borrowings outstanding.

Comprehensive Income (Loss)

      Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in stockholders’ equity. A summary of comprehensive income (loss) follows:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)

Net income	$127,425	$13,671	$102,358	$7,488

Unrealized income (loss) on investments	7,910	5,413	8,242	(22,190)

Translation income (loss)	1,329	(2,924)	(2,387)	(4,591)

Comprehensive income (loss)	$136,664	$16,160	$108,213	$(19,293)

Net Income Per Share

      The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)

Weighted average common shares used to calculate basic net income per share	246,487	244,597	246,864	244,543

Options	9,330	17,662	11,079	16,143

Warrants and other contingent shares	154	537	190	583

Puts	1,007	27	567	534

Weighted average common and potential common shares used to calculate diluted net income per share	256,978	262,823	258,700	261,803

      Options to purchase 14,579,911 and 10,192,215 shares of common stock were outstanding for the three and nine months ended September 29, 2001, respectively, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2011. Put warrants to purchase 13,297 and 562,235 shares of common stock were outstanding for the three and nine months ended September 29, 2001, respectively, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The put warrants outstanding during the three and nine months ended September 29, 2001 expire on various dates through May 2002.

      Options to purchase 7,055,484 shares of common stock were outstanding for the three and nine months ended September 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2010. Put warrants to purchase 2,490,710 shares of common stock were outstanding for the three and nine months ended September 30, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The put warrants outstanding during the three and nine months ended September 30, 2000 expired on various dates through May 2001.

Contingencies

      Refer to Part II, Item 1 for a description of legal proceedings.

Put Warrants and Call Options

      On August 1, 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500 million will be used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions.

      Cadence had also authorized three seasoned systematic stock repurchase programs under which it repurchased common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans.

      As part of its authorized stock repurchase program, Cadence has sold put warrants through private placements. At September 29, 2001, there were 4.6 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at a specified price ranging from $15.50 to $26.90 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence’s systematic stock repurchase programs. At September 29, 2001, Cadence had 3.5 million call options outstanding at prices ranging from $15.75 to $27.15 per share. The put warrants and call options outstanding at September 29, 2001 expire on various dates through May 2002 and Cadence has the contractual ability to settle the options prior to their maturity. At September 29, 2001, the estimated fair value of the call options was approximately $4.3 million and the estimated fair value of the put warrants was approximately $33.5 million.

      If exercised, Cadence has the right to settle the put warrants with common stock equal to the difference between the exercise price and the fair value of the common stock at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence’s common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence’s common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence’s common stock. At September 29, 2001, Cadence had the ability to settle these put warrants with common stock and, therefore, no amount was classified out of stockholders’ equity in the condensed consolidated balance sheets.

Minority Interest

      In relation to the postponement of the Tality IPO, Cadence and Tality began to redeem the minority interest in Tality. As of September 29, 2001, Cadence had repurchased all the minority interest shares outstanding. In conjunction with the transaction, Cadence reacquired 1,740,000 restricted Tality shares from certain Cadence executives and key employees who then repaid their related notes payable to Cadence. Tality repurchased 220,000 restricted shares from three of its directors. The purchase price was $6.10, the fair market value of Tality stock at the time of repurchase. This transaction was accounted for as a purchase and resulted in $2.3 million of goodwill, which is being amortized over 3 years.

Statement of Cash Flows

      The supplemental cash-flow information for the nine months ended September 29, 2001 and September 30, 2000 follows:

	For the Nine Months Ended

	September 29,	September 30,
	2001	2000

	(In thousands)

Cash Paid During the Period For:

Interest	$1,951	$2,180

Income taxes (including foreign withholding tax)	$16,064	$11,404

Non-Cash Investing and Financing Activities:

Common stock and options issued for acquisitions	$100,452	$—

Transfer of Non-Qualified Deferred Compensation investment to Cadence	$3,908	$—

Capital lease obligations incurred for equipment	$153	$689

Transfer of inventory to fixed assets	$—	$5,462

Equity investment by transfer of equipment or software	$—	$8,140

Segment Reporting

      Cadence’s chief operating decision making group is the Executive Staff, which includes Cadence’s President and Chief Executive Officer and Cadence’s other senior management. Cadence’s Executive Staff reviews the Cadence consolidated results within three segments: Product, Services, and Maintenance, and also reviews Tality’s results separately as a stand-alone entity.

      The Product segment includes revenue and associated costs to design and license to customers a variety of electronic design automation products. The Services segment includes revenue and associated costs to offer methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization, and maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately. Within the Cadence consolidated results, Tality revenue, excluding inter-company revenue, is included in the Services segment, associated Tality cost of goods sold is reflected in each of the three segments, consistent with the benefit derived by the respective segments from those services, and Tality operating expenses are included in the other items.

      Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes amortization of acquired intangibles, inventory write-down and other, operating expenses (marketing and sales, research and development, and general and administrative), unusual items, other income, net, and income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue. Tality revenue includes inter-company revenue of $3.7 million and $5.7 million for the three and nine months ended September 29, 2001, respectively. There was no inter-company revenue in 2000.

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

      The following tables present information about reported segments for the three months ended September 29, 2001 and September 30, 2000:

	For the Three Months Ended September 29, 2001

	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)

Revenue	$217,408	$57,992	$84,608	$—	$360,008	$37,880

Cost of revenue	19,161	48,652	16,849	—	84,662	28,174

Amortization of acquired intangibles	—	—	—	23,995	23,995	—

Inventory write-down and other	—	—	—	12,868	12,868	—

Gross margin	198,247	9,340	67,759	(36,863)	238,483	9,706

Marketing and sales	—	—	—	(96,593)	(96,593)	(5,495)

Research and development	—	—	—	(74,247)	(74,247)	(5,815)

General and administrative	—	—	—	(27,640)	(27,640)	(9,256)

Amortization of acquired intangibles	—	—	—	—	—	(1,858)

Amortization of deferred stock compensation	—	—	—	(2,480)	(2,480)	(2,135)

Restructuring, asset impairment, and unusual items	—	—	—	167,686	167,686	(815)

Other income (expense), net	—	—	—	277	277	(209)

Income (loss) before provision (benefit) for income taxes	$198,247	$9,340	$67,759	$(69,860)	$205,486	$(15,877)

	For the Three Months Ended September 30, 2000

	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)

Revenue	$165,341	$87,320	$79,800	$—	$332,461	$52,033

Cost of revenue	22,931	55,991	17,183	—	96,105	39,650

Amortization of acquired intangibles	—	—	—	20,648	20,648	—

Gross margin	142,410	31,329	62,617	(20,648)	215,708	12,383

Marketing and sales	—	—	—	(97,845)	(97,845)	(9,274)

Research and development	—	—	—	(66,614)	(66,614)	(2,871)

General and administrative	—	—	—	(24,121)	(24,121)	(8,214)

Amortization of acquired intangibles	—	—	—	—	—	(4,074)

Amortization of deferred stock compensation	—	—	—	(5,164)	(5,164)	(3,099)

Restructuring, asset impairment, and unusual items	—	—	—	(4,937)	(4,937)	(2,251)

Other income, net	—	—	—	1,573	1,573	411

Income (loss) before provision (benefit) for income taxes	$142,410	$31,329	$62,617	$(217,756)	$18,600	$(16,989)

      The following tables present information about reported segments for the nine months ended September 29, 2001 and September 30, 2000:

	For the Nine Months Ended September 29, 2001

	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)

Revenue	$588,831	$211,810	$251,599	$—	$1,052,240	$127,326

Cost of revenue	62,644	151,133	49,725	—	263,502	99,092

Amortization of acquired intangibles	—	—	—	71,915	71,915	—

Inventory write-down and other	—	—	—	19,812	19,812	1,148

Gross margin	526,187	60,677	201,874	(91,727)	697,011	27,086

Marketing and sales	—	—	—	(286,243)	(286,243)	(22,160)

Research and development	—	—	—	(219,129)	(219,129)	(18,217)

General and administrative	—	—	—	(85,849)	(85,849)	(33,687)

Amortization of acquired intangibles	—	—	—	—	—	(9,884)

Amortization of deferred stock compensation	—	—	—	(15,595)	(15,595)	(8,878)

Restructuring, asset impairment, and unusual items	—	—	—	89,842	89,842	(47,033)

Other income (expense), net	—	—	—	435	435	(888)

Income (loss) before provision (benefit) for income taxes	$526,187	$60,677	$201,874	$(608,266)	$180,472	$(113,661)

	For the Nine Months Ended September 30, 2000

	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)

Revenue	$411,256	$243,312	$234,068	$—	$888,636	$142,317

Cost of revenue	63,910	157,174	46,701	—	267,785	109,828

Amortization of acquired intangibles	—	—	—	60,182	60,182	—

Gross margin	347,346	86,138	187,367	(60,182)	560,669	32,489

Marketing and sales	—	—	—	(279,043)	(279,043)	(25,943)

Research and development	—	—	—	(194,959)	(194,959)	(8,668)

General and administrative	—	—	—	(70,404)	(70,404)	(23,893)

Amortization of acquired intangibles	—	—	—	—	—	(12,167)

Amortization of deferred stock compensation	—	—	—	(5,164)	(5,164)	(3,099)

Restructuring, asset impairment, and unusual items	—	—	—	(4,937)	(4,937)	(2,992)

Other income, net	—	—	—	4,026	4,026	943

Income (loss) before provision (benefit) for income taxes	$347,346	$86,138	$187,367	$(610,663)	$10,188	$(43,330)

      Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Cadence licenses its products in Japan through Innotech Corporation, in which Cadence is an approximately 15% stockholder. Cadence markets its methodology services in Japan through a wholly-owned subsidiary.

      Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In the three months ended September 29, 2001, there was one customer that accounted for 14% and one customer that accounted for 11% of total revenue. In the nine months ended September 29, 2001, and the three and nine months ended September 30, 2000, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

      The following table presents a summary of revenues by geographic region for the three months ended September 29, 2001 and September 30, 2000:

	For the Three Months Ended

	September 29,	September 30,
	2001	2000

North America:

United States	$172,091	$193,246

Other	6,698	11,742

Total North America	$178,789	$204,988

Europe:

United Kingdom	$34,709	$33,990

France	28,117	4,512

Italy	23,892	2,672

Germany	10,428	10,218

Other	21,151	16,365

Total Europe	$118,297	$67,757

Japan and Asia:

Japan	$30,053	$37,984

Asia	32,869	21,732

Total Japan and Asia	62,922	59,716

Total	$360,008	$332,461

      The following table presents a summary of revenues by geographic region for the nine months ended September 29, 2001 and September 30, 2000:

	For the Nine Months Ended

	September 29,	September 30,
	2001	2000

North America:

United States	$571,040	$505,817

Other	25,453	25,833

Total North America	$596,493	$531,650

Europe:

United Kingdom	$65,704	$77,980

Germany	59,389	41,974

Other	138,840	69,858

Total Europe	$263,933	$189,812

Japan and Asia:

Japan	$122,440	$121,325

Asia	69,374	45,849

Total Japan and Asia	191,814	167,174

Total	$1,052,240	$888,636

      The following table presents a summary of long-lived assets by geographic region for the periods ended September 29, 2001 and December 30, 2000:

	September 29,	December 30,
	2001	2000

North America:

United States	$354,062	$316,091

Other	2,518	3,344

Total North America	$356,580	$319,435

Europe:

United Kingdom	$34,540	$35,729

France	1,834	1,383

Germany	1,267	924

Italy	361	395

Other	1,846	1,070

Total Europe	$39,848	$39,501

Japan and Asia:

Japan	$3,592	$4,702

Asia	6,705	5,241

Total Japan and Asia	10,297	9,943

Total	$406,725	$368,879

Subsequent Events

      Cadence expects to record restructuring charges in the fourth quarter of 2001, estimated between $25 million and $30 million. These restructuring efforts are targeted at workforce and infrastructure reductions and facilities and asset consolidations within Tality and Cadence.

      On November 8, 2001, Cadence announced it has signed a definitive agreement to acquire Silicon Perspective Corporation, or SPC, a privately-held design technology firm headquartered in Santa Clara, California. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical realm. The financial terms of the agreement were not disclosed and Cadence expects the acquisition to be completed in December 2001.

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $195 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. As of September 29, 2001, Cadence had received $169 million, plus $1 million of interest. The remaining $26 million, plus nominal interest was paid on October 3, 2001. Cadence is accounting for this transaction on a cash basis and no contingent gain was recorded due to the uncertainty on collectibility.

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

      In late 2000, both the U.S. economy in general and the electronics industry in particular began to experience a slowdown, the severity of which has increased throughout 2001. The electronics industry slowdown, especially in the semiconductor industry, may reduce Cadence’s revenue and harm its results of operations.

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $195 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. As of September 29, 2001, Cadence had received $169 million, plus $1 million of interest. The remaining $26 million, plus nominal interest was paid on October 3, 2001. Cadence is accounting for this transaction on a cash basis and no contingent gain was recorded due to the uncertainty on collectibility.

      On November 8, 2001, Cadence announced it has signed a definitive agreement to acquire Silicon Perspective Corporation, or SPC, a privately-held design technology firm headquartered in Santa Clara, California. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical realm. The financial terms of the agreement were not disclosed and Cadence expects the acquisition to be completed in December 2001.

      In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, net of acquisition costs, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment of certain CadMOS employees. The $12.6 million is based on the share price of Cadence’s common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

      On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business operated as a subsidiary of Cadence. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s initial public offering, or IPO. As a result of the separation in the third quarter of 2000, Cadence has recorded deferred stock compensation resulting from Tality option grants and restricted stock sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unusual Items.” On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO Cadence wrote off $2.8 million of IPO related expenses in the first quarter of 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unusual Items.” On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. The financial statements and financial information in this Quarterly Report on Form 10-Q do not give effect to the IPO. As a result of a reorganization of the Tality entities during the second and third quarter of 2001, Tality is currently an indirect wholly-owned subsidiary of Cadence.

      In the fourth quarter of 2001, Cadence expects to record restructuring charges estimated between $25 million and $30 million. These restructuring efforts are targeted at workforce and infrastructure reductions and facilities and asset consolidations within Tality and Cadence.

      In the third quarter of 2001, Cadence recorded a $12.9 reserve against inventory related to its Quickturn subsidiary, which is included in restructuring, asset impairment, and unusual items in the Condensed Consolidated Statements of Operations. The $12.9 million reserve was related to excess inventory related to revised sales forecasts.

      In the second quarter of 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets. Cadence recorded $32.7 million of restructuring charges classified as unusual operating expenses associated with the worldwide restructuring plan. The restructuring plan will result in the reduction of approximately 325 employees. While employee reductions are across all business functions, operating units, and geographic regions, Cadence’s wireless communications-related areas within its Tality subsidiary are affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Facilities consolidation charges of $21.4 million were incurred in connection with the downsizing and closing of 16 sites.

      In relation to the wireless communications business downsizing within its Tality subsidiary and current decline in business conditions generally, Cadence restructured certain of its businesses and realigned resources to reduce costs. As a result, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

Results of Operations

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	% Change	2001	2000	% Change

Revenue	(In millions, except percentages)

Product	$217.4	$165.3	31%	$588.8	$411.2	43%

Services	58.0	87.4	(34)%	211.8	243.3	(13)%

Maintenance	84.6	79.8	6%	251.6	234.1	7%

Total revenue	$360.0	$332.5	8%	$1,052.2	$888.6	18%

Sources of Revenue as a Percent of Total Revenue

Product	60%	50%		56%	46%

Services	16%	26%		20%	27%

Maintenance	24%	24%		24%	26%

      Product revenue increased $52.1 million and $177.6 million in the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to an increase in the value of license renewals with major customers as well as an increase in new sales of Cadence’s software products to new customers. The increase in sales volume in the three and nine months ended September 29, 2001 was primarily due to an increase in sales volume of Cadence’s integrated circuit implementation products, partially offset by a decrease in sales volume of intellectual property creation products, including emulation, and printed circuit board-related products. In the three and nine months ended September 29, 2001, about one third of software revenue came from Cadence’s ratable software license arrangements. In the three and nine months ended September 30, 2000, approximately 19% of software revenue came from Cadence’s ratable software license arrangements. The percentage of ratable revenue will vary, in any given quarter, depending on the actual mix of revenue generated from Cadence’s various licensing models.

      Services revenue decreased $29.3 million and $31.5 million in the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to customers’ tactical spending cuts for services engagements. Tality’s revenue declined $17.9 million and $20.7 million in the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to fewer active engagements and decreased total client service hours billed. Tality’s revenue is expected to continue to be affected by the slowdown in the economy and electronics industry specifically, with revenue expected to decline in the fourth quarter of 2001. Methodology Services revenue declined $11.4 million and $10.8 million in the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to a general weakness in short-term consulting.

      Maintenance revenue increased $4.8 million and $17.5 million in the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to the growth of the installed customer base and the renewal of maintenance and support contracts.

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	% Change	2001	2000	% Change

	(In millions, except percentages)
Revenue by Geography

Domestic	$172.1	$193.3	(11)%	$571.0	$505.8	13%

International	187.9	139.2	35%	481.2	382.8	26%

Total revenue	$360.0	$332.5	8%	$1,052.2	$888.6	18%

Revenue by Geography as a Percent of Total Revenue

Domestic	48%	58%		54%	57%

International	52%	42%		46%	43%

      International revenue increased $48.7 million and $98.4 million in the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000. The increase in the three and nine months ended September 29, 2001 was primarily due to increases in product revenue in all regions and maintenance revenue in Europe, Asia, and Canada, partially offset by decreases in service revenue in all regions and maintenance revenue in Japan.

      Differences in the rate of revenue growth over the periods presented and as compared geographically are primarily due to fluctuations in sales volume of integrated circuit implementation and intellectual property creation products and for Cadence’s design and methodology services offerings.

      Foreign currency exchange rates negatively affected revenue by $3.7 million and $13.5 million during the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	% Change	2001	2000	% Change

Cost of Revenue	(In millions, except percentages)

Product	$19.2	$22.9	(16)%	$62.6	$63.9	(2)%

Services	$48.7	$56.0	(13)%	$151.1	$157.2	(4)%

Maintenance	$16.8	$17.2	(2)%	$49.7	$46.7	6%
Cost of Revenue as a Percent of Related Revenue

Product	9%	14%		11%	16%

Services	84%	64%		71%	65%

Maintenance	20%	22%		20%	20%

      Cost of product revenue includes costs of production personnel, packaging and documentation, royalties, and amortization of capitalized software development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor, and overhead.

      Cost of product revenue decreased $3.8 million and $1.3 million for the three and nine months ended September 29, 2001, respectively, when compared to the same period in 2000, primarily due to a decrease in manufacturing expenses associated with emulation system product, partially offset by an increase in third-party royalty costs and amortization of software development costs.

      Because the majority of Cadence’s cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the three and nine months ended September 29, 2001, when compared to the same period in 2000, primarily due to an increase in volume of license renewals with major customers.

      Cost of services revenue includes costs associated with providing services to customers, primarily salaries and costs to recruit, develop, and retain personnel, and costs to maintain the infrastructure necessary to manage a services organization. Cost of services revenue decreased $7.3 million and $6.1 million in the three and nine months ended September 29, 2001, respectively, when compared to the same period in 2000, primarily due to a decrease in salaries and benefits resulting from Cadence’s reduction of services professionals in connection with the restructuring plan initiated during the second quarter of 2001, partially offset by an increase in salaries and benefits resulting from Cadence’s addition of services professionals that occurred during the three months ended March 31, 2001.

      Services gross margin decreased for the three and nine months ended September 29, 2001, when compared to the same periods in 2000, primarily due to the slowdown in the economy generally and in the electronics systems industry in particular resulting in revenues declining faster than costs. In addition, services gross margin has been, and may continue to be reduced by, Cadence’s inability to fully utilize its services resources.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue remained flat and increased $3 million for the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000. The increase for the nine months ended September 29, 2001 was primarily due to an increase in salaries and benefits resulting from an increase in employee headcount.

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	% Change	2001	2000	% Change

	(In millions, except percentages)
Operating Expenses

Marketing and sales	$96.6	$97.8	(1)%	$286.2	$279.0	3%

Research and development	$74.2	$66.6	11%	$219.1	$195.0	12%

General and administrative	$27.6	$24.1	15%	$85.8	$70.4	22%
Expenses as a Percent of Total Revenue

Marketing and sales	27%	29%		27%	31%

Research and development	21%	20%		21%	22%

General and administrative	8%	7%		8%	8%

      Marketing and sales expenses decreased $1.2 million in the three months ended September 29, 2001, when compared to the same period of last year, primarily due to a decrease in outside consulting and services costs. Marketing and sales expenses increased $7.2 million in the nine months ended September 29, 2001, when compared to the same periods in 2000, primarily due to an increase in salaries and benefits resulting from an increase in employee headcounts.

      Research and development expenses, prior to the reduction for capitalization of software development costs, were $81.5 million, representing 23% of total revenue, in the three months ended September 29, 2001, and $73.3 million, representing 22% of total revenue, for the three months ended September 30, 2000. For the three and nine months ended September 29, 2001, Cadence capitalized software development costs of $7.3 million and $22.6 million, respectively, representing 9% of total research and development expenditures. For the three and nine months ended September 30, 2000, Cadence capitalized software development costs of $6.7 million and $21.4 million, respectively, representing 9% and 10% of total research and development expenditures, respectively. The increase in capitalized software development costs for the three and nine months ended September 29, 2001, resulted primarily from increases in new product development projects that have reached technological feasibility. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

      The increase in net research and development expenses of $7.6 million and $24.2 million for the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, was primarily due to an increase in salaries and benefits resulting from an increase in employee headcount and increased investment in research and development projects.

      General and administrative expenses increased $3.5 million in the three months ended September 29,2001, when compare to the same period in 2000, primarily due to an increase in salaries and benefits resulting from an increase in employee headcount. General and administrative expenses increased $15.4 million in the nine months ended September 29, 2001, when compared to the same period in 2000, primarily due to an increased use of outside consulting services, salaries and benefits resulting from an increase in employee headcount, and increases in bad debt expense, primarily attributable to Tality operations.

      Foreign currency exchange rates positively affected operating expenses by $2.6 million and $8.4 million for the three and nine months ended September 29, 2001, respectively, when compared to the same periods in 2000, primarily due to the weakening of the Japanese yen and the British pound in relation to the U.S. dollar.

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In millions)
Amortization of Acquired Intangibles

Amortization of acquired intangibles	$24.0	$20.7	$71.9	$60.2
Amortization of Acquired Intangibles as a Percent of Total Revenue

Amortization of acquired intangibles	7%	6%	7%	7%

      Amortization of acquired intangibles increased $3.3 million and $11.7 million in the three and nine months ended September 29, 2001, respectively, when compared with the same periods in 2000, primarily due to the 2001 acquisition of CadMOS, partially offset by the reduction of Diablo amortization related to the write-off in the second quarter of 2001. See “Unusual Items – Goodwill Write-Off”.

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In millions)
Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation	$2.5	$5.2	$15.6	$5.2
Amortization of Deferred Stock Compensation as a Percent of Total Revenue

Amortization of deferred stock compensation	1%	2%	1%	1%

      Cadence records deferred stock compensation resulting from Tality option grants for Tality stock, Tality restricted stock sales, and Cadence’s acquisition of CadMOS. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and restricted stock sales to certain Cadence executives and key employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales. Deferred stock compensation from the CadMOS acquisition represents the difference between the exercise price of stock option grants to CadMOS employees and the fair market value of Cadence’s common stock at the time of acquisition. Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options and restricted stock vest. In the third quarter of 2001, Cadence reacquired 1,740,000 restricted Tality shares from certain Cadence executives and key employees who then repaid their related notes payable to Cadence. Tality repurchased 220,000 restricted shares from three of its directors. The purchase price was $6.10, the fair market value of Tality stock at the time of repurchase. This transaction was accounted for as a purchase and resulted in $2.4 million of goodwill, which is being amortized over 3 years. Amortization of deferred stock compensation decreased $2.7 million in the three months ended September 29, 2001, when compared to the same period in 2000, primarily due to Cadence reacquiring the Tality stock and a reduction in the number of outstanding Tality option grants. Amortization of deferred stock compensation increased $10.4 million in the nine months ended September 29, 2001, when compared to the same period in 2000, primarily due to no similar costs in the first six months of 2000.

  Restructuring, Asset Impairment, and Unusual Items

      The following table presents information regarding unusual items for the three and nine months ended September 29, 2001 and September 30, 2000:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In millions)

Avant! criminal restitution, net of related costs	$(168.5)	$—	$(168.5)	$—

Restructuring charges	0.8	—	35.0	—

Inventory write-off and other	12.9	—	19.8	—

Goodwill write-off	—	—	25.8	—

Separation costs	—	4.9	4.8	4.9

Write-off of acquired in-process technology	—	—	13.1	—

Total restructuring, asset impairment, and unusual items	$(154.8)	$4.9	$(70.0)	$4.9

  Avant! Criminal Restitution

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $195 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. As of September 29, 2001, Cadence had received $169 million, plus $1 million of interest. The remaining $26 million, plus nominal interest was paid on October 3, 2001. Cadence is accounting for this transaction on a cash basis and no contingent gain was recorded due to the uncertainty on collectibility.

  Restructuring

      In the second quarter of 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets.

      Cadence recorded $32.7 million of restructuring charges classified as unusual operating expenses associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $11.3 million for reduction in personnel and $21.4 million to downsize and close excess facilities. The restructuring plan was initiated due to the severe downturn in the economic environment in the electronics industry, particularly in the U.S. The restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary. Management estimates that the restructuring will result in annualized cost reductions of approximately $30.8 million in salary and benefit costs and $35.1 million in facility costs.

      The restructuring plan will result in the reduction of approximately 325 employees. While employee reductions are across all business functions, operating units, and geographic regions, Cadence’s wireless communications-related areas within its Tality subsidiary are affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Severance costs resulting from the restructuring included severance benefits, notice pay, and out-placement services. Approximately $5.3 million of these costs resulted from the payments to certain participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to June 30, 2001. All severance benefits will be paid out by the end of 2001.

      Facilities consolidation charges of $21.4 million were incurred in connection with the downsizing and closing of 16 sites. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate under Statement of Financial Accounting Standards No. 5 Accounting for Contingencies and represents the low end of the range, $10.8 million, which will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $50.4 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Asset-related costs that were expensed consisted of leasehold improvements for facilities that were abandoned and whose estimated fair market value is zero. As of September 29, 2001, seven sites had been vacated and seven sites had been downsized.

      In the first quarter of 2001, Cadence recorded $1.5 million of restructuring expenses incurred in connection with its research and development process.

  Inventory Write-Off and Other

      In the third quarter of 2001, Cadence recorded a $12.9 million reserve against inventory, which is included in restructuring, asset impairment, and unusual items in the Condensed Consolidated Statements of Operations. The $12.9 million reserve was related to excess inventory from revised sales forecasts.

      In connection with its announced restructuring, Cadence recorded a $5.8 million reserve against inventory in the second quarter of 2001. Of the $5.8 million, $3.7 million related to two discontinued product lines as part of Cadence’s restructuring and $2.1 million related to excess inventory of emulation products. The $3.7 million related to inventory and other related costs for two product lines Cadence will no longer sell. As part of the restructuring, Cadence examined the business and determined that these products would not result in future revenue growth. The excess inventory charge of $2.1 million was due to a sudden and significant decrease in forecasted revenue for emulation products and was calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on Cadence’s current 12-month demand forecast, Cadence does not anticipate that the excess inventory subject to these reserves will be used at a later date.

      Also in connection with its announced restructuring, certain additional costs have been incurred in order to fulfill Tality contracts. As a result, a loss provision of $1.1 million was placed against these contracts.

  Goodwill Write-Off

      In relation to the wireless communications business downsizing within its Tality subsidiary and current decline in business conditions generally, Cadence restructured certain of its businesses and realigned resources to reduce costs. As a result, in the second quarter of 2001, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and abandonment most of this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

  Tality IPO-Related Expense and Separation Costs

      In the three months ended June 30, 2001, Cadence recorded $1.3 million of Tality separation costs primarily related to legal and consulting fees.

      In the first quarter of 2001, Cadence wrote off $2.8 million of Tality IPO-related expense as a result of the postponement of the Tality IPO on October 9, 2000. These expenses consisted of legal and accounting services and registration statement printing and filing fees and were incurred primarily during 2000. In addition, Cadence recorded $0.7 million of Tality separation costs in the first quarter of 2001, related primarily to information systems separation.

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

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm headquartered in San Jose. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. Its noise-analysis solutions are targeted at both digital and mixed signal designers working on microprocessors, dynamic random access memory, mixed-signal System-on-a-Chip, and application-specific integrated circuits. Cadence acquired all of the outstanding stock of CadMOS and assumed all outstanding stock options and warrants. The purchase price was $92.7 million and the acquisition was accounted for as a purchase. The purchase price could increase up to an additional $12.6 million, representing up to 488,970 shares, if certain predetermined performance factors are achieved over the next three years. Of the $12.6 million, $1.7 million is contingent on continued employment of certain CadMOS employees. The $12.6 million is based on the share price of Cadence’s common stock at the time of the acquisition. In connection with the acquisition, Cadence acquired goodwill of $58.3 million, which is being amortized over 5 years, and technology and workforce intangibles of $12.9 million, which are being amortized over 3 to 5 years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of September 29, 2001, expenditures to complete the in-process technology have totaled $0.7 million and expenditures to complete the remaining in-process technology are expected to total approximately $1.2 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, CadMOS’ in-process research and development projects were related to the development of a static timing analysis tool, the development of advanced fixing capabilities in the noise analysis area, and in the mixed signal area, the development of a flow to integrate with Cadence tools and a tool to analyze large application-specific integrated circuit designs for substrate noise. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

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

  Other Income and Income Taxes

      Other income decreased $1.3 million in the three months ended September 29, 2001, when compared to the same periods in 2000, primarily due to decreases in minority interest income and foreign exchange gains, partially offset by an increase in interest income. Other income decreased $3.6 million in the nine months ended September 29, 2001, when compared to the same periods in 2000, primarily due to a decrease in foreign exchange gains and minority interest gains, partially offset by an increase in interest income and a reduction in investment losses.

      Cadence’s estimated effective tax rate for the three and nine months ended September 29, 2001 was 26.5%, excluding the effect of amortization of acquired intangibles, amortization of deferred stock compensation, and unusual items. Cadence will provide for taxes on the Avant! restitution award at a rate of 40%. The effective tax rate for the three and nine months ended September 30, 2000 was 26.5%.

Liquidity and Capital Resources

      At September 29, 2001, Cadence’s principal sources of liquidity consisted of $175.9 million of cash and cash equivalents and short-term investments, compared to $137 million at December 30, 2000, and two syndicated senior unsecured credit facilities totaling $360 million. As of September 29, 2001, Cadence had no outstanding borrowings under these credit facilities.

      Cash provided by operating activities increased $121.7 million to $264 million for the nine months ended September 29, 2001, when compared to the nine months ended September 30, 2000. The increase was due to higher net income before depreciation and amortization and unusual items.

      At September 29, 2001, Cadence had net working capital of $32.5 million compared with $65.3 million at December 30, 2000. The working capital decrease was driven primarily by decreases in prepaid expenses and other of $49.8 million, receivables of $27.3 million, and an increase in income tax payable of $34 million, partially offset by a decrease in accounts payable and accrued liabilities of $46.1 million.

      In addition to its short-term investments, Cadence’s primary investing activities consisted of acquisitions, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $181 million and $145.5 million of cash used for investing activities in the nine months ended September 29, 2001 and September 30, 2000, respectively.

      Cadence sells put warrants and purchases call options through private placements. See “Notes to Consolidated Financial Statements – Put Warrants and Call Options.” At September 29, 2001, Cadence had a maximum potential obligation related to put warrants to buy back 4.6 million shares of its common stock at an aggregate price of approximately $105.7 million. The put warrants will expire on various dates through May 2002, and Cadence has the contractual ability to settle the put warrants prior to their maturity. Cadence has the ability to settle these put warrants with stock and, therefore, no amount was classified out of stockholders’ equity in the condensed consolidated balance sheets.

      As part of its overall investment strategy, Cadence is a limited partner in a venture capital fund and is committed to invest up to $100 million. As of September 29, 2001, Cadence had contributed approximately $76.9 million to this partnership, which is reflected in other assets in the accompanying condensed consolidated balance sheets.

      On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allowed Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replaced a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other 2000 Facility was a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility was extended and increased on September 28, 2001. On September 28, 2001, the 364-Day Facility was increased to $260 million and will terminate on September 27, 2002, at which time the 364-Day Facility may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At September 29, 2001, Cadence was in compliance with the covenants to the 2000 Facilities and there were no borrowings.

      Cadence anticipates that current cash and short-term investment balances, cash flows from operations, and its $360 million revolving credit facilities will be sufficient to meet its working capital and capital requirements on a short-and long-term basis.

New Accounting Standards

      In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement will be effective for fiscal years beginning after December 15, 2001. Cadence has not yet determined the effect SFAS No. 144 will have on its consolidated financial position, results of operations, or cash flows.

      In August 2001, the FASB, issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cadence has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations, or cash flows.

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

Cadence is subject to the cyclical nature of the integrated circuit industry and the electronics systems industry, and the current downturn or any future downturns may reduce its revenue

      Purchases of Cadence’s products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production over capacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. A number of integrated circuit manufacturers and electronics systems companies have announced significant slowdowns of demand and production, inventory write-offs and/or reductions in spending on research and development. Cadence expects continued weakness in the communications businesses of the electronics systems industry for the foreseeable future. The current slowdown and any future downturns may reduce Cadence’s revenue and harm its results of operations.

Cadence has reorganized its design services group as a separate company, which may impact its financial results

      Since 1995, Cadence has operated an electronics design services group. On July 17, 2000, Cadence announced its plan to separate its design services group into a separate company named Tality Corporation focused on providing design solutions and proprietary technology to electronics product companies and integrated circuit manufacturers, and announced the planned initial public offering of the separate company. The separation was substantially completed on October 4, 2000. On October 9, 2000, Cadence announced that it had postponed Tality’s initial public offering due to unfavorable market conditions. On April 17, 2001, Tality withdrew the registration statement for its initial public offering. Cadence currently intends to consider undertaking an initial public offering for Tality when market conditions become favorable. As a result of a reorganization of the Tality entities during the end of the second quarter and beginning of the third quarter of 2001, Tality now operates as an indirect wholly-owned subsidiary of Cadence. Cadence’s expenses in the design services business increased substantially in connection with Tality’s separation from Cadence and Tality’s reorganization, and its expenses may continue to increase. Tality’s revenue over prior periods has declined in 2001, and may not increase in the near term, or at all, and its separation and reorganization may prove more expensive than Cadence anticipates. If Tality fails to increase its revenue to offset its expenses, or if Tality cannot reduce its expenses sufficiently, Tality will continue to experience losses.

Cadence has agreed to grant certain rights and provide certain services to Tality on terms that are more favorable to Tality than terms that would be offered to an unrelated party

      In connection with the separation of Tality, Cadence entered into a number of agreements governing its business relationships with Tality and Cadence’s provision of certain services to Tality, including provision of certain facilities, and accounting, finance, legal, human resources, and other administrative services, on terms that are more favorable to Tality than terms that would be offered to an unrelated entity. As a result, Cadence is obligated to provide certain services to Tality for the periods defined in the various agreements, some of which have long or unspecified terms. Continued provision of such services after Tality’s separation and after a potential future initial public offering may impact Cadence’s financial results.

Cadence has historically suffered losses in its electronics design and methodology services business and may continue to do so in the future

      The market for electronics design and methodology services is relatively new and rapidly evolving. Cadence has historically suffered losses in its services business. Cadence’s or Tality’s failure to succeed in these electronics design and methodology services businesses may seriously harm Cadence’s business, operating results, and financial condition.

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
•	A substantial portion of these services contracts are fixed-price contracts. This means that the customer pays a fixed price that is agreed upon at the time of contract execution, regardless of how much time or how many resources Cadence must actually devote to successfully complete the contract. Although Cadence is moving towards more time-based contracts, there can be no guarantee that this shift will occur. If Cadence’s cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence’s business, operating results, and financial condition.

Cadence’s failure to respond quickly to technological developments could make its products uncompetitive and obsolete

      The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronics design industry is experiencing several revolutionary trends:

•	The size of features such as wires, transistors, and contacts on chips is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the chip. Feature size is normally identified by the headline transistor length, which is shrinking from 0.25 microns to 0.13 microns and smaller. This is commonly referred to in the semiconductor industry as the migration to deep submicron and it represents a major challenge for all levels of the semiconductor industry from chip design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns) is challenging fundamental laws of physics and chemistry.
•	The ability to design very large chips, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as “system-on-a-chip”), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

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

      If Cadence was forced to take any of these actions, it’s business and results of operations may be harmed.

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

Fluctuations in quarterly results of operations could hurt Cadence’s business and the market price of its stock

      Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence’s quarterly operating results and some of them are not within Cadence’s control, including the mix of products and services sold, the mix of licenses used to sell products and the timing of significant orders for its software products and services by customers. Quarterly operating results are affected by the mix of products and services sold because there are significant differences in margins from the sale of hardware and software products and services. For example, based on a three-year average through 2000, Cadence had realized gross margins on software product sales of approximately 90% but realized gross margins of approximately 67% on hardware product sales and approximately 33% on its performance of services. In the third quarter of 2001, realized gross margins increased to approximately 93% for software products, decreased to approximately 58% for hardware products, and decreased to approximately 16% for services. In addition, Cadence’s quarterly operating results are affected by the mix of licenses entered into in connection with the sale of software products. Cadence has three basic licensing models: perpetual, fixed-term, and subscription. Perpetual and fixed-term licenses recognize a larger portion of the revenue at the beginning of the license period and subscription licenses recognize revenue ratably over each quarter of the term of the license. As Cadence customers purchase more software products pursuant to subscription agreements, future operating results may be lower than that of comparable quarters in which perpetual and fixed-term licenses were in greater use for software product transactions. Finally, Cadence’s quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5 million. The failure to close a contract for the sale of one or more orders of Cadence’s software products could seriously harm its quarterly operating results.

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

      Cadence believes that quarter-to-quarter comparisons of the results of operations of its services business segments may not be meaningful. Therefore, stockholders should not view Cadence’s historical results of operations as reliable indicators of its future performance. In addition, many of Cadence’s services engagements are terminable with little or no advance notice and without penalty. Since a significant portion of Cadence’s costs is fixed, it may not be able to reduce its costs in a timely manner in connection with the unanticipated revenue loss when one or more projects is terminated.

The lengthy sales cycle of Cadence’s products and services makes the timing of its revenue difficult to predict and may cause its operating results to fluctuate unexpectedly

      Cadence has a lengthy sales cycle that generally extends at least three to six months. The length of Cadence sales cycle may cause it’s revenue and operating results to vary unexpectedly from quarter to quarter. The complexity and expense associated with Cadence business generally requires a lengthy customer education and approval process. Consequently, Cadence may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent it from pursuing other opportunities.

      In addition, sales of Cadence’s products and services may be delayed if customers delay approval or commencement of projects because of:

•	Customers’ budgetary constraints and internal acceptance review procedures;
•	The timing of customers’ budget cycles; and
•	The timing of customers’ competitive evaluation processes.

      If customers experience delays in their approval or project commencement activities, Cadence may not learn of, and therefore would not be able to communicate to the public, revenue or earnings shortfalls until late in a fiscal quarter.

Cadence has recently completed acquisitions, expects to acquire other companies or businesses, and may not successfully integrate them

      Cadence has acquired other businesses before and is likely to do so again. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders, or that Cadence’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence’s business, operating results, and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when negotiating these transactions and then integrating an acquired business;
•	The discovery after the acquisition has been completed of liabilities assumed from the acquired business;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key personnel of the acquired business;
•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering, and customer support areas;
•	Unanticipated costs;
•	Adverse effects on existing relationships with suppliers and customers; and
•	Failure to understand and compete effectively in markets in which Cadence have limited previous experience.

Cadence’s international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

      Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 52% and 42% for the three months ended September 29, 2001 and September 30, 2000, respectively. Cadence’s revenue from international operations as a percentage of total revenue was approximately 46% and 43% for the nine months ended September 29, 2001 and September 30, 2000, respectively. Cadence also transacts business in various foreign currencies. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of countries other than the United States in which Cadence conducts business could seriously harm its business, operating results, and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, it will take more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. dollars, an increase in the exchange rate will result in an increase in the price for Cadence’s products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence’s prices being uncompetitive in markets where business is transacted in the local currency.

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

Cadence’s international operations are subject to a number of risks

      A significant portion of Cadence’s total revenue is derived from its international operations. Cadence’s international operations may be subject to a number of risks, including:

•	The adoption and expansion of government trade restrictions;
•	Volatile foreign exchange rates and currency conversion risks;
•	Limitations on repatriation of earnings;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer receivables collection periods and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability, including civil strife and war;
•	Retaliation for U.S. government economic policies and military actions internationally;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	U.S. government licensing requirements for export which make licenses difficult to obtain.

      If any of these risks were to materially reduce the revenues generated by Cadence’s international operations, it could harm Cadence’s business, operating results, and financial conditions.

Failure to obtain export licenses could harm Cadence’s business

      Cadence must comply with U.S. Department of Commerce regulations in shipping its software products and other technologies outside the U.S. The U.S. Department of Commerce may enforce these regulations more strictly or scrutinize applications for licenses more strictly subsequent to the September 11, 2001 terrorist attacks on the United States. Although Cadence has not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm Cadence’s business, operating results, and financial condition.

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

      In the EDA products industry, Cadence currently competes with three large companies, Avant! Corporation, Mentor Graphics Corporation, and Synopsys, Inc., and many smaller companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

Cadence’s failure to attract, train, motivate, and retain key employees may harm its business

      Competition for highly skilled employees is very intense. Cadence’s business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical, and services personnel. The high cost of training new personnel, not fully utilizing these personnel, or losing trained personnel to competing employers could reduce Cadence’s gross margins and harm it’s business and operating results. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where Cadence principal offices are located, and the other locations where Cadence maintain facilities. To attract and retain individuals with the requisite expertise, Cadence may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Cadence may also be required to pay significant base salaries and cash bonuses, which could harm it’s operating results. Cadence employs a significant number of non-U.S. citizens. Since the terrorist attacks of September 11, 2001, it may be more difficult for potential employees who are not U.S. citizens to obtain work visas or for current employees who are not U.S. citizens to obtain renewals or extensions of their current visas. If Cadence do not succeed in hiring and retaining candidates with appropriate qualifications, it will not be able to grow it’s business and it’s operating results will suffer. Cadence’s failure to attract, train, motivate, and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence’s business, operating results, and financial condition.

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

Errors or defects in Cadence designs could expose it to liability and harm its reputation

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

Cadence relies on a continuous power supply to conduct its operations, and California’s current energy crisis could disrupt Cadence’s operations and increase its expenses.

      California is in the midst of an energy crisis that could disrupt Cadence’s operations and increase its expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Cadence currently has backup generators or alternate sources of power for critical operations in the event of a blackout. If, however, blackouts interrupt Cadence’s power supply, or the power supply of its service providers, Cadence may be temporarily unable to continue operations at its facilities. Any such interruption in Cadence’s ability to continue operations at its facilities could damage its reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm Cadence’s business and results of operations. Cadence’s current insurance does not provide coverage for any damages Cadence incurs or its customers may suffer as a result of any interruption in Cadence’s power supply.

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

      On September 29, 2000, Cadence entered into two syndicated senior unsecured credit facilities that allowed Cadence to borrow up to $350 million, referred to as the 2000 Facilities. The 2000 Facilities replaced a prior $355 million revolving credit facility consisting of a $177.5 million two-year revolving credit facility, which was terminated on September 27, 2000, and a $177.5 million 364-day revolving credit facility, which was terminated immediately prior to consummation of the 2000 Facilities. One of the new 2000 Facilities is a $100 million three-year revolving credit facility, referred to as the Three-Year Facility. The other 2000 Facility was a $250 million 364-day revolving credit facility convertible into a two-year term loan, referred to as the 364-Day Facility. The Three-Year Facility terminates on September 29, 2003. The 364-Day Facility was extended and increased on September 28, 2001. On September 28, 2001, the 364-Day Facility was increased to $260 million and will terminate on September 27, 2002, at which time the 364-Day Facility may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the termination date of the 364-Day Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expenses associated with this borrowing will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants. At September 29, 2001, Cadence was in compliance with the covenants to the 2000 Facilities and there were no borrowings outstanding.

      The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than

12 months are considered long-term investments. As of September 29, 2001, all of Cadence’s investments have maturities of less than 12 months. The carrying value approximated fair value at September 29, 2001.

	Carrying	Average
	Value	Interest Rate

	(In millions)

Interest Bearing Instruments:

Cash – variable rate	$57.1	3.51%

Cash equivalents – variable rate	29.8	3.30%

Short-term investments – fixed rate	20.0	1.04%

Cash – fixed rate	12.2	1.67%

Total interest bearing instruments	$119.1	2.85%

  Interest Rate Swap Risk

      In October 1998, Cadence entered into a 4.8% fixed interest rate-swap in connection with its accounts receivable financing program to modify the interest rate characteristics of the receivables sold to a financing institution on a non-recourse basis. As of September 29, 2001, the notional amount payable was $2.2 million that will be amortized through October 2001. The estimated fair value at September 29, 2001 was negligible.

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

      The table below provides information as of September 29, 2001 about Cadence’s forward contracts. As of September 29, 2001, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to December 13, 2001.

	Notional	Weighted Average
	Amount	Contract Rate

	(In millions)

Forward Contracts:

Japanese yen	$41.4	120.9

Euro	38.8	0.89

British pound sterling	20.8	1.44

Swedish krona	8.6	10.43

Canadian dollars	3.9	1.56

Hong Kong dollars	1.7	7.80

Singapore dollars	1.1	1.74

	$116.3

Estimated fair value	$0.03

      While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows, and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence’s consolidated results of operations and financial position during the quarter ended September 29, 2001. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

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

      The table below provides information as of September 29, 2001 about Cadence’s outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through May 2002, and Cadence has the contractual ability to settle the options prior to their maturity.

	2001	2002	Estimated
	Maturity	Maturity	Fair Value

(Shares and contract amounts in millions)

Put Warrants:

Shares	1.7	2.9

Weighted average strike price	$26.20	$21.11

Contract amount	$44.5	$61.2	$33.5

Call Options:

Shares	1.3	2.2

Weighted average strike price	$26.45	$21.10

Contract amount	$33.1	$47.5	$4.3

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

      On September 7, 1999, the District Court ruled on the parties’ Motions for Summary Adjudication, and granted in part, and denied in part, each party’s motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence’s copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence’s trade secret claim based on Avant!’s use of Cadence’s DESIGN FRAMEWORK II source code is barred by the release. On May 15, 2001, the Ninth Circuit heard oral arguments by both parties on their appeals from the District Court’s order. On June 11, 2001, the Ninth Circuit certified a question of California law to the California Supreme Court. The trial date was vacated pending a decision on the appeal. On October 31, 2001, the California Supreme Court agreed to accept such certification.

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California. In this lawsuit, entitled Aptix Corporation and Meta Systems, Inc. v. Quickturn Design Systems, Civil Action No. C 98-00762, Aptix and Meta Systems alleged that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. Quickturn filed a counterclaim requesting the District Court to declare the Aptix patent invalid in view of the prior art and unenforceable based on inequitable conduct during the prosecution of the patent. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix denying Quickturn’s abuse of process counterclaim, and Quickturn filed an appeal brief on June 30, 2000. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement to Quickturn of the attorneys’ fees and costs it incurred in the litigation. Aptix has appealed the District’s Court’s judgment and, in the meantime, has agreed to post a $2 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs, but vacated the District Court’s judgment of unenforceability.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et. al. v. Lobo, et. al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn Design Systems, Inc. and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion shareholder action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application.

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

      In early 1999, Cadence entered into negotiations with Intelect Communications, Inc., and Intelect’s wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability, and discovery has concluded. In February 2001, Cadence filed a motion for partial summary judgment. The Court has taken the motion under submission but has not yet issued a ruling. A trial date has been scheduled for April 2002. Cadence believes that it has defenses to, and it disputes, the allegations made by Intelect and DNA, including the allegation that a purchase contract was entered into, and intends to defend the action vigorously.

      On July 21, 1999, Mentor filed suit against Quickturn, which action is pending in the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464. Mentor has alleged that Quickturn’s MERCURY™ and MERCURYPLUS™ hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a party defendant. Cadence has filed a counterclaim for declaratory judgment of invalidity of these patents.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030. The suit alleges patent infringement of a U.S. Patent allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn. Cadence intends to vigorously defend itself against these claims, and has filed a counterclaim for declaratory judgment of invalidity of not only U.S. Patent No. 5,754,827 but also of U.S. Patent Nos. 5,999,725 and 6,057,706, allegedly assigned to Mentor. Following a motion by Cadence, the former Quickturn employee was dismissed as a party to the action.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor and seeking unspecified damages and injunctive relief. Quickturn and Cadence believe the complaint filed by Mentor is without substance. Cadence and Quickturn are vigorously defending the claim, and have filed counterclaims for declaratory judgment of invalidity and non-infringement of these patents. On November 3, 2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn’s MERCURYPLUS emulation systems prior to trial of this action. The Court denied the motion for preliminary injunction on August 30, 2001. The parties have agreed to consolidate this action with Civil Action Nos. C99-5464 and C 00-01030, described above, for purposes of discovery and pre-trial motions. A trial date has been set for October 7, 2002.

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

      On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00 0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, as amended, and Rule 14d-10 thereunder. The lawsuit arises out of Cadence’s acquisition of OrCAD, which was completed in August 1999. Cadence’s Motion to Dismiss plaintiffs’ claims was denied. Discovery is continuing and trial is set for April 29, 2002. The defendants believe the complaint is without merit and intend to continue their vigorous defense of the allegations.

      On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence and other corporate defendants. Uniden seeks compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximate $1 million owed for services rendered. The parties agreed to dismiss voluntarily the actions pending in the State Court of Texas and to re-file in the State Court of California, County of Orange. Uniden refiled its Complaint on July 2, 2001 in Orange County, California. Cadence filed its answer and counterclaim on September 12, 2001.

      On December 28, 2000, a former design services customer, Scanz Communications, filed an action for various causes of action in the Los Angeles Superior Court of California against Cadence and Tality, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of $4,657,556.17 for design services rendered to Scanz. Following demurrers by Cadence that were sustained in part, Scanz’s remaining causes of action are for fraud, breach of contract, intentional interference with contract, negligent misrepresentation, and unfair business practices. Defendants timely filed their answer to Scanz’s Second Amended Complaint on October 10, 2001.

      On June 7, 2001 Cadence filed a cross-complaint against Scanz alleging breach of contract and unjust enrichment, and seeking declaratory relief. On July 12, 2001, Scanz filed an answer to Cadence’s cross-complaint denying all allegations. Cadence intends to vigorously defend the claims alleged by Scanz.

      Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence’s business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for such period.

Item 2.  Changes in Securities and Use of Proceeds

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.59	Executive Separation, Release and Consulting Agreement, dated as of August 31, 2001 between Cadence Design Systems, Inc., Tality Corporation and Robert P. Wiederhold.
10.60	First Amendment to Credit Agreement, dated September 28, 2001, among Cadence Design Systems, Inc., Bank One, N.A., Key Bank National Association, UBS AG and ABN AMRO Bank N.V.
10.61	Amended and Restated Credit Agreement, dated September 28, 2001, among Cadence Design Systems, Inc., Bank One, N.A., Key Bank National Association, UBS AG and ABN AMRO Bank N.V.

(b)  Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: November 12, 2001	By: /s/ H. RAYMOND BINGHAM H. Raymond Bingham President, Chief Executive Officer, and Director

DATE: November 12, 2001	By: /s/ WILLIAM PORTER William Porter Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit Title

10.59	Executive Separation, Release and Consulting Agreement, dated as of August 31, 2001 between Cadence Design Systems, Inc., Tality Corporation and Robert P. Wiederhold.
10.60	First Amendment to Credit Agreement, dated September 28, 2001, among Cadence Design Systems, Inc., Bank One, N.A., Key Bank National Association, UBS AG and ABN AMRO Bank N.V.
10.61	Amended and Restated Credit Agreement, dated September 28, 2001, among Cadence Design Systems, Inc., Bank One, N.A., Key Bank National Association, UBS AG and ABN AMRO Bank N.V.