Form 10-K
period 2001-12-29
CADENCE DESIGN SYSTEMS INC
filed 2002-03-12
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10606

CADENCE DESIGN SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0148231 (I.R.S. Employer Identification No.)

2655 Seely Avenue, Building 5, San Jose, California 95134

(Address of Principal Executive Offices, including Zip Code)

(408) 943-1234

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share (Title of Each Class)	New York Stock Exchange (Names of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Aggregate market value of the voting stock held on March 2, 2002 by non-affiliates of the registrant: $5,390,060,679

      Number of shares of common stock outstanding at March 2, 2002: 250,528,980

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the 2002 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.

2001 FORM 10-K ANNUAL REPORT

PART I.

Item 1. Business

      Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipate,” “estimates,” “expects,” “intends,” and words of similar import, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are predictions based upon Cadence’s current expectations about future events and speak only as of the date of this annual report. Actual results could vary materially from those expressed in these statements. Readers are referred to “Marketing and Sales,” “Research and Development,” “Competition,” “Proprietary Technology,” “Manufacturing and Distribution,” and “Factors That May Affect Future Results” sections contained in this Annual Report on Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Overview

      Cadence Design Systems, Inc. provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence® licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help accelerate and manage their product development processes. Cadence’s products and services are used by companies to design and develop complex integrated circuits, or ICs, and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics. These industries are experiencing a general economic slowdown. This slowdown led Cadence to record in 2001 worldwide restructuring and asset impairment charges totaling $61.6 million, inventory write downs of $18.9 million and acquired intangibles write-offs of $25.8 million.

      Cadence’s headquarters are located at 2655 Seely Avenue, San Jose, California 95134. Its telephone number at that location is (408) 943-1234 and its web-site can be accessed at www.cadence.com.

Factors Driving The Electronic Design Automation Industry

      During the last decade, the worldwide electronics industry has experienced expansion, driven largely by the communications, business productivity and consumer electronics markets. Ever-decreasing silicon manufacturing process geometries coupled with the move to 300mm wafer production is driving integrated circuit cost decreases, volume increases and increasingly higher complexity for providers of electronics devices. At the same time, the development of more comprehensive integrated circuits complicates effective integration of components into complete electronic systems. From a design perspective, today’s complex ICs are system-on-a-chip, or SoC, devices. These SoC devices, as described in more detail below, contain one or more processors, memory and application-specific logic. Designing these SoC devices requires the convergence of what have previously been distinct domains for embedded software, digital logic, analog circuitry and printed circuit board, or PCB, design. This design convergence is changing the way companies create designs for these devices. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA tools and services providers.

      The electronics industry is faced with increasing complexity of electronic devices. Design teams face major challenges in the migration to deep submicron design and SoC design.

      Deep submicron design refers to the design of integrated circuits that will have feature sizes smaller than 0.25 micron. IC feature sizes for wires, transistors and contacts decrease with each advance in the semiconductor manufacturing process. Each successive move to a smaller feature size (e.g., decreasing from 0.25 microns to 0.13 microns and smaller) requires introducing new capabilities throughout the entire design and manufacturing flow to account for new physical effects. For example, at 0.13 microns signal integrity issues such as crosstalk, IR (voltage) drop, and substrate noise have become critical.

      SoC design refers to implementing an entire electronics sub-system on a single integrated circuit. Smaller feature sizes make it more economical to put additional circuitry on a single die. The ICs fabricated on these dies include one or more processors (microprocessors and digital signal processors), a high-performance bus, numerous memory devices and peripherals, custom digital logic, custom analog logic and millions of lines of software code. Such devices offer benefits in terms of price, performance, power and size. However, they are extremely difficult to design.

      These trends pose significant new challenges for electronics design teams. Specifically, deep submicron design requires designers to take into account many physical effects they previously ignored. SoC design requires new approaches to managing complexity and its related risks. The electronics industry addresses these challenges in a number of ways, including the use of new EDA tools, the upgrade of design methodologies, and offering integrated front-to-back design solutions.

Cadence Electronic Design Automation Tools

      Cadence offers the most comprehensive set of EDA tools in its industry. Cadence tools improve designer productivity and design quality throughout the electronic design process.

System-level Design Tools

      Cadence system-level design tools help design teams optimize their designs and provide a smooth path to detailed hardware design. The Cadence Virtual Component Co-design, or VCC, solution lets designers capture and verify system behavior independent of hardware and software implementation. Designers can then map the behavior to a variety of architectural implementations and analyze the results of each. Using this rapid exploration tool, teams can optimize their overall system-level design including critical hardware/software partitioning. VCC is also an ideal environment for platform-based design. For those portions of the behavior that are algorithmic in nature, the Cadence Signal Processing Worksystem solution provides a specialized environment for capturing and analyzing floating-point and fixed-point algorithms. It also serves as a system-level testbench environment, especially for communications and multimedia applications.

Functional and System-level Verification Tools

      Design teams need a range of simulation and hardware-based acceleration tools to verify the functionality of their designs. Cadence offers a comprehensive set of simulators and emulators for behavioral, register-transfer-level and gate-level functional verification. Cadence’s digital simulators include the NC-Verilog® simulator for the Verilog® language, NC-VHDL for the VHDL® language and NC-Sim, which simultaneously supports both languages. These simulators provide designers with the simulation performance and capacity they need to verify the functionality of complex designs. The Cadence Verification Cockpit provides an environment for creating testbenches, analyzing results and debugging designs at a transaction level. Cadence also provides standards-based transaction verification models for use in this environment.

      For design teams that need to accelerate simulations and/or verify designs at the system-level, the Cadence Quickturn® division offers acceleration and emulation solutions. PalladiumTM and CoBALT Ultra Design Verification Systems are built with 0.12 micron, custom silicon technology and are used for both simulation acceleration and in-circuit emulation. MercuryTMPlus utilizes custom field programmable gate arrays, or FPGAs, and is used specifically for in-circuit emulation. Cadence also offers application-specific solutions that provide a complete verification environment for key applications such as 3G wireless communication, Packet over SONET networking, and other popular applications. The use of Quickturn solutions enables design teams to identify hardware and software problems that they would otherwise not find until the design is implemented in silicon.

Automated Digital IC Design Tools

      Cadence’s unified synthesis/place-and-route system, or SP&R, provides a complete implementation path from register-transfer level, or RTL, through final layout for the most advanced designs. The SP&R system consists of Physically Knowledgeable Synthesis, or PKS, physical synthesis for front-end logic design and Silicon Ensemble® PKS, or SE-PKS optimization-place-and-route for back-end physical design. PKS provides simultaneous logic synthesis, placement and global routing. Silicon Ensemble-PKS provides a complete place-and-route environment, including the ability to re-optimize a design’s logic to meet new physical constraints. These tools have common timing, optimization, placement and routing engines to ensure single-pass accuracy as the design progresses from RTL to final layout. The SP&R flow supports power optimization, test synthesis and datapath compilation capabilities for automated digital design. With the CadMOSTM suite of tools, Cadence now also offers an enhanced solution for signal integrity problems — such as crosstalk — that become more prevalent and critical at 0.13 micron and below designs. For leading-edge physical verification, Cadence offers the AssuraTM physical verification toolset created specifically for deep submicron designs.

      In December 2001, Cadence acquired Silicon Perspective Corporation, which produces the First Encounter® full-chip virtual prototyping solution. Design teams use the First Encounter solution to plan the physical implementation of large, hierarchical designs.

Custom and Analog Design Tools

      Cadence offers a comprehensive line of analog and mixed-signal design tools. Cadence Analog Design Environment is a front-to-back analog design automation solution for full-custom analog, digital mixed-signal and radio frequency, or RF, integrated circuit design. Within that environment, designers can use the Cadence Spectre® Circuit Simulator. RF designers can use the Cadence Spectre RF simulator on desktop workstations to perform full-chip, transistor-level circuit simulation of RF designs with 5,000+ devices.

      The Cadence Virtuoso® suite of custom IC layout tools provides a comprehensive set of layout capabilities including layout editing, placement, routing and physical verification for analog, custom digital mixed signal and RF ICs. Virtuoso Custom IC Layout includes correct-by-construction, connectivity-driven automation that dramatically boosts designer productivity over manual custom-layout techniques. Virtuoso Custom IC Layout is integrated with the Cadence Assura physical verification toolset, which offers automated, interactive physical and batch IC layout verification, extraction and layout enhancements for manufacturing. The Assura tool utilizes hierarchical processing techniques to significantly reduce verification cycle times and provide effective debugging capabilities.

      For years, analog/mixed-signal design teams have been seeking to move to a top-down approach. Cadence AMS Designer enables them to do so. It is a mixed-signal environment and analog/mixed-signal simulator, the latter of which is based on the Cadence NC-Sim and Spectre simulators.

Printed Circuit Board Design Tools

      Cadence offers a range of integrated PCB design solutions for both individual and team-based environments. For teams creating leading edge designs, Cadence provides a full front-to-back flow. Products include Allegro®, PCB layout, Concept® HDL schematic capture, PCB librarian expert, SPECCTRA® autorouter and SPECCTRAQuestTM for design and analysis of high-speed digital systems. Recent product introductions focus on the challenges of integrating high-speed ICs into a board system. A new constraint management system targets the problem of escalating electrical constraints by allowing engineers to capture, manage and validate high-speed design rules at all stages of the design cycle. Advances in signal integrity and power delivery technologies enable engineers to analyze the interconnect from silicon to package to board.

      For individual productivity in the Windows-based PCB design market, Cadence offers the OrCAD® product line of integrated tools. Products include OrCAD Capture® schematic entry, PSpice® analog and mixed signal simulator and OrCAD Layout®.

      For IC packaging design, the Cadence Advanced Package Designer and Advanced Package Engineer environments integrate electrical analysis and physical design through all phases of development, bridging the gaps between IC design, package design and package analysis.

Third-Party Tool and Partner Support

      Cadence supports the integration of third-party design tools through its Connections® Program. The Connections Program provides other EDA companies with access to Cadence products to ensure that Cadence tools work well in any design environment. To date, more than 130 companies have integrated their tools with Cadence software. Additionally, Cadence manages relationships with foundry and library provider partners to support customer-owned tooling, or COT, solutions for its customers. Cadence also assists and supports library providers in the integration of Cadence design and verification tools and model formats into COT library solutions.

Electronic Design Automation Services

      To complement its tools, Cadence provides a range of electronic design services that help optimize design team productivity. These include educational, support, design, verification, application service provider, or ASP, and methodology services. Cadence’s educational services include Internet, classroom and custom courses, the content of which ranges from how to use the most recent tool features to the latest design techniques. Support services include product maintenance and updates, and telephone and Internet-based technical support. Cadence also offers custom support services, which may include one or more of its standard support services plus account technical management, application and educational services and metrics reporting. Maintenance and support agreements are offered to customers either as part of Cadence product license agreement or under a separate maintenance agreement.

Design Services (Tality)

      In 2000, Cadence separated its electronics design services group into a new company named Tality Corporation. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s initial public offering, or IPO. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business operated as a subsidiary of Cadence. In April 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized during the second, third and fourth quarters of 2001, and is currently a wholly-owned subsidiary of Cadence.

      Tality’s engineering services and intellectual property are used for the design of complex electronic systems and integrated circuits. Tality focuses its offerings primarily on the communications market. Targeted segments of this market include wireline and wireless communications infrastructure and consumer communications products. The engineering services extend from product concept through manufacturing to help communications companies implement their product plans. Tality’s business has been adversely affected by the general slowdown in the economy and the electronics industry specifically. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Verification and ASP Services

      Cadence’s Quickturn division offers verification and ASP services through TtME® (Time-to-Market Engineering) services and the QuickCyclesTM programs. The TtME staff provides customers with consulting services, project services and/or complete turnkey services. QuickCyclesTM allows customers to access Quickturn verification systems on a pay-as-you-go basis, either on the customer site or remotely over a high-speed, secure network connection.

Methodology Services

      Cadence’s Methodology Services group offers a variety of services to help customers address electronic design challenges. It leverages Cadence’s cumulative experience and knowledge of design practices to improve productivity. Cadence has begun offering virtual computer aided design, known as VCAD, through which engineering teams at one or more Cadence locations provide technical support through a virtual private network to customer design groups located at the customers’ design sites.

Marketing and Sales

      Cadence generally uses a direct sales force consisting of sales people and applications engineers to license its products and market its consulting and design services to prospective customers. Applications engineers provide technical pre-sales as well as post-sales support for software products. The Cadence Methodology Services group provides on-site capabilities to help customers improve productivity with Cadence and other EDA products. Due to the complexity of EDA products and the electronic design process in general, the sales cycle is generally long (three to six months or more). During the sales cycle, the Cadence direct sales force generally provides technical presentations, product demonstrations and on-site customer evaluations of Cadence software. Cadence also uses traditional marketing approaches to promote its products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the Internet.

      Cadence markets and supports its products and services internationally through its subsidiaries and various distributors. Cadence markets its emulation hardware and consulting and design services in Japan through a wholly-owned subsidiary. Since the reorganization of Cadence’s distribution channel in Japan in 1997, Cadence has licensed its software products through Innotech Corporation, in which Cadence is an approximately 15% stockholder as of December 29, 2001.

Research and Development

      Cadence’s investment in research and development was $327.5 million in 2001, $292.4 million in 2000, and $244.9 million in 1999, prior to capitalizing software development costs of $30.2 million, $28.4 million, and $25.7 million, respectively. See “Notes to Consolidated Financial Statements” for a more complete description of Cadence’s capitalization of certain software development costs.

      The primary areas of Cadence’s research include SoC design, the design of silicon devices in the deep submicron range, high-speed board design, architectural-level design, high-performance logic verification technology and hardware/ software co-design.

      Cadence’s advanced research and development group, Cadence Laboratories, is focused on new technology. This group is chartered with identifying and developing prototype technologies in emerging design areas that will offer substantially improved alternatives to current EDA solutions.

Competition

      In the EDA products industry, Cadence currently competes with three large companies: Avant! Corporation, Mentor Graphics Corporation and Synopsys, Inc. In December 2001, Avant! and Synopsys announced their intention to merge, and if this merger is completed, the combined company could improve its competitive position with respect to Cadence. Cadence also competes with numerous smaller companies, a number of which have become publicly-traded companies or have combined with other EDA companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to internally develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronics design and methodology services industries.

      The EDA product market and the commercial electronic design and methodology services industries are highly competitive. If Cadence were unable to compete successfully in these industries, it could seriously harm Cadence’s business, operating results and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost-competitive EDA products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these benefits, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries.

Proprietary Technology

      Cadence’s success depends, in part, upon its proprietary technology. Cadence generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications, or future patents will be sufficiently broad to protect Cadence’s technology. Furthermore, the laws of foreign countries may not protect Cadence’s proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States. Many Cadence products include software or other intellectual property licensed from third parties. Cadence may have to seek new or renew existing licenses for such software and other intellectual property in the future. The Cadence design services business also requires it to license the software or other intellectual property of third parties, including that of competitors. Cadence’s failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence’s business, operating results and financial condition.

Manufacturing and Distribution

      Cadence software production operations consist of configuring the proper version of a product, outsourcing the recording of the product on magnetic tape or CD-ROM, and producing customer-unique access keys allowing customers to use licensed products. Software and documentation are generally made available to customers electronically by secured electronic delivery, and to selected customers by electronic distribution over the Internet. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format.

      Cadence performs final assembly and test of its hardware emulation products in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual printed circuit boards and custom integrated circuits, and supply them to Cadence for qualification and testing prior to their incorporation into the assembled product.

Employees

      As of March 2, 2002, Cadence employed approximately 5,600 persons, with approximately 2,975 in sales, services, marketing, support and manufacturing activities, 1,800 in product development and 825 in management, administration and finance. None of Cadence’s employees is represented by a labor union, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

Factors That May Affect Future Results

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones Cadence faces. Additional risks and uncertainties not currently known to Cadence or that Cadence currently deems immaterial also may impair Cadence’s business operations. If any of the following risks actually occurs, Cadence’s business, operating results and financial condition could be materially harmed. Unless specifically noted, references to Cadence in the discussion below are references to Cadence and its subsidiaries.

Cadence is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn or any future downturns may reduce Cadence revenue

      Purchases of Cadence’s products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. Certain integrated circuit manufacturers and electronics systems companies announced a slowdown of demand and production in 2001 which has continued in 2002. Services and hardware revenue is expected to continue to be adversely affected by the general slowdown in the economy and in the electronics industry specifically. The current slowdown and any future downturns may reduce Cadence’s software and maintenance revenue and further reduce its services and hardware revenue and harm its results of operations.

Fluctuations in quarterly results of operations could hurt Cadence’s business and the market price of its stock

      Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence’s quarterly operating results and some of them are not entirely within Cadence’s control, including the timing of significant orders and the mix of licenses used to sell products. See “Management Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.” Cadence’s quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5.0 million. The failure to close a contract for the sale of one or more orders of Cadence’s software products could seriously harm its quarterly operating results.

      Cadence’s quarterly operating results are affected by the mix of license types entered into in connection with the sale of software products. Cadence has three basic licensing models: term, subscription and perpetual. Term and perpetual licenses generally recognize the revenue for such licenses at the beginning of the license period, while subscription licenses recognize revenue ratably over the term of the license. In the fourth quarter of 2001, Cadence’s mix of software license types based on total contract value was approximately 50% term licenses, 40% subscription licenses and 10% perpetual licenses. Should different conditions prevail so that the mix of Cadence’s license types were to change to a higher proportion of subscription licenses, Cadence’s software license revenue in that period would decline because a greater portion of revenue would be recognized over time. That decline could have a material impact on the results of operations in the quarter of the change in mix.

      Sales of Cadence’s hardware products depend, in significant part, upon the decision of the prospective customer to commence a project for the design and development of complex integrated circuits and systems. These projects often require significant commitments of time and capital. Cadence’s hardware sales may be delayed if customers delay commencement of projects. Lengthy hardware sales cycles subject Cadence to a number of significant risks over which Cadence has little or no control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.

      In addition, Cadence bases its expense budgets partially on its expectations of future revenue. However, it is difficult to predict revenue levels or growth. Revenue levels that are below Cadence’s expectations could seriously hurt Cadence’s business, operating results and financial condition. Also, because of the timing of large orders and its customers’ buying patterns, Cadence may not learn of revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of Cadence common stock. Many of Cadence’s services engagements are terminable with little or no advance notice and without penalty. Since a significant portion of the costs of services is labor-related, Cadence may not be able to reduce its costs in a timely manner to respond to an unanticipated revenue loss when one or more projects are terminated.

      Cadence believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, stockholders should not view Cadence’s historical results of operations as reliable indicators of its future performance. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of Cadence common stock could decline dramatically.

The lengthy sales cycle of Cadence’s products and services makes the timing of its revenue difficult to predict and may cause its operating results to fluctuate unexpectedly

      Cadence has a lengthy sales cycle that generally extends at least three to six months. The length of the sales cycle may cause Cadence’s revenue and operating results to vary unexpectedly from quarter to quarter. The complexity and expense associated with Cadence’s business generally requires a lengthy customer education and approval process. Consequently, Cadence may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent Cadence from pursuing other opportunities.

      In addition, sales of Cadence products and services may be delayed if customers delay approval or commencement of projects because of:

•	Customers’ budgetary constraints and internal acceptance review procedures;
•	The timing of customers’ budget cycles; or
•	The timing of customers’ competitive evaluation processes.

      If customers experience delays in their approval or project commencement activities, Cadence may not learn of, and therefore be able to communicate to the public, revenue or earnings shortfalls until late in a fiscal quarter.

Cadence’s failure to respond quickly to technological developments could make its products uncompetitive and obsolete

      The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic IC design industry is experiencing several revolutionary trends:

•	Migration to Deep SubMicron: The size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 0.25 microns to 0.13 microns and smaller. This is commonly referred to in the semiconductor industry as the migration to deep submicron. It represents a major challenge for all levels of the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns) is challenging fundamental laws of physics and chemistry.
•	The ability to design very large ICs, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as “SoC”), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

      If Cadence is unable to respond quickly and successfully to these developments and the evolution of these changes, Cadence may lose its competitive position and its products or technologies may become uncompetitive or obsolete. To compete successfully, Cadence must develop or acquire new products and improve its existing products and processes on a schedule that keeps pace with technological developments in its industries. Cadence must also be able to support a range of changing computer software, hardware platforms and customer preferences. There is no guarantee that Cadence will be successful in this respect.

Cadence has historically suffered losses in its electronics design services business

      The market for electronics design services is relatively new, rapidly evolving and sensitive to customer budgetary constraints and engineering capacity. Tality has historically suffered losses, and it incurred significant expenses in connection with its separation. If Tality fails to increase its revenue to offset its expenses, Tality will continue to experience losses. Tality’s failure to succeed in the design services business may seriously harm Cadence’s business, operating results and financial condition.

The success of Cadence’s services businesses depend on factors that are difficult to control

      In order to be successful with its services, Cadence must overcome several factors that are difficult to control, including the following:

•	Cadence’s cost of services personnel is high and reduces gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence’s cost of providing those services. Cadence must pay high salaries to attract and retain professional services personnel. This results in a lower gross margin than the gross margin in Cadence’s software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin, and it is difficult to adjust staffing levels quickly to reflect customer demand for services.
•	A substantial portion of these services contracts is fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence’s cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence’s business, operating results and financial condition.

Cadence’s inability to compete in its industries could seriously harm its business

      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If Cadence were unable to compete successfully in these industries, it could seriously harm Cadence’s business, operating results and financial condition. To compete in these industries, Cadence must identify and develop innovative and cost competitive EDA software products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors that could affect Cadence’s ability to succeed include:

•	The development of competitive EDA products and design and methodology services could result in a shift of customer preferences away from Cadence’s products and services and significantly decrease revenue;
•	The electronics design and methodology services industries are relatively new and electronics design companies and manufacturers are only beginning to purchase these services from outside vendors;
•	Due to budgeting constraints or excess engineering capacity, electronics manufacturers often choose to perform design and methodology services internally, rather than purchase these services from outside vendors;
•	The pace of technology change demands continuous technological development to meet the requirements of next-generation design challenges; and
•	There are a significant number of current and potential competitors in the EDA industry and the cost of entry is low.

      In the EDA products industry, Cadence currently competes with three large companies: Avant! Corporation, Mentor Graphics Corporation, and Synopsys, Inc. In December 2001, Synopsys and Avant! announced their intention to merge, and if this merger is completed, the combined company could improve its competitive position with respect to Cadence. Cadence also competes with numerous smaller companies, a number of which have become publicly-traded companies or have combined with other EDA companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

Cadence’s failure to obtain software or other intellectual property licenses or adequately protect its proprietary rights could seriously harm its business

      Cadence’s success depends, in part, upon its proprietary technology. Many of Cadence’s products include software or other intellectual property licensed from third parties, and Cadence may have to seek new or renew existing licenses for software and other intellectual property in the future. Cadence’s design services business also requires it to license software or other intellectual property of third parties, including that of competitors. Cadence’s failure to obtain for its use software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence’s business, operating results and financial condition.

      Also, Cadence generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate, or circumvent these safeguards. Cadence also cannot assure you that the rights granted under its patents will provide it with any competitive advantages, patents will be issued on any of its pending applications, or future patents will be sufficiently broad to protect Cadence’s technology. Furthermore, the laws of foreign countries may not protect Cadence’s proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States.

      Cadence cannot assure you that its reliance on licenses from or to or restrictive agreements with third parties, or that patent, copyright, trademark and trade secret protections, will be enough to be successful and profitable in the industries in which Cadence competes.

Intellectual property infringement by or against Cadence could seriously harm its business

      There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm Cadence’s business, operating results and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence’s business, operating results and financial condition. Any potential intellectual property litigation could force Cadence to do one or more of the following:

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

If Cadence were forced to take any of these actions, Cadence’s business and results of operations may be harmed.

Cadence obtains key components for its hardware products from a limited number of suppliers

      Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence’s inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on IBM for the hardware components for Cadence’s CoBALTTM, MercuryTMPLUS and PalladiumTM products. Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence’s results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence’s ability to deliver products would result.

Cadence expects to acquire other companies and may not successfully integrate them or the companies it has recently acquired

      Cadence has acquired numerous other businesses before and is likely to acquire other businesses in the future. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders, or that Cadence’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence’s business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery after the acquisition has been completed of liabilities assumed from the acquired business;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key personnel of the acquired business;
•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Adverse effects on existing relationships with suppliers and customers; and
•	Failure to understand and compete effectively in markets in which Cadence has limited previous experience.

Cadence’s international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

      Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 45% for fiscal 2001 and 44% for fiscal 2000. Cadence also transacts business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain parts of the Asia-Pacific region have had, and may continue to have, a seriously harmful effect on Cadence’s revenue and operating results.

      Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which Cadence conducts business could seriously harm its business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, it will take more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. dollars, an increase in the exchange rate will result in an increase in the price for Cadence’s products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence’s prices being uncompetitive in markets where business is transacted in the local currency. Cadence’s international operations may also be subject to other risks, including:

•	The adoption and expansion of government trade restrictions;
•	Volatile foreign exchange rates and currency conversion risks;
•	Limitations on repatriation of earnings;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer receivables collection periods and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Business interruptions from terrorism, military operations and war;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	U.S. government licensing requirements for exports which make licenses difficult to obtain.

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

Failure to obtain export licenses could harm Cadence’s business

      Cadence must comply with U.S. Department of Commerce regulations in shipping its software products and other technologies outside the United States. Although Cadence has not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm Cadence’s business, operating results and financial condition.

Cadence’s failure to attract, train, motivate and retain key employees may harm its business

      Competition for highly skilled employees is very intense. Cadence’s business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical and services personnel. The high cost of training new personnel, not fully utilizing these personnel, or losing trained personnel to competing employers could reduce Cadence’s gross margins and harm its business and operating results. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where Cadence’s principal offices are located, and the other locations where it maintains facilities. To attract and retain individuals with the requisite expertise, Cadence may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Cadence may also be required to pay significant base salaries and cash bonuses, which could harm its operating results. If Cadence does not succeed in hiring and retaining candidates with appropriate qualifications, it will not be able to grow its business and its operating results will suffer. Cadence’s failure to attract, train, motivate and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence’s business, operating results and financial condition.

If Cadence becomes subject to unfair hiring claims, Cadence could be prevented from hiring needed personnel, incur liability for damages and incur substantial costs in defending itself

      Companies in Cadence’s industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent Cadence from hiring personnel or cause it to incur liability for damages. Cadence could also incur substantial costs in defending itself or its employees against these claims, regardless of their merits. Defending itself from these claims could also divert the attention of Cadence’s management away from its operations.

Errors or defects in Cadence’s products and services could expose it to liability and harm its reputation

      Cadence’s customers use its products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which Cadence works, some of its products and designs can be adequately tested only when put to full use in the marketplace. As a result, its customers or their end users may discover errors or defects in Cadence’s software or the systems Cadence designs, or the products or systems incorporating its design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of or delay in revenue and loss of market share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolving the problem;
•	Increased service costs; and
•	Liability for damages.

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

Item 2. Properties

      Cadence’s headquarters are located in San Jose, California, and Cadence owns the related land and buildings. Additionally, Cadence owns buildings in India and land and buildings in Scotland. The total square footage of Cadence’s owned buildings is approximately 984,000 square feet.

      Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and its research and development and design services facilities in the United States and in foreign countries including the United Kingdom and India. Cadence subleases certain of these facilities where space is not fully utilized or has been involved in restructuring activities.

      Cadence believes that these facilities and the undeveloped land it owns adjacent to its current headquarters are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of Cadence’s operations.

Item 3. Legal Proceedings

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters.

      Cadence filed a complaint in the U.S. District Court for the Northern District of California on December 6, 1995 against Avant! Corporation and certain of its employees or agents for misappropriation of trade secrets, copyright infringement, conspiracy and other illegal acts involving intellectual property.

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

      In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring Avant! from any further infringement of Cadence’s copyrights in Design Framework II® software, or selling, licensing or copying such product derived from Design Framework II, including, but not limited to, Avant!’s ArcCell products. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10.0 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the preliminary injunction.

      On July 25, 2001, Avant! was ordered to pay Cadence $194.6 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received. This amount was recorded in restructuring, asset impairment and unusual items in Cadence’s Consolidated Statements of Operations.

      On September 7, 1999, the District Court ruled on the parties’ Motions for Summary Adjudication, and granted in part, and denied in part, each party’s motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence’s copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence’s trade secret claim based on Avant!’s use, prior to June 1994, of Cadence’s Design Framework II source code is barred by the release. On May 15, 2001, the Ninth Circuit heard oral arguments by both parties on their appeals from the District Court’s order. On June 11, 2001, the Ninth Circuit certified a question of California law to the California Supreme Court and stayed the case. On October 31, 2001, the California Supreme Court agreed to accept such certification.

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District’s Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fee for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application. Mentor has indicated that it will appeal this order.

      On July 21, 1999, Mentor filed suit against Quickturn, which action is pending in the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464. Mentor has alleged that Quickturn’s MercuryTM and MercuryTMPlus hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a defendant. Quickturn and Cadence are vigorously defending themselves against Mentor’s claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,574,832 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn. Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 5,754,827, 5,999,725 and 6,057,706 allegedly assigned to Mentor.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of non-infringement of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464 and C 00-01030, described above, for purposes of discovery and pre-trial motions. A trial date has been set for October 7, 2002. Meanwhile, on November 3,

2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn’s MercuryPlus emulation systems prior to trial of this action. The Court denied the motion for preliminary injunction on August 30, 2001, stating that Quickturn and Cadence had raised substantial questions regarding the validity of U.S. Patent No. 5,574,388. However, the Court also stated that Mentor had demonstrated likelihood of success in proving that Quickturn’s MercuryPlus emulation systems infringe Claims 1 and 5 of the patent. Mentor subsequently filed a motion for summary judgment that Quickturn’s MercuryPlusTM emulation system infringes Claims 1 and 5 of U.S. Patent No. 5,574,388. Mentor’s summary judgment motion will be heard on March 22, 2002. Quickturn and Cadence believe the Court will ultimately conclude that no such infringement exists.

      On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor’s proposed design verification approach (in which IC designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn’s patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. In January 2001, Quickturn and Cadence filed a Motion to Dismiss the action, based on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn’s motion to dismiss. Cadence and Quickturn believe that Mentor’s complaint is without merit.

      On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Spett v. Cadence Design Systems, et al., civil action no. C 99-2082. The action was brought on behalf of a class of stockholders who purchased Cadence common stock between November 4, 1998 and April 20, 1999, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 18, 2000, the District Court granted Cadence’s Motion to Dismiss Plaintiffs’ Claims with leave to amend. Plantiffs did not amend their complaint, and on November 29, 2001 an order was filed dismissing the claims with prejudice and granting judgment in favor of Cadence and the individual defendants.

      On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00-0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, and Rule 14d-10 thereunder. The lawsuit arose out of Cadence’s acquisition of OrCAD, which was completed in August 1999. The parties have settled the matter for the payment of $1.25 million by Cadence. The settlement is subject to court approval.

      In early 1999, Cadence entered into negotiations with Intelect Communications, Inc. (since renamed TeraForce Technology Corporation), and Intelect’s wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability. In January 2002, the court denied Cadence’s Motion for Partial Summary Judgment and set a trial for March 2002.

      On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence and other corporate defendants, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1.0 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximately $1.0 million owed for services rendered. The parties agreed to dismiss voluntarily the actions pending in the State Court of Texas and to re-file in the State Court of California, County of Orange. Uniden refiled its complaint on July 2, 2001 in Orange County, California. Cadence filed its answer and counterclaim on September 12, 2001.

      On December 28, 2000, a former design services customer, Scanz Communications, Inc. and Scanz Communications, LLC (“Scanz”) filed an action for various causes of action in the Los Angeles Superior Court of California against Cadence and Tality Corporation and Tality, LP, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of $4,657,556.17 for design services rendered to Scanz. Scanz filed a first amended complaint on April 2, 2001. Following demurrers by Cadence that were sustained in part, Scanz filed a second amended complaint on July 10, 2001 to which Cadence and Tality filed their answer on October 10, 2001. Scanz’s remaining causes of action are fraud, breach of contract, intentional interference with contract, unfair business practices and negligent misrepresentation, for which Scanz seeks damages in the “tens of millions of dollars”.

      On June 7, 2001, Cadence, Tality Corporation and Tality, LP filed a cross-complaint against Scanz alleging breach of contract and unjust enrichment, and seeking declaratory relief. On July 12, 2001, Scanz filed an answer to Cadence’s cross-complaint denying all allegations. Trial in this matter is scheduled for September 23, 2002. Cadence intends to vigorously defend the claims alleged by Scanz.

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

Item 4. Submission of Matters to a Vote Of Security Holders

      None

Executive Officers Of Cadence

      The executive officers of Cadence are as follows:

Name	Age	Positions and Offices

H. Raymond Bingham	56	President, Chief Executive Officer, and Director
Kevin Bushby	46	Executive Vice President, Worldwide Field Operations
R.L. Smith McKeithen	58	Senior Vice President, General Counsel, and Secretary
William Porter	47	Senior Vice President and Chief Financial Officer

      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

      H. RAYMOND BINGHAM has served as President and Chief Executive Officer of Cadence since April 1999. Mr. Bingham has been a director on the Cadence Board of Directors since November 1997. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels for eight years. Mr. Bingham is a director of Legato Systems, Inc., Onyx Software Corporation and KLA-Tencor Corporation.

      KEVIN BUSHBY joined Cadence in 1995 as Vice President and General Manager, European Operations and became Executive Vice President, Worldwide Field Operations in 2001. From 1990 to 1995 Mr. Bushby held several positions with Unisys Corporation, most recently as Vice President Sales and Marketing, Client Server Systems Division. Prior to 1990, Mr. Bushby held positions in Convergent Technologies and Hewlett Packard.

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

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      Cadence common stock is traded on the New York Stock Exchange under the symbol CDN. Cadence has never declared or paid any cash dividends on its common stock in the past, and does not plan to pay cash dividends in the foreseeable future. As of March 4, 2002, Cadence had approximately 1,444 registered stockholders and estimates that it had approximately 32,161 beneficial owners of its common stock.

      The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended December 29, 2001:

	High	Low

2001:

First Quarter	$32.31	$18.22
Second Quarter	$24.07	$16.69
Third Quarter	$23.48	$15.48
Fourth Quarter	$24.65	$16.12
2000:

First Quarter	$24.00	$18.13
Second Quarter	$20.81	$13.50
Third Quarter	$27.13	$19.50
Fourth Quarter	$28.69	$21.25

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Historical results are not necessarily indicative of future results.

	Five fiscal years ended December 29, 2001

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Revenue	$1,430,440	$1,279,550	$1,093,303	$1,320,180	$1,036,773
Net income (loss)	$141,287	$49,977	$(14,075)	$25,124	$165,122
Net income (loss) per share — assuming dilution	$0.55	$0.19	$(0.06)	$0.10	$0.68
Total assets	$1,730,030	$1,477,321	$1,459,659	$1,481,916	$1,153,247
Long-term obligations	$1,476	$3,298	$25,024	$136,380	$1,599
Stockholders’ equity	$1,121,347	$909,465	$986,149	$947,830	$821,363

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the five-year summary of selected financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Cadence’s actual results could differ materially from those discussed herein. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources”.

Overview

          General

      Cadence provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence licenses its leading-edge EDA software and hardware technology and provides a range of services to its customers throughout the world to help them optimize their product development processes. Cadence’s products and services are used by companies to design and develop complex integrated circuits and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics

      In late 2000, both the U.S. economy in general and the electronics industry in particular began to experience a slowdown, the severity of which increased during 2001. This economic slowdown adversely affected the electronics industry, and in particular, negatively affected Cadence sales of design services through Tality and sales of hardware emulation products. The electronics industry slowdown, especially in the semiconductor industry, could potentially reduce Cadence’s revenue and harm its results of operations throughout 2002.

          Acquisitions

      Cadence has acquired numerous businesses and is likely to do so in the future. These acquisitions are described in more detail in “In-Process Technology” and in the notes to Cadence’s Consolidated Financial Statements.

      In December 2001, Cadence acquired Silicon Perspective®Corporation, or SPC, a privately-held design technology firm, for approximately 6.8 million shares of Cadence common stock, valued at $132.5 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price could increase if certain predetermined performance goals are achieved in fiscal 2002 and 2003.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock, valued at $92.7 million. The acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. The purchase price will increase up to an additional 488,970 shares if certain predetermined performance goals are achieved over the three years following the acquisition.

          Tality Separation

      On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s IPO. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. As a result of the separation in the third quarter of 2000, Cadence recorded deferred stock compensation resulting from Tality option grants and sales of Tality restricted stock. On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence wrote off $2.8 million of IPO-related expenses in the first quarter of 2001. In addition to the $2.8 million, Cadence also expensed $2.0 million of Tality separation costs in 2001, related primarily to information systems separation, legal and consulting fees. On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during the second, third and fourth quarters of 2001, and is currently a wholly-owned subsidiary of Cadence. See “Unusual Items — Tality IPO-Related Expense and Separation Costs.”

          Restructurings and Assets Impairments

      In 2001, Cadence announced a worldwide restructuring plan targeted at reducing workforce and consolidating facilities and assets. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the electronics industry, particularly in the United States. The restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary, dedicating Cadence’s resources to growth areas, and focusing on profit contribution. Cadence recorded $61.6 million of restructuring charges associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $20.8 million for reduction in personnel, $22.7 million to downsize and close excess facilities and $16.6 million of asset impairment charges related to certain long-lived assets. Management estimates that the restructuring will result in annualized cost reductions of approximately $70.4 million in employee salary and benefit costs and $47.6 million in facility costs.

      The restructuring plan resulted in a reduction of 705 employees, which were predominately Tality employees. While employee reductions are across all business functions, operating units and geographic regions, Cadence’s wireless communications-related areas within Tality were affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence has been reduced.

      In February 2002, Cadence announced a further restructuring of its Tality business to increase its focus on communications IC design and intellectual property used in wireline communications equipment and to no longer provides board-level, mechanical and packaging services for data and telecommunications equipment. As a result, Tality will reduce its headcount by approximately 200 people. The reductions will result in the closure of its Ottawa, Canada; Lowell, Massachusetts; and Noida, India design centers. A restructuring charge of approximately $25.0 million will be taken in the first quarter of 2002 for severance, facility closure and related asset impairments.

          Avant! Restitution Award

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $194.6 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received. This amount is recorded in restructuring, asset impairment and unusual items in Cadence’s Consolidated Statements of Operations.

Critical Accounting Policies

Cadence’s critical accounting policies are as follows:

•	revenue recognition for its various business units;
•	estimating valuation allowances and accrued liabilities;
•	accounting for income taxes; and
•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition.

      Cadence derives revenue from three sources: (i) product revenue, which includes software licensing and hardware sales, (ii) maintenance revenue from software and hardware and (iii) services revenue. As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of Cadence’s revenue for any period if different conditions were to prevail, such as a different mix of license types or a different payment history, each as described below.

      Cadence applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and sales of hardware where the software is not incidental.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Vendor specific objective evidence of fair value is defined as the value of each element of an arrangement if sold separately and is established when a software vendor demonstrates a history of having sold the element separately and of collecting on that element from a representative sample of arrangements on a consistent basis. If vendor-specific objective evidence of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

      Cadence sells software using three license types. These license types are:

•	Term licenses — software licensed for a specific time period, generally two to three years, with no rights to return or exchange the licensed software;
•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified future technology; and
•	Perpetual licenses — software licensed on a perpetual basis with no right to return or exchange the licensed software.

      For term and subscription licenses, Cadence uses a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales and maintenance renewals, Cadence uses a purchase order as evidence of an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. For services, Cadence uses a signed statement of work to evidence an arrangement.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Cadence assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. Cadence uses installment contracts for term and subscription licenses for which it has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and are generally collected quarterly. If different conditions were to prevail and Cadence no longer had a history of collecting without providing concessions on term licenses, then revenue from term licenses would be required to be recognized ratably over the term of the licenses. This change would have a material impact on Cadence’s reported results. For example, approximately 50% of Cadence’s software license revenues were derived from term licenses in 2001.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current credit-worthiness. If Cadence determines that collection of a fee is not reasonably assured, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

      Provided all the related conditions discussed above are met, Cadence recognizes revenue for each software license type as follows:

•	Term licenses and Perpetual licenses — revenue associated with licensed software is recognized upon the effective date of the license; and
•	Subscription licenses — revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license.

      Maintenance revenue consists of fees for providing technical support and software updates. Cadence recognizes all maintenance revenue ratably over the contract term regardless of the software license agreement type. For term and perpetual licenses, customers renew maintenance agreements annually.

      Services revenue consists primarily of revenue received for performing methodology and design services. Fixed-price methodology and design service contracts are accounted for using contract accounting, which is generally the percentage-of-completion method rather than the completed-contract method, and time and materials contracts are accounted for on a monthly basis as work is performed. In addition, for small fixed-price-projects, such as training classes and small, standard methodology service engagements of approximately $10,000 in size or less, revenue is recognized when the work is completed. Cadence has a history of accurately estimating project status and the cost to complete projects. If different conditions were to prevail where accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. This change would have a material impact on Cadence’s reported results

     Estimating valuation allowances and accrued liabilities.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      Management specifically analyzes accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, changes in customer demand and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

      Cadence has effected restructurings of its business units in the past and has established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that it has vacated. These reserves are based upon management’s estimate of the landlord’s willingness to negotiate a termination fee, the time require to sublet the properties and the amount of sublet income that might be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial increase to restructuring expense should different conditions prevail than were anticipated in original management estimates.

      Cadence assesses the need for reserves on inventory based on forward projections of sales of hardware products that are updated monthly. As a result of these projections, all inventory value in excess of 12 months’ sales projections (except for inventory expected to be used in ongoing service and maintenance of the installed base of customer owned systems) is reserved. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Accounting for income taxes.

      In preparing its consolidated financial statements, Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for provision or increases this allowance in a period, Cadence includes an expense within the tax provision in its Consolidated Statement of Operations.

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Cadence recorded a valuation allowance for 2001 due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which Cadence operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Cadence adjust these estimates in future periods, Cadence may need to establish an additional valuation allowance, which could materially impact financial position and results of operations.

Valuation of intangible assets and goodwill.

      Cadence periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of.”

      For assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

      It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, Cadence will cease to amortize approximately $311.0 million of goodwill. In lieu of amortization, Cadence is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. Cadence expects to complete its initial review during the first quarter of 2002, but does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Results of Operations

Revenue

				% Change

	2001	2000	1999	01/00	00/99

	(In millions)
Product	$830.5	$627.4	$505.4	32%	24%
Services	263.3	336.0	294.9	(22)%	14%
Maintenance	336.6	316.2	293.0	6%	8%

Total revenue	$1,430.4	$1,279.6	$1,093.3	12%	17%

Sources of Revenue as a Percent of Total Revenue

	2001	2000	1999

Product	58%	49%	46%
Services	18%	26%	27%
Maintenance	24%	25%	27%

      Product revenue increased $203.1 million in 2001 compared to 2000, primarily due to an overall increase in price and volume of license renewal with major customers, and to a lesser extent an increase in new sales of Cadence’s software products to new customers. The increase in sales volume was primarily due to an increase in sales volume of Cadence’s integrated circuit implementation products, which include synthesis place and route physical design and physical verification products. The increases were partially offset by a decrease in Quickturn product sales. Management expects Quickturn’s revenue to continue to decline due to the slowdown in the economy and the electronics industry in particular. Cadence’s software licenses revenue recognized on a ratable basis comprised 32%, 19% and 11% of software revenue for the years ended 2001, 2000 and 1999, respectively.

      Product revenue increased $122.0 million in 2000 compared to 1999, primarily due to an overall increase in price and volume of license renewals with major customers. The increases in sales volume of products was primarily attributable to increased sales of: intellectual property-creation products, which include mixed signal and simulation products; integrated circuit implementation products, which include place and route, physical design and physical verification products; and printed circuit board-related products.

      Services revenue decreased $72.6 million in 2001 compared to 2000, primarily due to a reduction in customers’ spending budgets for external services resulting in a decrease in engagements. The decrease was the result of the economic slowdown experienced in the telecommunications, consumer products and a decline in use of outside services by Cadence’s customers. Cadence believes that the slowdown will continue throughout 2002. Tality’s revenue declined $49.9 million in 2001 compared to 2000, primarily due to fewer active engagements and fewer services hours billed. Tality’s revenue is expected to continue to be affected by the slowdown in the economy generally and electronics industry specifically, and reductions of its workforce in connection with its restructurings. Methodology Services revenue declined $22.2 million in 2001 compared to 2000, primarily due to a general weakness in customer demand for short-term consulting services.

      Services revenue increased $41.1 million in 2000 compared to 1999, primarily due to an increase in Tality revenue of $69.5 million, partially offset by a decrease of $28.4 million in methodology services revenue. Tality’s revenue increase was primarily due to increases in the total size of active client engagements and total client service hours billed. The decrease in methodology services engagements was primarily due to lower staffing levels, which were insufficient to service additional projects.

      Maintenance revenue increased $20.4 million in 2001 compared to 2000, primarily due to the growth of Cadence’s installed customer base and the renewal of maintenance and support contracts. Maintenance revenue increased $23.2 million in 2000 compared to 1999, primarily due to the growth of the installed customer base.

Revenue by Geography

				% Change

	2001	2000	1999	01/00	00/99

	(In millions)
Domestic	$785.4	$720.8	$526.8	9%	37%
International	645.0	558.8	566.5	15%	(1)%

Total revenue	$1,430.4	$1,279.6	$1,093.3	12%	17%

Revenue by Geography as a Percent of Total Revenue

	2001	2000	1999

Domestic	55%	56%	48%
International	45%	44%	52%

      International revenue increased $86.2 million in 2001 compared to 2000, primarily due to increases in product revenue worldwide and maintenance revenue in Europe and Asia, partially offset by a decrease in services revenue worldwide.

      International revenue decreased $7.7 million in 2000 compared to 1999, primarily due to decreases in product revenue in Japan and services revenue in Europe and Japan, partially offset by an increase in product and maintenance revenue in Europe.

      Differences in the rate of revenue growth over the periods presented and as compared geographically are primarily due to fluctuations in sales volume of integrated circuit implementation and intellectual property creation products and of Cadence’s design and methodology services offerings based upon contractual renewal cycles in Europe and a general economic decline in Japan.

      Foreign currency exchange rates negatively affected revenue by $19.9 million in 2001, primarily due to the weakening of the Japanese yen. Foreign currency exchange rates negatively affected revenue by $3.8 million in 2000, primarily due to the weakening of the British pound and German mark in relation to the U.S. dollar, partially offset by the strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue by geographic areas can be found under “Segment Reporting” in the Notes to Consolidated Financial Statements.

Cost of Revenue

				% Change

	2001	2000	1999	01/00	00/99

	(In millions)
Product	$98.2	$89.9	$79.5	9%	13%
Services	$191.4	$215.6	$191.8	(11)%	12%
Maintenance	$65.3	$63.3	$53.6	3%	18%

Cost of Revenue as a Percent of Related Revenue

	2001	2000	1999

Product	12%	14%	16%
Services	73%	64%	65%
Maintenance	19%	20%	18%

      Cost of product revenue includes costs of employee salary and benefit costs, packaging and documentation, royalties and amortization of capitalized development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor and overhead.

      Cost of product revenue increased $8.2 million in 2001 compared to 2000. The increase was primarily due to increases in inventory write-offs, partially offset by decreases in manufacturing expenses associated with the decrease in sales of emulation system products. In the year ended December 29, 2001, Cadence recorded an $18.9 million reserve against inventory in cost of product revenue. Of the $18.9 million, $15.2 million of the reserve was related to excess inventory from decreased sales forecasts and $3.7 million related to two product lines that were discontinued as part of Cadence’s restructuring. The excess inventory charge of $15.2 million was due to a sudden and significant decrease in forecasted revenue for emulation products and was calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on Cadence’s current 12-month demand forecast, Cadence does not anticipate that the excess inventory subject to these reserves will be used at a later date. Cost of product revenue increased $10.4 million in 2000 compared to 1999. The increase was primarily due to increases in manufacturing expenses associated with emulation system products and amortization of capitalized software development costs.

      Because the majority of Cadence’s cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in 2001 compared to 2000, primarily due to an increase in volume of license renewals with major customer.

      Cost of services revenue includes costs associated with providing services to customers, primarily employee salary and benefits, costs to recruit, develop and retain personnel and to maintain the infrastructure necessary to manage a services organization as well as provisions for lost contracts, if any. Cost of services revenue decreased $24.3 million in 2001 compared to 2000, primarily due to decreases in employee salary and benefit costs resulting from Cadence’s reduction of services professionals in connection with its restructuring initiated in 2001. Cost of services revenue increased $23.8 million in 2000 compared to 1999, primarily due to an increase in the number of design engineers in Tality.

      Services gross margin decreased in 2001 compared to 2000, primarily due to the slowdown in the economy generally and in the electronics systems industry in particular resulting in revenues declining faster than costs. Services gross margins remained relatively flat in 2000 as compared to 1999. Services gross margin has been, and may continue to be reduced by, Cadence’s inability to fully utilize its services resources.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging and documentation of maintenance updates. Cost of maintenance increased $2.0 million in 2001 compared to 2000, primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount. Cost of maintenance revenue increased $9.7 million in 2000 compared to 1999, primarily due to costs associated with the OrCAD acquisition and increases in employee salary and benefit costs and costs to invest in customer service. The OrCAD acquisition was completed in the third quarter of 1999, and therefore, there were no similar costs in the first seven months of 1999.

Operating Expenses

				% Change

	2001	2000	1999	01/00	00/99

	(In millions)
Marketing and sales	$393.6	$390.1	$354.2	1%	10%
Research and development	$297.3	$263.9	$219.2	13%	20%
General and administrative	$114.6	$94.5	$86.7	21%	9%

Operating Expenses as a Percent of Total Revenue

	2001	2000	1999

Marketing and sales	28%	30%	32%
Research and development	21%	21%	20%
General and administrative	8%	7%	8%

Marketing and Sales

      Marketing and sales expenses increased $3.5 million in 2001 compared to 2000, primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcounts, partially offset by a decrease in commissions expense from volume and rate changes. Marketing and sales expenses increased $35.9 million in 2000 compared to 1999, primarily due to an increase in employee salary and benefit costs, the inclusion of OrCAD-related expenses for the full year of fiscal 2000, and marketing program costs, partially offset by lower consulting costs.

Research and Development

      Research and development expense, prior to the reduction for capitalization of software development costs was $327.5 million for 2001, $292.4 million for 2000 and $244.9 million for 1999, representing 23% of total revenue for 2001 and 2000 and 22% for 1999. Cadence capitalized software development costs of approximately $30.2 million for 2001, $28.4 million for 2000, and $25.7 million for 1999, which represented approximately 9% of total research and development expenditures for 2001 and 10% of research and development expenditures for 2000 and 1999. The increase in capitalized software development costs in each of these three years resulted primarily from increases in new product development projects that have reached technological feasibility. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

      The increase in net research and development expenses of $33.4 million for 2001 compared to 2000, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount. The increase in net research and development expenses of $44.7 million for 2000, compared to 1999, was primarily attributable to higher employee salary and benefit costs and the inclusion of OrCAD- related costs and expenses for the full year of fiscal 2000.

General and Administrative

      General and administrative expenses increased $20.1 million in 2001 compared to 2000, primarily due to an increase of employee salary and benefit costs resulting from an increase in employee headcount, increases in bad debt expenses related to Tality accounts receivable, and increased use of outside consulting services. General and administrative expenses increased $7.7 million in 2000 compared to 1999, primarily due to employee salary and benefit costs, partially offset by decreases in bad debt expense and consulting and outside services costs.

      Foreign currency exchange rates positively affected operating expenses by $9.3 million in 2001, compared to 2000, primarily due to the weakening of the Japanese yen and British pound in relation to the U.S. dollar. Foreign currency exchange rates positively affected operating expenses by $3.8 million in 2000, compared to 1999, primarily due to the weakening of the British pound, the German mark and the French franc in relation to the U.S. dollar, partially offset by the strengthening of the Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	2001	2000	1999

Amortization of acquired intangibles	$92.3	$80.5	$61.8

Amortization of Acquired Intangibles as a Percent of Total Revenue

	2001	2000	1999

Amortization of acquired intangibles	6%	6%	6%

      Amortization of acquired intangibles increased $11.8 million in 2001 compared to 2000, primarily due to the 2001 acquisition of CadMOS, partially offset by a reduction attributable to the write-off of Diablo goodwill in the second quarter of 2001. Amortization of acquired intangibles increased $18.7 million in 2000 compared to 1999, primarily due to a full year’s amortization related to Cadence’s 1999 acquisitions of OrCAD and Diablo, partially offset by the decrease in amortization related to the $13.3 million asset impairment charge of Excellent Design Inc. in the fourth quarter of 1999. For additional information regarding these acquisitions see “In-Process Technology.”

Amortization of Deferred Stock Compensation

	2001	2000	1999

Amortization of deferred stock compensation	$17.9	$11.4	$—

Amortization of Deferred Stock Compensation as a Percent of Total Revenue

	2001	2000	1999

Amortization of deferred stock compensation	1%	1%	0%

      Cadence records deferred stock compensation resulting from option grants for Tality stock, sales of Tality restricted stock and Cadence’s acquisitions of CadMOS and SPC. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and the price paid for restricted stock sales to certain Cadence executives and employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales. Deferred stock compensation from the CadMOS acquisition represents the difference between the exercise price of stock option grants to CadMOS employees and the fair market value of Cadence’s common stock at the time of acquisition. Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options and restricted stock vest. In the second and third quarters of 2001, Cadence repurchased 1,740,000 restricted Tality shares from certain Cadence executives and employees, who then repaid their related notes payable to Cadence. Tality repurchased 220,000 restricted Tality shares from three of its directors. The purchase price was $6.10 per share, the fair market value of Tality stock at the time of repurchase. The increase in amortization of deferred stock compensation of $6.5 million for 2001 when compared to 2000, was primarily due to the absence of similar costs in the first six months of 2000. For the years ended December 29, 2001 and December 30, 2000, Cadence recorded a total of $40.4 million and $72.4 million of deferred stock compensation, respectively. Of the $40.4 million, $27.4 million is related to the acquisition of SPC, $10.0 million is related to the acquisition of CadMOS, and $3.0 million is related to Tality stock option grants. Of the $72.4 million, $64.1 million is related to the stock option grants and $8.3 million is related to the sales of Tality restricted stock in 2000. Cadence is amortizing the deferred stock compensation over the period during which the stock options and restricted stock were vesting. For the year ended December 29, 2001, Cadence reversed deferred stock compensation of $27.8 million related to the cancellation of options and the repurchase of Tality restricted stock.

Unusual Items

      Described below are unusual items in 2001, 2000 and 1999.

	2001	2000	1999

	(In millions)
Avant! criminal restitution, net of related costs	$(194.6)	$—	$—
Tality IPO-related expense and separation costs	4.8	6.8	—
Write-off of acquired in-process technology	21.7	—	20.7
Acquired intangibles write-off	25.8	—	19.9
Restructuring charges and asset impairments	61.6	—	13.3
Merger costs	—	—	8.4
Litigation settlement	—	—	(3.0)

Total unusual items	$(80.7)	$6.8	$59.3

Avant! Criminal Restitution

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $194.6 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of the entire restitution award plus interest was received. This amount was recorded in restructuring, asset impairment and unusual items in Cadence’s Consolidated Statements of Operations.

Tality IPO-Related Expense and Separation Costs

      In the year ended December 29, 2001, Cadence recorded $4.8 million in separation costs. Of the $4.8 million, $2.8 million related to the postponement of the Tality IPO and $2.0 million related toTality separation costs, primarily information systems separation and legal, accounting and consulting fees.

      In the year ended December 30, 2000, Cadence recorded $6.8 million in separation costs related to the separation, and the related planned IPO of Tality, Cadence’s then newly-formed subsidiary. These costs primarily include legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment and formation of Tality’s senior management team.

In-Process Technology

      In December 2001, Cadence acquired SPC, a privately-held design technology firm for approximately 6.8 million shares of Cadence stock, valued at $132.5 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price could increase if certain predetermined performance goals are achieved in fiscal 2002 and 2003. In connection with the acquisition, Cadence acquired goodwill of $97.9 million and technology, trademarks, employee agreements and other assumed contractual obligations intangibles of $19.5 million. The technology and other acquired intangibles are being amortized over one to five years.

      Upon completion of the SPC acquisition, Cadence immediately charged to expense $8.6 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of December 29, 2001, expenditures to complete the in-process technology totaled $1.2 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.9 million. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, SPC’s in-process research and development projects were related to the development of a signal integrity analysis and optimization tool, and development of an enhanced version of its routing-estimation technology. These capabilities are important for IC design at and below 0.13 micron geometries. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications, including functional, technical and economic performance requirements.

      The net cash flows resulting from the projects underway at SPC used to value the purchased research and development were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence’s ability to gain market acceptance in these segments, and the life cycle of this in-process technology.

      Estimated total revenue from the acquired in-process technology is expected to peak in 2004 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $8.4 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes and depreciation of approximately 35% of the revenue generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

      The discount of the net cash flows to their present value was based on the weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on the required rates of return from investments in various areas of the enterprise. The rate used to discount the net cash flows from purchased in-process technology was 36%. The discount rate is sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for a preliminary aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. The acquisitions were accounted for as purchases. Upon consummation of the acquisitions, Cadence immediately charged to expense $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm for approximately 3.6 million shares of Cadence common stock valued at $92.7 million. The acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. The purchase price will increase up to an additional 488,970 shares if certain predetermined performance goals are achieved over the three years following the acquisition. These goals are bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $58.3 million and technology and other intangibles of $12.9 million. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of December 29, 2001, expenditures to complete the in-process technology totaled $1.0 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.9 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, CadMOS’ in-process research and development projects were related to the development of a static timing analysis tool, the development of advanced fixing capabilities in the noise analysis area, and in the mixed signal area, the development of a flow to integrate with Cadence tools and a tool to analyze large application-specific integrated circuit designs for substrate noise. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

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

      In August 1999, Cadence acquired OrCAD, Inc., a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry, for cash. Cadence acquired all of the outstanding stock of OrCAD and assumed all outstanding OrCAD stock options. The purchase price was $131.4 million, and the acquisition was accounted for as a purchase.

      Upon consummation of the OrCAD acquisition, Cadence immediately charged to expense $11.8 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See “Notes to Consolidated Financial Statements.” The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. Certain acquired in-process technology was commercially viable in 1999 and other acquired in-process technology became commercially viable in 2000. Expenditures to complete this acquired in-process technology did not exceed $2.3 million.

      At the time of its acquisition by Cadence, OrCAD’s in-process research and development projects in the schematic entry area were related to the development of an online component catalog and a new schematic design entry interface. In-process research and development projects in the simulation area were related to a rearchitecture of the simulation engine and replacement of the simulation engine. Additional features under development included randomized expressions and no selection limits. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that were necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

      The net cash flows resulting from the projects underway at OrCAD used to value the purchased research and development were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence’s ability to gain market acceptance in these segments, and the life cycle of this in-process technology.

      Estimated total revenue from the acquired in-process technology is expected to peak in 2001 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and had been excluded from net cash flow calculations. Existing technology was valued at $10.8 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes and depreciation of approximately 32% of the sales generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

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

      In January 1999, Cadence acquired Design Automation, Inc., or DAI, a supplier of design verification technology used in SoC design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million and the acquisition was accounted for as a purchase.

      Upon consummation of the DAI acquisition, Cadence immediately charged to expense $8.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See “Notes to Consolidated Financial Statements — Other Acquisitions.” The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. Certain acquired in-process technology under development at the time of acquisition was initially expected to become commercially viable in 1999, but instead became viable in 2000. Expenditures to complete this in-process technology did not exceed $1.5 million.

      At the time of its acquisition by Cadence, DAI had several significant research and development projects in process that were intended to provide a next generation environment for design verification and analysis. These efforts included the development of a highly automated approach for high-level test bench creation and analysis, a waveform viewer capable of supporting analog and mixed signal designs and a tool designed to analyze verification code coverage at the transactional level. The nature of the efforts to complete these in-process research and development projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities that were necessary to establish that the proposed in-process technologies meet their design specifications, which include functional, technical and economic performance requirements.

      The net cash flows generated by the projects underway at DAI used to value the acquired in-process technology were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections were based on the potential market size that these projects address, Cadence’s ability to gain market acceptance for these projects, and the life cycle of this in-process technology.

      Estimated total revenue from the acquired in-process technology is expected to peak in 2001 through 2002 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $11.4 million at the time of acquisition. The net cash flows generated from the acquired in-process technology are expected to reflect earnings before interest, taxes and depreciation of approximately 60% of the sales generated from in-process technology. However, there can be no assurance that these assumptions will prove accurate, or that Cadence will realize the anticipated benefits of this acquisition.

      The discount applied to the net cash flows to calculate the present value of such net cash flows was based on the WACC. The rate used to discount the net cash flows from purchased in-process technology was 22%.

Acquired Intangibles Write-Offs

      In reaction to the current decline in business conditions generally and the wireless communications industry in particular, Cadence restructured certain of its businesses and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, Cadence recorded a charge of $25.8 million in 2001 related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo (a part of Tality). Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of Diablo’s line of business. The charge was determined as the amount by which the carrying value of the intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

      In 1999, Cadence incurred a total of $19.9 million in asset impairment charges. Of this amount, $13.3 million represented asset impairment of acquired intangibles from the Excellent Design, or EXD, acquisition. This asset impairment charge resulted from reduced Japanese sales and the loss of key EXD employees, which together resulted in diminished cash flow projections. Cadence entered into certain support agreements with third parties to provide support for EXD software tools previously sold by Cadence customers. The fair value of the EXD acquired intangibles was based on an evaluation of the present value of the estimated expected future cash flows, discounted at 16%. The remaining $6.6 million in asset impairment charges were incurred in connection with the cancellation of an information technology services contract with a third-party, the abandonment of capitalized software development costs associated with certain Cadence products that were discontinued, and the abandonment of certain third-party software licenses, related to Research and Development.

Restructurings Charges and Asset Impairments

      In 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the United States, particularly in the electronics industry.

The restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary, dedicating Cadence’s resources to growth areas, and focusing on profit contribution. Cadence recorded $61.6 million of restructuring charges classified as unusual operating expenses associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $20.8 million for reduction in personnel, $22.7 million to downsize and close excess facilities and $16.6 million of asset impairment charges related to certain long-lived assets. Management estimates that the restructuring will result in annualized cost reductions of approximately $70.4 million in employee salary and benefit costs and $47.6 million in facility costs.

      The restructuring plan resulted in a reduction of 705 employees, which were predominately Tality employees. While employee reductions are across all business functions, operating units and geographic regions, Cadence’s wireless communications-related areas within Tality were affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence has been reduced. Severance costs resulting from the restructuring included severance benefits, notice pay and out-placement services. As the result of the separation of Tality from Cadence, approximately $5.3 million of the restructuring charges was paid to certain Tality employees who were participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to December 29, 2001. All severance benefits will be paid out before the end of the first quarter of 2002.

      Facilities consolidation charges of $22.7 million were incurred in connection with the downsizing and closing of 16 sites. Closure and downsizing costs included payments required under lease contracts, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges. The lease loss is an estimate under Statement of Financial Accounting Standards No. 5 Accounting for Contingencies and represents the low end of the range, as required by this statement, $13.1 million, which will be adjusted in the future upon triggering events (e.g., change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $52.8 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. As of December 29, 2001, six sites had been vacated and eight sites had been downsized.

      Asset-related charges of $16.6 million consisted primarily of $13.9 million of leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses. Cadence also recorded $2.2 million of asset-related charges for abandoned software and $1.5 million related to consulting services performed to restructure the research and development process.

      In 1999, Cadence recorded $13.3 million of restructuring charges that consisted of $11.3 million to terminate approximately 100 employees and $2.0 million to downsize and close excess facilities. Cadence’s restructuring plans were primarily aimed at reducing costs after Cadence merged with Quickturn, further restructuring of Cadence’s services business in Japan, and severance resulting from the resignation of Cadence’s former Chief Executive Officer. Severance costs include severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to year-end and substantially all remaining severance benefits were paid in 2000.

      Facilities consolidation charges of $2.0 million were incurred in connection with the closure of 15 Quickturn facilities, including $1.0 million to close duplicate and excess facilities and $1.0 million of abandonment costs for the related leasehold improvements. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset related write-offs consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of December 29, 2001, 14 of the 15 Quickturn sites had been vacated. Noncancelable lease payments on vacated facilities will be paid through 2003.

      Liabilities for excess facilities and other restructuring charges are included in accrued and other long-term liabilities while severance and benefits liabilities are included in payroll and payroll-related accruals. Actual amounts of termination benefits, facilities and other restructuring-related payments can be found in Notes to Consolidated Financial Statements under “Restructuring, Asset Impairment and Unusual Items.”

Merger Costs

      In connection with the acquisition of Quickturn in 1999, Cadence charged to expense merger costs of $8.4 million, representing professional fees for financial advisors, attorneys and accountants.

Litigation Settlement

      In 1999, Cadence and Mentor announced the settlement of a patent infringement action pending in the U.S. District Court for the District of Oregon. As a result, the Court entered a judgment declaring that certain Quickturn patents are valid, enforceable and were infringed by Mentor’s sale of SimExpress products in the United States. Mentor is permanently enjoined from producing, marketing, or selling SimExpress emulation systems in the United States. In connection with the settlement, Mentor paid Cadence $3.0 million.

Other Income, net

      Other income, net for 2001, 2000 and 1999 is as follows:

	2001	2000	1999

	(In millions)
Interest income	$6.5	$4.6	$5.4
Minority interest income (expense)	1.9	0.6	0.1
Gain (loss) on foreign exchange	0.6	5.1	(0.6)
Equity income from investments, net	0.2	1.1	0.1
Interest expense	(2.6)	(2.4)	(3.3)
Other expense, net	(4.9)	(4.4)	(0.3)

Total other income, net	$1.7	$4.6	$1.4

      Other income, net, decreased $2.9 million in 2001, when compared to 2000, primarily due to a decrease in foreign exchange gains, partially offset by an increase in interest income. Other income, net, increased $3.2 million in 2000, when compared to 1999, primarily due to an increase in foreign exchange gains, partially offset by $2.2 million of investment losses from Telos Venture Partners, LP, in which Cadence holds a limited partnership interest, shown in other expense, net.

Income Taxes

      The provision for income taxes and the effective tax rates for 2001, 2000 and 1999 are as follows:

	2001	2000	1999

	(Dollars in millions)
Provision for income taxes	$100.9	$18.0	$2.7
Effective tax rate	41.7%	26.5%	(23.7)%

      As of December 29, 2001, Cadence had total net deferred tax assets of approximately $66.4 million. Realization of the deferred tax assets will be dependent on generating sufficient taxable income prior to the expiration of certain net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

      The 2001 effective tax rate includes the approximately $196.0 million received from Avant! as criminal restitution, the write-off of acquired in-process technology of approximately $21.7 million and stock compensation amortization of approximately $17.9 million. The effective tax rate, excluding the Avant! restitution proceeds, the write-off of acquired in-process technology and stock compensation was 26.5%. The effective tax rate for 1999 includes the write-off of acquired in-process technology of approximately $20.7 million. The effective tax rate for 1999 excluding the write-off of acquired in-process technology was 28.9%.

Disclosures About Market Risk

Interest Rate Risk

      Cadence’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. While Cadence is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, Cadence’s interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on Cadence’s cash and cash equivalents, short-term and long-term investments and interest paid on its long-term debt obligations as well as costs associated with foreign currency hedges.

      Cadence invests in high quality credit issuers and, by policy, limits the amount of its credit exposure to any one issuer. As part of its policy, Cadence’s first priority is to reduce the risk of principal loss. Consequently, Cadence seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. Cadence mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003, referred to as the Three-Year Facility. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. The 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows under the 2000 Facilities. At December 29, 2001, there were no borrowings outstanding.

      The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. As of December 29, 2001, all of Cadence’s investments have maturities of less than 12 months. The carrying value approximated fair value at December 29, 2001.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Cash — variable rate	$96.2	3.29%
Cash — fixed rate	26.5	2.03%
Cash equivalents — variable rate	16.4	2.30%
Short-term investments — fixed rate	1.0	0.70%

Total interest bearing instruments	$140.1	2.92%

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

      Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in other income, net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      Cadence also purchases foreign currency put options from financial institutions to hedge the currency exchange risks associated with probable but not firmly committed transactions. Although there were no foreign currency put options outstanding in 2001, Cadence may choose to use put options in the future. A foreign currency put option acts as a hedge by increasing in value as the underlying transactional value decreases. Probable but not firmly committed transactions consist of revenue from Cadence’s products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence’s subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in prepaid expenses and other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction.

      Cadence does not use forward contracts and put options for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts and put options mature.

      The table below provides information as of December 29, 2001 about Cadence’s forward foreign currency contracts. As of December 29, 2001, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to March 14, 2002.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Euro	$56.4	0.89
Japanese yen	40.5	123.51
British pound sterling	18.9	1.43
Swedish krona	7.3	10.55
Canadian dollars	2.2	1.58
Singapore dollars	1.2	1.83
Hong Kong dollars	1.0	7.80

	$127.5

Estimated fair value	$1.5

      While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence’s results of operations and financial position during the year ended December 29, 2001. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

Equity Price Risk

      Cadence repurchases shares of its common stock under its stock repurchase program. Repurchased shares may be used for general corporate purposes including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. As part of this repurchase programs, Cadence has purchased and will purchase call options or has sold and will sell put warrants to mitigate equity price risk associate with its stock repurchase program. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect “net share settlement”, rather than physical settlement, of put warrants that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence’s stock repurchase program includes the following characteristics:

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

      The table below provides information as of December 29, 2001 about Cadence’s outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through May 2002 and Cadence has the contractual ability to settle the options prior to their maturity.

	2002	Estimated
	Maturity	Fair Value

	(Shares and contract
	amounts in millions)
Put Warrants:
Shares	2.9
Weighted average strike price	$21.11
Contract amount	$61.2	$8.0
Call Options:
Shares	2.3
Weighted average strike price	$21.10
Contract amount	$47.5	$8.3

Liquidity and Capital Resources

      At December 29, 2001, Cadence’s principal sources of liquidity consisted of $274.8 million of cash and cash equivalents and short-term investments, compared to $137.0 million at December 30, 2000, and two syndicated senior unsecured credit facilities totaling $360.0 million. As of December 29, 2001, Cadence had no outstanding borrowings under these credit facilities.

      Cash provided by operating activities increased $107.1 million to $250.9 million at December 29, 2001 as compared to the year ended December 30, 2000, primarily due to higher net income before depreciation and amortization and unusual items in 2001.

      At December 29, 2001, Cadence had net working capital of $162.5 million, as compared with $65.3 million at December 30, 2000. The working capital increase was driven primarily by increases in cash and cash equivalents of $121.1 million, short-term investments of $16.7 million and a decrease in accounts payable and accrued liabilities of $14.6 million, partially offset by a decrease in net receivables of $31.1 million and prepaid expenses and other of $26.7 million.

      In addition to its short-term investments, Cadence’s primary investing activities in 2001 consisted of acquisitions and the related acquired intangibles, purchases of property, plant and equipment, capitalization of software development costs and venture capital partnership investments, which combined represented $212.1 million at December 29, 2001, compared to $183.7 million at December 30, 2000 of cash used for investing activities.

      Cadence sells put warrants and purchases call options through private placements. See “Disclosures about Market Risk — Equity Price Risk” above. At December 29, 2001, Cadence had a maximum potential obligation related to put warrants to buy back 2.9 million shares of its common stock at an aggregate price of approximately $61.2 million. These put warrants expire at various dates through May 2002 and Cadence has the contractual ability to settle the put warrants and call options prior to their maturity. Cadence has the ability to settle these put warrants with its stock and, therefore, no amount was classified out of stockholders’ equity in Cadence’s Consolidated Balance Sheets.

      Cadence has made permanent investments of assets including cash in foreign countries, for which no U.S. tax has been provided. At December 29, 2001, the cumulative amount of earnings upon which U.S. income taxes have not been provided are $501.0 million. At December 29, 2001, the unrecognized deferred tax liability for these earnings was $84.7 million.

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the fiscal years ended December 29, 2001 and December 30, 2000, Cadence transferred accounts receivable totaling $235.8 million and $201.2 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Transfers of accounts receivable for cash are reported in Cadence’s Consolidated Statements of Cash Flows as a financing activity.

      Cadence also purchased $299.0 million of its stock and reissued $99.9 million of stock through its employee option and stock purchase programs.

      As part of its overall investment strategy, Cadence is a limited partner in Telos LP, a venture capital fund, and is committed to invest up to $100.0 million. As of December 29, 2001, Cadence had contributed approximately $76.4 million to the fund, net of operating expenses.

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities is a $100.0 million three-year revolving credit facility that terminates on September 29, 2003, referred to as the Three-Year Facility. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. The 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows under the 2000 Facilities.

      Cadence anticipates that current cash and short-term investment balances, cash flow from operations, and its $360.0 million revolving credit facilities will be sufficient to meet its working capital and capital requirements on a short-and long-term basis.

New Accounting Standards

      In August 2001, the FASB, issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability in the condensed Consolidated Balance Sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cadence has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using the fair-value-based test. This Statement becomes effective January 1, 2002. Cadence is currently analyzing the impact of SFAS 142 and expects to complete its analysis by the end of its fiscal quarter ended March 30, 2002. As of December 29, 2001, Cadence had existing net goodwill and identifiable assets of $396.3 million. Cadence expects that upon adoption of SFAS 142, Cadence would no longer record annual fiscal year amortization associated with existing goodwill of approximately $311.0 million.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement did not have a material effect of Cadence’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by Item 7A is incorporated by reference from the section entitled “Disclosures About Market Risk” found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

      The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

Summary Quarterly Data — Unaudited

	2001					2000

	4th	3rd		2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share amounts)
Revenue	$378,200	$360,008		$347,575	$344,657	$390,914	$332,461	$298,682	$257,493
Cost of revenue	$71,546	$97,530	*	$93,447 *	$92,337	$101,072	$96,105	$88,012	$83,668
Amortization of acquired intangibles	$20,415	$23,995		$25,928	$21,992	$20,321	$20,648	$19,868	$19,666
Net income (loss)	$38,929	$127,425		$(28,889)	$3,822	$42,489	$13,671	$5,626	$(11,809)
Net income (loss) per share — diluted	$0.15	$0.50		$(0.12)	$0.01	$0.16	$0.05	$0.02	$(0.05)

      * Amounts reflect the reclassification between Cost of Revenue and Restructuring, Asset Impairment and Unusual Items.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 as to directors is incorporated by reference from the sections entitled “Election of Directors” and “Compliance with the Reporting Requirements of Section 16(a)” in Cadence’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

      The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

      The information required by Item 11 is incorporated by reference from the section entitled “Director and Executive Compensation” in Cadence’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Cadence’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from the section entitled “Certain Transactions” in Cadence’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

PART IV.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

		Page

(a)	1. Financial Statements

	• Report of Independent Public Accountants	54

	• Consolidated Balance Sheets at December 29, 2001 and December 30, 2000	55

	• Consolidated Statements of Operations for the three fiscal years ended December 29, 2001	56

	• Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 29, 2001	57

	• Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2001	58

	• Notes to Consolidated Financial Statements	59

(a)	2. Financial Statement Schedules:

	II. Valuation and Qualifying Accounts and Reserves	93

	All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits:

	The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Title

2.02	Master Separation Agreement, dated as of July 14, 2000 by and among the Registrant, Cadence Holdings, Inc. and Tality Corporation (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended July 1, 2000 (the “2000 Second Quarter Form 10-Q”)).

2.03	Amended and Restated Agreement of Limited Partnership of Tality, LP, dated as of October 4, 2000 between Tality Corporation and Cadence Holdings, Inc (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (the “2000 Third Quarter Form 10-Q”)).

2.04	Amended and Restated Master Separation Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality LP (Incorporated by reference to Exhibit 2.02 to the 2000 Third Quarter Form 10-Q).

2.05	General Assignment and Assumption Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.03 to the 2000 Third Quarter Form 10-Q).

2.06	Master Intellectual Property Ownership and License Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.04 to the 2000 Third Quarter Form 10-Q).

2.07	Employee Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.05 to the 2000 Third Quarter Form 10-Q).

2.08	Master Corporate Services Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.06 to the 2000 Third Quarter Form 10-Q).

2.09	Real Estate Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.07 to the 2000 Third Quarter Form 10-Q).

2.10	Master Confidentiality Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.08 to the 2000 Third Quarter Form 10-Q).

2.11	Indemnification and Insurance Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.09 to the 2000 Third Quarter Form 10-Q).

2.12	Asset Purchase Agreement, dated as of October 4, 2000 by and among the Registrant, Cadence Design System (Canada) Limited and Tality Canada Corporation (Incorporated by reference to Exhibit 2.10 to the 2000 Third Quarter Form 10-Q).

2.13	Asset Purchase Agreement, dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design Systems Limited (Incorporated by reference to Exhibit 2.11 to the 2000 Third Quarter Form 10-Q).

2.14	Fixed Term License Agreement, dated as of October 4, 2000 between the Registrant and Tality, LP (Incorporated by reference to Exhibit 2.12 to the 2000 Third Quarter Form 10-Q).

2.15	Joint Technology Development and Support Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.13 to the 2000 Third Quarter Form 10-Q).

Exhibit
Number	Exhibit Title

2.16	Joint Sales Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.14 to the 2000 Third Quarter Form 10-Q).

2.17	General Assignment and Assumption Agreement, dated as of June 2, 2001 between Tality Corporation and Tality, LP. (Incorporated by reference to Exhibit 2.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 (the “2001 Second Quarter Form 10-Q”)).

2.18	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.18 to the 2001 Second Quarter Form 10-Q).

2.19	Form of offer to exchange outstanding Tality options for Cadence options, together with Form of Letter to Option Holders including summary of terms and election form, dated as of November 26, 2001.

3.01	(a) The Registrant’s Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit 3.02(c) to the Registrant’s Form S-1 Registration Statement (No. 33-23107) filed on July 18, 1988 (the “1988 Form S-1”)).

(b) The Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock, as amended on February 1, 2000, as filed with the Secretary of State of the State of Delaware on June 8, 1989 (Incorporated by reference to Exhibit 3A to the Registrant’s Current Report on Form 8-K (No. 0-15867) filed on June 12, 1989 (the “1989 Form 8-K”) and amended by Exhibit 4.01 to this Form 10-K).

(c) The Registrant’s Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (Incorporated by reference to Exhibit 3.01(f) to the Registrant’s Form 10-K for the year ended December 31, 1991).

(d) The Registrant’s Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(i) to the Registrant’s Form 10-Q for the quarter ended July 4, 1998 (the “1998 Second Quarter Form 10-Q”)).

(e) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the 1998 Second Quarter Form 10-Q).

3.02	The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-Q for the quarter ended April 3, 1999).

4.01	Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (No. 33-43400) filed October 17, 1991).

4.02	Amended and Restated Rights Agreement, dated as of February 1, 2000 between the Registrant and ChaseMellon Shareholder Services, L.L.C., which includes as exhibits thereto the Certificate of Designation for the Series A Junior Participating Preferred Stock, the form of Rights Certificate, and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2000.)

Exhibit
Number	Exhibit Title

*10.01	The Registrant’s 1987 Stock Option Plan, as amended and restated, effective February 23, 1998 (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on March 31, 1998 (the “1998 Definitive Proxy Statement”)).

*10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).

*10.03	The Registrant’s 1988 Directors Stock Option Plan, as amended, effective May 4, 1993, including the Stock Option Grant and Form of Stock Option Exercise Notice and Agreement (The first document is incorporated by reference to Exhibit 4.02 to the Registrant’s Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994 (the “1994 Form S-8”) and the latter two documents are incorporated by reference to Exhibits 10.08 to 10.10 to the 1988 Form S-1).

*10.04	The Registrant’s 1993 Directors Stock Option Plan, effective July 22, 1993, including the Form of Stock Option Grant (Incorporated by reference to Exhibit 4.04 to the 1994 Form S-8).

*10.05	The Registrant’s 1995 Directors Stock Option Plan, as amended, effective May 5, 1999, including the Form of Stock Option Grant (The first document is incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarter ended July 3, 1999 (the “1999 Second Quarter Form 10-Q”) and the latter is incorporated by reference to Exhibit 10.05 to the Registrant’s Form 10-K for the fiscal year ended December 30, 1995 (the “1995 Form 10-K”)).

*10.06	The Registrant’s 1990 Employee Stock Purchase Plan, as amended and restated, effective May 5, 1999 (Incorporated by reference to Exhibit 10.50 to the 1999 Second Quarter Form 10-Q).

*10.07	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended, effective January 1, 2001 (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10.08	The Registrant’s Deferred Compensation Plan for 1994, as amended and restated effective January 1, 2001.

*10.09	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated January 1, 2001.

10.10	The 1993 Non-Statutory Stock Option Plan, as currently in effect, including amendment effective July, 1995.

*10.11	The Registrant’s 401(k) Plan, as amended and restated, effective July 1, 1995 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended March 30, 1996 (the “1996 First Quarter Form 10-Q”)).

10.14	Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K., and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarter ended June 28, 1997).

10.15	CCT 1993 Equity Incentive Plan, as amended and restated, effective August 16, 1995, Form of Equity Incentive Plan Stock Option Agreement, Form of Exercise of Equity Incentive Plan Stock Option and Form of Equity Incentive Plan Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

Exhibit
Number	Exhibit Title

*10.18	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended January 3, 1998).

10.19	Revolving Credit Agreement, dated as of September 29, 1998 between ABN-AMRO Bank and the Registrant (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended October 3, 1998 (the “1998 Third Quarter Form 10-Q”)).

10.20	First Amendment to the Revolving Credit Agreement, dated as of October 16, 1998 between ABN-AMRO Bank and the Registrant (Incorporated by reference to Exhibit 10.46 to the 1998 Third Quarter Form 10-Q).

*10.22	Consulting Agreement, dated as of March 8, 1999 between the Registrant and George M. Scalise (Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2000 (the “1999 Form 10-K”)).

*10.26	Employment Agreement, dated as of September 16, 1999 between the Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarter ended October 2, 1999 (the “1999 Third Quarter Form 10-Q”)).

*10.27	Consulting Agreement, dated as of July 1999 between the Registrant and Alberto Sangiovanni-Vincentelli (Incorporated by reference to Exhibit 10.52 to the 1999 Third Quarter Form 10-Q).

10.28	Design Acceleration, Inc. 1994 Stock Option Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (No. 333-71717) filed on February 3, 1999).

10.29	Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30	Pi Design Systems, Inc. 1990 Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.2 to the June 1999 Form S-8).

10.31	Quickturn Design Systems, Inc. 1992 Key Executive Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.3 to the June 1999 Form S-8).

10.32	Quickturn Design Systems, Inc. 1993 Employee Qualified Stock Purchase Plan, as amended, (Incorporated by reference to Exhibit 99.4 to the June 1999 Form S-8).

10.33	Quickturn Design Systems, Inc. 1994 Outside Director Stock Option Plan (Incorporated by reference to Exhibit 99.7 to the June 1999 Form S-8).

10.34	Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan, as amended, (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35	Quickturn Design Systems, Inc. 1997 Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36	SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

10.37	OrCAD, Inc. 1991 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-85591) filed on August 19, 1999 (the “August 1999 Form S-8”)).

10.38	OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the August 1999 Form S-8).

10.39	OrCAD, Inc. Amended 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to the August 1999 Form S-8).

Exhibit
Number	Exhibit Title

*10.40	Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K).

10.41	Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-93609) filed on December 24, 1999 (the “December 1999 Form S-8”)).

10.42	Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43	The Registrant’s 2000 Non-Statutory Equity Incentive Plan, as amended and restated November 1, 2001 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No.333-69589) filed on November 14, 2001).

*10.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

10.45	Credit Agreement, dated as of September 29, 2000 by and among the Registrant and ABN AMRO Bank N.V., Bank One, N.A., KeyBank National Association and UBS AG, Stamford Branch (Incorporated by reference to Exhibit 10.01 to the 2000 Third Quarter Form 10-Q).

10.46	Amended and Restated 364 Day Credit Agreement, dated September 28, 2001 by and among the Registrant., Fleet National Bank, KeyBank National Association, UBS AG, Stamford Branch and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the quarter ended September 29, 2001 (the “2001 Third Quarter Form 10-Q”)).

10.47	The Registrant’s 1997 Nonstatutory Stock Option Plan, as amended and restated, effective November 1, 2000 (Incorporated by reference to Exhibit 10.03 to the 2000 Third Quarter Form 10-Q).

10.50	Tality Holdings, Inc. 2000 Equity Incentive Plan, effective July 26, 2001 (Incorporated by reference to Exhibit 10.50 to the 2001 Second Quarter Form 10-Q).

10.51	Tality Holdings, Inc. 2000 Directors Stock Option Plan, effective July 26, 2001 (Incorporated by reference to Exhibit 10.51 to the 2001 Second Quarter Form 10-Q).

10.52	Employment Agreement between Ronald R. Barris and the Registrant dated July 1, 2000 (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000 (the “2000 Form 10-K”)).

*10.53	Description of the Registrant’s Stock Purchase Program (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000 (the “2000 Form 10-K”)).

10.54	Form of Promissory Note and Pledge Agreement for employees of the Registrant delivered in connection with purchases of shares of Tality Corporation restricted Class A common stock (Incorporated by reference to Exhibit 10.54 to the 2000 Form 10-K).

10.55	Form of Promissory Note of Ronald R. Barris to the Registrant dated September 18, 2000 (Incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).

10.56	Form of Letter Agreement between the Registrant and certain holders of Tality Corporation Class A Common Stock and regarding the repurchase of Tality stock (Incorporated by reference to Exhibit 10.56 to the 2001 Second Quarter Form 10-Q).

10.57	The Registrant’s 2001 Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.57 to the 2001 Second Quarter Form 10-Q).

Exhibit
Number	Exhibit Title

10.58	The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the Second Quarter 2001 10-Q).

*10.59	Executive Separation, Release and Consulting Agreement, dated as of August 31, 2001 between the Registrant, Tality Corporation and Robert P. Wiederhold (Incorporated by reference to Exhibit 10.59 to the 2001 Third Quarter Form 10-Q).

10.60	First Amendment to Credit Agreement, dated September 28, 2001, among the Registrant, Bank One, N.A., Key Bank National Association, UBS AG and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.60 to the 2001 Third Quarter Form 10-Q).

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-56898) filed on March 12, 2001 (the “March 2001 S-8”)).

10.62	CadMOS Design Technology, Inc. 2001 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-82044) filed on February 4, 2002).

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001.

*10.66	Executive Separation, Release and Consulting Agreement, dated as of December 3, 2001, between the Registrant and Ronald R. Barris.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Arthur Andersen LLP.

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

(b) Reports on Form 8-K:

      On November 16, 2001, the Registrant filed a Current Report on Form 8-K reporting its definitive agreement to acquire Silicon Perspective Corporation, a privately-held design technology firm.

      On December 21, 2001, the Registrant filed a Current Report on Form 8-K reporting the completion of its acquisition of Silicon Perspective Corporation.

(c) Exhibits:

      Cadence hereby files as part of this Form 10-K the Exhibits listed in Item 14.(a) 3 above.

(d) Financial Statement Schedule:

      See Item 14.(a) 2 of this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cadence Design Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of Cadence’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Jose, California

March 11, 2002

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
December 29, 2001 and December 30, 2000
(In thousands, except per share amounts)

ASSETS

	2001	2000

Current Assets:
Cash and cash equivalents	$206,311	$85,220
Short-term investments	68,483	51,749
Receivables, net	258,402	289,468
Inventories, net	18,151	20,149
Prepaid expenses and other	83,575	110,262

Total current assets	634,922	556,848
Property, plant and equipment, net	417,189	368,879
Software development costs, net	11,938	10,738
Acquired intangibles, net	413,641	326,518
Installment contract receivables, net	58,918	38,420
Other assets	193,422	175,918

Total Assets	$1,730,030	$1,477,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital leases	$1,397	$2,212
Accounts payable and accrued liabilities	259,029	273,594
Deferred revenue	211,965	215,768

Total current liabilities	472,391	491,574

Long-Term Liabilities:
Capital leases	1,476	3,298
Minority interest	—	11,612
Other long-term liabilities	134,816	61,372

Total long-term liabilities	136,292	76,282

Stockholders’ Equity:
Preferred stock — $0.01 par value; authorized 400 shares in 2001 and 2000, none issued or outstanding	—	—
Common Stock and capital in excess of $0.01 par value
Authorized: 600,000 shares
Issued: 255,637 shares in 2001 and 255,637 shares in 2000
Outstanding: 249,904 shares in 2001 and 243,662 shares in 2000	628,697	590,839
Deferred stock compensation	(56,241)	(60,978)
Retained earnings	535,511	394,224
Accumulated other comprehensive income (loss)	13,380	(14,620)

Total stockholders’ equity	1,121,347	909,465

Total Liabilities and Stockholders’ Equity	$1,730,030	$1,477,321

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three fiscal years ended December 29, 2001
(In thousands, except per share amounts)

	2001	2000	1999

Revenue:
Product	$830,490	$627,429	$505,459
Services	263,355	335,967	294,916
Maintenance	336,595	316,154	292,928

Total revenue	1,430,440	1,279,550	1,093,303

Costs and Expenses:
Cost of product	98,177	89,937	79,504
Cost of services	191,384	215,605	191,760
Cost of maintenance	65,299	63,315	53,579
Marketing and sales	393,614	390,139	354,205
Research and development	297,329	263,947	219,181
General and administrative	114,594	94,478	86,735
Amortization of acquired intangibles	92,330	80,503	61,788
Amortization of deferred stock compensation (1)	17,911	11,390	—
Restructuring, asset impairment and unusual items	(80,649)	6,821	59,301

Total costs and expenses	1,189,989	1,216,135	1,106,053

Income (loss) from operations	240,451	63,415	(12,750)
Other income, net	1,697	4,581	1,370

Income (loss) before provision for income taxes	242,148	67,996	(11,380)
Provision for income taxes	100,861	18,019	2,695

Net income (loss)	$141,287	$49,977	$(14,075)

Basic Net Income (Loss) Per Share	$0.57	$0.20	$(0.06)

Diluted Net Income (Loss) Per Share	$0.55	$0.19	$(0.06)

Weighted average common shares outstanding	245,839	244,565	242,037

Weighted average common and potential common shares outstanding — assuming dilution	257,660	262,696	242,037

(1) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$4,037	$3,445	$—
Marketing and sales	4,049	2,131	—
Research and development	2,845	498	—
General and administrative	6,980	5,316	—

	$17,911	$11,390	$—

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 29, 2001
(In thousands)

		Stock

			Par Value			Accumulated
			and Capital	Deferred		Other
	Comprehensive		in Excess	Stock	Retained	Comprehensive
	Income	Shares	of Par	Compensation	Earnings	Income (Loss)

BALANCE, JANUARY 2, 1999		237,212	$598,907	$(346)	$358,322	$(9,053)
Purchase of stock		(4,585)	(115,834)	—	—	—
Issuance of stock		8,780	77,917	—	—	—
Issuance of stock in connection with warrants exercised		1,271	13,340	—	—	—
Tax benefits from employee stock transactions		—	10,305	—	—	—
Stock issued in connection with acquisitions		650	16,124	—	—	—
Equity adjustments related to acquisitions		—	16,682	—	—	—
Amortization of deferred compensation		—	—	117	—	—
Net loss	$(14,075)	—	—	—	(14,075)	—
Unrealized holding gain on marketable securities, net	36,249	—	—	—	—	36,249
Translation loss	(2,506)	—	—	—	—	(2,506)

	$19,668

BALANCE, JANUARY 1, 2000		243,328	617,441	(229)	344,247	24,690
Purchase of stock		(11,737)	(234,418)	—	—	—
Issuance of stock		12,071	191,013	—	—	—
Tax benefits from employee stock transactions		—	11,470	—	—	—
Equity adjustments related to acquisitions		—	5,333	—	—	—
Deferred stock compensation			—	(72,369)
Amortization of deferred compensation — Tality		—	—	11,390	—	—
Amortization of deferred compensation — other			—	230
Net income	$49,977	—	—	—	49,977	—
Unrealized holding loss on marketable securities, net	(34,567)	—	—	—	—	(34,567)
Translation loss	(4,743)	—	—	—	—	(4,743)

	$10,667

BALANCE, DECEMBER 30, 2000		243,662	590,839	(60,978)	394,224	(14,620)
Purchase of stock		(12,846)	(299,036)	—	—	—
Issuance of stock		8,976	99,874	—	—	—
Tax benefits from employee stock transactions		—	2,009	—	—	—
Stock issued in connection with acquisitions		10,112	259,222	—	—	—
Deferred stock compensation — reversal for forfeitures		—	(27,793)	27,793	—	—
Deferred stock compensation — acquisitions and grants		—	2,973	(40,359)	—	—
Amortization of deferred compensation — Tality		—	—	13,888	—	—
Amortization of deferred compensation — other		—	609	3,415	—	—
Net income	$141,287	—	—	—	141,287	—
Unrealized holding loss on marketable securities, net	28,943	—	—	—	—	28,943
Translation loss	(943)	—	—	—	—	(943)

	$169,287

BALANCE, DECEMBER 29, 2001		249,904	$628,697	$(56,241)	$535,511	$13,380

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 29, 2001
(In thousands)

	2001	2000	1999

Cash and Cash Equivalents at Beginning of Year	$85,220	$111,401	$209,074

Cash Flows From Operating Activities:
Net income (loss)	141,287	49,977	(14,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	230,434	206,810	163,896
Asset impairment and write-off of equipment and non current assets	—	—	20,973
Net investment gain on sale, equity (income) loss and write-down	(13,015)	(13,904)	(124)
Provision for impairment of venture capital partnership	2,549	1,500	5,500
Write-off of acquired in-process technology	21,700	—	20,700
Write-off of goodwill	25,834	—	—
Non-cash restructuring and other related charges	36,802	—	—
Tax benefit on stock option exercise	2,009	11,470	10,305
Minority interest expense (income)	(1,959)	(638)	(125)
Fair market value of options issued to consultants	609	1,670	199
Deferred income taxes	(13,187)	(28,744)	(25,843)
Provisions for losses on trade accounts receivable	45,809	18,313	50,365
Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
Receivables	(204,353)	(283,322)	(194,957)
Inventories	(16,516)	(5,739)	(9,969)
Prepaid expenses and other	10,337	(16,308)	12,462
Installment contract receivables	(63,469)	89,263	57,008
Accounts payable and accrued liabilities	(17,358)	15,285	2,391
Deferred revenue	(10,044)	63,652	37,694
Other long-term liabilities	73,444	34,485	(8,979)

Net cash provided by operating activities	250,913	143,770	127,421

Cash Flows From Investing Activities:
Maturities of short-term investments — held-to-maturity	—	999	25,990
Purchases of short-term investments — held-to-maturity	—	—	(43)
Maturities of short-term investments — available-for-sale	91,268	6,308	26,349
Purchases of short-term investments — available-for-sale	(40,478)	(49,636)	(15)
Purchases of property, plant and equipment	(154,311)	(119,471)	(110,444)
Capitalization of software development costs	(30,189)	(28,435)	(25,684)
Increase in acquired intangibles and other assets	(45,757)	(37,578)	(28,490)
Proceeds from sale of investments	33,469	19,281	—
Investment in venture capital partnership and equity investment	(20,492)	(12,960)	(9,144)
Cash effect of business acquisitions	5,165	(4,503)	(133,055)
Sale of put warrants	14,934	42,440	3,609
Purchase of call options	(14,934)	(42,440)	(3,609)

Net cash used for investing activities	(161,325)	(225,995)	(254,536)

Cash Flows From Financing Activities:
Proceeds from credit facility and capital leases	222,900	60,000	261,600
Principal payments on credit facility and capital leases	(225,203)	(83,704)	(372,851)
Proceeds from minority interest	—	1,375	—
Proceeds from repayment of notes receivable	10,523	—	—
Repurchase of minority interest	(11,958)	—	—
Proceeds from issuance of common stock	99,874	115,659	91,047
Purchases of treasury stock	(299,036)	(232,958)	(115,834)
Proceeds from transfer of financial assets in exchange for cash	235,806	201,164	167,680

Net cash provided by financing activities	32,906	61,536	31,642

Effect of exchange rate changes on cash	(1,403)	(5,492)	(2,200)

Increase (Decrease) in cash and cash equivalents	121,091	(26,181)	(97,673)

Cash and Cash Equivalents at End of Year	$206,311	$85,220	$111,401

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2001

CADENCE

      Cadence Design Systems, Inc. provides comprehensive software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence® licenses its leading-edge electronic design automation software and hardware technology and provides a range of services to companies throughout the world to help optimize their product development processes. Cadence’s products and services are used by companies to design and develop complex integrated circuits and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics. These industries are experiencing a general economic slowdown. This slowdown led Cadence to record in 2001 worldwide restructuring and asset impairment charges totaling $61.6 million, inventory write downs of $18.9 million and acquired intangibles write-offs of $25.8 million.

      On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s IPO. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. As a result of the separation in the third quarter of 2000, Cadence recorded deferred stock compensation resulting from Tality option grants and sales of Tality restricted stock. On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence wrote off $2.8 million of IPO-related expenses in the first quarter of 2001. In addition to the $2.8 million, Cadence also expensed $2.0 million of Tality separation costs in 2001, related primarily to information systems separation, legal and consulting fees. On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during the second, third and fourth quarters of 2001, and is currently a wholly-owned subsidiary of Cadence. See “Restructuring, Asset Impairment and Unusual Items.”

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

      Cadence’s fiscal year end is the Saturday closest to December 31. Certain prior year consolidated financial statement balances have been reclassified to conform to the 2001 presentation.

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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

          Foreign Currency Translation

      Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income (loss) for those operations whose functional currency is the U.S. dollar, and as a component of accumulated other comprehensive income (loss) within stockholders’ equity for those operations whose functional currency is the local currency.

          Derivative Financial Instruments

      Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in other income, net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      Cadence also purchases foreign currency put options from financial institutions to hedge the currency exchange risks associated with probable but not firmly committed transactions. Although there were no foreign currency put options outstanding in 2001, Cadence may choose to use put options in the future. A foreign currency put option acts as a hedge by increasing in value as the underlying transactional value decreases. Probable but not firmly committed transactions consist of revenue from Cadence’s products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence’s subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in prepaid expenses and other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction.

      Cadence does not use forward contracts and put options for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts and put options mature.

          Revenue Recognition

      Cadence derives revenue from three sources: (i) product revenue, which includes software licensing and hardware sales, (ii) maintenance revenue from software and hardware and (iii) services revenue. As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period.

      Cadence applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and, sales of hardware where the software is not incidental.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Vendor specific objective evidence of fair value is defined as the value of each element of an

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

arrangement if sold separately and is established when a software vendor demonstrates a history of having sold the element separately and of collecting on that element from a representative sample of arrangements on a consistent basis. If vendor-specific objective evidence of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

      Cadence sells software using three license types. These license types are:

•	Term licenses — software licensed for a specific time period, generally two to three years, with no rights to return or exchange the licensed software;
•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified future technology; and
•	Perpetual licenses — software licensed on a perpetual basis with no right to return or exchange the licensed software.

      For term and subscription licenses, Cadence uses a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales and maintenance renewals Cadence uses a purchase order as evidence of an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. For services, Cadence uses a signed statement of work to evidence an arrangement.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Cadence assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. Cadence uses installment contracts for term licenses and subscription licenses for which it has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment payment contracts are equal to or less than the time period of the licenses and are generally collected quarterly.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current credit-worthiness. If Cadence determines that collection of a fee is not reasonably assured, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

      Provided all the related conditions discussed above are met, Cadence recognizes revenue for each software license type as follows:

•	Term licenses and Perpetual licenses — revenue associated with delivered software is recognized upon the effective date of the license; and
•	Subscription licenses — revenue associated with delivered software is recognized ratably over the term of the license commencing upon the effective date of the license.

      Maintenance revenue consists of fees for providing technical support and software updates. Cadence recognizes all maintenance revenue ratably over the contract term regardless of the software license agreement type. For term and perpetual licenses, customers renew maintenance agreements annually.

      Services revenue consists primarily of revenue received for performing methodology and design services. Fixed-price methodology and design service contracts are accounted for using contract accounting, which is generally the percentage-of-completion method rather than the completed-contract method, and time and materials contracts are accounted for on a monthly basis as work is performed. In addition, for small fixed-

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

price-projects, such as training classes and small, standard methodology service engagements of approximately $10,000 in size or less, revenue is recognized when the work is completed.

          Deferred Revenue

      Deferred revenue arises when customers are billed for products and/or services in advance of their being provided and therefore earned. Cadence’s deferred revenue consists primarily of billing to customers for software maintenance and subscription product licenses made in advance of the period over which the maintenance and/or software license will be provided. Maintenance on perpetual licenses is generally renewed annually and is billed in advance. The revenue is deferred and earned ratably over the 12 month renewal period. Subscription licensed product and maintenance billing is generally billed quarterly in advance. The revenue is deferred and recognized ratably over the ensuing quarter.

          Comprehensive Income

      Comprehensive income includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income (loss) and reflected instead in stockholders’ equity. Cadence has reported the components of comprehensive income on its consolidated statements of stockholders’ equity.

          Cash, Cash Equivalents and Short-Term Investments

      Cadence considers all highly liquid debt instruments, including commercial paper, euro time deposits, repurchase agreements and certificates of deposit with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities greater than one year are classified as long-term investments.

      Management determines the appropriate classification of its investments at the time of purchase. Securities classified as held-to-maturity are stated at amortized cost based on Cadence’s positive intent to hold such securities until maturity. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Securities classified as available-for-sale are stated at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net.

     Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer IC and electronic systems. These parts and components may be specialized in nature or subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

      In the year ended December 29, 2001, Cadence recorded an $18.9 million reserve against inventory in cost of product in the Consolidated Statements of Operations. Of the $18.9 million reserve, $15.2 million was related to excess inventory from revised sales forecasts and $3.7 million related to two product lines that were discontinued as part of Cadence’s restructuring. The excess inventory charge of $15.2 million was due to a sudden and significant decrease in forecasted revenue for emulation products and was calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on Cadence’s current 12-month demand forecast, Cadence does not anticipate that the excess inventory subject to these reserves will be used at a later date.

     Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciation and amortization are provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3-8 years
Buildings	10-32 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-5 years
Equipment	3-5 years

      Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force Issue 00-2 “Accounting for Web Site Development Costs”. Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Amortization of software developed for internal use and web site development costs begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product.

      Cadence recorded depreciation expense of property, plant and equipment for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000 in the amount of $83.2 million, $76.7 million and $68.0 million, respectively.

     Software Development Costs and Acquired Intangibles

      Cadence capitalizes software development costs in compliance with Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. Technological feasibility is established at the completion of detail program design and testing. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a straight-line basis over the remaining estimated economic life of the product, which is generally three years.

      Cadence recorded amortization expense for software development costs for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 in the amount of $29.0 million, $28.4 million and $26.6 million, respectively.

      Acquired intangibles represent purchase price in excess of acquired tangible assets and in-process technology in connection with business combinations accounted for as purchases and are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are five to seven years).

      Cadence is currently analyzing the impact of SFAS 142 “Goodwill and Other Intangible Assets”, and expects to complete its analysis by the end of its fiscal quarter ended March 30, 2002. As part of the adoption

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

of SFAS No. 142, Cadence would no longer amortize goodwill or intangible assets with indefinite lives. Cadence expects that, upon adoption of SFAS 142, Cadence would no longer record annual fiscal year amortization associated with existing goodwill of approximately $311.0 million.

     Long-lived Assets

      Cadence periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of.”

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

     Advertising

      Cadence expenses the production costs of advertising as incurred. Advertising expense was approximately $19.3 million, $22.9 million and $15.7 million for the fiscal years ended 2001, 2000 and 1999, respectively, and is included in marketing and sales in the accompanying Consolidated Statements of Operations.

     Concentrations of Credit Risk

      Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash investments, short-term investments, long-term investments, accounts receivable, forward contracts and put options and call options purchased in conjunction with Cadence’s stock repurchase programs. Cadence’s investment policy limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence’s customer base and their dispersion across geographies. Credit exposure related to the forward contracts and the call options is limited to the realized and unrealized gains on these contracts. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment. Cadence has not experienced any losses due to credit impairment related to its financial instruments.

     New Accounting Standards

      In August 2001, the FASB issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cadence has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using the fair-value-based test. This Statement becomes effective January 1, 2002. Cadence is currently analyzing the impact of SFAS 142 and expects to complete its analysis by the end of its fiscal quarter ended March 30, 2002. As of December 29, 2001, Cadence had existing net goodwill and identifiable assets of $396.3 million. Cadence expects that upon adoption of SFAS 142, Cadence would no longer record annual fiscal year amortization associated with existing goodwill of approximately $311.0 million.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement did not have a material effect of Cadence’s consolidated financial position, results of operations or cash flows.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

BALANCE SHEET COMPONENTS

      A summary of balance sheet components as of December 29, 2001 and December 30, 2000 follows:

	2001	2000

	(In thousands)
Receivables:

Accounts receivables	$211,843	$294,997
Installment contract receivables — current	90,119	47,148

Total Receivables	301,962	342,145
Less: Allowances	(43,560)	(52,677)

Receivables, net	$258,402	$289,468

Inventories:
Raw materials	$18,133	$17,897
Work in process	18	2,252

Inventories, net	$18,151	$20,149

Prepaid Expenses and Other:
Prepaid expenses and other	$47,727	$57,286
Deferred income taxes	35,848	52,976

Prepaid expenses and other, net	$83,575	$110,262

Property, Plant and Equipment:
Computer equipment and related software	$366,094	$324,678
Buildings	97,530	97,169
Land	71,877	68,544
Leasehold and building improvements	72,449	65,014
Furniture and fixtures	54,104	53,572
Equipment	38,087	43,882
Construction in progress and internally developed software	95,578	36,760

Total cost	795,719	689,619
Less: Accumulated depreciation and amortization	(378,530)	(320,740)

Property, plant and equipment, net	$417,189	$368,879

Software Development Costs:
Cost	$82,155	$63,133
Less: Accumulated amortization	(70,217)	(52,395)

Software development costs, net	$11,938	$10,738

Acquired Intangibles:
Goodwill and other intangibles	$634,497	$465,287
Purchased software	63,620	62,301
Less: Accumulated amortization	(284,476)	(201,070)

Acquired intangibles, net	$413,641	$326,518

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$149,919	$148,051
Other accrued liabilities	87,857	90,219
Accounts payable	21,253	35,324

Accounts payable and accrued liabilities	$259,029	$273,594

Other Long-term Liabilities:
Income taxes payable	$97,900	$28,730
Other long-term liabilities	36,916	32,642

Other long-term liabilities	$134,816	$61,372

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

FINANCIAL INSTRUMENTS

          Investments

      The following tables summarize Cadence’s investment activities as of December 29, 2001 and December 30, 2000:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 29, 2001

	(In thousands)
Time Deposits	$960	$—	$—	$960
Corporate Debt Securities	2,420	—	—	2,420
Marketable Securities — available-for-sale	16,276	51,985	738	67,523
Non-Marketable Securities	75,695	—	—	75,695

Total:	$95,351	$51,985	$738	$146,598

Reported as:
Short-term investments				$68,483
Long-term investments in other assets				78,115

Total:				$146,598

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 30, 2000

	(In thousands)
Time Deposits	$49,750	$—	$—	$49,750
Corporate Debt Securities	2,007	—	8	1,999
Marketable Securities — available-for-sale	3,837	2,823	1,008	5,652
Non-Marketable Securities	48,441	—	—	48,441

Total:	$104,305	$2,823	$1,008	$105,842

Reported as:
Short-term investments				$51,749
Long-term investments in other assets				54,093

Total:				$105,842

      Cadence’s marketable securities available-for-sale are carried at market value and unrealized gains, net of taxes, are in other comprehensive income. Net realized gains on marketable securities were $17.7 million and $14.3 million for the years ended December 29, 2001 and December 30, 2000, respectively. There were no realized gains or losses for the year ended January 1, 2000. As of December 30, 2000, the unrealized gain on the corporate debt security was negligible.

      Cadence’s non-marketable securities are carried at the lower of cost or market of net realizable value and are included in other assets in the Consolidated Balance Sheet.

      Since 1996, Cadence has made venture capital investments through Telos Venture Partners, LP, or Telos LP, a venture capital firm independently managed by Telos Management, LLC, or Telos LLC, an entity in which Cadence holds no ownership interest and which is not affiliated with any Cadence director or executive officer. Cadence and the Cadence 1996 Deferred Compensation Venture Investment Plan are the

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

sole limited partners of Telos LP. The total capital commitment by Cadence to Telos LP is $100 million, of which Cadence had contributed $76.4 million as of December 29, 2001. Undistributed investments in Telos LP are included in non-marketable securities.

Financing

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the fiscal years ended December 29, 2001 and December 30, 2000, Cadence transferred accounts receivable totaling $235.8 million and $201.2 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Transfers of accounts receivable for cash are reported in Cadence’s consolidated statements of cash flows as a financing activity.

Derivative Financial Instruments

      The following table shows the notional principal and fair value of Cadence’s derivative financial instruments as of December 29, 2001 and December 30, 2000:

	2001		2000

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

	(In thousands)
Forward contracts	$127,539	$1,465	$130,472	$2,689

      The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 29, 2001 and December 30, 2000. As of December 29, 2001 and December 30, 2000, the credit risk associated with the forward contracts and put options was negligible. Although the table above reflects the notional principal and fair value amounts of Cadence’s foreign exchange instruments, it does not reflect the gains or losses associated with the underlying exposures and underlying transactions. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

ACQUISITIONS

Silicon Perspective Corporation

      In December 2001, Cadence acquired Silicon Perspective®Corporation, or SPC, a privately-held design technology firm for approximately 6.8 million shares of Cadence common stock, valued at $132.5 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price could increase if certain predetermined performance goals are achieved in fiscal 2002 and 2003. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $97.9 million and technology, trademarks, employee agreements and other assumed contractual obligations intangibles of $19.5 million. The technology and other acquired intangibles are being amortized over one to five years.

      Upon consummation of the SPC acquisition, Cadence immediately charged to expense $8.6 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of December 29, 2001, expenditures to complete the in-process technology have totaled $1.2 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.7 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      Comparative pro forma financial information has not been presented because the results of operations of SPC were not material to Cadence’s consolidated financial statements, either individually or in the aggregate.

Other Acquisitions

      In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for a preliminary aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence stock, plus future contingent payments. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

CadMOS Design Technology, Inc.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm for approximately 3.6 million shares of Cadence common stock, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. The purchase price will increase up to an additional 488,970 shares if certain predetermined performance goals are achieved over the three years following the acquisition. These goals are bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $58.3 million and technology and other intangibles of $12.9 million. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. See “Restructuring, Asset Impairment and Unusual Items.” The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of December 29, 2001, expenditures to complete the in-process technology have totaled $1.0 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.9 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

require additional research and development after they have reached a state of technological and commercial feasibility.

      Comparative pro forma financial information has not been presented because the results of operations of CadMOS were not material to Cadence’s consolidated financial statements, either individually or in the aggregate.

Diablo Research Company LLC

      In December 1999, Cadence acquired all of the outstanding stock of Diablo Research Company LLC for $39.9 million in cash in a transaction accounted for as a purchase. Diablo is a high-technology engineering services company with expertise in wireless communication, global positioning satellite solutions and data transfer and home automation markets. In connection with the acquisition, Cadence acquired intangibles of $40.9 million, which are being amortized over three years. In 2001, Cadence recorded a charge of $25.8 million related to the impairment of acquired intangibles associated with Diablo. See “Restructuring, Asset Impairment and Unusual Items — Acquired Intangibles Write-Off.”

OrCAD, Inc.

      In August 1999, Cadence acquired OrCAD, Inc., a supplier of computer-aided engineering and computer-aided design software and services for the printed circuit board industry, for cash. Cadence acquired all of the outstanding stock of OrCAD and assumed all outstanding stock options. The purchase price was $131.4 million and the acquisition was accounted for as a purchase. In connection with the acquisition, Cadence acquired intangibles of $94.0 million. The results of operations of OrCAD and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition. Intangibles arising from the OrCAD acquisition are being amortized on a straight-line basis over five years.

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

      Comparative pro forma financial information has not been presented because the results of operations of Diablo and OrCAD were not material to Cadence’s consolidated financial statements, either individually or in the aggregate.

     Quickturn Design Systems, Inc.

      In May 1999, Cadence completed its merger with Quickturn Design Systems, Inc. Quickturn designs, manufactures, sells and supports hardware and software products that verify the design of computer chips and electronic systems. Cadence acquired all of the outstanding shares of Quickturn common stock in a stock-for-stock transaction for approximately 24.6 million shares of Cadence common stock. The acquisition was accounted for as a pooling of interests. In addition, Cadence assumed all outstanding stock options and warrants of Quickturn. All prior period consolidated financial statements were restated as if the merger took

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

place at the beginning of such periods in accordance with required pooling of interests accounting and disclosures.

     Design Acceleration, Inc.

      In January 1999, Cadence acquired Design Acceleration, Inc., or DAI, a supplier of design verification technology used in system-on-a-chip design. Cadence acquired all of the outstanding stock of DAI for approximately 0.6 million shares of Cadence common stock and $2.9 million of cash. The total purchase price was $25.7 million and the acquisition was accounted for as a purchase. In connection with the acquisition, Cadence acquired intangibles of $24.1 million. The results of operations of DAI and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition. Intangibles arising from the acquisition are being amortized on a straight-line basis over five years.

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

      Comparative pro forma financial information has not been presented because the results of operations of DAI were not material to Cadence’s consolidated financial statements.

CREDIT FACILITY

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003, referred to as the Three-Year Facility. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. The 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

(ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows amounts under the 2000 Facilities. At December 29, 2001, there were no borrowings outstanding.

COMMITMENTS

      Equipment and facilities are leased under various capital and operating leases expiring at various dates through the year 2017. Certain of these leases contain renewal options. Rental expense was $25.6 million for 2001, $22.2 million for 2000 and $25.0 million for 1999.

      Since 1996, Cadence has made venture capital investments through Telos LP, a venture capital firm independently managed by Telos LLC. The total capital commitment by Cadence to Telos LP is $100 million, of which Cadence had contributed $76.4 million as of December 29, 2001.

      At December 29, 2001, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
For the years:
2002	$1,551	$32,910
2003	941	27,929
2004	482	20,997
2005	76	14,972
2006	—	13,024
2007 and after	—	81,410

Total lease payments	3,050	$191,242

Less: Amount representing interest (average interest rate of 7.99%)	177

Present value of lease payments	2,873
Less: Current portion	1,397

Long-term portion	$1,476

      The cost of equipment under capital leases included in the consolidated balance sheets as property, plant and equipment at December 29, 2001 and December 30, 2000 was approximately $6.0 million and $11.6 million, respectively. Accumulated amortization of the leased equipment at December 29, 2001 and December 30, 2000 was approximately $3.2 million and $6.2 million, respectively.

CONTINGENCIES

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters.

      Cadence filed a complaint in the U.S. District Court for the Northern District of California on December 6, 1995 against Avant! Corporation and certain of its employees or agents for misappropriation of trade secrets, copyright infringement, conspiracy and other illegal acts involving intellectual property.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

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

      In an order issued on December 19, 1997, as modified on January 26, 1998, the District Court entered a preliminary injunction barring Avant! from any further infringement of Cadence’s copyrights in Design Framework II® software, or selling, licensing or copying such product derived from Design Framework II, including, but not limited to, Avant!’s ArcCell products. On December 7, 1998, the District Court issued a further preliminary injunction, which enjoined Avant! from selling its Aquarius product line. Cadence posted a $10.0 million bond in connection with the issuance of the preliminary injunction. On July 30, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the preliminary injunction.

      On July 25, 2001, Avant! was ordered to pay Cadence $194.6 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received. This amount is recorded in restructuring, asset impairment and unusual items in Cadence’s Consolidated Statements of Operations.

      On September 7, 1999, the District Court ruled on the parties’ Motions for Summary Adjudication, and granted in part, and denied in part, each party’s motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence’s copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence’s trade secret claim based on Avant!’s use, prior to June 1994, of Cadence’s Design Framework II source code is barred by the release. On May 15, 2001, the Ninth Circuit heard oral arguments by both parties on their appeals from the District Court’s order. On June 11, 2001, the Ninth Circuit certified a question of California law to the California Supreme Court and stayed the case. On October 31, 2001, the California Supreme Court agreed to accept such certification.

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District’s Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fees for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application. Mentor has indicated that it will appeal this order.

      On July 21, 1999, Mentor filed suit against Quickturn, which action is pending in the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464. Mentor has alleged that Quickturn’s MercuryTM and MercuryTMPlus hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a party defendant. Quickturn and Cadence are vigorously defending themselves against Mentor’s claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,574,832 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn. Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 5,754,827, 5,999,725 and 6,057,706 allegedly assigned to Mentor.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of non-infringement and of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464 and C 00-01030, described above, for purposes of discovery and pre-trial motions. A trial date has been set for October 7, 2002. Meanwhile, on November 3, 2000, Mentor filed a motion for preliminary injunction, asking the Court to prohibit the sale of Quickturn’s MercuryPlus emulation systems prior to trial of this action. The Court denied the motion for preliminary injunction on August 30, 2001, stating that Quickturn and Cadence had raised substantial questions regarding the validity of U.S. Patent No. 5,574,388. However, the Court also stated that Mentor had demonstrated likelihood of success in proving that Quickturn’s MercuryPlus emulation systems infringe Claims 1 and 5 of the patent. Mentor subsequently filed a motion for summary judgment that Quickturn’s MercuryPlusTM emulation system infringes Claims 1 and 5 of U.S. Patent No. 5,574,388. Mentor’s summary judgment motion will be heard on March 22, 2002. Quickturn and Cadence believe the Court will ultimately conclude that no such infringement exists.

      On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor’s proposed design verification approach (in which IC designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn’s patents

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. In January 2001, Quickturn and Cadence filed a Motion to Dismiss the action, based on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn’s motion to dismiss. Cadence and Quickturn believe that Mentor’s complaint is without merit.

      On April 30, 1999, Cadence and several of its officers and directors were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Spett v. Cadence Design Systems, et al., civil action no. C 99-2082. The action was brought on behalf of a class of stockholders who purchased Cadence common stock between November 4, 1998 and April 20, 1999, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 18, 2000, the District Court granted Cadence’s Motion to Dismiss Plaintiffs’ Claims with leave to amend. Plantiffs did not amend their complaint and on November 29, 2001, an order was filed dismissing the claims with prejudice and granting judgment in favor of Cadence and the individual defendants.

      On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00-0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleges violations of Section 14(d)(7) of the Securities Exchange Act of 1934, and Rule 14d-10 thereunder. The lawsuit arose out of Cadence’s acquisition of OrCAD, which was completed in August 1999. The parties have settled the matter for the payment of $1.25 million by Cadence. The settlement is subject to court approval.

      In early 1999, Cadence entered into negotiations with Intelect Communications, Inc. (since renamed TeraForce Technology Corporation), and Intelect’s wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability. In January 2002, the court denied Cadence’s motion for Partial Summary Judgment and set a trial for March 2002.

      On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence and other corporate defendants, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1.0 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximately $1.0 million owed for services rendered. The parties agreed to dismiss voluntarily the actions pending in the State Court of Texas and to re-file in the State Court of California, County of Orange. Uniden refiled its complaint on July 2, 2001 in Orange County, California. Cadence filed its answer and counterclaim on September 12, 2001.

      On December 28, 2000, a former design services customer, Scanz Communications, filed an action for various causes of action in the Los Angeles Superior Court of California against Cadence and Tality, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of $4,657,556.17 for design services rendered to Scanz. Scanz filed a first amended complaint on April 2, 2001. Following demurrers by Cadence that were sustained in part, Scanz filed a second amended complaint on July 10, 2001 to which Cadence and Tality filed their answer on October 10, 2001. Scanz’s remaining causes of action are fraud, breach of contract, intentional interference with contract, unfair business practices and negligent misrepresentation, for which Scanz seeks damages in the “tens of millions of dollars”.

      On June 7, 2001 Cadence filed a cross-complaint against Scanz alleging breach of contract and unjust enrichment, and seeking declaratory relief. On July 12, 2001, Scanz filed an answer to Cadence’s cross-complaint denying all allegations. Trial in this matter is scheduled for September 23, 2002. Cadence intends to vigorously defend the claims alleged by Scanz.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence’s business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for such period.

STOCKHOLDERS’ EQUITY

          Net Income (Loss) per Share

      The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the years 2001, 2000 and 1999:

	2001	2000	1999

	(In thousands)
Weighted average common shares used to calculate basic net income (loss) per share	245,839	244,565	242,037
Options	11,001	17,053	—
Puts	576	400	—
Warrants and other contingent common shares	244	678	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	257,660	262,696	242,037

      Options to purchase 10,134,014 shares of common stock were outstanding at December 29, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2011. Put warrants to purchase 2,897,500 shares of common stock were outstanding at December 29, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The outstanding put warrants expire at various dates through May 2002.

      Options to purchase 2,660,253 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2010. Put warrants to purchase 5,496,807 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The outstanding put warrants expire at various dated through November 2001.

      Options to purchase 56,181,714 shares of common stock were outstanding at January 1, 2000, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. These options expire at various dates through 2009. Warrants to purchase 394,237 shares of common stock were outstanding at January 1, 2000, but were not included in the computation of diluted loss per share because their effect would be antidilutive. The outstanding warrants expire in February 2000 and June 2003. Put warrants to purchase 1,615,175 shares of common stock were outstanding at January 1, 2000, but were not included in the computation of diluted loss per share because their effect would be antidilutive. The outstanding put warrants expired in February 2000.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

          Stock Compensation Plans

Stock Option Plans

      Cadence’s 2000 Non-Statutory Stock Option Plan, referred to as the 2000 Plan, provides for the issuance of non-qualified options to its employees to purchase up to 50,000,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 2000 Plan become exercisable over periods up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments. Options under the 2000 Plan generally expire ten years from the date of grant.

      Cadence’s 1997 Non-Statutory Stock Option Plan, referred to as the 1997 Plan, provides for the issuance of non-qualified options to its employees to purchase up to 30,000,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 1997 Plan become exercisable over periods up to five years, with, generally, one-fifth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 48 equal monthly installments. Options under the 1997 Plan generally expire ten years from the date of grant.

      Cadence’s 1987 Employee Stock Option Plan, referred to as the 1987 Plan, provides for the issuance of either incentive or non-qualified options to its employees to purchase up to 71,370,100 shares of common stock at an exercise price not less than fair market value of the stock on the date of grant. Options granted under the 1987 Plan become exercisable over periods of up to five years and generally expire five to ten years from the date of grant.

      Cadence’s 1993 Non-Statutory Stock Option Plan, referred to as the 1993 Non-Statutory Plan, provides for the issuance of non-qualified options to its employees to purchase up to 24,750,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 1993 Non-Statutory Plan become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments. Options under the 1993 Non-Statutory Plan generally expire ten years from the date of grant.

      Under the 1995 and 1993 Directors’ Stock Option Plans, referred to as the Directors’ Plans, Cadence may grant non-qualified options to its non-employee directors for up to 2,432,502 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors’ Plans have terms of up to ten years. Certain of the option grants vest one year from the date of grant, and other option grants vest one-third on the date which is one year from the date of grant and two-thirds ratably over the subsequent two years.

      Cadence has assumed certain options granted to former employees of acquired companies, referred to as Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered as if issued under its respective original plan of the acquired entity. All of the Acquired Options have been adjusted to effectuate the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. The Acquired Options generally become exercisable over a four or five year period and generally expire between five and ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      A summary of the status of all of Cadence’s stock option plans as of and during the years ended December 29, 2001, December 30, 2000 and January 1, 2000 follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	50,000,159	$15.53	56,181,714	$14.29	42,678,756	$14.07
Assumption of acquired companies options	1,250,896	$1.10	—	—	2,649,553	$5.78
Granted	14,831,575	$20.33	15,536,900	$19.65	25,205,953	$14.48
Exercised	(5,949,943)	$11.48	(8,655,150)	$9.87	(6,658,815)	$7.64
Forfeited	(3,997,861)	$19.86	(13,063,305)	$18.26	(7,693,733)	$16.50

Outstanding at end of year	56,134,826	$16.79	50,000,159	$15.53	56,181,714	$14.29

Options exercisable at year end	25,189,585		19,881,259		21,226,714
Options available for future grant	27,833,386		38,544,937		11,541,925
Weighted average fair value of options granted during the year	$11.49		$10.84		$9.19

      A summary of the status of all of Cadence’s stock option plans at December 29, 2001 follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average
Range of	Number	Remaining	Weighted	Number	Weighted
Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	At 12/29/2001	Life	Exercise Price	At 12/29/2001	Exercise Price

$ 0.14 - $ 5.00	2,844,306	3.53	$2.43	2,090,641	$2.49
$ 5.01 - $10.00	4,333,025	5.09	$7.48	3,592,541	$7.28
$10.01 - $15.00	15,699,568	6.95	$13.38	8,238,425	$13.53
$15.01 - $20.00	16,738,008	8.32	$17.95	5,505,552	$18.14
$20.01 - $25.00	14,206,511	8.46	$22.60	4,702,275	$22.74
$25.01 - $30.00	2,075,958	7.72	$26.70	854,905	$26.24
$30.01 - $35.00	207,450	6.43	$33.39	183,246	$33.67
$35.01 - $35.06	30,000	6.28	$35.06	22,000	$35.06

Total	56,134,826	7.49	$16.79	25,189,585	$15.04

Stock Repurchase Plan

      On August 1, 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions.

      Cadence had also authorized three stock repurchase programs under which it repurchased common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans.

      As part of its authorized repurchase program, Cadence has sold put warrants through private placements. At December 29, 2001, there were 2.9 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at specified prices ranging from $15.50 to $25.13 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence’s repurchase programs. At December 29, 2001, Cadence had 2.3 million call options outstanding at specified prices ranging from $15.75 to $25.38 per share. The put warrants and call options outstanding at

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

December 29, 2001 expire on various dates through May 2002, and Cadence has the contractual ability to settle the options prior to their maturity. At December 29, 2001, the estimated fair value of the call options was approximately $8.3 million and the fair value of the put warrants was approximately $8.0 million.

      If exercised, Cadence has the right to settle the put warrants with common stock equal to the difference between the exercise price and the fair value of the common stock at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence’s common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence’s common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence’s common stock. At December 29, 2001, Cadence had the ability to settle these put warrants with common stock and, therefore, no amount was classified out of stockholders’ equity in the Consolidated Balance Sheets.

Employee Stock Purchase Plans

      On July 1, 2001, Cadence adopted two employee stock purchase plans to allow Tality employees to participate in Cadence’s employee stock purchase program. The two plans are the 2001 Employee Stock Purchase Plan, or the ESPP, which is a qualified employee stock purchase plan under the Internal Revenue Code, and the 2001 Non-Qualified Employee Stock Purchase Plan, which is an employee stock purchase plan not qualified under the Internal Revenue Code and will be primarily used for Tality employees located outside the United States. Other than the qualified nature of the 2001 Employee Stock Purchase Plan, the provisions of the two plans are generally the same. The qualified plan will be presented to Cadence stockholders for approval at Cadence’s 2002 annual meeting of stockholders. The plans are administered by Cadence’s board of directors or by a committee appointed by the board. Tality employees, including officers and employee directors of Tality but excluding 5% or greater stockholders, are eligible to participate if they are regular employees who work 20 hours or more per week.

      Under the Cadence ESPP, Cadence is authorized to issue up to 25,250,000 shares of common stock to its employees. Under the terms of the ESPP, employees can choose to have up to 12% of their annual base earnings plus bonuses withheld to purchase Cadence common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or the end of the offering periods. The offering periods provide for concurrent 24 month offering periods with a new 24 month offering period starting every six months. Each offering period will be divided into four consecutive six month purchase periods.

      Under Cadence’s employee stock purchase plans, Cadence issued 3,025,646 shares to employees in 2001, 3,168,839 shares in 2000 and 2,110,222 shares in 1999. The weighted average purchase price and the weighted average fair value of shares issued in 2001 were $10.64 and $25.95, respectively.

Pro Forma Information

      This information is required to illustrate the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock — Based Compensation.” The fair value of Cadence’s options granted and shares purchased under the ESPP program for years ended December 29, 2001, December 30, 2000 and January 1, 2000 reported below

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions assuming a dividend yield of zero for all periods:

	Stock Options

	2001	2000	1999

Risk-free interest rate	4.53%	5.07%	5.90%
Volatility factors of the expected market price of Cadence’s common stock	62%	59%	62%
Weighted average expected life of an option	5 Years	5 Years	5 Years

	Employee Stock Purchase Plan

	2001	2000	1999

Risk-free interest rate, based on weighted average	5.60%	6.03%	4.95%
Volatility factors of the expected market price of Cadence’s common stock	62%	59%	62%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Cadence applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Had Cadence’s stock option and employee stock purchase plans been accounted for under SFAS No. 123, net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

	2001	2000	1999

	(In thousands, except per share
	amounts)
Net income (loss):
As reported	$141,287	$49,977	$(14,075)

Pro forma	$10,756	$(65,296)	$(127,954)

Basic net income (loss) per share:
As reported	$0.57	$0.20	$(0.06)

Pro forma	$0.04	$(0.27)	$(0.53)

Diluted net income (loss) per share:
As reported	$0.55	$0.19	$(0.06)

Pro forma	$0.04	$(0.27)	$(0.53)

      The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss) and net income (loss) per share for 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years.

Warrants

      In connection with the purchase of the business and certain assets of Comdisco Systems, Inc., or Comdisco, a subsidiary of Comdisco, Inc., in June 1993, Cadence issued a warrant to purchase 5,850,000 shares of Cadence’s stock at $3.23 per share. Pursuant to the original terms of the warrant agreement, during 1996 and 1995, Cadence repurchased portions of the warrant applicable to 300,000 and 5,310,000 shares, respectively, for approximately $4.3 million and $17.2 million, respectively. In 1998,

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

Comdisco exercised 100,000 warrants. The warrant for the remaining 140,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares. The warrant was valued at the time of issuance at approximately $1.8 million and was included as part of the total purchase price of the assets from Comdisco.

Reserved for Future Issuance

      At December 29, 2001, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares

Employee stock option plans	82,233,542
ESPPs	4,967,637
Put warrants	2,897,500
Directors stock option plans	1,727,170
Warrants	140,000
Other option agreements	7,500

Total	91,222,877

Stockholder Rights Plan

      In February 1996, Cadence adopted a new stockholder rights plan to protect its stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of Cadence common stock. As amended in February 2000, each share of Cadence common stock carries a right to purchase one one-thousandth ( 1/1000) of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of Cadence at a price of $240.00 per one one-thousandth of a share, subject to adjustment. The rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The rights expire on February 20, 2006.

     Deferred Stock Compensation

      Cadence records deferred stock compensation resulting from Tality option grants for Tality stock, sales of Tality restricted stock, and Cadence’s acquisitions of CadMOS and SPC. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and restricted stock sales to certain Cadence executives and employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales. Deferred stock compensation from the CadMOS and SPC acquisitions represents the difference between the exercise price of stock option grants to employees and the fair market value of Cadence’s common stock at the time of acquisition. Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options and restricted stock vest. In the third quarter of 2001, Cadence reacquired 1,740,000 restricted Tality shares from certain Cadence executives and employees who then repaid their related notes payable to Cadence. Tality repurchased 220,000 restricted shares from three of its directors.

      In connection with the acquisition of CadMOS, Cadence assumed options exercisable for 33,043 shares of Cadence common stock granted in exchange for services at a range of exercise prices between $0.29 and $1.34 per share. The options vest over a five year period. Cadence has valued the estimated fair value of the options during 2001 as they vest using the Black-Scholes model. In 2001, the estimated fair value of the options vested was determined to be approximately $0.57 million and was recorded as Amortization of Deferred Stock Compensation in the accompanying Consolidated Statements of Operations.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      For the years ended December 29, 2001 and December 30, 2000, Cadence recorded a total of $40.4 million and $72.4 million of deferred stock compensation, respectively. Of the $40.4 million, $27.4 million is related to the acquisition of SPC, $10.0 million related to the acquisition of CadMOS, and $3.0 million related to Tality stock option grants. Of the $72.4 million, $64.1 million is related to the stock option grants and $8.3 million related to the restricted stock sales in 2000. Cadence is amortizing deferred stock compensation to expense over the period during which the stock options and restricted stock vest. For the year ended December 29, 2001, Cadence reversed deferred stock compensation of $27.8 million related to the cancellation of options.

     Other Comprehensive Income

      The following table sets forth the components of other comprehensive income, net of income tax:

	2001			2000			1999

				(In thousands)
			Net-of-			Net-of-			Net-of-
	Pre-Tax	Tax	Tax	Pre-Tax	Tax	Tax	Pre-Tax	Tax	Tax
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	$49,442	$(20,499)	$28,943	(34,567)	$—	$(34,567)	$36,249	$—	$36,249
Foreign currency translation loss	(943)	—	(943)	(4,743)	—	(4,743)	(2,506)	—	(2,506)

	$48,499	$(20,499)	$28,000	$(53,483)	$—	$(39,310)	$33,743	$—	$33,743

INCOME TAXES

      The provision for income taxes consisted of the following components:

	2001	2000	1999

	(In thousands)
Current:
Federal	$73,799	$39,678	$16,391
State	21,472	6,369	1,771
Foreign	18,777	716	10,376

Total current	114,048	46,763	28,538

Deferred (prepaid):
Federal	(2,614)	(24,009)	(22,074)
State	(1,472)	(3,486)	(5,486)
Foreign	(9,101)	(1,249)	1,717

Total deferred (prepaid)	(13,187)	(28,744)	(25,843)

Total provision for income taxes	$100,861	$18,019	$2,695

      Income (loss) before income taxes included income of approximately $139.2 million for 2001, $43.2 million for 2000 and $11.5 million for 1999, from Cadence’s foreign subsidiaries.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	2001	2000	1999

	(In thousands)
Provision (benefit) computed at federal statutory rate	$84,752	$23,799	$(3,983)
State income tax, net of federal tax effect	13,000	6,369	(539)
Separation costs	—	2,451	—
Amortization of acquired intangibles	3,455	1,489	(11,429)
Acquisition costs	—	—	2,952
Write-off of in-process technology	7,595	—	7,245
Research and development tax credit	—	—	(5,219)
Foreign income tax at a higher (lower) rate	(13,005)	(1,609)	3,014
Change in valuation allowance	3,224	(15,173)	11,429
Other	1,840	693	(775)

Provision for income taxes	$100,861	$18,019	$2,695

Effective tax rate	41.7%	26.5%	(23.7)%

      The components of deferred tax assets and liabilities consisted of the following:

	2001	2000

	(In thousands)
Deferred Tax Assets:
Intangibles	$64,007	$71,726
Accruals and reserves	28,943	34,545
Sales returns and allowance	22,283	30,957
Tax credits	39,503	28,452
Accrued intercompany royalty	20,769	24,546
Stock compensation	9,156	5,932
Net operating losses	17,707	10,617
Compensation expense	11,248	9,048
Depreciation and amortization	5,024	—
Other	6,628	4,371

Total deferred tax assets	225,268	220,194
Valuation allowance — provision for income taxes	(9,156)	(5,932)
Valuation allowance — equity and intangibles	(39,043)	(16,949)

Net deferred tax assets	177,069	197,313

Deferred Tax Liabilities:
Intangibles	(70,981)	(89,743)
Unrealized gains on investments	(20,499)
Depreciation and amortization	—	(8,927)
Capitalized software	(7,025)	(6,560)
Other	(12,170)	(9,380)

Total deferred tax liabilities	(110,675)	(114,610)

Total net deferred tax assets	$66,394	$82,703

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      Cadence provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 29, 2001, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $501.0 million. At December 29, 2001, the unrecognized deferred tax liability for these earnings was approximately $84.7 million.

      The net valuation allowance increased by $25.3 million in 2001. The valuation allowance for provision for income taxes increased by $3.2 million due to the benefit of the amortization of stock compensation which will only be realized if the fair market value of the Cadence common stock on the date of exercise is greater than the exercise price of the Cadence stock option. The valuation allowance for equity and intangibles increased by $22.0 million in 2001. The valuation allowance for equity and intangibles is due to the uncertainty of domestic entities generating sufficient taxable income, including the deduction for stock options to realize certain domestic deferred tax assets. This portion of the valuation allowance, identified in the above table as “valuation allowance — equity and intangibles”, if realizable, may reduce other intangibles or increase equity and may not be available to offset future provision for income taxes.

      Cadence has net operating loss carryforwards totaling $49.6 million for 2001, $28.9 million for 2000 and $28.3 million for 1999, and tax credit carryforwards of $39.5 million for 2001 and $28.2 million for 2000. The remaining net operating loss carryforwards will expire at various dates from 2002 through 2021 and tax credit carryforwards will expire at various dates from 2002 through 2016.

EMPLOYEE BENEFIT PLANS

      Cadence maintains a 401(k) savings plan to provide retirement benefits through tax deferred salary deductions for all of its U.S. employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $10.5 million for 2001, $9.3 million for 2000 and $3.9 million for 1999.

      Since 1996, Cadence has made venture capital investments through Telos LP, a venture capital firm independently managed by Telos LLC. Cadence and the Cadence 1996 Deferred Compensation Venture Investment Plan, or the 1996 Plan, are the sole limited partners of Telos LP. The total capital commitment by Cadence to Telos LP is $100 million, of which Cadence had contributed $76.4 million as of December 29, 2001. Under the 1996 Plan, Cadence directors can defer some or all of their compensation, and certain executives can defer payment of a portion of their compensation to be to be invested in Telos LP.

MINORITY INTEREST

      In connection with the termination of the Tality IPO, Cadence and Tality redeemed the minority interest in Tality. As of December 29, 2001, Cadence and Tality had repurchased all the minority interest shares outstanding.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

STATEMENT OF CASH FLOWS

      The supplemental cash-flow information for 2001, 2000 and 1999:

	2001	2000	1999

	(In thousands)
Cash Paid During the Year for:
Interest	$2,344	$2,476	$2,975

Income taxes (including foreign withholding tax)	$18,267	$14,825	$25,330

Non-Cash Investing and Financing Activities:
Capital lease obligations incurred for equipment	$179	$1,015	$7,727

Common and treasury stock issued for acquisitions	$259,222	$5,333	$21,201

Transfer on Non-Qualified Deferred Compensation investment to Cadence	$3,908	$—	$—

Notes receivables on employee investments in subsidiary	$—	$10,759	$—

Transfer of inventory to fixed assets	$—	$5,462	$—

Equity investment by transfer of equipment or software	$—	$8,140	$—

Unrealized gain (loss) on available-for-sale securities	$28,943	$(34,567)	$36,249

Deferred stock compensation of stock options and restricted stock	$12,589	$72,369	$—

Reversal of deferred stock compensation for forfeitures	$27,793	$—	$—

RESTRUCTURING, ASSET IMPAIRMENT AND UNUSUAL ITEMS

      Described below are unusual items and restructuring charges in 2001, 2000 and 1999:

	2001	2000	1999

	(In thousands)
Avant! criminal restitution, net of related costs	(194,558)	—	—
Tality IPO-related expense and separation costs	4,756	6,821	—
Write-off of acquired in-process technology	21,700	—	20,700
Acquired intangibles write-off	25,834	—	19,891
Restructuring charges and asset impairments	61,619	—	13,274
Merger costs	—	—	8,436
Litigation settlement	—	—	(3,000)

Total restructuring, asset impairment and unusual items	$(80,649)	$6,821	$59,301

Avant! Criminal Restitution

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $194.6 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

received. This amount is recorded in restructuring, asset impairment and unusual items in Cadence’s Consolidated Statements of Operations.

Tality IPO-Related Expense and Separation Costs

      In the year ended December 29, 2001, Cadence recorded $4.8 million in separation costs. Of the $4.8 million, $2.8 million related to the postponement of the Tality IPO and $2.0 million related to Tality separation costs, primarily information systems separation and legal, accounting and consulting fees.

      In the year ended December 30, 2000, Cadence recorded $6.8 million in separation costs related to the separation, and the related planned IPO of Tality, Cadence’s then newly-formed subsidiary. These costs primarily include legal and accounting services, strategic business planning, information systems separation, development of compensation and benefits strategies, and recruitment and formation of Tality’s senior management team.

In-Process Technology

      Described below are the write-offs of acquired in-process technology charges in 2001 and 1999. There were no write-offs of acquired in-process technology in 2000.

	2001	1999

	(In thousands)
CadMOS	$12,100	$—
SPC	8,600	—
Other	1,000	—
OrCAD	—	11,800
DAI	—	8,900

Total in process technology	$21,700	$20,700

      In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for a preliminary aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence stock, plus future contingent payments. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      Acquired in-process technology charges represent in-process technology that had not reached technological feasibility and had no probable alternative future use. See “Acquisitions.”

Acquired Intangibles Write-Off

      In reaction to the current decline in business conditions in the United States generally and the wireless communications industry in particular, Cadence restructured certain of its businesses and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, Cadence recorded a charge of $25.8 million in 2001 related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo (a part of Tality). Key factors in this write-off were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of Diablo’s line of business. The charge was determined as the amount by which the carrying value of the intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      In 1999, Cadence incurred a total of $19.9 million in asset impairment charges. Of this amount, $13.3 million represented asset impairment of acquired intangibles from the Excellent Design, or EXD, acquisition. This asset impairment charge resulted from reduced Japanese sales and the loss of key EXD employees, which together resulted in diminished cash flow projections. Cadence entered into certain support agreements with third parties to provide support for EXD software tools previously sold by Cadence customers. The fair value of the EXD acquired intangibles was based on an evaluation of the present value of the estimated expected future cash flows, discounted at 16%. The remaining $6.6 million in asset impairment charges were incurred in connection with the cancellation of an information technology services contract with a third-party, the abandonment of capitalized software development costs associated with certain Cadence products that were discontinued, and the abandonment of certain third-party software licenses related to Research and Development.

Restructuring Charges and Asset Impairments

      In 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the United States, particularly in the electronics industry. Cadence’s restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary, dedicating Cadence’s resources to growth areas, and focusing on profit contribution. Cadence recorded $61.6 million of restructuring charges associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $20.8 million for reduction in personnel, $22.7 million to downsize and close excess facilities and $16.6 million of asset impairment charges related to certain long-lived assets. Management estimates that the restructuring will result in annualized cost reductions of approximately $70.4 million in employee salary and benefit costs and $47.6 million in facility costs.

      The restructuring plan resulted in a reduction of 705 employees, which were predominately Tality employees. While employee reductions are across all business functions, operating units and geographic regions, Cadence’s wireless communications-related areas within Tality were affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence has been reduced. Severance costs resulting from the restructuring included severance benefits, notice pay and out-placement services. As the result of the separation of Tality from Cadence, approximately $5.3 million of the restructuring charges was paid to certain Tality employees who were participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to December 29, 2001. All severance benefits will be paid out before the end of the first quarter of 2002.

      Facilities consolidation charges of $22.7 million were incurred in connection with the downsizing and closing of 16 sites. Closure and downsizing costs included payments required under lease contracts, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate under Statement of Financial Accounting Standards No. 5 Accounting for Contingencies and represents the low end of the range, as required by this statement, $13.1 million, which will be adjusted in the future upon triggering events (e.g., change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $52.8 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. As of December 29, 2001, six sites had been vacated and eight sites had been downsized.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      Asset-related charges of $16.6 million consisted primarily of $13.9 million of leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses. Cadence also recorded $2.2 million of asset-related charges for abandoned software and $1.5 million related to consulting services performed to restructure its research and development process.

      In 1999, Cadence recorded $13.3 million of restructuring charges that consisted of $11.3 million to terminate approximately 100 employees and $2.0 million to downsize and close excess facilities. Cadence’s restructuring plans were primarily aimed at reducing costs after Cadence merged with Quickturn, further restructuring of Cadence’s services business in Japan, and severance resulting from the resignation of Cadence’s former Chief Executive Officer. Severance costs include severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to year-end and substantially all remaining severance benefits were paid in 2000.

      Facilities consolidation charges of $2.0 million were incurred in connection with the closure of 15 Quickturn facilities, including $1.0 million to close duplicate and excess facilities and $1.0 million of abandonment costs for the related leasehold improvements. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. Asset-related write-offs consist of leasehold improvements of facilities that were abandoned and whose estimated fair market value is zero. As of December 29, 2001, 14 of the 15 Quickturn sites had been vacated. Noncancelable lease payments on vacated facilities will be paid through 2003.

      Liabilities for excess facilities and other restructuring charges are included in accrued and other long-term liabilities, while severance and benefits liabilities are included in payroll and payroll-related accruals. The following table summarizes Cadence’s restructuring activity during fiscal years 2001, 2000 and 1999:

	Severance
	And	Excess	Other
	Benefits	Facilities	Restructuring	Assets	Total

	(In thousands)
Balance, January 2, 1999.	13,115	14,496	2,213	11,304	41,128
1999 restructuring charges	11,271	978	—	1,025	13,274
Reclassifications	(515)	179	501	(165)	—
Non-cash utilization	(356)	(813)	(241)	(4,543)	(5,953)
Cash payments	(15,502)	(8,376)	(2,047)	(1,760)	(27,685)

Balance, January 1, 2000.	8,013	6,464	426	5,861	20,764
Reclassifications	—	(1,061)	1,822	(761)	—
Non-cash utilization	(242)	(73)	(744)	(4,716)	(5,775)
Cash payments	(5,452)	(392)	(1,504)	(104)	(7,452)

Balance, December 30, 2000.	2,319	4,938	—	280	7,537
Reclassifications	—	525	—	—	525
2001 restructuring charges	20,832	22,671	—	18,116	61,619
Non-cash charges	(9)	(2,587)	—	(13,960)	(16,556)
Cash charges	(19,774)	(7,499)	—	(2,369)	(29,642)

Balance, December 29, 2001	$4,183	$17,233	$—	$2,067	$23,483

      In 2001, approximately $3.7 million of the restructuring reserve balance at December 30, 2000 was offset to the 2001 restructuring plan.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

Merger Costs

      In connection with the Quickturn acquisition in 1999, Cadence charged to expense merger costs of $8.4 million representing professional fees for financial advisors, attorneys and accountants.

OTHER INCOME, NET

      Other income, net components for 2001, 2000 and 1999 follows:

	2001	2000	1999

	(In thousands)
Interest income	$6,517	4,559	$5,406
Minority interest income (expense)	1,959	638	125
Gain (loss) on foreign exchange	555	5,069	(600)
Equity income (loss) from investments	187	1,128	124
Interest expense	(2,632)	(2,398)	(3,296)
Other expense, net	(4,889)	(4,415)	(389)

Total other income, net	$1,697	$4,581	$1,370

SEGMENT REPORTING

      Cadence’s chief operating decision-making group is its Executive Staff, which includes Cadence’s President and Chief Executive Officer and Cadence’s other senior management. Cadence’s Executive Staff reviews the Cadence consolidated results within three segments: Product, Services and Maintenance, and also reviews Tality’s results separately as a stand-alone entity.

      The Product segment includes revenue and associated costs to design and license to customers a variety of electronic design automation products. The Services segment includes revenue and associated costs to offer methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization, and maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately. Within the Cadence consolidated results, Tality revenue is included in the Services segment, associated Tality cost of goods sold is reflected in each of the three segments, consistent with the benefit derived by the respective segments from those services, and Tality operating expenses are included in the other items.

      Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes amortization of acquired intangibles, inventory write-down and other, operating expenses (marketing and sales, research and development and general and administrative), unusual items, other income, net, and income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue. Tality revenue includes inter-company revenue of $9.3 million for the year ended 2001. There was no inter-company revenue in 2000 or 1999.

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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      The following tables present information about reported segments for the years ended December 29, 2001, December 30, 2000 and January 1, 2000:

					Consolidated
	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)
2001:
Revenue	$830,490	$263,355	$336,595	$—	$1,430,440	$157,867
Cost of revenue	98,177	191,384	65,299	—	354,860	121,809
Amortization of acquired intangibles	—	—	—	92,330	92,330	—

Gross margin	732,313	71,971	271,296	(92,330)	983,250	36,058
Marketing and sales	—	—	—	(393,614)	(393,614)	(25,384)
Research and development	—	—	—	(297,329)	(297,329)	(22,917)
General and administrative	—	—	—	(114,594)	(114,594)	(41,064)
Amortization of acquired intangibles	—	—	—	—	—	(12,101)
Amortization of deferred stock compensation	—	—	—	(17,911)	(17,911)	(9,780)
Restructuring, asset impairment and unusual items	—	—	—	80,649	80,649	(64,175)
Other income (expenses), net	—	—	—	1,697	1,697	(1,351)

Income (loss) before
provision (benefit) for income taxes	$732,313	$71,971	$271,296	$(833,432)	$242,148	$(140,714)

Depreciation and amortization	$114,448	$26,252	$2,524	$87,211	$230,434	$27,085

2000:
Revenue	$627,429	$335,967	$316,154	$—	$1,279,550	$198,423
Cost of revenue	89,937	215,605	63,315	—	368,857	152,369
Amortization of acquired intangibles	—	—	—	80,503	80,503	—

Gross margin	537,492	120,362	252,839	(80,503)	830,190	46,054
Marketing and sales	—	—	—	(390,139)	(390,139)	(35,661)
Research and development	—	—	—	(263,947)	(263,947)	(11,895)
General and administrative	—	—	—	(94,478)	(94,478)	(38,171)
Amortization of acquired intangibles	—	—	—	—	—	(16,257)
Amortization of deferred stock compensation	—	—	—	(11,390)	(11,390)	(7,258)
Unusual items	—	—	—	(6,821)	(6,821)	(4,877)
Other income, net	—	—	—	4,581	4,581	802

Income (loss) before provision (benefit) for income taxes	$537,492	$120,362	$252,839	$(842,697)	$67,996	$(67,263)

Depreciation and amortization	$99,203	$30,062	$2,463	$75,082	$206,810	$30,063

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

					Consolidated
	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)
1999:
Revenue	$505,459	$294,916	$292,928	$—	$1,093,303	$128,873
Cost of revenue	79,504	191,760	53,579	—	324,843	113,141
Amortization of acquired intangibles	—	—	—	61,788	61,788	—

Gross margin	425,955	103,156	239,349	(61,788)	706,672	15,732
Marketing and sales	—	—	—	(354,205)	(354,205)	(32,799)
Research and development	—	—	—	(219,181)	(219,181)	(9,588)
General and administrative	—	—	—	(86,735)	(86,735)	(28,546)
Amortization of acquired intangibles	—	—	—	—	—	(7,114)
Amortization of deferred stock compensation	—	—	—	—	—	—
Unusual items	—	—	—	(59,301)	(59,301)	—
Other income, net	—	—	—	1,370	1,370	33

Income (loss) before provision (benefit) for income taxes	$425,955	$103,156	$239,349	$(779,840)	$(11,380)	$(62,282)

Depreciation and amortization	$85,843	$20,289	$2,192	$55,572	$163,896	$21,866

      Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Cadence licenses its products in Japan through Innotech Corporation, in which Cadence is an approximately 15% stockholder. Cadence markets its methodology services in Japan through a wholly-owned subsidiary.

      Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In 2001, 2000 and 1999, no one customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 29, 2001

      The following table presents a summary of revenues and long-lived assets by geographic region for years ended December 29, 2001, December 30, 2000 and January 1, 2000:

	2001		2000		1999

	(In thousands)
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America:
United States	$785,386	$365,742	$720,802	$316,091	$526,824	$273,542
Other	35,624	2,291	33,878	3,344	25,853	3,843

Total North America	$821,010	$368,033	$754,680	$319,435	$552,677	$277,385

Europe:
United Kingdom	$79,862	$33,991	$99,154	$35,729	$94,037	$37,250
Germany	76,525	1,261	55,092	925	38,839	860
Other	177,234	4,357	112,421	2,847	122,736	3,231

Total Europe	$333,621	$39,609	$266,667	$39,501	$255,612	$41,341

Japan and Asia:
Japan	$181,263	$3,001	$195,793	$4,702	$223,425	$5,079
Asia	94,546	6,546	62,410	5,241	61,589	6,604

Total Japan and Asia	275,809	9,547	258,203	9,943	285,014	11,683

Total	$1,430,440	$417,189	$1,279,550	$368,879	$1,093,303	$330,409

SUBSEQUENT EVENT

      In early 1999, Cadence entered into negotiations with Intelect Communications, Inc. (since renamed TeraForce Technology Corporation), and Intelect’s wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability. In January 2002 the court denied Cadence’s motion for Partial Summary Judgment and set a trial date for March 2002.

      In February 2002, Cadence announced a further restructuring of its Tality business to increase its focus on communications IC design and intellectual property used in wireline communications equipment and to no longer provides board-level, mechanical and packaging services for data and telecommunications equipment. As a result, Tality will reduce its headcount by approximately 200 people. The reductions will result in the closure of its Ottawa, Canada; Lowell, Massachusetts; and Noida, India design centers. A restructuring charge of approximately $25.0 million will be taken in the first quarter of 2002 for severance, facility closure and related asset impairments.

CADENCE DESIGN SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 29, 2001	$52,677	$13,809	$32,000	$(51,564)	$46,922 *
Year Ended December 30, 2000	$58,490	$2,306	$16,007	$(24,126)	$52,677
Year Ended January 1, 2000	$41,034	$9,070	$41,295	$(32,909)	$58,490

(1)	Sales returns allowance, offset against revenue.

(2)	Uncollectible accounts written-off, net of recoveries, and sales returns.

*	Includes $3.3 million in Long-Term Installment Contract Receivables.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ H. RAYMOND BINGHAM

H. Raymond Bingham
President and Chief Executive Officer
Dated: March 11, 2002

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME/TITLE	DATE

/s/ H. RAYMOND BINGHAM H. Raymond Bingham President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2002

/s/ WILLIAM PORTER William Porter Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2002

ADDITIONAL DIRECTORS
/s/ DONALD L. LUCAS Donald L. Lucas	March 11, 2002

/s/ SUSAN L. BOSTROM Susan L. Bostrom	March 11, 2002

/s/ DR. LEONARD Y. W. LIU Dr. Leonard Y. W. Liu	March 11, 2002

/s/ DR. ALBERTO SANGIOVANNI-VINCENTELLI Dr. Alberto Sangiovanni-Vincentelli	March 11, 2002

/s/ GEORGE M. SCALISE George M. Scalise	March 11, 2002

/s/ DR. JOHN B. SHOVEN Dr. John B. Shoven	March 11, 2002

/s/ ROGER SIBONI Roger Siboni	March 11, 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.02	Master Separation Agreement, dated as of July 14, 2000 by and among the Registrant, Cadence Holdings, Inc. and Tality Corporation (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended July 1, 2000 (the “2000 Second Quarter Form 10-Q”)).

2.03	Amended and Restated Agreement of Limited Partnership of Tality, LP, dated as of October 4, 2000 between Tality Corporation and Cadence Holdings, Inc (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (the “2000 Third Quarter Form 10-Q”)).

2.04	Amended and Restated Master Separation Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality LP (Incorporated by reference to Exhibit 2.02 to the 2000 Third Quarter Form 10-Q).

2.05	General Assignment and Assumption Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.03 to the 2000 Third Quarter Form 10-Q).

2.06	Master Intellectual Property Ownership and License Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.04 to the 2000 Third Quarter Form 10-Q).

2.07	Employee Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.05 to the 2000 Third Quarter Form 10-Q).

2.08	Master Corporate Services Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.06 to the 2000 Third Quarter Form 10-Q).

2.09	Real Estate Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.07 to the 2000 Third Quarter Form 10-Q).

2.10	Master Confidentiality Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.08 to the 2000 Third Quarter Form 10-Q).

2.11	Indemnification and Insurance Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.09 to the 2000 Third Quarter Form 10-Q).

2.12	Asset Purchase Agreement, dated as of October 4, 2000 by and among the Registrant, Cadence Design System (Canada) Limited and Tality Canada Corporation (Incorporated by reference to Exhibit 2.10 to the 2000 Third Quarter Form 10-Q).

2.13	Asset Purchase Agreement, dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design Systems Limited (Incorporated by reference to Exhibit 2.11 to the 2000 Third Quarter Form 10-Q).

2.14	Fixed Term License Agreement, dated as of October 4, 2000 between the Registrant and Tality, LP (Incorporated by reference to Exhibit 2.12 to the 2000 Third Quarter Form 10-Q).

Exhibit
Number	Exhibit Title

2.15	Joint Technology Development and Support Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.13 to the 2000 Third Quarter Form 10-Q).

2.16	Joint Sales Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.14 to the 2000 Third Quarter Form 10-Q).

2.17	General Assignment and Assumption Agreement, dated as of June 2, 2001 between Tality Corporation and Tality, LP. (Incorporated by reference to Exhibit 2.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 (the “2001 Second Quarter Form 10-Q”)).

2.18	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.18 to the 2001 Second Quarter Form 10-Q).

2.19	Form of offer to exchange outstanding Tality options for Cadence options, together with Form of Letter to Option Holders including summary of terms and election form, dated as of November 26, 2001.

3.01	(a) The Registrant’s Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit 3.02(c) to the Registrant’s Form S-1 Registration Statement (No. 33-23107) filed on July 18, 1988 (the “1988 Form S-1”)).

(b) The Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock, as amended on February 1, 2000, as filed with the Secretary of State of the State of Delaware on June 8, 1989 (Incorporated by reference to Exhibit 3A to the Registrant’s Current Report on Form 8-K (No. 0-15867) filed on June 12, 1989 (the “1989 Form 8-K”) and amended by Exhibit 4.01 to this Form 10-K).

(c) The Registrant’s Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (Incorporated by reference to Exhibit 3.01(f) to the Registrant’s Form 10-K for the year ended December 31, 1991).

(d) The Registrant’s Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(i) to the Registrant’s Form 10-Q for the quarter ended July 4, 1998 (the “1998 Second Quarter Form 10-Q”)).

(e) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the 1998 Second Quarter Form 10-Q).

3.02	The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-Q for the quarter ended April 3, 1999).

4.01	Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (No. 33-43400) filed October 17, 1991).

Exhibit
Number	Exhibit Title

4.02	Amended and Restated Rights Agreement, dated as of February 1, 2000 between the Registrant and ChaseMellon Shareholder Services, L.L.C., which includes as exhibits thereto the Certificate of Designation for the Series A Junior Participating Preferred Stock, the form of Rights Certificate, and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2000.)

*10.01	The Registrant’s 1987 Stock Option Plan, as amended and restated, effective February 23, 1998 (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on March 31, 1998 (the “1998 Definitive Proxy Statement”)).

*10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).

*10.03	The Registrant’s 1988 Directors Stock Option Plan, as amended, effective May 4, 1993, including the Stock Option Grant and Form of Stock Option Exercise Notice and Agreement (The first document is incorporated by reference to Exhibit 4.02 to the Registrant’s Form S-8 Registration Statement (No. 33-53913) filed on May 31, 1994 (the “1994 Form S-8”) and the latter two documents are incorporated by reference to Exhibits 10.08 to 10.10 to the 1988 Form S-1).

*10.04	The Registrant’s 1993 Directors Stock Option Plan, effective July 22, 1993, including the Form of Stock Option Grant (Incorporated by reference to Exhibit 4.04 to the 1994 Form S-8).

*10.05	The Registrant’s 1995 Directors Stock Option Plan, as amended, effective May 5, 1999, including the Form of Stock Option Grant (The first document is incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the quarter ended July 3, 1999 (the “1999 Second Quarter Form 10-Q”) and the latter is incorporated by reference to Exhibit 10.05 to the Registrant’s Form 10-K for the fiscal year ended December 30, 1995 (the “1995 Form 10-K”)).

*10.06	The Registrant’s 1990 Employee Stock Purchase Plan, as amended and restated, effective May 5, 1999 (Incorporated by reference to Exhibit 10.50 to the 1999 Second Quarter Form 10-Q).

*10.07	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended, effective January 1, 2001 (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10.08	The Registrant’s Deferred Compensation Plan for 1994, as amended and restated effective January 1, 2001.

*10.09	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated January 1, 2001.

10.10	The 1993 Non-Statutory Stock Option Plan, as currently in effect, including amendment effective July, 1995.

*10.11	The Registrant’s 401(k) Plan, as amended and restated, effective July 1, 1995 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended March 30, 1996 (the “1996 First Quarter Form 10-Q”)).

Exhibit
Number	Exhibit Title

10.14	Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K., and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarter ended June 28, 1997).

10.15	CCT 1993 Equity Incentive Plan, as amended and restated, effective August 16, 1995, Form of Equity Incentive Plan Stock Option Agreement, Form of Exercise of Equity Incentive Plan Stock Option and Form of Equity Incentive Plan Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

*10.18	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended January 3, 1998).

10.19	Revolving Credit Agreement, dated as of September 29, 1998 between ABN-AMRO Bank and the Registrant (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended October 3, 1998 (the “1998 Third Quarter Form 10-Q”)).

10.20	First Amendment to the Revolving Credit Agreement, dated as of October 16, 1998 between ABN-AMRO Bank and the Registrant (Incorporated by reference to Exhibit 10.46 to the 1998 Third Quarter Form 10-Q).

*10.22	Consulting Agreement, dated as of March 8, 1999 between the Registrant and George M. Scalise (Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2000 (the “1999 Form 10-K”)).

*10.26	Employment Agreement, dated as of September 16, 1999 between the Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarter ended October 2, 1999 (the “1999 Third Quarter Form 10-Q”)).

*10.27	Consulting Agreement, dated as of July 1999 between the Registrant and Alberto Sangiovanni-Vincentelli (Incorporated by reference to Exhibit 10.52 to the 1999 Third Quarter Form 10-Q).

10.28	Design Acceleration, Inc. 1994 Stock Option Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (No. 333-71717) filed on February 3, 1999).

10.29	Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30	Pi Design Systems, Inc. 1990 Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.2 to the June 1999 Form S-8).

10.31	Quickturn Design Systems, Inc. 1992 Key Executive Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.3 to the June 1999 Form S-8).

10.32	Quickturn Design Systems, Inc. 1993 Employee Qualified Stock Purchase Plan, as amended, (Incorporated by reference to Exhibit 99.4 to the June 1999 Form S-8).

10.33	Quickturn Design Systems, Inc. 1994 Outside Director Stock Option Plan (Incorporated by reference to Exhibit 99.7 to the June 1999 Form S-8).

10.34	Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan, as amended, (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35	Quickturn Design Systems, Inc. 1997 Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

Exhibit
Number	Exhibit Title

10.36	SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

10.37	OrCAD, Inc. 1991 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-85591) filed on August 19, 1999 (the “August 1999 Form S-8”)).

10.38	OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the August 1999 Form S-8).

10.39	OrCAD, Inc. Amended 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to the August 1999 Form S-8).

*10.40	Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K).

10.41	Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-93609) filed on December 24, 1999 (the “December 1999 Form S-8”)).

10.42	Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43	The Registrant’s 2000 Non-Statutory Equity Incentive Plan, as amended and restated November 1, 2001 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No.333-69589) filed on November 14, 2001).

*10.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

10.45	Credit Agreement, dated as of September 29, 2000 by and among the Registrant and ABN AMRO Bank N.V., Bank One, N.A., KeyBank National Association and UBS AG, Stamford Branch (Incorporated by reference to Exhibit 10.01 to the 2000 Third Quarter Form 10-Q).

10.46	Amended and Restated 364 Day Credit Agreement, dated September 28, 2001 by and among the Registrant., Fleet National Bank, KeyBank National Association, UBS AG, Stamford Branch and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the quarter ended September 29, 2001 (the “2001 Third Quarter Form 10-Q”)).

10.47	The Registrant’s 1997 Nonstatutory Stock Option Plan, as amended and restated, effective November 1, 2000 (Incorporated by reference to Exhibit 10.03 to the 2000 Third Quarter Form 10-Q).

10.50	Tality Holdings, Inc. 2000 Equity Incentive Plan, effective July 26, 2001 (Incorporated by reference to Exhibit 10.50 to the 2001 Second Quarter Form 10-Q).

10.51	Tality Holdings, Inc. 2000 Directors Stock Option Plan, effective July 26, 2001 (Incorporated by reference to Exhibit 10.51 to the 2001 Second Quarter Form 10-Q).

10.52	Employment Agreement between Ronald R. Barris and the Registrant dated July 1, 2000 (Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000 (the “2000 Form 10-K”)).

*10.53	Description of the Registrant’s Stock Purchase Program (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000 (the “2000 Form 10-K”)).

Exhibit
Number	Exhibit Title

10.54	Form of Promissory Note and Pledge Agreement for employees of the Registrant delivered in connection with purchases of shares of Tality Corporation restricted Class A common stock (Incorporated by reference to Exhibit 10.54 to the 2000 Form 10-K).

10.55	Form of Promissory Note of Ronald R. Barris to the Registrant dated September 18, 2000 (Incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).

10.56	Form of Letter Agreement between the Registrant and certain holders of Tality Corporation Class A Common Stock and regarding the repurchase of Tality stock (Incorporated by reference to Exhibit 10.56 to the 2001 Second Quarter Form 10-Q).

10.57	The Registrant’s 2001 Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.57 to the 2001 Second Quarter Form 10-Q).

10.58	The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the Second Quarter 2001 10-Q).

*10.59	Executive Separation, Release and Consulting Agreement, dated as of August 31, 2001 between the Registrant, Tality Corporation and Robert P. Wiederhold (Incorporated by reference to Exhibit 10.59 to the 2001 Third Quarter Form 10-Q).

10.60	First Amendment to Credit Agreement, dated September 28, 2001, among the Registrant, Bank One, N.A., Key Bank National Association, UBS AG and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.60 to the 2001 Third Quarter Form 10-Q).

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-56898) filed on March 12, 2001 (the “March 2001 S-8”)).

10.62	CadMOS Design Technology, Inc. 2001 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-82044) filed on February 4, 2002).

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001.

*10.66	Executive Separation, Release and Consulting Agreement, dated as of December 3, 2001, between the Registrant and Ronald R. Barris.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Arthur Andersen LLP.

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.