Form 10-Q
period 2002-03-30
CADENCE DESIGN SYSTEMS INC
filed 2002-05-14
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10606

CADENCE DESIGN SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0148231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2655 Seely Avenue, Building 5, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 943-1234

(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      At May 4, 2002, there were 250,567,787 shares of the registrant’s common stock, $0.01 par value, outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 30,	December 29,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents	$179,225	$206,311
Short-term investments	46,040	68,483
Receivables, net	243,319	258,402
Inventories	16,254	18,151
Prepaid expenses and other	98,119	83,575

Total current assets	582,957	634,922

Property, plant and equipment, net	427,249	417,189
Software development costs, net	12,238	11,938
Acquired intangibles, net	427,671	413,641
Installment contract receivables, net	58,829	58,918
Other assets	212,138	193,422

Total Assets	$1,721,082	$1,730,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital leases	$1,293	$1,397
Accounts payable and accrued liabilities	193,705	259,029
Deferred revenue	220,007	211,965

Total current liabilities	415,005	472,391

Long-Term Liabilities:
Capital leases	1,254	1,476
Other long-term liabilities	153,293	134,816

Total long-term liabilities	154,547	136,292

Stockholders’ Equity:
Common stock and capital in excess of par value	637,888	628,697
Deferred stock compensation	(48,414)	(56,241)
Retained earnings	556,857	535,511
Accumulated other comprehensive income	5,199	13,380

Total stockholders’ equity	1,151,530	1,121,347

Total Liabilities and Stockholders’ Equity	$1,721,082	$1,730,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Revenue:
Product	$219,049	$181,257
Services	43,266	80,020
Maintenance	82,399	83,380

Total revenue	344,714	344,657

Costs and Expenses:
Cost of product	18,100	21,663
Cost of services	32,766	53,716
Cost of maintenance	16,428	16,958
Marketing and sales	96,781	93,487
Research and development	78,190	70,980
General and administrative	26,430	30,755
Amortization of acquired intangibles	18,649	21,992
Amortization of deferred stock compensation(1)	3,493	5,940
Restructuring, asset impairment and special charges	28,808	17,084

Total costs and expenses	319,645	332,575

Income from operations	25,069	12,082
Other income (expense), net	5,003	(378)

Income before provision for income taxes	30,072	11,704
Provision for income taxes	8,727	7,882

Net income	$21,345	$3,822

Basic net income per share	$0.09	$0.02

Diluted net income per share	$0.08	$0.01

Weighted average common shares outstanding	249,720	245,994

Weighted average common and potential common shares outstanding — assuming dilution	260,871	260,451

(1) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$304	$1,606
Marketing and sales	1,207	1,235
Research and development	1,039	420
General and administrative	943	2,679

	$3,493	$5,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Cash and Cash Equivalents at Beginning of Period	$206,311	$85,220

Cash Flows from Operating Activities:
Net income	21,345	3,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,461	58,359
Net investment gain on sale	(15,078)	(497)
Minority income expense	—	(855)
Fair market value of options issued to consultants	177	—
Deferred income taxes	672	851
Write-off of acquired in-process technology	—	12,100
Provisions for impairment of venture capital partnership	2,769	959
Non-cash restructuring	5,717	—
Tax benefit on stock option exercise	2,528	4,104
Provisions for losses on trade accounts receivable	1,631	7,497
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(54,943)	(12,967)
Inventories	1,897	(3,765)
Prepaid expenses and other	(22,233)	(6,846)
Installment contract receivables	(11,816)	15,420
Other assets	(7,919)	(9,227)
Accounts payable and accrued liabilities	(75,006)	(33,520)
Deferred revenue	8,042	3,475
Other long-term liabilities	18,337	(2,477)

Net cash provided by (used for) operating activities	(71,419)	36,433

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments	23,815	50,635
Purchases of short-term investments — available-for-sale	—	(9,824)
Purchases of property, plant and equipment	(31,542)	(33,127)
Capitalization of software development costs	(6,991)	(7,619)
Investment in venture capital partnership and equity investments	(2,050)	(8,528)
Net cash effect of business acquisitions	(19,580)	2,162
Sale of put warrants	—	12,032
Purchase of call options	—	(12,032)

Net cash used for investing activities	(36,348)	(6,301)

Cash Flows from Financing Activities:
Proceeds from credit facility and capital leases	—	85,549
Principal payments on credit facility and capital leases	(300)	(86,205)
Proceeds from issuance of common stock	45,333	23,961
Purchases of treasury stock	(42,404)	(61,887)
Proceeds from transfer of financial assets in exchange for cash	80,399	26,354

Net cash provided by (used for) financing activities	83,028	(12,228)

Effect of exchange rate changes on cash	(2,347)	(2,505)

Net increase (decrease) in cash and cash equivalents	(27,086)	15,399

Cash and Cash Equivalents at End of Period	$179,225	$100,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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

      Certain amounts in the consolidated financial statements as of December 29, 2001 and for the three months ended March 31, 2001 have been reclassified to conform with the March 30, 2002 presentation.

ACQUISITION

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. The purchase price will increase by up to an additional 488,970 shares if certain predetermined performance goals are achieved over the three years following the acquisition. These goals are bookings, product development and continued employment of certain CadMOS employees. Cadence booked an additional 168,832 shares, valued at $3.6 million, in the first quarter of 2002 due to CadMOS’ achievement of certain predetermined performance goals. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $58.3 million, which has been adjusted to $61.9 million as a result of the performance goals, and technology and other acquired intangibles of $12.9 million. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

TALITY SEPARATION

      On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s IPO. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. As a result of the separation in the third quarter of 2000, Cadence recorded deferred stock compensation resulting from Tality option grants and sales of Tality restricted stock. On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence expensed $2.8 million of IPO-related costs in the first quarter of 2001. In addition to the $2.8 million, Cadence also expensed $2.0 million of Tality separation costs in 2001, related primarily to

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

information systems separation, legal and consulting fees. On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during the second, third and fourth quarters of 2001, and is currently a wholly-owned subsidiary of Cadence. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring Charges and Asset Impairment”.

RESTRUCTURING CHARGES AND ASSET IMPAIRMENT

      In the second quarter of 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the electronics industry, particularly in the United States. The restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary, dedicating Cadence’s resources to growth areas, and focused on improving profit contribution.

      In the first quarter of 2002, Cadence recorded $17.7 million of restructuring charges associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $7.1 million for reduction in personnel, $6.0 million to downsize and close excess facilities, and $4.6 million of asset impairment charges related to certain long-lived assets. Management estimates that the restructuring will result in annualized cost reductions of approximately $24.1 million in salary and benefit costs and $13.4 million in facility costs.

      The restructuring plan will result in the termination of employment for approximately 270 personnel. While such terminations are across all business functions, operating units and geographic regions, the communications-related areas within the Tality subsidiary are the most affected. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Costs resulting from the restructuring included severance benefits, notice pay and out-placement services. All terminations and termination benefits were communicated to the affected employees prior to March 30, 2002. All severance benefits will be paid out by September 28, 2002.

      Facilities consolidation charges of $6.0 million were incurred in connection with the downsizing and closing of seven sites. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The low end of the lease loss range related to the worldwide restructure plan initiated in 2001 is $14.5 million, which will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $54.8 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Asset-related costs that were expensed consisted of leasehold improvements for facilities that were abandoned and for which the estimated fair market value is zero. As of March 30, 2002, seven sites had been vacated and 13 sites had been downsized.

      Asset-related charges of $4.6 million were incurred in connection with leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The following table summarizes Cadence’s restructuring activity for the three months ended March 30, 2002:

	For the Three Months Ended March 30, 2002

	(In thousands)
	Severance
	And	Excess		Other
	Benefits	Facilities	Assets	Restructuring	Total

	(In thousands)
Balance, December 29, 2001	$4,183	$17,233	$2,067	$—	$23,483
2002 restructuring charges	7,107	5,826	4,590	184	17,707
Non-cash charges	(9)	(396)	(960)	—	(1,365)
Cash charges	(2,288)	(7,669)	(32)	—	(9,989)

Balance, March 30, 2002	$8,993	$14,994	$5,665	$184	$29,836

INVENTORIES

      Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

      A summary of inventories follows:

	March 30,	December 29,
	2002	2001

	(In thousands)
Raw materials	$15,957	$18,133
Work in process	297	18

Total inventories	$16,254	$18,151

CREDIT FACILITY

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities, referred to as the Three-Year Facility, is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. As amended, the 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million on a rolling four-

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

quarter basis. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows amounts under the 2000 Facilities. At March 30, 2002, there were no borrowings outstanding.

COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in stockholders’ equity. A summary of comprehensive income (loss) follows:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In thousands)
Net income	$21,345	$3,822
Translation loss	(2,525)	(2,253)
Unrealized loss on investments	(5,655)	(1,690)

Comprehensive income (loss)	$13,165	$(121)

NET INCOME PER SHARE

      The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In thousands)
Weighted average common shares used to calculate basic net income per share	249,720	245,994
Options	10,849	13,917
Puts	127	35
Warrants and other contingent common shares	175	505

Weighted average common and potential common shares used to calculate diluted net income per share	260,871	260,451

      Options to purchase 11,207,950 shares of common stock were outstanding at March 30, 2002, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2012. Put warrants to purchase 1,210,000 shares of common stock were outstanding at March 30, 2002, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The outstanding put warrants expire on various dates through May 2002.

      Options to purchase 2,782,124 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2011. Put warrants to purchase 5,032,023 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted net income per share

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

because their effect would be antidilutive. The put warrants outstanding during the three months ended March 31, 2001 expired on various dates through February 2002.

CONTINGENCIES

      Refer to Part II, Item 1 for a description of legal proceedings.

PUT WARRANTS AND CALL OPTIONS

      On August 1, 2001, the Cadence Board of Directors authorized a share repurchase program under which repurchased shares with a value of up to $500 million will be used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions.

      As part of its authorized stock repurchase program, Cadence has sold put warrants through private placements. At March 30, 2002, there were 1.2 million put warrants outstanding that entitle the holder to sell one share of common stock to Cadence on a specified date and at a specified price of $15.50 per share. Additionally, during this same period, Cadence purchased call options that entitle Cadence to buy one share of common stock at a specified price to satisfy anticipated stock repurchase requirements under Cadence’s repurchase programs. At March 30, 2002, Cadence had 1.0 million call options outstanding at a price of $15.75 per share. The put warrants and call options outstanding at March 30, 2002 expire on various dates through May 2002. Cadence has the contractual ability to settle the options prior to their maturity in cash or stock. At March 30, 2002, the estimated fair value of the call options was approximately $6.7 million and the estimated fair value of the put warrants was approximately $0.2 million.

      If exercised, Cadence has the right to settle the put warrants with common stock equal to the difference between the exercise price and the fair value of the common stock at the date of exercise. Settlement of the put warrants with common stock could cause Cadence to issue a substantial number of shares, depending on the exercise price of the put warrants and the per share fair value of Cadence’s common stock at the time of exercise. In addition, settlement of put warrants in common stock could lead to the disposition by put warrant holders of shares of Cadence’s common stock that such holders may have accumulated in anticipation of the exercise of the put warrants or call options, which may adversely affect the price of Cadence’s common stock. At March 30, 2002, Cadence had the ability to settle these put warrants with common stock and, therefore, no amount was classified out of stockholders’ equity in the condensed consolidated balance sheets.

MINORITY INTEREST

      In connection with the termination of the Tality IPO, Cadence and Tality redeemed the minority interest in Tality. As of December 29, 2001, Cadence and Tality had repurchased all the minority interest shares outstanding.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

      The supplemental cash-flow information for the three months ended March 30, 2002 and March 31, 2001:

	For the
	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In thousands)
Cash Paid During the Period For:
Interest	$252	$76

Income taxes (including foreign withholding tax)	$3,245	$6,327

Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$8,071	$94,301

Unrealized loss on available-for-sale securities	$5,655	$1,690

Deferred stock compensation related to stock options and restricted stock	$4,511	$6,905

Capital lease obligations incurred for equipment	$—	$153

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

      Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes amortization of acquired intangibles, operating expenses (marketing and sales, research and development, and general and administrative), special charges, other income, net, and income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue. Tality revenue includes inter-company revenue of $3.0 million for the quarter ended March 30, 2002. There was no inter-company revenue in the same quarter of 2001.

      Cadence’s management does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence’s Executive Staff to make decisions about resources to

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

be allocated among the segments or to assess their performance. Depreciation and amortization of purchased software is allocated among the segments in order to determine each segment’s gross margin.

      The following tables present information about reported segments for the three months ended March 30, 2002 and March 31, 2001:

	For the Three Months Ended March 30, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)
Revenue	$219,049	$43,266	$82,399	$—	$344,714	$24,423
Cost of revenue	18,100	32,766	16,428	—	67,294	16,627
Amortization of acquired intangibles	—	—	—	18,649	18,649	—

Gross margin	200,949	10,500	65,971	(18,649)	258,771	7,796
Operating expenses	—	—	—	(233,702)	(233,702)	(30,381)
Other income (expense), net	—	—	—	5,003	5,003	(185)

Income (loss) before provision for income taxes	$200,949	$10,500	$65,971	$(247,348)	$30,072	$(22,770)

	For the Three Months Ended March 31, 2001

					Consolidated
	Product	Services	Maintenance	Other	Total	Tality

	(In thousands)
Revenue	$181,257	$80,020	$83,380	$—	$344,657	$44,180
Cost of revenue	21,663	53,716	16,958	—	92,337	38,815
Amortization of acquired intangibles	—	—	—	21,992	21,992	—

Gross margin	159,594	26,304	66,422	(21,992)	230,328	5,365
Operating expenses	—	—	—	(218,246)	(218,246)	(41,885)
Other expense, net	—	—	—	(378)	(378)	(659)

Income (loss) before provision for income taxes	$159,594	$26,304	$66,422	$(240,616)	$11,704	$(37,179)

      Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Cadence licenses its products in Japan through Innotech Corporation, in which Cadence is an approximately 15% stockholder. Cadence markets its methodology services in Japan through a wholly-owned subsidiary.

      Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In the three months ended March 30, 2002 and March 31, 2001, no customer accounted for more than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The following table presents a summary of revenues by geographic region for the three months ended March 30, 2002 and March 31, 2001:

	For the
	Three Months Ended

	March 30,	March 31,
	2002	2001

North America:
United States	$194,670	$209,948
Other	9,833	7,016

Total North America	$204,503	$216,964

Europe:
United Kingdom	$18,890	$16,360
Other	37,676	43,278

Total Europe	$56,566	$59,638

Japan and Asia:
Japan	$61,633	$48,920
Asia	22,012	19,134

Total Japan and Asia	83,645	68,054

Total	$344,714	$344,656

      The following table presents a summary of long-lived assets by geographic region for the period ended March 30, 2002 and December 29, 2001:

	As of

	March 30,	December 29,
	2002	2001

North America:
United States	$378,364	$365,742
Other	1,758	2,291

Total North America	$380,122	$368,033

Europe:
United Kingdom	$31,149	$33,991
Other	5,201	5,618

Total Europe	$36,350	$39,609

Japan and Asia:
Japan	$3,177	$3,001
Asia	7,601	6,546

Total Japan and Asia	10,778	9,547

Total	$427,250	$417,189

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENT 142

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and, as a result, Cadence has ceased to amortize approximately $201.8 million of goodwill. In lieu of amortization, Cadence is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. Cadence completed a preliminary review during the first quarter of 2002, and will finalize the analysis before the end of the second quarter of 2002. Based on the preliminary analysis, Cadence does not expect to record an impairment charge.

      In the initial impairment review, Cadence reviewed the realizability of acquired technology, goodwill and intangibles on an ongoing basis, and if there was an indication of impairment, Cadence performed procedures under the applicable accounting pronouncements to quantify any impairment that exists. Determining the amount of impairment of these assets requires Cadence to estimate future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from these estimates. Future impairment charges under existing pronouncements and under SFAS No. 142 could be material.

      The following table presents the pro forma effect of SFAS No. 142 for the three months ended March 30, 2002 and March 31, 2001:

	For the Three Months Ended

	March 30, 2002	March 31, 2001

	(In thousands except
	for per share amounts)
Reported net income	$21,345	$3,822
Add back: Goodwill/ Workforce amortization	—	8,137

Adjusted net income	$21,345	$11,959

Basic earnings per share:
Reported net income	$0.09	$0.02
Goodwill/ Workforce amortization	—	0.03

Adjusted net income	$0.09	$0.05

Diluted earnings per share:
Reported net income	$0.08	$0.01
Goodwill/ Workforce amortization	—	0.04

Adjusted net income	$0.08	$0.05

SUBSEQUENT EVENTS

      On April 24, 2002, Cadence announced it had signed a merger agreement to acquire Simplex Solutions, Inc., a Sunnyvale, California-based company that provides software and services for the design and verification of integrated circuits. Under the terms of the agreement, Cadence will acquire Simplex in a tax-free, stock-for-stock merger with an equity value at the time of announcement of approximately $302 million, or $18 per share of Simplex common stock, subject to maximum exchange ratio of 0.9245 and the minimum exchange ratio of 0.7563. The acquisition is expected to be completed in the third quarter of 2002. The final exchange ratio will be equal to $18 divided by the average of the closing price of one share of Cadence common stock on the New York Stock Exchange for the 10 trading days ending on and including the second trading day before the Simplex stockholders meeting to approve the merger. If that average is equal to or higher than $23.80, then each share of Simplex common stock will be exchanged for 0.7563 of a share of Cadence common stock,

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and if that average is equal to or lower than $19.47, then each Simplex share of common stock will be exchanged for 0.9245 of a share of Cadence common stock.

      On April 24, 2002, Cadence announced it completed the acquisition of Plato Design Systems, Inc., a privately held design technology firm headquartered in San Jose, California. Plato provides scalable and physical design optimization solutions to close the gap between design productivity and silicon technology. The acquisition was structured as a stock-for-stock merger.

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

          Tality Separation

      On July 17, 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation. Tality filed a registration statement with the Securities and Exchange Commission for Tality’s IPO. Tality’s separation from Cadence was substantially completed on October 4, 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. As a result of the separation in the third quarter of 2000, Cadence recorded deferred stock compensation resulting from Tality option grants and sales of Tality restricted stock. On October 9, 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence expensed $2.8 million of IPO-related costs in the first quarter of 2001. In addition to the $2.8 million, Cadence also expensed $2.0 million of Tality separation costs in 2001, related primarily to information systems separation, legal and consulting fees. On April 17, 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during the second, third and fourth quarters of 2001, and is currently a wholly-owned subsidiary of Cadence. See “Unusual Items — Tality IPO-Related Expense and Separation Costs.”

          Restructuring Charges And Asset Impairment

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

      In the first quarter of 2002, Cadence recorded $17.7 million of restructuring charges associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $7.1 million for reduction in personnel, $6.0 million to downsize and close excess facilities, and $4.6 million of asset impairment charges related to certain long-lived assets. Management estimates that the restructuring will result in annualized cost reductions of approximately $24.1 million in salary and benefit costs and $13.4 million in facility costs.

      The restructuring plan will result in the termination of employment for approximately 270 personnel. While such terminations are across all business functions, operating units and geographic regions, the communications-related areas within the Tality subsidiary are the most affected. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Cost resulting from the restructuring included severance benefits, notice pay and out-placement services. All terminations and termination benefits were communicated to the affected employees prior to March 30, 2002. All severance benefits will be paid out by September 28, 2002.

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

      Cadence applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software products and sales of hardware where the software is not incidental.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and vendor-specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Vendor-specific objective evidence of fair value is defined as the value of each element of an arrangement if sold separately and is established when a software vendor demonstrates a history of having sold the element separately and of collecting on that element from a representative sample of arrangements on a consistent basis. If vendor-specific objective evidence of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

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

      For term and subscription licenses, Cadence uses the license and a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales and maintenance renewals, Cadence uses a purchase order as evidence of an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship together with binding purchase orders from the distributor on a transaction-by-transaction basis. For services, Cadence uses a signed statement of work to evidence an arrangement.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Cadence assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. Cadence uses installment contracts for term and subscription licenses for which it has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and payments are generally collected quarterly. If different conditions were to prevail and Cadence no longer had a history of collecting without providing concessions on term licenses, then revenue from term licenses would be required to be recognized ratably over the term of the licenses. This change would have a material impact on Cadence’s reported results.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Cadence determines that collection of a fee is not reasonably assured, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

      Services revenue consists primarily of revenue received for performing methodology and design services. Fixed-price methodology and design service contracts are accounted for using contract accounting, which is generally the percentage-of-completion method rather than the completed-contract method, and time and materials contracts are accounted for on a monthly basis as work is performed. In addition, for small fixed-price-projects, such as training classes and small, standard methodology service engagements of approximately $10,000 in size or less, revenue is recognized when the work is completed. Cadence has a history of accurately estimating project status and the cost to complete projects. If different conditions were to prevail where accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. This change would have a material impact on Cadence’s reported results.

          Estimating valuation allowances and accrued liabilities

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      Management specifically analyzes accounts receivable and also analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, changes in customer demand and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

      Cadence has restructured business units in the past and has established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased properties that it has vacated. These reserves are based upon management’s estimate of the landlord’s willingness to negotiate a termination fee, the time require to sublet the properties and the amount of sublet income that might be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial increase to restructuring expense should different conditions prevail than were anticipated in original management estimates.

      Cadence assesses the need for reserves on inventory based on forward projections of sales of hardware products that are updated monthly. As a result of these projections, all inventory value in excess of 12 months’ sales projections (except for inventory expected to be used in ongoing service and maintenance of the installed base of customer owned systems) is written off. Once inventory is written down, the write down cannot be reversed.

          Accounting for income taxes

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

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Cadence recorded a valuation allowance for 2001 due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which Cadence operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Cadence adjusts these estimates in future periods, Cadence may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

          Valuation of intangible assets and goodwill

      Cadence periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      For assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail or judgment be made, material write downs of net intangible assets and/or goodwill could occur.

      It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

Results of Operations

Revenue

	Three Months Ended

	March 30,	March 31,
	2002	2001	% Change

	(In millions)
Product	$219.0	$181.3	21%
Services	43.3	80.0	(46)%
Maintenance	82.4	83.4	(1)%

Total revenue	$344.7	$344.7	0%

Sources of Revenue as a Percent of Total Revenue

Product	63%	53%
Services	13%	23%
Maintenance	24%	24%

      Product revenue increased $37.8 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to an increase in license renewals with major customers and to a lesser extent an increase in new sales of Cadence’s software products. The increase in sales volume of products was primarily due to an increase in sales volume of Cadence’s integrated circuit implementation products, which include synthesis place and route, physical design, and physical verification products, and intellectual property-creation products, which include mixed signal and simulation products. Cadence’s software licenses revenue recognized on a ratable basis comprised approximately one third of software revenue for the first quarters of 2002 and 2001.

      Services revenue decreased $36.8 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to a reduction in customers’ spending budgets for external services resulting in a decrease in engagements. The decrease was the result of the economic slowdown experienced in the telecommunications and consumer products industries. Cadence believes that the slowdown will continue throughout 2002. Tality’s revenue declined $22.8 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to fewer active engagements and decreased total service hours billed. Tality’s revenue is expected to continue to be affected by the slowdown in the economy generally, and the electronics industry specifically, and reductions of its workforce in connection with its restructurings. Methodology Services revenue declined $14.1 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to a general weakness in customer demand for short-term consulting services.

      Maintenance revenue declined $1.0 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to customers’ failure to renew maintenance contracts.

Revenue by Geography

	Three Months Ended

	March 30,	March 31,
	2002	2001	% Change

	(In millions)
Domestic	$194.7	$210.0	(7)%
International	150.0	134.7	11%

Total revenue	$344.7	$344.7	0%

Revenue by Geography as a Percent of Total Revenue

Domestic	56%	61%
International	44%	39%

      International revenue increased $15.3 million in the first quarter of 2002, when compared to the first quarter of 2001, primarily due to increases in product revenue in all regions, partially offset by a decrease in services revenue in all regions.

      Differences in the rate of revenue growth over the periods presented and as compared geographically are primarily due to fluctuations in sales volume of integrated circuit implementation and intellectual property creation products and upon contractual renewal cycles.

      Foreign currency exchange rates negatively affected reported revenue by $8.9 million and $4.5 million for the first quarters of 2002 and 2001, respectively, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue by geographic areas can be found under “Segment Reporting” in the Notes to Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended

	March 30,	March 31,
	2002	2001	% Change

	(In millions)
Product	$18.1	$21.7	(16)%
Services	$32.8	$53.7	(39)%
Maintenance	$16.4	$17.0	(3)%

Cost of Revenue as a Percent of Related Revenue

Product	8%	12%
Services	76%	67%
Maintenance	20%	20%

      Cost of product revenue includes employee salary and benefit costs, costs of packaging and documentation, royalties, and amortization of capitalized development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor and overhead.

      Cost of product revenue decreased $3.6 million for the first quarter of 2002 when compared to the first quarter of 2001, primarily due to a decrease in sales of emulation system products.

      Because the majority of Cadence’s cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the first quarter of 2002 when compared to the first quarter in 2001, primarily due to an increase in product revenue.

      Cost of services revenue includes costs associated with providing services to customers, primarily employee salary and benefits, costs to recruit, develop and retain personnel and costs to maintain the infrastructure necessary to manage a services organization as well as provisions for lost contracts, if any. Cost of services revenue decreased $21.0 million in the first quarter of 2002, when compared to the first quarter of 2001, primarily due to decreases in employee salary and benefit costs resulting from Cadence’s reduction of services professionals in connection with its restructuring plan initiated in 2001.

      Services gross margin decreased for the first quarter of 2002, when compared to the first quarter of 2001. This decrease was primarily due to the slowdown in the economy generally, and in the electronics systems industry in particular, resulting in revenues declining faster than costs. Services gross margin has been, and may continue to be, reduced by Cadence’s inability to fully utilize its services resources.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production personnel, packaging, and documentation of maintenance updates. Cost of maintenance revenue remained flat in the first quarter of 2002 when compared to the first quarter of 2001.

Operating Expenses

	Three Months Ended

	March 30,	March 31,
	2002	2001	% Change

	(In millions)
Marketing and sales	$96.8	$93.5	4%
Research and development	$78.2	$71.0	10%
General and administrative	$26.4	$30.8	(14)%

Expenses as a Percent of Total Revenue

Marketing and sales	28%	27%
Research and development	23%	21%
General and administrative	8%	9%

      Marketing and sales expense increased $3.3 million in the first quarter of 2002, when compared to the first quarter of 2001, primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount, partially offset by a decrease in marketing program expense.

      Research and development expense, prior to the reduction for capitalization of software development costs, was $85.2 million in the first quarter of 2002 and $78.6 million for the first quarter of 2001, representing 25% and 23% of total revenue, respectively. Cadence capitalized software development costs of approximately $7.0 million in the first quarter of 2002 and $7.6 million in the first quarter of 2001, which represented approximately 8% and 10%, respectively, of total research and development expenditures made in those periods. The decrease in capitalized software development costs for the first quarter of 2002 resulted primarily from an increase in new product development in which costs are expensed until technological feasibility is established. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development performed.

      The increase in net research and development expense of $7.2 million for the first quarter of 2002, when compared to the first quarter of 2001, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount from acquisitions.

      General and administrative expenses decreased $4.3 million in the first quarter of 2002, when compared to the first quarter of 2001, due to a decrease in bad debt expense, primarily in Tality, partially offset by an increase in employee salary and benefit costs.

      Foreign currency exchange rates positively affected operating expenses by $2.0 million during the first quarter of 2002, primarily due to the weakening of the Japanese yen and the Euro in relation to the U.S. dollar. Foreign currency exchanges rates positively affected operating expenses by $2.8 million during the first quarter of 2001, primarily due to the weakening of the British pound and the Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	Three Months Ended

	March 30,	March 31,
	2002	2001	% Change

	(In millions)
Amortization of acquired intangibles	$18.6	$22.0	(15)%
Amortization of Acquired Intangibles as a Percent of Total Revenue

Amortization of acquired intangibles	5%	6%

      Amortization of acquired intangibles decreased $3.3 million in the first quarter of 2002, when compared with the first quarter of 2001, primarily due to the effects of SFAS No. 142, “Goodwill and Other Intangible Assets,” partially offset by the acquisition of Silicon Perspective Corporation, or SPC. See “Notes to Consolidated Financial Statements – Goodwill and Other Intangibles Assets.”

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions)
Amortization of deferred stock compensation	$3.5	$5.9

Amortization of Deferred Stock Compensation as a Percent of Total Revenue

Amortization of deferred stock compensation	1%	2%

      Cadence records deferred stock compensation resulting from option grants for Tality stock, sales of Tality restricted stock and Cadence’s acquisition of CadMOS and SPC. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and the price paid for restricted stock sales to certain Cadence executives and employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales. Deferred stock compensation from the CadMOS and SPC acquisitions represent the difference between the exercise price of unvested stock option grants to CadMOS and SPC employees and the fair market value of Cadence’s common stock at the time of such acquisitions. Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options vest. Amortization of deferred stock compensation decreased $2.4 million in the three months ended March 30, 2002, when compared to the same period in 2001, primarily due a reduction in the number of outstanding Tality option grants.

Restructuring, asset impairment and special charges

      The following table presents information regarding restructuring and special charges for the three months ended March 30, 2002 and March 31, 2001:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions)
Restructuring charges and asset impairment	$17.7	$1.5
Legal accrual and other	11.1	—
Write-off of acquired in-process technology	—	12.1
Tality IPO-related expense and separation costs	—	3.5

Total restructuring, asset impairment and special charges	$28.8	$17.1

Restructuring Charges and Asset Impairment

      In the second quarter of 2001, Cadence announced a worldwide restructuring and asset impairment plan targeted at reducing workforce and consolidating facilities and assets. The restructuring plan was initiated primarily due to the severe downturn in the economic environment in the electronics industry, particularly in the United States. The restructuring was primarily aimed at reducing excess personnel and capacity costs within its Tality subsidiary, dedicating Cadence’s resources to growth areas, and focused on improving profit contribution.

      In the first quarter of 2002, Cadence recorded $17.7 million of restructuring charges associated with the worldwide restructuring plan. Cadence’s restructuring plan and associated costs consisted of $7.1 million for reduction in personnel, $6.0 million to downsize and close excess facilities, and $4.6 million of asset impairment charges related to certain long-lived assets. Management estimates that the restructuring will result in annualized cost reductions of approximately $24.1 million in salary and benefit costs and $13.4 million in facility costs.

      The restructuring plan will result in the termination of employment for approximately 270 personnel. While such terminations are across all business functions, operating units and geographic regions, the communications-related areas within the Tality subsidiary are the most affected. In addition, the number of temporary and contract workers employed by Cadence is being reduced. Costs resulting from the restructuring included severance benefits, notice pay and out-placement services. All terminations and termination benefits were communicated to the affected employees prior to March 30, 2002. All severance benefits will be paid out by September 28, 2002.

      Facilities consolidation charges of $6.0 million were incurred in connection with the downsizing and closing of seven sites. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The low end of the lease loss range related to the worldwide restructure plan initiated in 2001 is $14.5 million, which will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). Cadence has estimated that the high end of the lease loss could be $54.8 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Asset-related costs that were expensed consisted of leasehold improvements for facilities that were abandoned and for which the estimated fair market value is zero. As of March 30, 2002, seven sites had been vacated and 13 sites had been downsized.

      Asset-related charges of $4.6 million were incurred in connection with leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses.

Legal Accrual

      In the first quarter of 2002, Cadence recorded $11.1 million of expense, classified as a special charge, for certain litigation. Cadence believes that the accrual of the expense meets the criteria of FAS 5 “Accounting for Contingencies” as management has determined the occurrence of an expense is probable and that the legal expense contingency could be reasonably estimated. See Part II “Other Information” Item 1 “Legal Proceedings”.

In-Process Technology

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm for approximately 3.6 million shares of Cadence common stock, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. The purchase price will increase by up to an additional 488,970 shares if certain predetermined performance goals are achieved over the three years following the acquisition. These goals are bookings, product development and continued employment of certain CadMOS employees. Cadence booked an additional 168,832 shares, valued at $3.6 million, in the first quarter of 2002 due to CadMOS’ achievement of certain predetermined performance goals. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $58.3 million, which has been adjusted to $61.9 million as a result of the performance goals, and technology and other intangibles of $12.9 million. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s consolidated financial statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of March 30, 2002, expenditures to complete the in-process technology totaled $1.3 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.6 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, CadMOS’ in-process research and development projects were related to the development of a static timing analysis tool, advanced fixing capabilities in the noise analysis area, and in the mixed signal area, a flow to integrate with Cadence tools and a tool to analyze large application-specific integrated circuit designs for substrate noise. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

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

Tality IPO Related Expense and Separation Costs

      In the first quarter of 2001, Cadence expensed $2.8 million of Tality IPO-related costs as a result of the postponement of the Tality IPO on October 9, 2000. These expenses consisted of legal and accounting services and registration statement printing and filing fees and were incurred primarily during 2000. In addition, Cadence recorded $0.7 million of Tality separation costs in the first quarter of 2001, related primarily to information systems separation.

Other Income and Income Taxes

      Other income increased $5.4 million in the first quarter of 2002, when compared to the first quarter of 2001, primarily due to sale of investments, partially offset by investment losses from Telos Venture Partners, LP, in which Cadence holds a limited partnership interest, shown in other expenses, net, and a decrease in minority interest income.

      Cadence’s estimated effective tax rate in the first quarter of 2002 was 26%, excluding the effect of amortization of acquired intangibles, amortization of deferred stock compensation, and special charges. Based on current estimates, this is the expected tax rate for the year. The effective tax rate for the first quarter of 2001 was 26.5%.

Liquidity and Capital Resources

      At March 30, 2002, Cadence’s principal sources of liquidity consisted of $225.3 million of cash and cash equivalents and short-term investments, compared to $274.8 million at December 29, 2001, and two syndicated senior unsecured credit facilities totaling $360.0 million. As of March 30, 2002, Cadence had no outstanding borrowings under these credit facilities.

      Cash used for operating activities increased $107.8 million to $71.4 million for the first quarter of 2002 when compared to the first quarter of 2001. The increase was primarily due to the payment of accounts payable and accrued liabilities and a lower rate of collection on receivables.

      At March 30, 2002, Cadence had net working capital of $168.0 million, as compared with $162.5 million at December 29, 2001. The working capital increase was driven primarily by a $65.3 million decrease in accounts payable and accrued liabilities and a $14.5 million increase in prepaid expenses and other, partially offset by a $49.5 million decrease in cash and short-term investments and a $15.1 million decrease in receivables.

      In addition to its short-term investments, Cadence’s primary investing activities consisted of acquisitions, and the related acquired intangibles, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $60.2 million and $47.1 million of cash used for investing activities in the first quarters of 2002 and 2001, respectively.

      Cadence sells put warrants and purchases call options through private placements. See “Notes to Consolidated Financial Statements — Put Warrants and Call Options.” At March 30, 2002, Cadence had a maximum potential obligation related to put warrants to buy back 1.2 million shares of its common stock at an aggregate price of approximately $18.8 million. The put warrants expire on various dates through May 2002. Cadence has the contractual ability to settle the put warrants and call options prior to their maturity in cash or stock. As Cadence has the ability to settle these put warrants with stock, no amount was classified out of stockholders’ equity in Cadence’s condensed consolidated balance sheets.

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of March 30, 2002 and March 31, 2001, Cadence transferred accounts receivable totaling $80.4 million and $26.4 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Transfers of accounts receivable for cash are reported in Cadence’s Consolidated Statements of Cash Flows as a financing activity.

      Cadence also purchased $42.4 million of its common stock and reissued $45.3 million of common stock through its employee option and stock purchase programs in the first quarter of 2002.

      As part of its overall investment strategy, Cadence is a limited partner in Telos Venture Partners, L.P., a venture capital fund, in which it is committed to invest up to $100.0 million. As of March 30, 2002, Cadence had contributed approximately $83.4 million to the fund. Cadence’s net equity investment in the fund is recorded in other assets in the accompanying condensed consolidated balance sheets.

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities, referred to as the Three-Year facility, is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. As amended, the 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million on a rolling four-quarter basis. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows amounts under the 2000 Facilities. At March 30, 2002, there were no borrowings outstanding.

      Cadence anticipates that current cash and short-term investment balances, cash flow from operations, and its $360.0 million revolving credit facilities will be sufficient to meet its working capital and capital requirements on a short-and long-term basis.

      Management estimates that the restructuring saving in the first quarter of 2002 will result in annualized cost reductions of approximately $24.1 million in salary and benefits costs. All severance benefits will be paid out by September 28, 2002.

New Accounting Standards

      In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement was effective December 15, 2001 and did not have a material effect on Cadence’s consolidated financial position, results of operations or cash flows.

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

      Purchases of Cadence’s products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. Certain integrated circuit manufacturers and electronics systems companies announced a slowdown of demand and production in 2001, which has continued in 2002. Services and hardware revenue is expected to continue to be adversely affected by the general slowdown in the economy and in the electronics industry specifically. The current slowdown and any future downturns may reduce Cadence’s software and maintenance revenue and further reduce its services and hardware revenue and harm its results of operations.

Fluctuations in quarterly results of operations could hurt Cadence’s business and the market price of its stock

      Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence’s quarterly operating results and some of them are not entirely within Cadence’s control, including the timing of significant orders and the mix of licenses used to sell products. See “Management’s Discussion and Analysis of Financial Condition and Result of Operation — Critical Accounting Policies” for a discussion of Cadence’s licenses. Cadence’s quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5.0 million. The failure to close a contract for the sale of one or more orders of Cadence’s software products could seriously harm its quarterly operating results.

      Cadence’s quarterly operating results are affected by the mix of license types entered into in connection with the sale of software products. Cadence has three basic licensing models: term, subscription and perpetual. Term and perpetual licenses generally recognize the revenue for such licenses at the beginning of the license period, while subscription licenses recognize revenue ratably over the term of the license. In the first quarter of 2002, Cadence’s mix of software license types based on total contract value was approximately 47% term licenses, 46% subscription licenses and 7% perpetual licenses. Should different conditions prevail so that the mix of Cadence’s license types were to change to a higher proportion of subscription licenses, Cadence’s software license revenue in that period would decline because a greater portion of revenue would be recognized over time. That decline could have a material impact on the results of operations in the quarter of the change in mix.

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

The success of Cadence’s services businesses depend on factors that are difficult to control

      In order to be successful with its services, Cadence must overcome several factors that are difficult to control, including the following:

•	Cadence’s cost of services personnel is high and reduces gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence’s cost of providing those services. Cadence must pay high salaries to attract and retain professional services personnel. This results in a lower gross margin than the gross margin in Cadence’s software business. In addition, the high cost of training new services personnel or not fully utilizing these personnel can significantly lower gross margin, and it is difficult to adjust staffing levels quickly to reflect customer demand for services.
•	A substantial portion of these services contracts consists of fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence’s cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence’s business, operating results and financial condition.

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

•	Pay damages, license fees or royalties to the party claiming infringement;
•	Stop licensing, or providing services that use, the challenged intellectual property;
•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•	Redesign the challenged technology, which could be time-consuming and costly.

If Cadence were forced to take any of these actions, Cadence’s business and results of operations may be harmed.

Cadence obtains key components for its hardware products from a limited number of suppliers

      Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence’s inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on IBM for the hardware components for Cadence’s CoBALTTM, MercuryTM PLUS and PalladiumTM products. Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence’s results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence’s ability to deliver products would result.

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

      Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 44% for the first quarter of 2002 and 39% for the first quarter of 2001. Cadence also transacts business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain parts of the Asia-Pacific region have had, and may continue to have, a seriously harmful effect on Cadence’s revenue and operating results.

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

      Provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation and by-laws could make it difficult for another company to acquire control of Cadence. For example:

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

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities, referred to as the Three-Year Facility, is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. As amended, the 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million on a rolling four-

quarter basis. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows under the 2000 Facilities. At March 30, 2002, there were no borrowings outstanding.

      The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. As of March 30, 2002, all of Cadence’s investments have maturities of less than 12 months. The carrying value approximated fair value at March 30, 2002.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Cash — variable rate	$129.6	2.15%
Short-term investments — fixed rate	1.0	0.69%
Cash equivalents — variable rate	16.5	1.36%
Cash — fixed rate	8.2	3.77%

Total interest bearing instruments	$155.3	2.14%

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

      Cadence also purchases foreign currency put options from financial institutions to hedge the currency exchange risks associated with probable but not firmly committed transactions. Although there were no foreign currency put options outstanding in the quarters ended March 30, 2002 or March 31, 2001, Cadence may choose to use put options in the future. A foreign currency put option acts as a hedge by increasing in value as the underlying transactional value decreases. Probable but not firmly committed transactions consist of revenue from Cadence’s products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence’s subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in prepaid expenses and other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction.

      Cadence does not use forward contracts and put options for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts and put options mature.

      The table below provides information as of March 30, 2002 about Cadence’s forward contracts. As of March 30, 2002, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to May 16, 2002.

	Notional	Weighted Average
	Principal	Contract Rate

	(In millions)
Forward Contracts:
Euro	$47.4	0.87
Japanese yen	10.1	128.90
Canadian dollars	8.8	1.58
Swedish krona	7.6	10.43
British pound sterling	3.8	1.41
Hong Kong dollars	2.4	7.80
Singapore dollars	1.2	1.82

	$81.3

Estimated fair value	$0.2

      While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence’s consolidated results of operations and financial position during the quarter ended March 30, 2002. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

Equity Price Risk

      Cadence repurchases shares of its common stock under its stock repurchase program. Repurchased shares may be used for general corporate purposes including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. As part of this repurchase program, Cadence has purchased and will purchase call options or has sold and will sell put warrants to mitigate equity price risk associate with its stock repurchase program. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect “net share settlement”, rather than physical settlement, of put warrants that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence’s stock repurchase program includes the following characteristics:

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

      The table below provides information as of March 30, 2002 about Cadence’s outstanding put warrants and call options. The table presents the contract amounts and the weighted average strike prices. The put warrants and call options expire on various dates through May 2002, and Cadence has the contractual ability to settle the options prior to their maturity in cash or stock.

	2002	Estimated
	Maturity	Fair Value

	(Shares and contract
	amounts in millions)
Put Warrants:
Shares	1.2
Weighted average strike price	$15.50
Contract amount	$18.8	$0.2
Call Options:
Shares	1.0
Weighted average strike price	$15.75
Contract amount	$15.8	$6.7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

      On July 25, 2001, Avant! was ordered to pay Cadence $194.6 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received. This amount was recorded in restructuring, asset impairment and special charges in Cadence’s Consolidated Statements of Operations.

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

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000 the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District’s Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs. Cadence received the bonded portion of the judgment in April 2002.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fee for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application, and on February 18, 2002, issued an order dismissing the case. Mentor has filed a notice of appeal with the Delaware Supreme Court.

      On July 21, 1999, Mentor filed suit against Quickturn, which action is pending in the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464. Mentor has alleged that Quickturn’s MercuryTM and MercuryTMPlus hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a defendant. Quickturn and Cadence are vigorously defending themselves against Mentor’s claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. In March 2002, the Court ruled that Mentor’s title to U.S. Patent No. 5,777,489 was defective at the time the action was filed and dismissed that patent from the action without prejudice to re-file. Mentor has since filed Civil Action No. C02-1426-SI, alleging that Quickturn’s MercuryTM hardware emulation systems (but not Quickturn’s MercuryPlusTM emulation systems) infringe U.S. Patent No. 5,777,489. This new action has been consolidated with Civil Action No. C 99-5464 for pre-trial purposes. Quickturn and Cadence continue to vigorously defend themselves against Mentor’s claims regarding U.S. Patent No. 5,777,489 in the new action.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent Nos. 5,754,827. Quickturn and Cadence have also counterclaimed for declaratory judgement of non-infringement, unenforceability and invalidity of two additional patents allegedly to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706, which Mentor has threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleges infringement of both of these patents.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464, C 00-01030 and C 02-1426-SI, described above, for purposes of discovery and pre-trial motions. A trial date has been set for October 7, 2002. On April 2, 2002, the Court ruled that MercuryPlusTM infringed claims 1 and 5 of the patent.

Quickturn and Cadence believe there are errors in the Court’s ruling, and will appeal the ruling as soon as it is practical to do so. Quickturn and Cadence continue to vigorously defend against U.S. Patent No. 5,574,388 on the grounds of invalidity and unenforceability.

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

      In early 1999, Cadence entered into negotiations with Intelect Communications, Inc. (since renamed TeraForce Technology Corporation), and Intelect’s wholly-owned subsidiary, DNA Enterprises, Inc., with respect to a potential purchase of substantially all the assets of DNA. The transaction was not consummated and, in July 1999, Intelect and DNA filed suit against Cadence in a Texas state court alleging breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty, seeking unspecified compensatory and punitive damages. Cadence has answered, denying liability. The parties reached an amicable settlement of the matter in March 2002 and this matter has been dismissed with prejudice.

      On November 22, 2000, a former design services customer, Uniden Corporation, filed an action for fraud, negligent misrepresentation and breach of contract in the State Court of Texas against Cadence and other corporate defendants, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of approximately $1.0 million for design services rendered to Uniden. Cadence since has filed a counterclaim to recover the approximately $1.0 million owed for services rendered. The parties agreed to dismiss voluntarily the actions pending in the State Court of Texas and to re-file in the State Court of California, County of Orange. Uniden refiled its complaint on July 2, 2001 in Orange County, California. Cadence filed its answer and counterclaim on September 12, 2001. The parties reached an amicable settlement of the matter in March 2002 and this matter has been dismissed with prejudice.

      On December 28, 2000, a former design services customer, Scanz Communications, Inc. and Scanz Communications, LLC (“Scanz”) filed an action for various causes of action in the Los Angeles Superior Court of California against Cadence and Tality Corporation and Tality, LP, seeking compensatory and punitive damages in an unspecified amount. The suit was filed after Cadence demanded payment of $4,657,556.17 for design services rendered to Scanz. On June 7, 2001, Cadence, Tality Corporation and Tality, LP filed a cross-complaint against Scanz alleging breach of contract and unjust enrichment, and seeking declaratory relief. The parties reached an amicable settlement of the matters on March 14, 2002, and the matter was dismissed with prejudice on March 18, 2002.

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

Item 2. Changes in Securities and Use of Proceeds

      In connection with Cadence’s acquisition of DSM Technologies, Inc. completed on January 31, 2002, Cadence has or will issue up to an aggregate of 6,138 shares of its common stock as consideration for all of the outstanding shares of capital stock, and assumption of options and warrants of DSM. Such shares are being issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

      In connection with Cadence’s acquisition of JTA Research Inc. completed on February 28, 2002, Cadence has or will issue up to an aggregate of 258,843 shares of its common stock as consideration for all of the outstanding shares of capital stock, and assumption of options and warrants of JTA. Such shares are being issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

      In connection with Cadence’s 2001 acquisition of CadMOS, Cadence issued 168,832 shares of its common stock on February 28, 2002 to the former holders of common stock of CadMOS. Such shares were issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

      None.

      (b) Reports on Form 8-K:

      On March 27, 2002, the Registrant filed a Current Report on Form 8-K reporting its decision to retain KPMG LLP as its independent auditor for 2002, replacing Arthur Andersen LLP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)
DATE: May 14, 2002	By: /s/ H. RAYMOND BINGHAM

H. Raymond Bingham President, Chief Executive Officer, and Director
DATE: May 14, 2002	By: /s/ WILLIAM PORTER

William Porter Senior Vice President and Chief Financial Officer