Form 10-Q
period 2002-06-29
CADENCE DESIGN SYSTEMS INC
filed 2002-08-13
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      At August 3, 2002, there were 265,574,004 shares of the registrant’s common stock, $0.01 par value, outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 29,	December 29,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents	$239,186	$206,311
Short-term investments	39,869	68,483
Receivables, net	288,374	258,402
Inventories	7,214	18,151
Prepaid expenses and other	103,777	83,575

Total current assets	678,420	634,922
Property, plant and equipment, net	438,587	417,189
Software development costs, net	13,099	11,938
Acquired intangibles, net	704,840	413,641
Installment contract receivables, net	81,402	58,918
Other assets	193,213	193,422

Total Assets	$2,109,561	$1,730,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital leases	$1,232	$1,397
Accounts payable and accrued liabilities	261,613	259,029
Deferred revenue	232,368	211,965

Total current liabilities	495,213	472,391

Long-Term Liabilities:
Capital leases	1,135	1,476
Other long-term liabilities	179,980	134,816

Total long-term liabilities	181,115	136,292

Stockholders’ Equity:
Common stock and capital in excess of par value	984,994	628,697
Deferred stock compensation	(56,203)	(56,241)
Retained earnings	510,535	535,511
Accumulated other comprehensive income (loss)	(6,093)	13,380

Total stockholders’ equity	1,433,233	1,121,347

Total Liabilities and Stockholders’ Equity	$2,109,561	$1,730,030

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenue:
Product	$226,064	$190,166	$445,113	$371,423
Services	37,026	73,798	80,292	153,818
Maintenance	81,730	83,611	164,129	166,991

Total revenue	344,820	347,575	689,534	692,232

Costs and Expenses:
Cost of product	29,822	27,616	47,922	49,279
Cost of services	28,784	48,765	61,550	102,481
Cost of maintenance	17,340	15,918	33,768	32,876
Marketing and sales	96,170	96,163	192,951	189,650
Research and development	78,255	73,902	156,445	144,882
General and administrative	25,552	27,454	51,982	58,209
Amortization of acquired intangibles	19,048	25,928	37,697	47,920
Amortization of deferred stock compensation(1)	7,454	7,175	10,947	13,115
Restructuring, asset impairment and special charges	82,923	61,908	111,731	78,992

Total costs and expenses	385,348	384,829	704,993	717,404

Loss from operations	(40,528)	(37,254)	(15,459)	(25,172)
Other income (expense), net	(9,822)	536	(4,819)	158

Loss before provision (benefit) for income taxes	(50,350)	(36,718)	(20,278)	(25,014)
Provision (benefit) for income taxes	(4,029)	(7,829)	4,698	53

Net loss	$(46,321)	$(28,889)	$(24,976)	$(25,067)

Basic net loss per share	$(0.18)	$(0.12)	$(0.10)	$(0.10)

Diluted net loss per share	$(0.18)	$(0.12)	$(0.10)	$(0.10)

Weighted average common shares outstanding	251,250	248,020	250,453	244,609

Weighted average common and potential common shares outstanding — assuming dilution	251,250	248,020	250,453	244,609

(1) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$467	$1,441	$771	$3,047
Marketing and sales	2,681	1,550	3,888	2,785
Research and development	2,175	1,658	3,214	2,078
General and administrative	2,131	2,526	3,074	5,205

	$7,454	$7,175	$10,947	$13,115

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Cash and Cash Equivalents at Beginning of Period	$206,311	$85,220

Cash Flows from Operating Activities:
Net loss	(24,976)	(25,067)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	110,925	120,555
Net investment gain on sale and equity (income) loss	(23,046)	(4,476)
Minority interest income	—	(1,959)
Fair market value of options issued to consultants	(490)	(897)
Deferred income taxes	553	(137)
Write-off of acquired in-process technology	27,400	13,100
Acquisition-related asset write-off	2,167	—
Write-off of goodwill	—	25,834
Provision for impairment of investment held in venture capital partnerships	13,400	—
Non-cash restructuring charges	29,744	17,495
Tax benefit on stock option exercise	418	—
Provisions for losses on trade accounts receivable	5,426	17,347
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(49,257)	30,796
Inventories	1,599	(7,384)
Prepaid expenses and other	(13,826)	(14,953)
Installment contract receivables	(143,944)	(94,061)
Other assets	(22,990)	(5,115)
Accounts payable and accrued liabilities	(44,316)	(8,209)
Deferred revenue	16,411	15,191
Other long-term liabilities	44,902	(1,353)

Net cash provided by (used for) operating activities	(69,900)	76,707

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments	37,745	60,463
Purchases of short-term investments-available-for-sale	(10,050)	(19,741)
Purchases of property, plant and equipment	(68,015)	(74,706)
Capitalization of software development costs	(15,206)	(15,332)
Investment in venture capital partnership and equity investments	(5,337)	(90)
Net cash effect of business acquisitions	28,518	(2,188)
Sale of put warrants	—	12,032
Purchase of call options	—	(12,032)

Net cash used for investing activities	(32,345)	(51,594)

Cash Flows from Financing Activities:
Proceeds from credit facility and capital leases	—	184,949
Principal payments on credit facility and capital leases	(710)	(186,235)
Proceeds from issuance of common stock	52,419	36,030
Purchases of treasury stock	(58,154)	(101,372)
Repurchase of minority interest	—	(1,342)
Proceeds from transfer of financial assets in exchange for cash	138,767	91,704

Net cash provided by financing activities	132,322	23,734

Effect of exchange rate changes on cash	2,798	(4,030)

Net increase in cash and cash equivalents	32,875	44,817

Cash and Cash Equivalents at End of Period	$239,186	$130,037

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

      The Condensed Consolidated Financial Statements included herein have been prepared by Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained herein fully comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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

      Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2001, have been reclassified to conform with the June 29, 2002 presentation.

Acquisitions

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company, for approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million, for a total purchase price of $329.7 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day period including two days before and after the acquisition was announced. Simplex provides software and services for the design and verification of integrated circuits. Cadence purchased Simplex to acquire key technology and personnel. The results of operations of Simplex and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Simplex and the estimated amortization period for acquired intangibles:

(In thousands)
Current assets	$57,962
Property, plant and equipment	5,645
Acquired intangibles:
In-process technology	27,400
Existing technology (four-year weighted-average useful life)	13,900
Employee agreements (three-year weighted-average useful life)	7,500
Patents (four-year weighted-average useful life)	4,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Order backlog, trademarks and other assets (one-year weighted-average useful life)	5,273
Goodwill	226,180
Other non-current assets	3,079

Total assets acquired	$356,339

Current liabilities	$12,499
Other non-current liabilities	14,162

Total liabilities assumed	26,661

Net assets acquired	$329,678

      The $27.4 million assigned to acquired in-process technology was determined by a third party appraiser through established valuation techniques. The acquired in-process technology was expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is included in Restructuring, asset impairment and special charges in the Condensed Consolidated Statement of Operations. The weighted-average useful life of the acquired intangibles, excluding in-process research and development, was approximately four years.

      The $226.2 million of goodwill was assigned to the product and services segments in the amounts of $116.1 million and $110.1 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

      In the six months ended June 29, 2002, Cadence also acquired three companies and substantially all of the assets of one division of a company for a preliminary aggregate price of $56.1 million, of which $20.3 million was cash and $35.8 million was shares of Cadence common stock, plus future contingent payments.

      Goodwill recognized in these transactions amounted to $41.4 million, $38.0 million assigned to the product segment and $3.4 million assigned to the services segment. Of the total goodwill, $7.3 million is expected to be deductible for tax purposes.

      In the three months ended June 30, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      In December 2001, Cadence acquired Silicon Perspective® Corporation, or SPC, a privately-held design technology firm for approximately 6.2 million shares of Cadence common stock, valued at $129.4 million,

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total purchase price of $134.7 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price could increase if certain predetermined performance goals are achieved in fiscal 2002 and 2003. As of June 29, 2002, 4.4 million shares were earned in relation to these predetermined performance goals and will be required to be paid out no later than February 15, 2003. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $107.6 million and technology, trademarks, employee agreements and other assumed contractual obligations intangibles of $19.5 million. The technology and other acquired intangibles are being amortized over one to five years.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. In the first quarter of 2002, Cadence issued an additional 168,832 shares, valued at $3.6 million, due to CadMOS’ achievement of certain predetermined performance goals. In addition, the purchase price will increase by up to an additional 320,138 Cadence shares if certain predetermined performance goals are achieved during the second and third years following the acquisition. These goals are related to bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence allocated the purchase price primarily to goodwill of $58.3 million, which has been adjusted to $61.9 million as a result of the achievement of performance goals, and technology and other acquired intangibles of $12.9 million. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million, representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflected the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of June 29, 2002, expenditures to complete the in-process technology totaled $1.6 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.3 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      Comparative pro forma financial information of these acquisitions has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.

Tality Restructuring and Reorganization

      In July 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation. Tality’s separation from Cadence was substantially completed in October 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. Tality was reorganized and restructured during 2001, and in the first and second quarters of 2002. With the acquisition of Simplex on June 27, 2002, the business of Tality is being combined with Simplex’s SoC Design Foundry to operate as Cadence Design Foundry. Cadence Design Foundry business will focus on high-end digital, analog

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and mixed-signal integrated circuit design in close conjunction with Cadence technology development groups. As a result, Cadence will no longer have a separate design services group named Tality.

Restructuring Charges and Asset Impairment

      In the second quarter of 2001, Cadence announced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the electronics industry. The restructuring was primarily aimed at reducing excess employee and capacity costs within Cadence’s design services business and certain other business/ infrastructure groups.

      For the six months ended June 29, 2002, Cadence recorded $73.2 million of restructuring charges. Cadence’s restructuring costs consisted of $26.8 million for workforce reduction, $29.2 million in changes in estimates for previously recorded accruals and to downsize and close excess facilities and $17.2 million of asset impairment charges related to certain long-lived assets. Management estimates that Cadence will realize annualized cost reductions of approximately $71.4 million in salary and benefit costs related to the 2002 workforce reduction and $16.3 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activity in 2001, which could vary based upon changes in estimates.

      The 2002 restructuring activities will result in the termination of employment of approximately 750 employees for the six months ended June 29, 2002. While such terminations of employment are across various business functions, operating units and geographic regions, the communications-related areas within the design services business are the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to June 29, 2002. All severance benefits will be paid within 12 months.

      For the six months ended June 29, 2002, facilities consolidation charges of $29.2 million were incurred in connection with the further downsizing of three previously downsized sites, the downsizing and closing of three additional sites and changes in lease loss estimates for two sites. Of the $29.2 million, $16.7 million related to changes in lease loss estimates. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 is $32.6 million, which will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Cadence has estimated that the high end of the lease loss could be as much as $57.0 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Since June 2001, 27 sites have been selected for downsizing or closure. As of June 29, 2002, 15 sites had been vacated, eight sites had been downsized and actions related to the four remaining sites are scheduled to occur prior to October 2002.

      For the six months ended June 29, 2002, asset-related charges of $17.2 million were incurred in connection with leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future cash flows were insufficient to cover the associated expenses.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The following table summarizes Cadence’s restructuring activity for the six months ended June 29, 2002:

	For the Six Months Ended June 29, 2002

	Severance
	And	Excess		Other
	Benefits	Facilities	Assets	Restructuring	Total

	(In thousands)
Balance, December 29, 2001	$4,183	$17,233	$2,067	$—	$23,483
2002 restructuring charges	26,798	29,052	17,196	184	73,230
Non-cash charges	185	606	(4,999)	—	(4,208)
Cash charges	(7,539)	(10,247)	(36)	(184)	(18,006)

Balance, June 29, 2002.	$23,627	$36,644	$14,228	$—	$74,499

Write-Down of Equity Investments

      In the three and six months ended June 29, 2002, Cadence recorded a $10.0 million and $13.4 million, respectively, write-down of equity investments held in its venture capital partnerships to estimated fair value, as Cadence determined that the decline in fair value was other than temporary. The write-down is included in Other income (expense), net, in the Condensed Consolidated Statement of Operations.

Legal Accrual

      In the first quarter of 2002, Cadence recorded $11.1 million of expense, which is classified as a special charge and included in Restructuring, asset impairment and special charges in the Condensed Consolidated Statement of Operations, for estimated losses related to certain litigation.

Inventories

      Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

      A summary of inventories follows:

	June 29,	December 29,
	2002	2001

	(In thousands)
Raw materials	$7,214	$18,133
Work in process	—	18

Total inventories	$7,214	$18,151

      In the three months ended June 29, 2002, Cadence recorded a $9.3 million write-off of inventory, which is included in cost of product in the Condensed Consolidated Statement of Operations. The $9.3 million charge is related to inventory surplus to sales forecast for the next 12 months.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Loss

      Comprehensive loss includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net loss and reflected instead in stockholders’ equity. A summary of comprehensive loss follows:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands)
Net loss	$(46,321)	$(28,889)	$(24,976)	$(25,067)
Translation gain (loss)	4,910	(1,462)	2,385	(3,715)
Unrealized gain (loss) on investments	(16,203)	2,022	(21,858)	332

Comprehensive loss	$(57,614)	$(28,329)	$(44,449)	$(28,450)

Net Loss Per Share

      Options to purchase 60,318,032 shares of common stock were outstanding at June 29, 2002, but were not included in the computation of diluted net loss per share because the effect would be antidilutive. These options expire at various dates through 2012. Warrants to purchase 140,000 shares of common stock were outstanding at June 29, 2002, but were not included in the computation of diluted net loss per share because the effect would be antidilutive. The outstanding warrants expire in June 2003.

      Options to purchase 52,568,767 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted net loss per share because the effect would be antidilutive. These options expire at various dates through 2011. Put warrants obligating Cadence to purchase from warrant holders 5,123,800 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. The put warrants outstanding at June 30, 2001 expired on various dates through February 2002. Warrants to purchase 140,000 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted net loss per share because the effect would be antidilutive. The outstanding warrants expire in June 2003.

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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000, the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District’s Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs. Cadence received the bonded portion of the judgment in April 2002.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fees for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application, and on February 13, 2002, issued an order dismissing the case. Mentor has filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action.

      On July 21, 1999, Mentor filed suit against Quickturn, which action is pending in the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464. Mentor has alleged that Quickturn’s MercuryTM and MercuryPlusTM hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a defendant. Quickturn and Cadence are vigorously defending themselves against Mentor’s claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. In March 2002, the Court ruled that Mentor’s title to U.S. Patent No. 5,777,489 was defective at the time the action was filed and dismissed that patent from the action without prejudice to re-file. Mentor has since filed Civil Action No. C02-1426-SI, alleging that Quickturn’s MercuryTM hardware emulation systems (but not Quickturn’s MercuryPlus™ emulation systems) infringe U.S. Patent No. 5,777,489. This new action has been consolidated with Civil Action No. C 99-5464 for pre-trial purposes. Quickturn and Cadence continue to vigorously defend themselves against Mentor’s claims regarding U.S. Patent No. 5,777,489 in the new action.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence have also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor has threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleges infringement of both of these patents. On August 7, 2002, the Court ruled that MercuryPlusTM infringed Claim 8 of U.S. Patent No. 5,999,725.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464, C 00-01030 and C 02-1426-SI, described above, for purposes of discovery and pre-trial motions. A trial date has been set for January 6, 2003. On April 2, 2002, the Court ruled that MercuryPlusTM infringed Claims 1 and 5 of the patent. On May 20, 2002, in response to a motion for summary judgment brought by Quickturn and Cadence, the Court ruled that claim 1 of the patent was invalid and, accordingly, dismissed that claim from the case. Quickturn and Cadence continue to vigorously defend against U.S. Patent No. 5,574,388 on the grounds of invalidity and unenforceability.

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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn’s motion to dismiss. Cadence and Quickturn believe that Mentor’s complaint is without merit.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court, District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. Cadence and Quickturn believe the complaint is without merit and intend to vigorously defend themselves.

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

      Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse effect on Cadence’s business, operating results or financial condition. However, were an unfavorable ruling to occur in any specific period, there exists the possibility of a material adverse effect on the results of operations for such period.

Stock Repurchase Programs

      On August 1, 2001, Cadence authorized a stock repurchase program under which repurchased stock with a value of up to $500 million may be used for general corporate purposes, including the stock issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions, and as of June 29, 2002, no repurchases had been made under this program.

      Cadence had previously authorized three stock repurchase programs under which it repurchases common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans, and as of June 29, 2002, the remaining repurchase authorization under these three programs totaled 4.8 million shares.

      As part of its authorized stock repurchase program, Cadence has previously sold put warrants and purchased call options through private placements to manage equity price risk and dilution. On June 29, 2002, there were no put warrants or call options outstanding.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Cash Flows

      Supplemental cash-flow information for the six months ended June 29, 2002 and June 30, 2001 is as follows:

	For the Six Months
	Ended

	June 29,	June 30,
	2002	2001

	(In thousands)
Cash Paid During the Period For:
Interest	$477	$967

Income taxes (including foreign withholding tax)	$5,726	$10,212

Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$349,781	$100,452

Unrealized loss on available-for-sale securities	$21,857	$332

Deferred stock compensation related to stock options and restricted stock	$11,262	$5,177

Repurchase of restricted Tality stock and cancellation of a portion of related notes payable	$—	$2,775

Capital lease obligations incurred for equipment	$—	$153

Segment Reporting

      Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews the Cadence consolidated results within three segments: Product, Services, and Maintenance.

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

      Cadence does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence’s CEO to make decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization of purchased software is allocated among the segments in order to determine each segment’s gross margin.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The following tables present information about reported segments for the three months ended June 29, 2002 and June 30, 2001:

	For the Three Months Ended June 29, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$226,064	$37,026	$81,730	$—	$344,820
Cost of revenue	29,822	28,784	17,340	—	75,946
Amortization of acquired intangibles	—	—	—	19,048	19,048

Gross margin	196,242	8,242	64,390	(19,048)	249,826
Operating expense and unusual items	—	—	—	(290,354)	(290,354)
Other expense, net	—	—	—	(9,822)	(9,822)

Loss before benefit for income taxes	$196,242	$8,242	$64,390	$(319,224)	$(50,350)

	For the Three Months Ended June 30, 2001

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$190,166	$73,798	$83,611	$—	$347,575
Cost of revenue	27,616	48,765	15,918	—	92,299
Amortization of acquired intangibles	—	—	—	25,928	25,928

Gross margin	162,550	25,033	67,693	(25,928)	229,348
Operating expenses and unusual items	—	—	—	(266,602)	(266,602)
Other income, net	—	—	—	536	536

Loss before benefit for income taxes	$162,550	$25,033	$67,693	$(291,994)	$(36,718)

      The following tables present information about reported segments for the six months ended June 29, 2002 and June 30, 2001:

	For the Six Months Ended June 29, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$445,113	$80,292	$164,129	$—	$689,534
Cost of revenue	47,922	61,550	33,768	—	143,240
Amortization of acquired intangibles	—	—	—	37,697	37,697

Gross margin	397,191	18,742	130,361	(37,697)	508,597
Operating expenses	—	—	—	(524,056)	(524,056)
Other expense, net	—	—	—	(4,819)	(4,819)

Loss before provision for income taxes	$397,191	$18,742	$130,361	$(566,572)	$(20,278)

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	For the Six Months Ended June 30, 2001

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$371,423	$153,818	$166,991	$—	$692,232
Cost of revenue	49,279	102,481	32,876	—	184,636
Amortization of acquired intangibles	—	—	—	47,920	47,920

Gross margin	322,144	51,337	134,115	(47,920)	459,676
Operating expenses and unusual items	—	—	—	(484,848)	(484,848)
Other expense, net	—	—	—	158	158

Loss before provision for income taxes	$322,144	$51,337	$134,115	$(532,610)	$(25,014)

      Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries. Cadence licenses most of its software products in Japan through Innotech Corporation, of which Cadence is an approximately 15% stockholder. Cadence markets its methodology and design services in Japan through a wholly-owned subsidiary.

      Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In the three and six months ended June 29, 2002, one customer accounted for greater than 10% of total revenues. In the three and six months ended June 30, 2001, no customer accounted for greater than 10% of total revenues. Long-lived assets are attributed to geographic areas based on the country where the assets are located.

      The following table presents a summary of revenues by geographic region for the three months ended June 29, 2002 and June 30, 2001:

	For the Three Months
	Ended

	June 29,	June 30,
	2002	2001

North America:
United States	$179,680	$189,423
Other	6,033	11,739

Total North America	185,713	201,162

Europe	95,935	85,576
Japan	36,464	43,466
Asia	26,708	17,371

Total	$344,820	$347,575

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The following table presents a summary of revenues by geographic region for the six months ended June 29, 2002 and June 30, 2001:

	For the Six Months
	Ended

	June 29,	June 30,
	2002	2001

North America:
United States	$374,350	$398,949
Other	15,866	18,756

Total North America	390,216	417,705

Europe	152,501	145,636
Japan	98,097	92,387
Asia	48,720	36,504

Total	$689,534	$692,232

      The following table presents a summary of long-lived assets by geographic region for the period ended June 29, 2002 and December 29, 2001:

	As of

	June 29,	December 29,
	2002	2001

North America:
United States	$386,961	$365,742
Other	1,567	2,291

Total North America	$388,528	$368,033

Europe	38,474	39,609
Japan	3,298	3,001
Asia	8,287	6,546

Total	$438,587	$417,189

Goodwill and Other Intangible Assets — Adoption of Statement No. 142

      On December 30, 2001 (the beginning of Cadence’s fiscal year 2002), Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, Cadence has ceased to amortize approximately $201.8 million of goodwill, net of amortization. In lieu of amortization, Cadence is required to perform an impairment test as of the date of adoption, and an impairment review at least annually. As required by the transitional provisions of SFAS No. 142, Cadence completed the first step of the transitional goodwill impairment test before the end of the second quarter of 2002. Based on this analysis, Cadence has determined that no indicators of impairment existed for any of its reporting units and accordingly did not proceed to the second step of the transitional goodwill impairment test. No impairment charge has been recognized as of the date of adoption of SFAS No. 142. Cadence will perform its annual impairment review in the third quarter of 2002.

      Cadence reviewed the realizability of acquired technology, goodwill and intangibles and performed procedures under the applicable accounting pronouncements to quantify any impairment that may exist as of December 30, 2001. Determining the amount of impairment of these assets required Cadence to estimate

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from these estimates and could create conditions under which material future impairment charges would be required under SFAS No. 142.

      The following table presents the pro forma effect of SFAS No. 142 for the three and six months ended June 29, 2002 and June 30, 2001:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands except for per share amounts)
Reported net loss	$(46,321)	$(28,889)	$(24,976)	$(25,067)
Goodwill/ Workforce amortization	—	10,683	—	18,821

Adjusted net loss	$(46,321)	$(18,206)	$(24,976)	$(6,246)

Basic earnings per share:
Reported net loss	$(0.18)	$(0.12)	$(0.10)	$(0.10)
Goodwill/ Workforce amortization	—	0.05	—	0.07

Adjusted net loss	$(0.18)	$(0.07)	$(0.10)	$(0.03)

Diluted earnings per share:
Reported net loss	$(0.18)	$(0.12)	$(0.10)	$(0.10)
Goodwill/ Workforce amortization	—	0.05	—	0.07

Adjusted net loss	$(0.18)	$(0.07)	$(0.10)	$(0.03)

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

Overview

      Cadence provides comprehensive software and other technology to, and offers design and methodology services for the product development requirements of, the world’s leading electronics companies. Cadence licenses its leading-edge EDA software and hardware technology and provides a range of services to its customers throughout the world to help them optimize their product development processes. Cadence’s products and services are used by companies to design and develop complex integrated circuits and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

      Integrated circuit manufacturers and electronics systems companies experienced a slowdown of demand and production in 2001, which has intensified in 2002. Services and hardware revenue is expected to continue to be adversely affected by the general slowdown in the economy and, in particular, the electronics industry. The current slowdown and any future downturns may reduce Cadence’s software and maintenance revenue and further reduce its services and hardware revenue and harm its results of operations.

Acquisitions

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company, for approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of stock issuable upon the exercise of assumed options with a fair value of $46.4 million, and acquisition costs of $16.0 million, for a total purchase price of $329.7 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day period including two days before and after the acquisition was announced. Simplex provides software and services for the design and verification of integrated circuits. Cadence purchased Simplex to acquire key technology and personnel. The results of operations of Simplex and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.

      In December 2001, Cadence acquired Silicon Perspective® Corporation, or SPC, a privately-held design technology firm for approximately 6.2 million shares of Cadence common stock, valued at $129.4 million, 0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total purchase price of $134.7 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price could increase if certain predetermined performance goals are achieved in fiscal 2002 and 2003. As of June 29, 2002, 4.4 million shares were earned in relation to these predetermined performance goals and will be required to be paid out no later than February 15, 2003. In connection with the acquisition, Cadence preliminarily allocated the purchase price primarily to goodwill of $107.6 million and technology, trademarks, employee agreements and other assumed contractual obligations intangibles of $19.5 million. The technology and other acquired intangibles are being amortized over one to five years.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. In the first quarter of 2002, Cadence issued an additional 168,832 shares, valued at $3.6 million, due to CadMOS’ achievement of certain predetermined performance goals. In addition, the purchase price will increase by up to an additional 320,138 Cadence shares if certain predetermined performance goals are achieved during the second and third years following the acquisition. These goals are related to bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence allocated the purchase price primarily to goodwill of $58.3 million, which has been adjusted to $61.9 million as a result of the achievement of performance goals, and technology and other acquired intangibles of $12.9 million. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair value of the assets acquired and liabilities assumed are included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

Tality Separation, Restructuring and Reorganization

      In July 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, and Tality filed a registration statement with the Securities and Exchange Commission for Tality’s IPO. Tality’s separation from Cadence was substantially completed in October 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. As a result of the separation, Cadence recorded deferred stock compensation resulting from Tality option grants and sales of Tality restricted stock. In October 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence expensed $2.8 million of IPO-related costs in the first quarter of 2001. In addition to the $2.8 million, Cadence also expensed $2.0 million of Tality separation costs related primarily to information systems separation, legal and consulting fees in 2001. In April 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during 2001, and in the first and second quarters of 2002. See “Restructuring, Asset Impairment and Special Charges — Tality IPO-Related Expense, Separation Costs and Other.” With the acquisition of Simplex on June 27, 2002, the business of Tality is being combined with Simplex’s SoC Design Foundry to operate as Cadence Design Foundry. Cadence Design Foundry business will focus on high-end digital, analog and mixed-signal integrated circuit design in close conjunction with Cadence technology development groups. As a result, Cadence will no longer have a separate design services group named Tality.

Restructuring Charges and Asset Impairment

      In the second quarter of 2001, Cadence announced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the electronics industry. The restructuring was primarily aimed at reducing excess employee and capacity costs within Cadence’s design services business and certain other business/ infrastructure groups.

      In the three and six months ended June 29, 2002, Cadence recorded $55.5 million and $73.2 million, respectively, of restructuring charges. Cadence’s restructuring costs consisted of $19.7 million and $26.8 million for workforce reduction and $23.2 million and $29.2 million in changes in estimates for previously recorded accruals and to downsize and close excess facilities. In addition, Cadence’s restructuring actions and associated costs consisted of $12.6 million and $17.2 million of asset impairment charges related to certain long-lived assets for the three and six months, respectively. Management estimates that Cadence will realize annualized cost reductions of approximately $71.4 million in salary and benefit costs related to the 2002 workforce reduction and $16.3 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activity in 2001, which could vary based upon changes in estimates.

      The 2002 restructuring activities will result in the termination of employment for approximately 475 employees for the three months ended June 29, 2002 and 750 employees for the six months ended June 29, 2002. While such terminations of employment are across various business functions, operating units and geographic regions, the communications-related areas within the design services business are the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to June 29, 2002. All severance benefits will be paid within 12 months.

Critical Accounting Policies

Cadence’s critical accounting policies are as follows:

•	revenue recognition;
•	estimating valuation allowances and accrued liabilities;
•	accounting for income taxes; and
•	valuation of long-lived and intangible assets and goodwill.

          Revenue recognition

      Cadence derives revenue from three sources: (i) product revenue, which includes software licensing, hardware sales and hardware leases, (ii) maintenance revenue from software and hardware and (iii) services revenue. As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period.

      Cadence applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, to all hardware lease transactions. Cadence applies the provisions of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” to all services transactions.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

      Cadence’s VSOE for product elements of an arrangement is based upon the pricing for comparable transactions. Cadence’s VSOE for maintenance is based upon the customer’s annual renewal rates. VSOE for services is based on the price charged when the services are sold separately. The timing of revenue recognition for both delivered and undelivered elements is in accordance with the relevant provisions of SOP 97-2.

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

      For term and subscription licenses and hardware leases, Cadence uses the license and a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales and maintenance renewals, Cadence uses a purchase order as evidence of an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis. For services, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Cadence assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Cadence uses installment contracts for term and subscription licenses for which it has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and payments are generally collected quarterly. If different conditions were to prevail, and Cadence no longer had a history of collecting without providing concessions on term licenses, then revenue from term licenses would be required to be recognized ratably over the term of the licenses. This change would have a material impact on Cadence’s results of operations.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Cadence determines that collection of a fee is not reasonably assured, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

      Provided all the related conditions discussed above are met, Cadence recognizes revenue for each software license type as follows:

•	Term licenses and Perpetual licenses — all revenue associated with licensed software is recognized upon the effective date of the license and delivery of the product; and
•	Subscription licenses — revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license.

      Maintenance revenue consists of fees for providing technical support and software updates. Cadence recognizes all maintenance revenue ratably over the maintenance period under each software license agreement. For term and perpetual licenses, customers renew maintenance agreements annually.

      Services revenue consists primarily of revenue received for performing methodology and design services. Fixed-price methodology and design service contracts are accounted for using contract accounting, which is generally the percentage-of-completion method rather than the completed-contract method, and time and materials contracts are accounted for on a monthly basis as work is performed. In addition, for small fixed-price projects, such as training classes and small, standard methodology service engagements of approximately $10,000 in size or less, revenue is recognized when the work is completed. Cadence has a history of accurately estimating project status and the cost to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. This change would have a material impact on Cadence’s results of operations.

Estimating valuation allowances and accrued liabilities

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      Management specifically analyzes accounts receivable and also analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, changes in customer demand and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and/or expenses for any period if management made different judgments or utilized different estimates.

      Cadence has restructured business units in the past and has established reserves at the low end of the range of estimable cost against outstanding commitments for leased properties that it has vacated. These reserves are based upon management’s estimate of the landlord’s willingness to negotiate a termination fee, the time required to sublet the properties and the amount of sublet income that we estimate will be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial increase to restructuring expense should different conditions prevail than were anticipated in original management estimates.

      Cadence assesses the need to write down inventory based on forward projections of sales of hardware products that are updated monthly. As a result of these projections, all inventory value in excess of 12 months’ sales projections (except for inventory expected to be used in ongoing service and maintenance of the installed base of customer owned systems) is permanently written off and any cash proceeds in excess of net book value are recorded in the period of sale to cost of product.

Accounting for income taxes

      In preparing its Condensed Consolidated Financial Statements, Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheet. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for tax provisions or increases this allowance in a period, Cadence includes an expense within the tax provision in its Condensed Consolidated Statement of Operations.

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The valuation allowance is based on estimates of taxable income for each jurisdiction in which Cadence operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Cadence adjusts these estimates in future periods, Cadence may need to establish an additional valuation allowance, which could materially affect its financial position and results of operations.

Valuation of intangible assets and goodwill

      Cadence reviews, at least annually, long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      For assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Product	$226.1	$190.2	19%	$445.1	$371.4	20%
Services	37.0	73.8	(50)%	80.3	153.8	(48)%
Maintenance	81.7	83.6	(2)%	164.1	167.0	(2)%

Total revenue	$344.8	$347.6	(1)%	$689.5	$692.2	0%

Sources of Revenue as a Percent of Total Revenue

Product	65%	55%	64%	54%
Services	11%	21%	12%	22%
Maintenance	24%	24%	24%	24%

      Product revenue increased $35.9 million and $73.7 million in the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001. The increase in product revenue was primarily due to an increase in sales volume of Cadence’s integrated circuit implementation products, which include synthesis place and route, physical design, and physical verification products, and intellectual property-creation products, which include mixed signal and simulation products, partially offset by lower sales of emulation hardware. In each of the three and six months ended June 29, 2002, and June 30, 2001, approximately one third of software revenue was generated by Cadence’s ratable software license arrangements.

      Material differences may result in the amount and timing of Cadence’s reported revenue depending on the actual mix of license types in any given period. In July 2002, Cadence announced an expected change in the mix of software license types going forward, due to an increasing customer preference for its subscription licenses, which give customers limited access to new technology. Cadence expects the shift in mix to a higher percentage of subscription licenses to occur in the second half of 2002, resulting in lower revenue in the second half of 2002 and the first half of 2003, on a year-over-year comparative basis.

      Services revenue decreased $36.8 million and $73.5 million in the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to a reduction in customers’ spending for external services in the telecommunications and consumer products industries. Cadence believes that the slowdown will continue through at least the remainder of 2002.

      Maintenance revenue declined $1.9 million and $2.9 million in the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to declining rates of renewal on maintenance contracts.

Revenue by Geography

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Domestic	$179.7	$189.4	(5)%	$374.3	$399.4	(6)%
International	165.1	158.2	4%	315.2	292.8	8%

Total revenue	$344.8	$347.6	(1)%	$689.5	$692.2	0%

Revenue by Geography as a Percent of Total Revenue
Domestic	52%	54%		54%	58%
International	48%	46%		46%	42%

      International revenue increased $7.0 million and $22.3 million in the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to increases in product revenue from sales in Europe, Japan and Asia, partially offset by a decrease in services revenue in all regions.

      Differences in the rate of revenue growth over the periods presented, as compared geographically, are primarily due to fluctuations in sales volume and timing of contract renewals.

      Foreign currency exchange rates negatively affected revenue by $1.6 million and $10.5 million during the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue by geographic areas can be found under “Segment Reporting” in the Notes to Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Product	$29.8	$27.6	8%	$47.9	$49.3	(3)%
Services	28.8	48.8	(41)%	61.6	102.5	(40)%
Maintenance	17.3	15.9	9%	33.8	32.9	3%

Cost of Revenue as a Percent of Related Revenue

Product	13%	15%	11%	13%
Services	78%	66%	77%	67%
Maintenance	21%	19%	21%	20%

      Cost of product revenue includes employee salary and benefit costs, documentation, royalties, and amortization of capitalized development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor and overhead.

      A summary of cost of product is as follows:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In millions)
Product related costs	$18.3	$21.8	$36.4	$43.5
Inventory write-off	9.3	5.8	9.3	5.8
Acquisition-related asset write-off	2.2	—	2.2	—

Total cost of product	$29.8	$27.6	$47.9	$49.3

      Cost of product revenue increased $2.2 million in the three months ended June 29, 2002, when compared to the same period in 2001, primarily due to inventory and acquisition-related asset write-offs, partially offset by a decrease in sales of emulation system products. Cost of product revenue decreased $1.4 million in the six months ended June 29, 2002, when compared to the same period in 2001, primarily due to a decrease in sales of emulation system products, partially offset by the inventory and acquisition-related asset write-offs.

      During the three months ended June 29, 2002 and June 30, 2001, Cadence recorded inventory write-offs of approximately $9.3 million and $5.8 million, respectively, based on our determination that inventory exceeded sales forecasts for the next 12 months.

      In June 2002, Cadence wrote off $2.2 million of a prepaid royalty asset under a distribution agreement entered into with Simplex prior to its acquisition by Cadence.

      Because the majority of Cadence’s cost of software product revenue does not vary significantly with changes in revenue, product gross margin increased in the three and six months ended June 29, 2002, when compared to the same periods in 2001, primarily due to an increase in product revenue.

      Cost of services revenue includes costs associated with providing services to customers, primarily employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for loss contracts, if any. Cost of services revenue decreased $20.0 million and $40.9 million in the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to decreases in employee salary and benefit costs resulting from Cadence’s reduction of services professionals in connection with its restructuring actions initiated in 2001 and 2002.

      Services gross margin decreased for the three and six months ended June 29, 2002, when compared to the same periods in 2001. This decrease was primarily due to the slowdown in the electronics systems industry, resulting in revenues declining faster than costs. Services gross margin has been, and may continue to be reduced should Cadence be unable to fully utilize its services resources.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue increased $1.4 million for the three months ended June 29, 2002, when compared to the same period in 2001, primarily due to an increase in salary and benefits. Cost of maintenance revenue remained flat for the six months ended June 29, 2002, when compared to the same period in 2001.

Operating Expenses

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Marketing and Sales	$96.2	$96.2	0%	$193.0	$189.7	2%
Research and development	78.3	73.9	6%	156.4	144.9	8%
General and administrative	25.6	27.5	(7)%	52.0	58.2	(11)%

Expenses as a Percent of Total Revenue

Marketing and Sales	28%	28%	28%	27%
Research and development	23%	21%	23%	21%
General and administrative	7%	8%	8%	8%

      Marketing and sales expense remained flat and increased $3.3 million in the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001. The increase for the six months ended June 29, 2002, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employees, primarily from acquisitions, partially offset by a decrease in marketing program expense.

      Research and development expense, prior to the reduction for capitalization of software development costs, was $86.5 million, representing 25% of total revenue, in the three months ended June 29, 2002, and $81.6 million, representing 23% of total revenue, for the three months ended June 30, 2001. Research and development expense, prior to the reduction for capitalization of software development costs, was $171.7 million, representing 25% of total revenue, in the six months ended June 29, 2002, and $160.2 million, representing 23% of total revenue, for the six months ended June 30, 2001. For the three and six months ended June 29, 2002, Cadence capitalized software development costs of $8.2 million and $15.2 million, respectively, representing 10% and 9% of total research and development expenditures, respectively. For the three and six months ended June 30, 2001, Cadence capitalized software development costs of $7.7 million and $15.3 million, respectively, representing 9% and 10% of total research and development expenditures, respectively. The capitalized software development costs for the three and six months ended June 29, 2002 remained flat. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development work performed.

      The increase in net research and development expense of $4.4 million and $11.6 million for the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employees primarily from acquisitions.

      General and administrative expense decreased $1.9 million in the three months ended June 29, 2002, when compared to the same period in 2001, primarily due to a decrease in legal and consulting expenses. General and administrative expense decreased $6.2 million in the six months ended June 29, 2002, when compared to the same period in 2001, primarily due to a decrease in bad debt expense.

      Foreign currency exchange rates effectively decreased operating expenses by $0.2 million and $2.1 million for the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In millions)
Amortization of acquired intangibles	$19.0	$25.9	$37.7	$47.9

Amortization of Acquired Intangibles as a Percent of Total Revenue

Amortization of acquired intangibles	6%	7%	5%	7%

      Amortization of acquired intangibles decreased $6.9 million and $10.2 million in the three and six months ended June 29, 2002, respectively, when compared with the same periods in 2001, primarily due to the effects of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” and the write-off of Diablo Research Company, LLC in the three months ended June 30, 2001, partially offset by the amortization of intangibles acquired from SPC. See “Notes to Condensed Consolidated Financial Statements — Goodwill and Other Intangibles Assets.”

Amortization of Deferred Stock Compensation

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

		(In millions)
Amortization of deferred stock compensation	$7.5	$7.2	$10.9	$13.1

Amortization of Deferred Stock Compensation as a Percent of Total Revenue

Amortization of deferred stock compensation	2%	2%	2%	2%

      Cadence records deferred stock compensation resulting from stock options granted in 2002 and 2001 to purchase Tality stock and sales of Tality restricted stock (subsequently retired). Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and the price paid for restricted stock by certain Cadence executives and employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales.

      In addition, Cadence recorded deferred stock compensation resulting from Cadence’s acquisition of CadMOS, Simplex and Plato Design Systems Incorporated. Deferred stock compensation resulting from the acquisitions represent the difference between the exercise price of unvested stock option grants to acquired employees and the fair market value of Cadence’s common stock at the time of such acquisitions.

      Cadence is amortizing the deferred stock compensation to expense over the period during which the stock options vest using the straight-line method. Amortization of deferred stock compensation remained flat and decreased $2.2 million for the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001. The decrease for the six months ended June 29, 2002, was primarily due to the amortization of restricted stock sales in 2001 that have been fully amortized and a reduction in the unamortized deferred stock compensation resulting from employee terminations, partially offset by the deferred stock compensation related to SPC and Plato.

Restructuring, asset impairment and special charges

      The following table presents information regarding restructuring and special charges for the three and six months ended June 29, 2002 and June 30, 2001:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In millions)
Restructuring charges and asset impairment	$55.5	$32.7	$73.2	$34.2
Write-off of acquired in-process technology	27.4	1.0	27.4	13.1
Goodwill write-off	—	25.8	—	25.8
Legal accrual	—	—	11.1	—
Separation costs and other	—	2.4	—	5.8

Total restructuring, asset impairment and special charges	$82.9	$61.9	$111.7	$78.9

Restructuring Charges and Asset Impairment

      In the second quarter of 2001, Cadence announced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources. The restructuring activities were initiated primarily due to the severe downturn in the economic environment in the electronics industry. The restructuring was primarily aimed at reducing excess employee and capacity costs within Cadence’s design services business and certain other business/infrastructure groups.

      In the three and six months ended June 29, 2002, Cadence recorded $55.5 million and $73.2 million, respectively, of restructuring charges. Cadence’s restructuring costs consisted of $19.7 million and $26.8 million for workforce reduction and $23.2 million and $29.2 million in changes in estimates for previously recorded accruals and to downsize and close excess facilities. In addition, Cadence’s restructuring actions and associated costs consisted of $12.6 million and $17.2 million of asset impairment charges related to certain long-lived assets for the three and six months, respectively. Management estimates that Cadence will realize annualized cost reductions of approximately $71.4 million in salary and benefit costs related to the 2002 workforce reduction and $16.3 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activities in 2001, which could vary based upon changes in estimates.

      The 2002 restructuring activities will result in the termination of employment for approximately 475 employees for the three months ended June 29, 2002, and 750 employees for the six months ended June 29, 2002. While such terminations of employment are across various business functions, operating units and geographic regions, the communications-related areas within the design services business are the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to June 29, 2002. All severance benefits will be paid within 12 months.

      Facilities consolidation charges of $23.2 million and $29.2 million were incurred in the three and six months ended June 29, 2002, respectively, in connection with the further downsizing of three and five previously downsized sites, respectively, the downsizing and closing of three and eleven additional sites, respectively, and changes in lease loss estimates for two sites in the three and six month periods. Of the $23.2 million and $29.2 million charges, $16.7 million related to changes in lease loss estimates. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 is $32.6 million, which will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Cadence has estimated that the high end of the lease loss could be as much as $57.0 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Since June 2001, 27 sites have been selected for downsizing or closure. As of June 29, 2002, 15 sites had been vacated, eight sites had been downsized and actions related to the four remaining sites are scheduled to occur prior to October 2002.

      Asset-related charges of $12.6 million and $17.2 million for the three and six months ended June 29, 2002, respectively, were incurred in connection with leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses.

In-Process Technology

      Upon consummation of the Simplex acquisition in June 2002, Cadence immediately charged to expense $27.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2003. Expenditures to complete the in-process technology are expected to total approximately $5.4 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, Simplex’s in-process research and development projects were related to the development of extraction and power analysis technologies. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

      The net cash flows resulting from the projects underway at Simplex used to value the purchased research and development were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence’s ability to gain market acceptance in these segments, and the life cycle of this in-process technology.

      Estimated total revenue from the acquired in-process technology is expected to primarily peak in 2003 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $13.9 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes, and depreciation of approximately 53% of the revenue generated from in-process technology. However, there can be no assurance that these estimates will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

      The rate used to discount the net cash flows from purchased in-process technology was approximately 30%. The discount rate is sometimes higher than the weighted average cost of capital, or WACC, due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      Upon consummation of the CadMOS acquisition in February 2001, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in 2002. As of June 29, 2002, expenditures to complete the in-process technology totaled $1.6 million and expenditures to complete the remaining in-process technology are expected to total approximately $0.3 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

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

      Estimated total revenue from the acquired in-process technology is expected to peak in 2004 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $3.6 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes, and depreciation of approximately 50% of the revenue generated from in-process technology. However, there can be no assurance that these estimates will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

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

Goodwill Write-Off

      In relation to the wireless communications business downsizing and current decline in business conditions generally, Cadence restructured certain of its businesses. As a result, in the three months ended June 30, 2001, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of employees directly related to these assets and reduction of future emphasis on this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

Legal Accrual

      In the first quarter of 2002, Cadence recorded $11.1 million of expense, which is classified as a special charge for estimated losses related to certain litigation. See Part II “Other Information” Item 1 “Legal Proceedings”.

Tality IPO-Related Expense, Separation Costs and Other

      In the second quarter of 2001, Cadence recorded $1.3 million of Tality separation costs primarily related to legal and consulting fees.

      Also in connection with its announced restructuring, certain additional costs will be incurred in order to fulfill Tality contracts. As a result, a loss provision of $1.1 million has been accrued against these contracts.

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

Other Income and Income Taxes

      Other income decreased $10.4 million and $5.0 million for the three and six months ended June 29, 2002, respectively, when compared to the same periods in 2001, primarily due to a write-down of equity investments to fair value, partially offset by investment gains.

      Cadence’s estimated effective tax rate for the three and six months ended June 29, 2002 and June 30, 2001, was 26% and 26.5%, respectively, excluding the write-off of in-process technology and amortization of deferred stock compensation. Based on current estimates, 26% is the expected effective tax rate for 2002.

Liquidity and Capital Resources

      At June 29, 2002, Cadence’s principal sources of liquidity consisted of $279.1 million of cash and cash equivalents and short-term investments, compared to $274.8 million at December 29, 2001, and two syndicated senior unsecured credit facilities totaling $360.0 million. At June 29, 2002, Cadence had no outstanding borrowings under these credit facilities.

      Cash used for operating activities increased $146.6 million which resulted in the use of $69.9 million for the six months ended June 29, 2002, when compared to the six months ended June 30, 2001. In the comparable period of 2001, Cadence generated $76.1 million in cash from its operating activities. The increase in the first six months of 2002 was primarily due to an increase in trade and installment contract receivables. The increase in installment contract receivables was due to a higher proportion of term software licenses, as a percent of total revenues, for the six months ended June 29, 2002.

      At June 29, 2002, Cadence had net working capital of $183.2 million, as compared with $162.5 million at December 29, 2001. The working capital increase was primarily attributable to a $30.0 million increase in receivables, partially offset by a $20.4 million increase in deferred revenue. The increase in receivables was due to the Simplex acquisition, the effect of foreign exchange rate fluctuations and the pattern of billings and collections activity for the time periods presented.

      In addition to its short-term investments, Cadence’s primary investing activities consisted of acquisitions, and the related acquired intangibles, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $60.0 million and $92.3 million of cash used for investing activities in the six months ended June 29, 2002 and June 30, 2001, respectively.

      Cadence has previously sold put warrants and purchased call options through private placements. See “Notes to Condensed Consolidated Financial Statements — Stock Repurchase Programs.” At June 29, 2002, there were no put warrants or call options outstanding.

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At June 29, 2002 and June 30, 2001, Cadence transferred accounts receivable totaling $138.8 million and $91.7 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Transfers of accounts receivable for cash are reported in Cadence’s Consolidated Statements of Cash Flows as a financing activity.

      Cadence also purchased $58.2 million of its common stock and reissued $52.4 million of common stock through its employee option and stock purchase programs in the six months ended June 29, 2002.

      As part of its overall investment strategy, Cadence is a limited partner in two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P. As of June 29, 2002, Cadence has committed a combined $76.4 million to both funds and is contractually committed to contribute up to an additional $54.3 million. Cadence’s investments in both funds are recorded in other assets in the accompanying Condensed Consolidated Balance Sheets.

      The primary components of other long-term liabilities are income taxes payable of $97.8 million, deferred compensation of $41.1 million and lease obligations related to restructuring activities of $40.7 million. Other long-term liabilities increased $45.2 million to $180.0 million for the six months ended June 29, 2002. The increase was primarily attributable to the long-term lease obligations of the restructuring activities.

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities, referred to as the Three-Year Facility, is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. As amended, the 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million on a rolling four-quarter basis. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows amounts under the 2000 Facilities. At June 29, 2002, Cadence was in compliance with the covenants in the 2000 Facilities and there were no outstanding borrowings.

      Cadence anticipates that current cash and short-term investment balances, cash flow from operations, and its $360.0 million revolving credit facilities will be sufficient to meet its working capital and other capital requirements on a short-and long-term basis.

      Management estimates that the restructuring saving in the first and second quarter of 2002 will result in annualized cost reductions of approximately $71.4 million in salary and benefits costs. All severance benefits are expected to be paid by the end of 2002.

New Accounting Standards

      In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. Cadence has not yet determined the effect SFAS No. 146 will have on its consolidated financial position, results of operations or cash flows.

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

Cadence is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn or any future downturns may reduce Cadence’s revenue

      Purchases of Cadence’s products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. Integrated circuit manufacturers and electronics systems companies experienced a slowdown of demand and production in 2001, which has intensified in 2002. Services and hardware revenue is expected to continue to be adversely affected by the general slowdown in the economy and in the electronics industry. The current slowdown and any future downturns may reduce Cadence’s software and maintenance revenue and further reduce its services and hardware revenue and harm its results of operations.

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

      Cadence’s quarterly operating results are affected by the mix of license types entered into in connection with the sale of software products. Cadence has three basic licensing models: term, subscription and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, while product revenue associated with subscription licenses is recognized ratably over the term of the license. Material differences may result in the amount and timing of Cadence’s reported revenue depending on the actual mix of license types in any given period. In July 2002, Cadence announced an expected change in the mix of software license types going forward, due to an increasing customer preference for its subscription licenses, which give customers limited access to new technology. Cadence expects the shift in mix to a higher percentage of subscription licenses to occur in the second half of 2002, resulting in lower revenue in the second half of 2002 and the first half of 2003, on a year-over-year comparative basis.

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

      In addition, Cadence bases its expense budgets partially on its expectations of future revenue. However, it is difficult to predict revenue levels or growth. Revenue levels that are below Cadence’s expectations could seriously hurt Cadence’s business, operating results and financial condition. Also, because of the timing of large orders and its customers’ buying patterns, Cadence may not learn of revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of Cadence common stock. Many of Cadence’s services engagements are terminable with little or no advance notice and without penalty. Since a significant portion of the costs of services is labor-related, Cadence may not be able to reduce its costs in a timely manner to respond to an unanticipated revenue loss when one or more projects is terminated.

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

      Cadence has a lengthy sales cycle that generally extends at least three to six months. The length of the sales cycle may cause Cadence’s revenue and operating results to vary unexpectedly from quarter-to-quarter. The complexity and expense associated with Cadence’s business generally requires a lengthy customer education, evaluation and approval process. Consequently, Cadence may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent Cadence from pursuing other opportunities.

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

      The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic IC and system design industries are experiencing several revolutionary trends:

•	Migration to Deep SubMicron/ Nanometer Design: The size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to deep submicron or nanometer design. It represents a major challenge for all levels of the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns or 400,000 nanometers) is challenging fundamental laws of physics and chemistry.
•	The ability to design very large ICs, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as “SoC”), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

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

Cadence has historically suffered losses in its electronics design services business

      The market for electronics design services is relatively new, rapidly evolving and sensitive to customer budgetary constraints and engineering capacity. Cadence’s design services business historically suffered losses, and Cadence incurred significant expense in connection with the separation, restructuring and reorganization of its Tality subsidiary, now a part of Cadence Design Foundry business. If Cadence’s design services business fails to increase its revenue to offset its expenses, the design services business will continue to experience losses. Cadence’s failure to succeed in the design services business may seriously harm Cadence’s business, operating results and financial condition.

The success of Cadence’s services businesses depend on factors that are difficult to control

      In order to be successful with its services, Cadence must overcome several factors that are difficult to control, including the following:

•	Cadence’s cost of services employees is high and reduces gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence’s cost of providing those services. Cadence must pay high salaries to attract and retain professional services employees. This results in a lower gross margin than the gross margin in Cadence’s software business. In addition, the high cost of training new services employees or not fully utilizing these employees can significantly lower gross margin, and it is difficult to adjust staffing levels quickly to reflect customer demand for services and therefore, the services business could experience losses.
•	A substantial portion of these services contracts consists of fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence’s cost in performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could seriously harm Cadence’s business, operating results and financial condition.

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

      In the EDA products industry, Cadence currently competes with two large companies: Mentor Graphics Corporation and Synopsys, Inc. In 2002, Synopsys and Avant! merged, and the combined company may improve its competitive position with respect to Cadence. Cadence also competes with Magma Design Activation, Inc. and numerous smaller companies, a number of which have become publicly-traded companies or have combined with other EDA companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

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

Cadence obtains key components for its hardware products from a limited number of suppliers

      Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence’s inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on IBM to manufacture hardware components for Cadence’s PalladiumTM products. Other disruptions in supply may also occur. If there were such a reduction or interruption, Cadence’s results of operations would be seriously harmed. Even if Cadence can eventually obtain these components from alternative sources, a significant delay in Cadence’s ability to deliver products would result.

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

      Cadence has acquired numerous other businesses before and is likely to acquire other businesses in the future. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders, or that Cadence’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence’s business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery after the acquisition has been completed of liabilities assumed from the acquired business;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Adverse effects on existing relationships with suppliers and customers; and
•	Failure to understand and compete effectively in markets in which Cadence has limited previous experience.

Cadence’s international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

      Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 48% for the second quarter of 2002 and 46% for the second quarter of 2001. Cadence also transacts business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably Japan and Europe, have had, and may continue to have, a seriously harmful effect on Cadence’s revenue and operating results.

      Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which Cadence conducts business could seriously harm its business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, it will take more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. If Cadence prices its products and services in the foreign currency, it will receive less in U.S. dollars than it did before the rate increase went into effect. If Cadence prices its products and services in U.S. dollars, an increase in the exchange rate will result in an increase in the price for Cadence’s products and services compared to those products of its competitors that are priced in local currency. This could result in Cadence’s prices being uncompetitive in markets where business is transacted in the local currency. Cadence’s international operations may also be subject to other risks, including:

•	The adoption and expansion of government trade restrictions;
•	Volatile foreign exchange rates and currency conversion risks;
•	Limitations on repatriation of earnings;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Business interruptions from terrorism, military operations and war;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	U.S. government licensing requirements for exports which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

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

Cadence’s failure to attract, train, motivate and retain key employees may harm its business

      Competition for highly skilled employees is intense. Cadence’s business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce Cadence’s gross margins and harm its business and operating results. Competition for these employees is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where Cadence’s principal offices are located, and the other locations where it maintains facilities. To attract and retain individuals with the requisite expertise, Cadence may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Cadence may also be required to pay significant base salaries and cash bonuses, which could harm its operating results. If Cadence does not succeed in hiring and retaining candidates with appropriate qualifications, it will not be able to grow its business and its operating results will suffer. Cadence’s failure to attract, train, motivate and retain key employees would impair its development of new products, its ability to provide design and methodology services and the management of its businesses. This would seriously harm Cadence’s business, operating results and financial condition.

If Cadence becomes subject to unfair hiring claims, Cadence could be prevented from hiring needed employees, incur liability for damages and incur substantial costs in defending itself

      Companies in Cadence’s industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent Cadence from hiring employees or cause it to incur liability for damages. Cadence could also incur substantial costs in defending itself or its employees against these claims, regardless of their merits. Defending itself from these claims could also divert the attention of Cadence’s management from its operations.

Errors or defects in Cadence’s products and services could expose it to liability and harm its reputation

      Cadence’s customers use its products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which Cadence works, some of its products and designs can be adequately tested only when put to full use in the marketplace. As a result, its customers or their end users may discover errors or defects in Cadence’s software or the systems Cadence designs, or the products or systems incorporating its design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of or delay in revenue and loss of market share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problem;
•	Increased service costs; and
•	Liability for damages.

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

      On September 29, 2000, Cadence entered into two syndicated, senior unsecured credit facilities that allow Cadence to borrow up to $360.0 million. These two credit facilities are referred to as the 2000 Facilities. One of the 2000 Facilities, referred to as the Three-Year Facility, is a $100.0 million three-year revolving credit facility, which terminates on September 29, 2003. The other 2000 Facility, referred to as the 364-Day Facility, consists of a $260.0 million, 364-day revolving credit facility convertible into a term loan. As amended, the 364-Day Facility will terminate on September 27, 2002, at which time loans outstanding thereunder may be converted to a one-year term loan with a maturity date of September 29, 2003, or, at the request of Cadence and with the consent of members of the bank group that wish to do so, the Facility may be extended for one additional 364-day period with respect to the portion of the 364-Day Facility outstanding loans that a consenting bank holds. For both of the 2000 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the prime rate. As a result, Cadence’s interest expense associated with borrowings under the 2000 Facilities will vary with market rates. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.34% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 364-Day Facility whenever combined borrowings under the two 2000 Facilities exceed $118.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused. The 2000 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum EBITDA of not less than $200.0 million on a rolling four-quarter basis. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash less (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio. From time to time, Cadence borrows under the 2000 Facilities. At June 29, 2002, Cadence was in compliance with the covenants in the 2000 Facilities and there were no outstanding borrowings.

      The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than

12 months are considered long-term investments. As of June 29, 2002, all of Cadence’s investments have maturities of less than 12 months. The carrying value approximated fair value at June 29, 2002.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Cash — variable rate	$132.9	1.93%
Cash equivalents — variable rate	36.9	1.89%
Cash — fixed rate	25.0	2.50%
Short-term investments — fixed rate	11.0	1.78%

Total interest bearing instruments	$205.8	1.98%

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

      Cadence also purchases foreign currency put options from financial institutions to hedge the currency exchange risks associated with probable but not firmly committed transactions. Although there were no foreign currency put options outstanding in the quarters ended June 29, 2002 or June 30, 2001, Cadence may choose to use put options in the future. A foreign currency put option acts as a hedge by increasing in value as the underlying transactional value decreases. Probable but not firmly committed transactions consist of revenue from Cadence’s products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence’s subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in prepaid expenses and other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction.

      Cadence does not use forward contracts and put options for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts and put options mature.

      The table below provides information as of June 29, 2002 about Cadence’s forward contracts. As of June 29, 2002, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to August 15, 2002.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Euro	$43.3	0.94
Japanese yen	20.4	127.23
Canadian dollars	9.1	1.54
British pound sterling	7.0	1.46
Swedish krona	2.7	9.73
Hong Kong dollars	2.4	7.78
Singapore dollars	1.1	1.79

	$86.0

Estimated fair value	$1.0

      While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence’s consolidated results of operations and financial position during the quarter ended June 29, 2002. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

Equity Price Risk

      Cadence repurchases shares of its common stock under its stock repurchase program. Repurchased shares may be used for general corporate purposes including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Cadence may purchase stock in the open market for cash, or may purchase call options or sell put warrants to mitigate equity price risk associated with its stock repurchase program. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect “net share settlement”, rather than physical settlement, of put warrants that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence’s stock repurchase program includes the following characteristics:

•	Cadence may purchase shares of its common stock on the open market at the prevailing market prices.
•	Call options allow Cadence to buy shares of its common stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, Cadence will typically exercise the option and receive shares of its stock. If the market price of the common stock is less than the exercise price of a call option, Cadence typically will not exercise the option.
•	Call option issuers may accumulate a substantial number of shares of Cadence common stock in anticipation of Cadence’s exercising its call option and may dispose of these shares if and when Cadence fails to exercise its call option. This could cause the market price of Cadence common stock to fall.

•	Depending on the exercise price of the put warrants and the market price of Cadence common stock at the time of exercise, “net share settlement” of the put warrants with Cadence common stock could cause Cadence to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the open market, which could cause the price of Cadence common stock to fall.

•	Put warrant holders may accumulate a substantial number of shares of Cadence common stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and Cadence issues shares in settlement of their put warrants. This could also cause the market price of Cadence common stock to fall.

      At June 29, 2002, there were no put warrants or call options outstanding.

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

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000, the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District’s Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the

District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs. Cadence received the bonded portion of the judgment in April 2002.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owned by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fees for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application, and on February 13, 2002, issued an order dismissing the case. Mentor has filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action.

      On July 21, 1999, Mentor filed suit against Quickturn, which action is pending in the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464. Mentor has alleged that Quickturn’s MercuryTM and MercuryPlusTM hardware emulation systems infringe U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. At Quickturn’s request, Cadence was added as a defendant. Quickturn and Cadence are vigorously defending themselves against Mentor’s claims, and have filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. In March 2002, the Court ruled that Mentor’s title to U.S. Patent No. 5,777,489 was defective at the time the action was filed and dismissed that patent from the action without prejudice to re-file. Mentor has since filed Civil Action No. C02-1426-SI, alleging that Quickturn’s MercuryTM hardware emulation systems (but not Quickturn’s MercuryPlus™ emulation systems) infringe U.S. Patent No. 5,777,489. This new action has been consolidated with Civil Action No. C 99-5464 for pre-trial purposes. Quickturn and Cadence continue to vigorously defend themselves against Mentor’s claims regarding U.S. Patent No. 5,777,489 in the new action.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence have also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor has threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleges infringement of both of these patents. On August 7, 2002, the Court ruled that MercuryPlusTM infringed Claim 8 of U.S. Patent No. 5,999,725.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464, C 00-01030 and C 02-1426-SI, described above, for purposes of discovery and pre-trial motions. A trial date has been set for January 6, 2003. On April 2, 2002, the Court ruled that MercuryPlusTM infringed Claims 1 and 5 of the patent.

On May 20, 2002, in response to a motion for summary judgment brought by Quickturn and Cadence, the Court ruled that claim 1 of the patent was invalid and, accordingly, dismissed that claim from the case. Quickturn and Cadence continue to vigorously defend against U.S. Patent No. 5,574,388 on the grounds of invalidity and unenforceability.

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

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court, District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. Cadence and Quickturn believe the complaint is without merit and intend to vigorously defend themselves.

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

Item 2. Changes in Securities and Use of Proceeds

      In connection with Cadence’s acquisition of Plato Design Systems Incorporated completed on April 24, 2002, Cadence has or will issue up to an aggregate of 2,666,043 shares of its common stock as consideration for all of the outstanding shares of capital stock, and assumption of options of Plato. Such shares are being issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 15, 2002, the stockholders of Cadence approved the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

H. Raymond Bingham	194,756,891	28,611,887
Susan L. Bostrom	221,882,171	1,486,607
Dr. Leonard Y.W. Liu	221,845,675	1,523,103
Donald L. Lucas	221,816,094	1,552,684
Dr. Alberto Sangiovanni-Vincentelli	197,879,551	25,489,227
George M. Scalise	222,051,764	1,317,014
Dr. John B. Shoven	222,087,478	1,281,300
Roger S. Siboni	222,106,711	1,262,067

2. A proposal to approve the 2001 Employee Stock Purchase Plan was approved by a vote of 200,624,108 for, 22,647,878 opposed, and 96,772 withheld.

3. A proposal for the ratification of the selection of KPMG LLP as independent auditors for the fiscal year ending December 28, 2002 was approved by a vote of 219,901,565 for, 3,390,460 opposed, and 76,753 withheld.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

      None.

(b) Reports on Form 8-K:

      On July 18, 2002, the Registrant furnished a Current Report on Form 8-K reporting the election of Sean M. Maloney to Cadence’s Board of Directors.

      On June 28, 2002, the Registrant furnished a Current Report on Form 8-K reporting the completion of Cadence’s acquisition of Simplex Solutions, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: August 13, 2002

By:	/s/ H. RAYMOND BINGHAM

H. Raymond Bingham
President, Chief Executive Officer, and Director

DATE: August 13, 2002

By:	/s/ WILLIAM PORTER

William Porter
Senior Vice President
and Chief Financial Officer