Form 10-Q
period 2002-09-28
CADENCE DESIGN SYSTEMS INC
filed 2002-11-12
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

      At November 2, 2002, there were 268,880,372 shares of the registrant’s common stock, $0.01 par value, outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 28,	December 29,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents	$164,135	$206,311
Short-term investments	20,972	68,483
Receivables, net	298,300	258,402
Inventories	7,575	18,151
Prepaid expenses and other	90,826	83,575

Total current assets	581,808	634,922
Property, plant and equipment, net	440,245	417,189
Software development costs, net	13,194	11,938
Acquired intangibles, net	874,083	413,641
Installment contract receivables, net	99,095	58,918
Other assets	199,347	193,422

Total Assets	$2,207,772	$1,730,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital leases	$1,685	$1,397
Accounts payable and accrued liabilities	245,918	259,029
Deferred revenue	193,449	211,965

Total current liabilities	441,052	472,391

Long-Term Liabilities:
Long-term debt and capital leases	95,867	1,476
Other long-term liabilities	168,349	134,816

Total long-term liabilities	264,216	136,292

Stockholders’ Equity:
Common stock and capital in excess of par value	1,040,707	628,697
Deferred stock compensation	(46,331)	(56,241)
Retained earnings	518,766	535,511
Accumulated other comprehensive income (loss)	(10,638)	13,380

Total stockholders’ equity	1,502,504	1,121,347

Total Liabilities and Stockholders’ Equity	$2,207,772	$1,730,030

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenue:
Product	$210,286	$217,408	$655,399	$588,831
Services	33,992	57,992	114,284	211,810
Maintenance	82,958	84,608	247,087	251,599

Total revenue	327,236	360,008	1,016,770	1,052,240

Costs and Expenses:
Cost of product	14,630	32,029	62,552	81,308
Cost of services	28,078	48,652	89,628	151,133
Cost of maintenance	16,007	16,849	49,775	49,725
Marketing and sales	103,216	96,593	296,167	286,243
Research and development	84,647	74,247	241,092	219,129
General and administrative	26,267	27,640	78,249	85,849
Amortization of acquired intangibles	22,034	23,995	59,731	71,915
Amortization of deferred stock compensation(A)	10,465	2,480	21,412	15,595
Restructuring, asset impairment and special charges	6,600	(167,686)	118,331	(88,694)

Total costs and expenses	311,944	154,799	1,016,937	872,203

Income (loss) from operations	15,292	205,209	(167)	180,037
Other income (expense), net	(492)	277	(5,311)	435

Income (loss) before provision for income taxes	14,800	205,486	(5,478)	180,472
Provision for income taxes	6,569	78,061	11,267	78,114

Net income (loss)	$8,231	$127,425	$(16,745)	$102,358

Basic net income (loss) per share	$0.03	$0.52	$(0.07)	$0.41

Diluted net income (loss) per share	$0.03	$0.50	$(0.07)	$0.40

Weighted average common shares outstanding	267,300	246,487	256,461	246,864

Weighted average common and potential common shares outstanding – assuming dilution	271,437	256,978	256,461	258,700

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$1,360	$712	$2,131	$3,758
Marketing and sales	3,594	172	7,482	2,958
Research and development	4,258	365	7,472	2,443
General and administrative	1,253	1,231	4,327	6,436

	$10,465	$2,480	$21,412	$15,595

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Cash and Cash Equivalents at Beginning of Period	$206,311	$85,220

Cash Flows from Operating Activities:
Net income (loss)	(16,745)	102,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,277	177,060
Net investment gain on sale and equity loss (income)	(22,410)	(2,736)
Minority interest income	—	(1,959)
Fair market value of options issued to consultants	(1,130)	(690)
Deferred income taxes	8	2,737
Write-off of acquired in-process technology	34,000	13,100
Acquisition-related asset write-off	2,167	—
Write-off of goodwill	—	25,834
Provision for impairment of investment held in venture capital partnerships	13,408	—
Non-cash restructuring charges	29,744	31,178
Tax benefit (provision) on stock option exercise	—	6,055
Provisions for losses on trade accounts receivable	8,433	18,554
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(39,573)	31,979
Proceeds from transfer of financial assets in exchange for cash	162,797	155,252
Inventories	1,238	(12,190)
Prepaid expenses and other	3,977	28,919
Installment contract receivables	(211,184)	(178,596)
Other assets	(21,468)	(28,135)
Accounts payable and accrued liabilities	(55,512)	(12,019)
Deferred revenue	(22,065)	(897)
Other long-term liabilities	33,264	35,269

Net cash provided by operating activities	70,226	391,073

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments	47,695	71,372
Purchases of short-term investments-available-for-sale	(10,051)	(39,651)
Purchases of property, plant and equipment	(95,817)	(120,142)
Capitalization of software development costs	(20,204)	(22,589)
Investment in venture capital partnership and equity investments	(6,193)	(7,957)
Net cash effect of business acquisitions	(40,226)	(2,188)
Sale of put warrants	—	14,934
Purchase of call options	—	(14,934)

Net cash used for investing activities	(124,796)	(121,155)

Cash Flows from Financing Activities:
Proceeds from credit facility	95,000	222,900
Principal payments on credit facility and capital leases	(1,150)	(224,857)
Proceeds from repayment of notes receivable	—	10,523
Proceeds from issuance of common stock	73,608	48,077
Purchases of treasury stock	(158,187)	(241,408)
Repurchase of minority interest	—	(11,958)

Net cash provided by (used for) financing activities	9,271	(196,723)

Effect of exchange rate changes on cash and cash equivalents	3,123	(2,551)

Net increase (decrease) in cash and cash equivalents	(42,176)	70,644

Cash and Cash Equivalents at End of Period	$164,135	$155,864

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

      The Condensed Consolidated Financial Statements included in this Quarterly Report have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report fully comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

      The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

      Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 29, 2001 have been reclassified to conform to the September 28, 2002 presentation. For the nine months ended September 29, 2001, Cadence reclassified Proceeds from transfer of financial assets in exchange for cash from Cash Flows from Financing Activities to Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows to conform to the September 28, 2002 presentation, which is consistent with the guidance of Statement of Financial Accounting Standards, or SFAS, No. 95, “Statement of Cash Flows”.

Acquisitions

      On September 27, 2002, Cadence acquired International Business Machines Corporation’s, or IBM’s, Test Design Automation, or TDA, business and paid a total cash purchase price of approximately $70.0 million. Concurrent with the acquisition, Cadence licensed software to IBM under term and subscription licenses, and entered into an agreement to provide services for cash to be paid over the duration of the respective contracts under standard terms. Cash to be paid by IBM will be significantly in excess of the cash paid by Cadence for the TDA business. The software licenses and services transactions were determined to have fair value based upon pricing for comparable transactions. Cadence purchased IBM’s TDA business to acquire key technology and personnel. The results of operations of the TDA business and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.

      For these concurrent transactions, Cadence considered SFAS No. 141, “Business Combinations”, and Emerging Issues Task Force, or EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, to determine whether the acquisition of the TDA business qualified for accounting as a purchase business combination. In addition, Cadence considered Accounting Principles Board, or APB, Opinion No. 29, “Accounting for Nonmonetary Transactions” and EITF, No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the concurrent transactions were appropriately recorded at their respective fair values. Monetary transactions and nonmonetary transac-

tions that represent the culmination of an earnings process are recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable, if the fair values are reasonably determinable. In concluding that the fair values were reasonably determinable, Cadence considered its recent history of cash sales for similar products or services in similar sized transactions with similar terms.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of the TDA business and the estimated amortization period for the acquired intangibles:

(In thousands)
Property, plant and equipment, net	$448
Acquired intangibles:
In-process technology	6,600
Existing technology (five-year weighted-average useful life)	12,200
Patents (five-year weighted-average useful life)	2,100
Service agreements (five-year weighted-average useful life)	3,500
Goodwill	38,651
Other non-current assets	7,480

Total assets acquired	$70,979

Current liabilities	$984

Total liabilities assumed	984

Net assets acquired	$69,995

      The $6.6 million assigned to acquired in-process technology was determined by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is included in Restructuring, asset impairment and special charges in the Condensed Consolidated Statement of Operations. The weighted-average useful life of the acquired intangibles, excluding in-process technology, is approximately five years.

      The $38.7 million of goodwill was assigned to the Product segment. For tax purposes, $19.9 million of the goodwill is expected to be deductible.

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company that provides software and services for the design and verification of integrated circuits, for approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of Cadence common stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million, for a total purchase price of $329.7 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day period including two days before and after the acquisition was announced. Cadence purchased Simplex to acquire key personnel and technology. The results of operations of Simplex and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Simplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$57,370
Property, plant and equipment, net	5,645
Acquired intangibles:
In-process technology	27,400
Existing technology (four-year weighted-average useful life)	13,900
Employee agreements (three-year weighted-average useful life)	7,500
Patents (four-year weighted-average useful life)	4,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Order backlog, trademarks and other assets (one-year weighted-average useful life)	5,273
Goodwill	226,180
Other non-current assets	3,074

Total assets acquired	$355,742

Current liabilities	$11,902
Other non-current liabilities	14,162

Total liabilities assumed	26,064

Net assets acquired	$329,678

      The $27.4 million assigned to acquired in-process technology was determined by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is included in Restructuring, asset impairment and special charges in the Condensed Consolidated Statement of Operations. The weighted-average useful life of the acquired intangibles, excluding in-process technology, is approximately four years.

      The $226.2 million of goodwill was assigned to the Product and Services segments in the amounts of $116.1 million and $110.1 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

      In the nine months ended September 28, 2002, Cadence also acquired three other companies and substantially all of the assets of one other division of a company. The preliminary aggregate price was $56.1 million plus future contingent payments, of which $20.3 million was cash and $35.8 million was shares of Cadence common stock.

      Goodwill recognized in these transactions was $41.1 million, all of which was assigned to the Product segment. Of the total goodwill, $7.3 million is expected to be deductible for tax purposes.

      Comparative pro forma financial information for the 2002 acquisitions has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.

      In the nine months ended September 28, 2001, Cadence acquired substantially all of the assets of two companies for an aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence immediately charged to expense $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      In December 2001, Cadence acquired Silicon Perspective Corporation, or SPC, a privately-held design technology firm, for approximately 6.2 million shares of Cadence common stock, valued at $129.4 million, 0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total purchase price of $134.7 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price will increase as certain predetermined performance goals are achieved in fiscal 2002 and 2003, referred to as earnouts. As of September 28, 2002, 9.3 million shares valued at $150.3 million were earned based on the achievement of these predetermined performance goals and will be issued no later than February 15, 2003. These goals are related to bookings, product development and continued employment of certain SPC employees. Cadence recorded approximately 89% of the value associated with the 9.3 million shares as goodwill and the remaining 11% of the value as deferred compensation. In connection with the acquisition, Cadence preliminarily allocated $107.6 million of the purchase price to goodwill, which has been adjusted to $241.9 million as a result of the earnout, and technology, trademarks, employee agreements and other assumed contractual obligations intangibles of $19.5 million. The goodwill is not expected to be deductible for tax purposes. The technology and other acquired intangibles are being amortized over one to five years. Compensation expense in connection with the earnout for the three and nine months ended September 28, 2002 was $4.9 million.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock and assumed options, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the signal integrity problems experienced in ultra-deep submicron processes. In the first quarter of 2002, Cadence issued an additional 0.2 million shares, valued at $3.6 million, due to CadMOS’ achievement of certain predetermined performance goals. In addition, the purchase price will increase by up to an additional 0.3 million Cadence shares if certain predetermined performance goals are achieved during the second and third years following the acquisition. These goals are related to bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence allocated the purchase price primarily to goodwill of $58.3 million, which has been adjusted to $61.9 million as a result of the achievement of performance goals, and technology and other acquired intangibles of $12.9 million. The goodwill is not expected to be deductible for tax purposes. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair values of the assets acquired and liabilities assumed are included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million, representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflected the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology was completed as of September 28, 2002. Expenditures to complete the in-process technology totaled $1.9 million. These projects will require additional development after they have reached a state of technological and commercial feasibility.

Tality Restructuring and Reorganization

      In July 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation. Tality’s separation from Cadence was substantially completed in October 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. Due to the economic downturn, Tality was reorganized and restructured beginning in 2001. In the second quarter of 2002, Simplex’s SoC Design Foundry was combined with Tality to operate as Cadence Design Foundry. Cadence Design Foundry will focus on high-end digital, analog and mixed-signal integrated circuit design in close conjunction with Cadence technology development groups. As a result, Cadence no longer has a separate design services group named Tality.

Restructuring Charges and Asset Impairment

      Cadence commenced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources, in the second quarter of 2001. The restructuring activities were initiated primarily due to the economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess employee and capacity costs within Cadence’s design services business and certain other business/infrastructure groups.

      For the nine months ended September 28, 2002, Cadence recorded $73.2 million of restructuring charges. Cadence’s restructuring costs consisted of $28.3 million for workforce reduction, $26.3 million in changes in estimates for previously recorded accruals and to downsize and close excess facilities and $18.6 million of asset impairment charges related to certain long-lived assets. Management estimates that Cadence will realize annualized cost reductions of approximately $83.2 million in salary and benefit costs related to the 2002 workforce reduction and $20.7 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activity in 2001, which amounts could vary based upon changes in estimates.

      The 2002 restructuring activities will result in the termination of employment of approximately 830 employees for the nine months ended September 28, 2002. While such terminations of employment are across various business functions, operating units and geographic regions, the communications-related areas within the design services business are the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to September 28, 2002. All severance benefits will be paid by September 28, 2003.

      For the nine months ended September 28, 2002, facilities consolidation charges of $26.3 million were incurred in connection with the further downsizing of three previously downsized sites, the downsizing and closing of 10 additional sites and changes in lease loss estimates for four sites. Of the $26.3 million, $12.3 million related to changes in lease loss estimates. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 is $22.9 million, which will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Cadence has estimated that the high end of the lease loss could be as much as $48.5 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Since June 2001, 27 sites have been selected for downsizing or closure. As of September 28, 2002, 15 sites had been vacated, eight sites had been downsized and actions related to the four remaining sites are scheduled to occur by the end of 2002.

      For the nine months ended September 28, 2002, asset-related charges of $18.6 million were incurred in connection with leasehold improvements for facilities and other fixed assets that were either abandoned or for which the estimated future cash flows were insufficient to cover the associated expenses.

      The following table summarizes Cadence’s restructuring activity for the nine months ended September 28, 2002:

	For the Nine Months Ended September 28, 2002

	Severance
	And	Excess		Other
	Benefits	Facilities	Assets	Restructuring	Total

	(In thousands)
Balance, December 29, 2001	$4,183	$17,233	$2,067	$—	$23,483
2002 restructuring charges	28,271	25,273	18,564	1,084	73,192
Non-cash charges	146	709	(8,345)	—	(7,490)
Cash charges	(16,650)	(12,998)	(125)	(1,084)	(30,857)

Balance, September 28, 2002	$15,950	$30,217	$12,161	$—	$58,328

Write-Down of Equity Investments

      In the nine months ended September 28, 2002, Cadence recorded a $13.4 million write-down of equity investments held in its venture capital partnerships to estimated fair value, as Cadence determined that the decline in fair value was other than temporary. The write-down is included in Other income (expense), net, in the Condensed Consolidated Statement of Operations.

Legal Accrual

      In the nine months ended September 28, 2002, Cadence recorded $11.1 million of expense for estimated losses related to certain litigation. This expense is classified as a special charge and included in Restructuring, asset impairment and special charges in the Condensed Consolidated Statement of Operations.

Inventories

      Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer chips and electronic systems.

      A summary of inventories follows:

	September 28,	December 29,
	2002	2001

	(In thousands)
Raw materials	$7,491	$18,133
Work in process	84	18

Total inventories	$7,575	$18,151

      In the nine months ended September 28, 2002, Cadence recorded a $9.3 million write-off of inventory, which is included in Cost of product in the Condensed Consolidated Statement of Operations. The $9.3 million charge reflects inventory surplus over sales forecast for the succeeding 12-months.

Comprehensive Income (Loss)

      Comprehensive income (loss) includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from Net income (loss) and reflected instead in Stockholders’ Equity. A summary of Comprehensive income (loss) follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

		(In thousands)
Net income (loss)	$8,231	$127,425	$(16,745)	$102,358
Translation gain (loss)	325	1,329	2,710	(2,387)
Unrealized gain (loss) on investments	4,870	7,910	(26,727)	8,242

Comprehensive income (loss)	$13,426	$136,664	$(40,762)	$108,213

Net Income (Loss) Per Share

      The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to weighted average common and potential common shares used to calculate diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In thousands)
Weighted average common shares used to calculate basic net income (loss) per share	267,300	246,487	256,461	246,864
Options	3,386	9,330	—	11,079
Warrants and other contingent shares	751	154	—	190
Puts	—	1,007	—	567

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	271,437	256,978	256,461	258,700

      Options to purchase 47,820,118 and 68,977,594 shares of common stock were outstanding for the three and nine months ended September 28, 2002, respectively, but were not included in the computation of diluted net income (loss) per share because their effect would be antidilutive. These options expire at various dates through 2012. Warrants to purchase 140,000 shares of common stock were outstanding at September 28, 2002, but were not included in the computation of diluted net loss per share for the nine months ended September 28, 2002, because their effect would be antidilutive. The outstanding warrants expire in June 2003. Put warrants to purchase 2,897,500 shares of common stock were not included in the computation of diluted net loss for the nine months ended September 28, 2002, because their effect would be antidilutive. These put warrants expired on various dates through May 2002. Contingently issuable shares of 1,035,781 were not included in the calculation of diluted net loss per share for the nine months ended September 28, 2002, because their effect would be antidilutive.

      Options to purchase 14,579,911 and 10,192,215 shares of common stock were outstanding for the three and nine months ended September 29, 2001, respectively, but were not included in the computation of diluted net income per share because the effect would be antidilutive. These options expire at various dates through

2011. Put warrants obligating Cadence to purchase from warrant holders 13,297 and 562,235 shares of common stock were outstanding for the three and nine months ended September 29, 2001, respectively, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The put warrants outstanding during the three and nine months ended September 29, 2001 expired on various dates through May 2002.

Credit Facilities

      On September 27, 2002, Cadence entered into two syndicated, senior unsecured credit facilities, or the 2002 Facilities, that allow Cadence to borrow up to $375.0 million. One of the 2002 Facilities is a $187.5 million three-year revolving credit facility, or the Three-Year Facility, which terminates on September 27, 2005. The other 2002 Facility consists of a $187.5 million, 364-day revolving credit facility convertible into a term loan, or the 364-Day Facility. The 364-Day Facility will terminate on September 26, 2003; provided, that at the request of Cadence and with the consent of members of the bank group that wish to do so, the date of termination may be extended for one additional 364-day period with respect to the portion of the amounts outstanding under the 364-Day Credit Agreement that a consenting bank holds. Upon the scheduled and/or extended termination, amounts outstanding under the 364-Day Facility may be converted to a one-year term loan.

      For both of the 2002 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 2002 Facilities whenever combined borrowings under the 2002 Facilities exceed $123.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused.

      The 2002 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At September 28, 2002, Cadence was in compliance with the covenants in the 2002 Facilities and there were outstanding borrowings of $95.0 million under the Three-Year Facility.

      The 2002 Facilities replaced two previously existing credit facilities, which terminated on September 27, 2002. In connection with the termination of the existing credit facilities, Cadence paid all interest, principal, fees, and other amounts owing thereunder in full.

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

      On September 7, 1999, the District Court ruled on the parties’ Motions for Summary Adjudication, and granted in part, and denied in part, each party’s motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence’s copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence’s trade secret claim based on Avant!’s use, prior to June 1994, of Cadence’s Design Framework II source code is barred by the release. On May 15, 2001, the Ninth Circuit heard oral arguments by both parties on their appeals from the District Court’s order. On June 11, 2001, the Ninth Circuit certified a question of California law to the California Supreme Court and stayed the case. On October 31, 2001, the California Supreme Court agreed to accept such certification. The California Supreme Court heard oral argument on September 4, 2002. The matter is under submission.

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000, the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs. Cadence received the bonded portion of the judgment in April 2002.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owed by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fees for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application, and on February 13, 2002, issued an order dismissing the case. Mentor has filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action.

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

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence have also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor has threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleges infringement of both of these patents. On August 7, 2002, the Court ruled that MercuryTM and MercuryPlusTM infringed Claim 8 of U.S. Patent No. 5,999,725.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464, C 00-01030 and C 02-1426-SI, described above, for purposes of discovery and pre-trial motions. A trial date has been set for January 6, 2003. On April 2, 2002, the Court ruled that MercuryPlusTM infringes Claims 1 and 5 of the patent. On May 20, 2002, in response to a motion for summary judgment brought by Quickturn and Cadence, the Court ruled that Claim 1 of the patent was invalid and, accordingly, dismissed that claim from the case. Quickturn and Cadence continue to vigorously defend against U.S. Patent No. 5,574,388 on the grounds of invalidity and unenforceability. On October 23, 2002, the Court ruled that MercuryTM and MercuryPlusTM infringe Claim 1 of U.S. Patent No. 5,754,827.

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

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court, District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. Cadence and Quickturn believe the complaint is without merit and intend to vigorously defend themselves. On October 22, 2002, upon motion by Cadence and Quickturn, the court ordered the action to be transferred to the U.S. District Court, Northern District of California.

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

Stock Repurchase Programs

      On August 1, 2001, Cadence authorized a stock repurchase program under which repurchased stock with a value of up to $500.0 million may be used for general corporate purposes, including the stock issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. During the three and nine month periods ended September 28, 2002, Cadence repurchased 3.0 million shares under this program at a total cost of $42.1 million. As of September 28, 2002, the remaining repurchase authorization under this program totaled $457.9 million.

      Cadence had previously authorized three stock repurchase programs under which it repurchased common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans. Under these programs, Cadence spent $57.9 million to repurchase 4.8 million shares during the three months ended September 28, 2002 and $116.1 million to repurchase 7.5 million shares during the nine month period ended September 28, 2002. As of September 28, 2002, there was no remaining repurchase authorization under these three programs.

      As part of its authorized stock repurchase program, Cadence has previously sold put warrants and purchased call options through private placements to manage equity price risk and dilution. On September 28, 2002, there were no put warrants or call options outstanding.

Statements of Cash Flows

      Supplemental cash-flow information for the nine months ended September 28, 2002 and September 29, 2001 is as follows:

	For the Nine Months Ended

	September 28,	September 29,
	2002	2001

	(In thousands)
Cash Paid During the Period For:
Interest	$889	$1,951

Income taxes (including foreign withholding tax)	$5,750	$16,064

Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$484,304	$100,452

Unrealized gain (loss) on available-for-sale securities	$(26,727)	$8,242

Deferred stock compensation related to stock options and restricted stock, net of terminations	$12,634	$3,428

Repurchase of restricted Tality stock and cancellation of a portion of related notes payable	$—	$2,775

Capital lease obligations incurred for equipment	$—	$153

Segment Reporting

      Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results within three segments: Product, Services and Maintenance.

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

      Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes Amortization of acquired intangibles, operating expenses (Marketing and sales, Research and development, and General and administrative), Restructuring, asset impairment and special charges, Amortization of deferred stock compensation, Other income (expense), net, and Provision for income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue.

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

      The following tables present information about reported segments for the three months ended September 28, 2002 and September 29, 2001:

	For the Three Months Ended September 28, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$210,286	$33,992	$82,958	$—	$327,236
Cost of revenue	14,630	28,078	16,007	—	58,715
Amortization of acquired intangibles	—	—	—	22,034	22,034

Gross margin	195,656	5,914	66,951	(22,034)	246,487
Operating expenses and unusual items	—	—	—	(231,195)	(231,195)
Other expense, net	—	—	—	(492)	(492)

Income before provision for income taxes	$195,656	$5,914	$66,951	$(253,721)	$14,800

	For the Three Months Ended September 29, 2001

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$217,408	$57,992	$84,608	$—	$360,008
Cost of revenue	32,029	48,652	16,849	—	97,530
Amortization of acquired intangibles	—	—	—	23,995	23,995

Gross margin	185,379	9,340	67,759	(23,995)	238,483
Operating expenses and unusual items	—	—	—	(33,274)	(33,274)
Other income, net	—	—	—	277	277

Income before provision for income taxes	$185,379	$9,340	$67,759	$(56,992)	$205,486

      The following tables present information about reported segments for the nine months ended September 28, 2002 and September 29, 2001:

	For the Nine Months Ended September 28, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$655,399	$114,284	$247,087	$—	$1,016,770
Cost of revenue	62,552	89,628	49,775	—	201,955
Amortization of acquired intangibles	—	—	—	59,731	59,731

Gross margin	592,847	24,656	197,312	(59,731)	755,084
Operating expenses	—	—	—	(755,251)	(755,251)
Other expense, net	—	—	—	(5,311)	(5,311)

Loss before provision for income taxes	$592,847	$24,656	$197,312	$(820,293)	$(5,478)

	For the Nine Months Ended September 29, 2001

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$588,831	$211,810	$251,599	$—	$1,052,240
Cost of revenue	81,308	151,133	49,725	—	282,166
Amortization of acquired intangibles	—	—	—	71,915	71,915

Gross margin	507,523	60,677	201,874	(71,915)	698,159
Operating expenses and unusual items	—	—	—	(518,122)	(518,122)
Other income, net	—	—	—	435	435

Income before provision for income taxes	$507,523	$60,677	$201,874	$(589,602)	$180,472

      Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries. Cadence licenses most of its software products in Japan through Innotech Corporation, of which Cadence is an approximately 15% stockholder. Cadence markets its methodology and design services in Japan through a wholly-owned subsidiary.

      Revenues are attributed to geographic areas based on the country in which the customer is domiciled. In the three months ended September 28, 2002, one customer accounted for 14% of total revenues of which 13% was related to the concurrent transaction. In the nine months ended September 28, 2002, no customer accounted for greater than 10% of total revenues. In the three months ended September 29, 2001, one customer accounted for 14% and one customer accounted for 11% of total revenues. In the nine months ended September 29, 2001, no customer accounted for greater than 10% of total revenues.

      In the three and nine months ended September 29, 2001, operating expenses and unusual items include the receipt of proceeds from the criminal restitution from Avant! of $168.5 million.

      The following table presents a summary of revenues by geographic region for the three months ended September 28, 2002 and September 29, 2001:

	For the Three Months Ended

	September 28,	September 29,
	2002	2001

North America:
United States	$186,830	$172,091
Other	6,723	6,698

Total North America	193,553	178,789

Europe	61,075	118,297
Japan	47,115	30,053
Asia	25,493	32,869

Total	$327,236	$360,008

      The following table presents a summary of revenues by geographic region for the nine months ended September 28, 2002 and September 29, 2001:

	For the Nine Months Ended

	September 28,	September 29,
	2002	2001

North America:
United States	$561,180	$571,463
Other	22,589	25,453

Total North America	583,769	596,916

Europe	213,576	263,510
Japan	145,212	122,440
Asia	74,213	69,374

Total	$1,016,770	$1,052,240

      The following table presents a summary of long-lived assets by geographic region as of September 28, 2002 and December 29, 2001:

	As of

	September 28,	December 29,
	2002	2001

North America:
United States	$389,756	$365,742
Other	1,175	2,291

Total North America	390,931	368,033

Europe	37,832	39,609
Japan	2,877	3,001
Asia	8,605	6,546

Total	$440,245	$417,189

Goodwill and Other Intangible Assets – Adoption of Statement No. 142

      On December 30, 2001 (the beginning of Cadence’s fiscal year 2002), SFAS No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, Cadence has ceased to amortize approximately $201.8 million of goodwill, net of amortization. In lieu of amortization, Cadence is required to perform an impairment test as of the date of adoption, and an impairment review at least annually. As required by the transitional provisions of SFAS No. 142, Cadence completed the first step of the transitional goodwill impairment test before the end of the second quarter of 2002. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for any of its reporting units and accordingly did not proceed to the second step of the transitional goodwill impairment test. No impairment charge was recognized as of the date of adoption of SFAS No. 142.

      During the three months ended September 28, 2002, Cadence completed its annual impairment review of acquired technology, goodwill and intangibles. A third-party appraiser was engaged to estimate the fair value of each of the reporting units using established valuation techniques. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for any of its reporting units, and therefore no impairment charge has been recognized as of September 28, 2002.

      Cadence reviewed the realizability of acquired technology, goodwill and intangibles and performed procedures under the applicable accounting pronouncements to quantify any impairment that may exist as of December 30, 2001. Determining the amount of impairment of these assets required Cadence to estimate future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from these estimates and could create conditions under which material future impairment charges would be required under SFAS No. 142.

      The pro forma effects of the adoption of SFAS No. 142 for the three and nine months ended September 28, 2002 and September 29, 2001:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Reported net income (loss)	$8,231	$127,425	$(16,745)	$102,358
Goodwill/ Workforce amortization	—	9,261	—	28,081

Adjusted net income (loss)	$8,231	$136,686	$(16,745)	$130,439

Basic earnings per share:
Reported net income (loss)	$0.03	$0.52	$(0.07)	$0.41
Goodwill/ Workforce amortization	—	0.04	—	0.11

Adjusted net income (loss)	$0.03	$0.56	$(0.07)	$0.52

Diluted earnings per share:
Reported net income (loss)	$0.03	$0.50	$(0.07)	$0.40
Goodwill/ Workforce amortization	—	0.04	—	0.11

Adjusted net income (loss)	$0.03	$0.54	$(0.07)	$0.51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties. Cadence’s actual results could differ materially from those discussed in this report. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in “Results of Operations,” “Liquidity and Capital Resources,” “Factors That May Affect Future Results,” and “Disclosures about Market Risk.”

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

      Integrated circuit manufacturers and electronics systems companies experienced a slowdown of demand and production in 2001, which has intensified in 2002. Cadence expects its revenue to continue to be adversely affected by the general slowdown in the economy and, in particular, the electronics industry.

Acquisitions

      On September 27, 2002, Cadence acquired IBM’s TDA business and paid a total cash purchase price of approximately $70.0 million. Concurrent with the acquisition, Cadence licensed software to IBM under term and subscription licenses, and entered into an agreement to provide services for cash to be paid over the duration of the respective contracts under standard terms. Cash to be paid by IBM will be significantly in excess of the cash paid by Cadence for the TDA business. The software licenses and services transactions were determined to have fair value based upon pricing for comparable transactions. Cadence purchased IBM’s TDA business to acquire key technology and personnel. The results of operations of the TDA business and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company, for approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of Cadence common stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million, for a total purchase price of $329.7 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day period including two days before and after the acquisition was announced. Simplex provides software and services for the design and verification of integrated circuits. Cadence purchased Simplex to acquire key technology and personnel. The results of operations of Simplex and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.

      In December 2001, Cadence acquired SPC, a privately-held design technology firm, for approximately 6.2 million shares of Cadence common stock, valued at $129.4 million, 0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total purchase price of $134.7 million. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. The purchase price will increase as certain predetermined performance goals are achieved in fiscal 2002 and 2003, referred to as an earnout. As of

September 28, 2002, 9.3 million shares valued at $150.3 million were earned based on the achievement of these predetermined performance goals and will be issued no later than February 15, 2003. These goals are related to bookings, product development and continued employment of certain SPC employees. Cadence recorded approximately 89% of the value associated with the 9.3 million shares as goodwill and the remaining 11% of the value as deferred compensation. In connection with the acquisition, Cadence preliminarily allocated $107.6 million of the purchase price to goodwill, which has been adjusted to $241.9 million as a result of the earnout, and technology, trademarks, employee agreements and other assumed contractual obligations intangibles of $19.5 million. The goodwill is not expected to be deductible for tax purposes. The technology and other acquired intangibles are being amortized over one to five years. Compensation expense in connection with the earnout for the three and nine months ended September 28, 2002 was $4.9 million.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock and assumed options, valued at $92.7 million, and the acquisition was accounted for as a purchase. CadMOS provides solutions to the noise problems experienced in ultra-deep submicron processes. In the first quarter of 2002, Cadence issued an additional 0.2 million shares, valued at $3.6 million, due to CadMOS’ achievement of certain predetermined performance goals. In addition, the purchase price will increase by up to an additional 0.3 million Cadence shares if certain predetermined performance goals are achieved during the second and third years following the acquisition. These goals are related to bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence allocated the purchase price primarily to goodwill of $58.3 million, which has been adjusted to $61.9 million as a result of the achievement of performance goals, and technology and other acquired intangibles of $12.9 million. The goodwill is not expected to be deductible for tax purposes. The technology and other acquired intangibles are being amortized over three to five years. The results of operations of CadMOS and the estimated fair values of the assets acquired and liabilities assumed are included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

Tality Separation, Restructuring and Reorganization

      In July 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, and Tality filed a registration statement with the Securities and Exchange Commission for Tality’s IPO. Tality’s separation from Cadence was substantially completed in October 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. As a result of the separation, Cadence recorded deferred stock compensation resulting from Tality option grants and sales of Tality restricted stock. In October 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence expensed $2.8 million of IPO-related costs in the first quarter of 2001. In addition to the $2.8 million, in 2001 Cadence also expensed $2.0 million of Tality separation costs related primarily to information systems separation, legal and consulting fees. In April 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during 2001, and in the first and second quarters of 2002. See “Restructuring, Asset Impairment and Special Charges – Tality IPO-Related Expense, Separation Costs and Other.” With the acquisition of Simplex in June 2002, Simplex’s SoC Design Foundry business, was combined with Tality to operate as Cadence Design Foundry. Cadence Design Foundry will focus on high-end digital, analog and mixed-signal integrated circuit design in close conjunction with Cadence technology development groups. As a result, Cadence no longer has a separate design services group named Tality.

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

      Cadence applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, to all hardware lease transactions. Cadence applies the provisions of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” to all services transactions, as required by SOP 97-2.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and vendor-specific objective evidence, or VSOE, of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE of fair value does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier.

      Cadence’s VSOE for product elements of an arrangement is based upon the pricing for comparable transactions when the element is sold separately. Cadence’s VSOE for maintenance is based upon the customer’s annual renewal rates. VSOE for services is based on the price charged when the services are sold separately. The timing of revenue recognition for both delivered and undelivered elements is in accordance with the relevant provisions of SOP 97-2.

      Cadence sells software using three license types. These license types are:

•	Term licenses – software licensed for a specific time period, generally two to three years, with no rights to return or exchange the licensed software;

•	Subscription licenses – software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified future technology; and

•	Perpetual licenses – software licensed on a perpetual basis with no right to return or exchange the licensed software.

      For term and subscription licenses and hardware leases, Cadence uses the license and a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 in size or less, Cadence uses a purchase order as evidence of an arrangement. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Cadence assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Cadence uses installment contracts for term and subscription licenses for which it has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and payments are generally collected quarterly. If different conditions were to prevail, and Cadence no longer had a history of collecting without providing concessions on term licenses, then revenue from term licenses would be required to be recognized as payments under the license arrangements become due. This change would have a material impact on Cadence’s results of operations.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If collection of a fee is not reasonably assured, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

      Provided all the related conditions discussed above are met, Cadence recognizes revenue for each software license type as follows:

•	Term licenses and Perpetual licenses – all revenue associated with licensed software is recognized upon the effective date of the license and delivery of the product; and

•	Subscription licenses – revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license.

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

      In September 2002, Cadence acquired IBM’s TDA business. Concurrent with the acquisition, Cadence licensed software to IBM and entered into an agreement to provide services.

      For these concurrent transactions, Cadence considered SFAS No. 141, “Business Combinations”, and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, to determine whether the acquisition of the TDA business qualified for accounting as a purchase business combination. In addition, Cadence considered APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and EITF, No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the concurrent transactions were appropriately recorded at their respective fair values. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable, if the fair values are reasonably determinable. In concluding that the fair values were reasonably determinable, Cadence considered its recent history of cash sales for similar products or services in similar sized transactions with similar terms.

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

      Cadence has restructured business units in the past and has established reserves at the low end of the range of estimable cost against outstanding commitments for leased properties that it has vacated. These reserves are based upon management’s estimate of the landlord’s willingness to negotiate a termination fee, the time required to sublet the properties and the amount of sublease income that we estimate will be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial increase to restructuring expense should different conditions prevail than were anticipated in original management estimates.

      Cadence assesses the need to write down inventory based on forward projections of hardware product sales that are updated monthly. As a result of these projections, all inventory value in excess of 12 months’ sales projections (except for inventory expected to be used in ongoing service and maintenance of the installed base of customer owned systems) is permanently written off and any cash proceeds for the sale of such inventory in excess of its net book value are recorded in the period of sale to Cost of product.

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

Valuation of intangible assets and goodwill

      Cadence reviews, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Cadence reviews long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that Cadence will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      For long-lived assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results and proceeds from disposition which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material write-downs of net intangible assets and/or goodwill could occur.

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Product	$210.2	$217.4	(3)%	$655.4	$588.8	11%
Services	34.0	58.0	(41)%	114.3	211.8	(46)%
Maintenance	83.0	84.6	(2)%	247.1	251.6	(2)%

Total revenue	$327.2	$360.0	(9)%	$1,016.8	$1,052.2	(3)%

Sources of Revenue as a Percent of Total Revenue
Product	65%	60%		65%	56%
Services	10%	16%		11%	20%
Maintenance	25%	24%		24%	24%

      Product revenue decreased $7.2 million and increased $66.6 million in the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001. The decrease in product revenue for the three months ended September 28, 2002, was primarily due to a decrease in the sales volume of Cadence’s digital integrated circuit implementation products and a shift in license mix to a higher percentage of subscription licenses. Ratable revenue includes all revenue from subscription licenses, term licenses with less than a two-year duration and cash collections from customers with lower credit ratings. The increase in product revenue for the nine months ended September 28, 2002 was primarily due to an increase in sales volume of Cadence’s custom integrated circuit implementation products. In each of the three and nine months ended September 28, 2002, and September 29, 2001, approximately 40% of software revenue was generated by Cadence’s ratable arrangements.

      Material differences may result in the amount and timing of Cadence’s reported revenue depending on the actual mix of license types in any given period. In July 2002, Cadence announced an expected change in the mix of software license types going forward, due to an increasing customer preference for its subscription licenses, which give customers limited access to new technology. Accordingly, the shift in mix to a higher percentage of revenue recognized on a ratable basis has resulted in lower revenue for the three months ended September 28, 2002, when compared to the same period in 2001. This trend is expected to continue through the remainder of 2002 and the first half of 2003.

      Services revenue decreased $24.0 million and $97.5 million in the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001, primarily due to a reduction in customers’ spending for external services in the telecommunications and consumer products industries. Cadence believes that the slowdown will continue through at least the first half of 2003.

      Maintenance revenue declined $1.6 million and $4.5 million in the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001, primarily due to fewer renewals of maintenance contracts.

Revenue by Geography

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Domestic	$186.8	$172.1	9%	$561.2	$571.4	(2)%
International	140.4	187.9	(25)%	455.6	480.8	(5)%

Total revenue	$327.2	$360.0	(9)%	$1,016.8	$1,052.2	(3)%

Revenue by Geography as a Percent of Total Revenue
Domestic	57%	48%		55%	54%
International	43%	52%		45%	46%

      International revenue decreased $47.5 million in the three months ended September 28, 2002, when compared to the same period in 2001, primarily due to a decrease in product revenue in Asia and Europe partially offset by an increase in product revenue in Japan. International revenue decreased $25.2 million in the nine months ended September 28, 2002, when compared to the same periods in 2001, primarily due to a decrease in services revenue in all regions.

      Quarterly fluctuations in revenue by geography are primarily due to the timing of significant customer contracts.

      Foreign currency exchange rates positively affected revenue by $1.7 million for the three months ended September 28, 2002, when compared to the same period in 2001, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected revenue by $8.8 million for the nine months ended September 28, 2002, when compared to the same period in 2001, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue by geographic areas can be found under “Segment Reporting” in the Notes to Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	% Change	2002	2001	% Change

		(In millions, except percentages)
Product	$14.6	$32.0	(54)%	$62.6	$81.3	(23)%
Services	28.1	48.7	(42)%	89.6	151.1	(41)%
Maintenance	16.0	16.8	(5)%	49.8	49.7	0%

Cost of Revenue as a Percent of Related Revenue
Product	7%	15%		10%	14%
Services	83%	84%		78%	71%
Maintenance	19%	20%		20%	20%

      Cost of product revenue includes employee salary and benefit costs, documentation, royalties and amortization of capitalized development costs for software products. Manufacturing costs associated with hardware emulation system products include materials, labor and overhead.

      A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Product related costs	$14.6	$19.1	$51.1	$62.6
Inventory write-off	—	12.9	9.3	18.7
Acquisition-related asset write-off	—	—	2.2	—

Total cost of product	$14.6	$32.0	$62.6	$81.3

      Cost of product revenue decreased $17.4 million in the three months ended September 28, 2002, when compared to the same period in 2001, primarily due to inventory write-offs in 2001. Cost of product revenue decreased $18.7 million in the nine months ended September 28, 2002, when compared to the same period in 2001, primarily due to a decrease in sales of emulation system products and lower amounts of inventory write-offs.

      During the nine months ended September 28, 2002, Cadence recorded inventory write-offs of approximately $9.3 million, based on Cadence’s determination that inventory exceeded sales forecasts for the next 12 months. During the three and nine months ended September 29, 2001, Cadence recorded inventory write-offs of approximately $12.9 million and $18.7 million, based on Cadence’s determination that inventory exceeded sales forecasts for the succeeding 12-month period.

      At September 28, 2002, Cadence determined that inventory levels were within forecasts for the succeeding 12-month period. Accordingly, no inventory write-offs were recorded resulting in an increase in the product gross margin when compared to the same period in 2001.

      Cost of services revenue primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for loss contracts, if any. Cost of services revenue decreased $20.6 million and $61.5 million in the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001, primarily due to decreases in employee salary and benefit costs resulting from Cadence’s reduction of services professionals in connection with its restructuring actions initiated in 2001 and 2002.

      Services gross margin remained relatively flat for the three months ended September 28, 2002, when compared to the same period in 2001. Services gross margin decreased for the nine months ended September 28, 2002, when compared to the same period in 2001, primarily due to the slowdown in the electronics systems industry, resulting in revenues declining faster than costs. Services gross margin has been, and may continue to be, reduced should Cadence be unable to fully utilize its services resources.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue, and the associated gross margin, remained relatively flat for the three and nine months ended September 28, 2002, when compared to the same periods in 2001.

Operating Expenses

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	% Change	2002	2001	% Change

	(In millions, except percentages)
Marketing and sales	$103.2	$96.6	7%	$296.2	$286.2	3%
Research and development	84.6	74.2	14%	241.1	219.1	10%
General and administrative	26.3	27.6	(5)%	78.2	85.8	(9)%
Expenses as a Percent of Total Revenue

Marketing and sales	32%	27%		29%	27%
Research and development	26%	21%		24%	21%
General and administrative	8%	8%		8%	8%

      Marketing and sales expense increased $6.6 million and $10.0 million in the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001, primarily due to an increase in employee salary and benefit costs resulting from an increase in employees, primarily from acquisitions, partially offset by a decrease in marketing program expense.

      Research and development expense, prior to the reduction for capitalization of software development costs, was $89.6 million, representing 27% of total revenue, in the three months ended September 28, 2002, and $81.5 million, representing 23% of total revenue, for the three months ended September 29, 2001. Research and development expense, prior to the reduction for capitalization of software development costs, was $261.3 million, representing 26% of total revenue, in the nine months ended September 28, 2002, and $241.7 million, representing 23% of total revenue, for the nine months ended September 29, 2001. For the three and nine months ended September 28, 2002, Cadence capitalized software development costs of $5.0 million and $20.2 million, respectively, representing 6% and 8% of total research and development expenditures, respectively. Cadence capitalized software development costs of $7.3 million and $22.6 million, respectively, representing 9% of total research and development expenditures for the three and nine months ended September 29, 2001. The decrease in capitalized software development costs for the three and nine months ended September 28, 2002, resulted primarily from increased costs of product updates that are expensed rather than capitalized, in compliance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. In any given period, the amount of capitalized software development costs may vary depending on the exact nature of the development work performed.

      The increase in net research and development expense of $10.4 million and $22.0 million for the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employees, primarily from acquisitions, and increased costs of product updates that are expensed rather than capitalized, in compliance with SFAS No. 86.

      General and administrative expense decreased $1.3 million in the three months ended September 28, 2002, when compared to the same period in 2001, primarily due to a decrease in employee salary and benefit costs. General and administrative expense decreased $7.6 million in the nine months ended September 28, 2002, when compared to the same period in 2001, primarily due to a decrease in bad debt expense.

      Foreign currency exchange rates effectively increased operating expenses by $1.6 million in the three months ended September 28, 2002, primarily due to the strengthening of the Euro and the British pound in relation to the U.S. dollar. Foreign currency exchange rates effectively decreased operating expenses by $0.5 million in the nine months ended September 28, 2002, respectively, when compared to the same period in 2001, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Amortization of acquired intangibles	$22.0	$24.0	$59.7	$71.9
Amortization of Acquired Intangibles as a Percent of Total Revenue

Amortization of acquired intangibles	7%	7%	6%	7%

      Amortization of acquired intangibles decreased $2.0 million and $12.2 million in the three and nine months ended September 28, 2002, respectively, when compared with the same periods in 2001, primarily due to the effects of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” partially offset by the amortization of intangibles acquired from SPC and Simplex. See “Notes to Condensed Consolidated Financial Statements – Goodwill and Other Intangibles Assets.”

Amortization of Deferred Stock Compensation

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Amortization of deferred stock compensation	$10.5	$2.5	$21.4	$15.6
Amortization of Deferred Stock Compensation as a Percent of Total Revenue

Amortization of deferred stock compensation	3%	1%	2%	1%

      Cadence records deferred stock compensation resulting from stock options granted in 2001 and 2000 to purchase Tality stock and sales of Tality restricted stock (subsequently retired). Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and the price paid for restricted stock by certain Cadence executives and employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales.

      In addition, Cadence recorded deferred stock compensation resulting from Cadence’s acquisition of CadMOS, Simplex and Plato Design Systems Incorporated. Deferred stock compensation resulting from these acquisitions represents the difference between the exercise price of unvested stock option grants to acquired employees and the fair market value of Cadence’s common stock at the time of such acquisitions.

      Cadence also recorded deferred stock compensation resulting from certain earnout provisions related to Cadence’s acquisition of SPC. The acquisition agreement provides for the issuance of additional shares of Cadence’s common stock as certain predetermined performance goals are achieved in fiscal 2002 and 2003. Deferred compensation was recorded because one of the performance goals requires continued employment with Cadence of certain employees.

      Cadence is amortizing the deferred stock compensation using the straight-line method. Amortization of deferred stock compensation increased $8.0 million and $5.8 million for the three and nine months ended September 28, 2002, respectively, when compared to the same periods in 2001. The increase was primarily due to the deferred stock compensation related to the Plato, Simplex and SPC acquisitions.

Restructuring, Asset Impairment and Special Charges

      The following table presents information regarding restructuring and special charges for the three and nine months ended September 28, 2002 and September 29, 2001:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Avant! criminal restitution, net of related costs	$—	$(168.5)	$—	$(168.5)
Restructuring charges and asset impairment	—	0.8	73.2	35.0
Write-off of acquired in-process technology	6.6	—	34.0	13.1
Goodwill write-off	—	—	—	25.8
Legal accrual	—	—	11.1	—
Separation costs and other	—	—	—	5.9

Total restructuring, asset impairment and special charges	$6.6	$(167.7)	$118.3	$(88.7)

Restructuring Charges and Asset Impairment

      In the second quarter of 2001, Cadence announced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources. The restructuring activities were initiated primarily due to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess employee and capacity costs within Cadence’s design services business and certain other business/infrastructure groups.

      A summary of restructuring charges and asset impairment is as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Severance and benefits	$1.5	$0.8	$28.3	$12.1
Excess facilities	(2.9)	—	26.3	11.8
Assets	1.4	—	18.6	11.1

Total restructuring	$—	$0.8	$73.2	$35.0

      Management estimates that Cadence will realize annualized cost reductions of approximately $83.2 million in salary and benefit costs related to the 2002 workforce reduction and annualized cost reductions of approximately $20.7 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activities in 2001. These amounts could vary based upon changes in estimates.

      The 2002 restructuring activities will result in the termination of employment for approximately 80 and 830 employees for the three and nine months ended September 28, 2002, respectively. While such terminations of employment are across various business functions, operating units and geographic regions, the communications-related areas within the design services business are the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to September 28, 2002. All severance benefits will be paid by September 28, 2003.

      Facilities consolidation charges of $26.3 million were incurred in the nine months ended September 28, 2002, in connection with the further downsizing of five previously downsized sites, the downsizing and closing of 10 additional sites, and changes in lease loss estimates for four sites. Of the $26.3 million charges, $12.3 million related to changes in lease loss estimates. Closure and downsizing costs included payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. The lease loss is an estimate and represents the low end of the range. The low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 is $22.9 million, which will be adjusted in the future upon triggering events (such as changes in estimates of time to sublease and actual sublease rates). Cadence has estimated that the high end of the lease loss could be as much as $48.5 million if facilities operating lease rental rates continue to decrease in the applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facility. Since June 2001, 27 sites have been selected for downsizing or closure. As of September 28, 2002, 15 sites had been vacated, eight sites had been downsized and actions related to the four remaining sites are scheduled to occur by the end of 2002.

      Asset-related charges of $18.6 million for the nine months ended September 28, 2002, were incurred in connection with leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses.

Avant! Criminal Restitution

      On July 25, 2001, Avant! Corporation was ordered to pay Cadence $195.4 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. As of September 29, 2001, Cadence had recorded $168.5 million, net of $0.5 million in fees and $1.0 million of interest. The remaining $26.4 million, plus nominal interest was paid on October 3, 2001. Cadence is accounting for the Avant! criminal restitution on a cash basis and no contingent gain was recorded due to the uncertainty of collectibility.

In-Process Technology

      Upon consummation of the acquisition of IBM’s TDA business in September 2002, Cadence immediately charged to expense $6.6 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in March 2003. Expenditures to complete the in-process technology are expected to total approximately $4.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, the acquired entity’s in-process research and development projects were related to the development of TestBench Tools. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

      The net cash flows resulting from the projects underway at the acquired entity used to value the purchased research and development were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence’s ability to gain market acceptance in these segments and the life cycle of this in-process technology.

      Estimated total revenue from the acquired in-process technology is expected to primarily peak in 2006 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $12.2 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes and depreciation of approximately 65% of the revenue generated from in-process technology. However, there can be no assurance that these estimates will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

      The rate used to discount the net cash flows from purchased in-process technology was approximately 24%. The discount rate is sometimes higher than the weighted average cost of capital, or WACC, due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      Upon consummation of the Simplex acquisition in June 2002, Cadence immediately charged to expense $27.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in March 2003. As of September 28, 2002, expenditures to complete the in-process technology totaled $3.0 million and expenditures to complete the remaining in-process technology are expected to total approximately $2.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

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

      The rate used to discount the net cash flows from purchased in-process technology was approximately 30%. The discount rate is sometimes higher than the WACC, due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      Upon consummation of the CadMOS acquisition in February 2001, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology was completed as of September 28, 2002. Expenditures to complete the in-process technology totaled $1.9 million. These projects will require additional development after they have reached a state of technological and commercial feasibility.

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

Goodwill Write-Off

      In relation to the wireless communications business downsizing and current decline in business conditions generally, Cadence restructured certain of its businesses. As a result, in the nine months ended September 29, 2001, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. Key factors in this write-off were significant downsizing or reassignment of employees directly related to these assets and reduction of future emphasis on this line of business. The charge was determined as the amount by which the carrying value of the goodwill and intangible assets associated with Diablo’s acquisition exceeded the fair value of those assets.

Legal Accrual

      In the nine months ended September 28, 2002, Cadence recorded $11.1 million of expense for estimated losses related to certain litigation. This expense is classified as a special charge. See Part II “Other Information” Item 1 “Legal Proceedings”.

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

      In the first quarter of 2001, Cadence expensed $2.8 million of Tality IPO-related costs as a result of the postponement of the Tality IPO in October 2000. These expenses consisted of legal and accounting services and registration statement printing and filing fees and were incurred primarily during 2000. In addition, Cadence recorded $0.7 million of Tality separation costs in the first quarter of 2001, related primarily to information systems separation.

Other Income and Income Taxes

      Other income decreased $0.8 million for the three months ended September 28, 2002, when compared to the same period in 2001, primarily due to a decrease in interest income. Other income decreased $5.7 million for the nine months ended September 28, 2002, when compared to the same period in 2001, primarily due to a write-down of equity investments to fair value and a decrease in interest income, partially offset by investment gains.

      The following table presents the effective tax rate for the three and nine months ended September 28, 2002 and September 29, 2001:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Effective Tax Rate	44.4%	38.0%	(205.7)%	43.3%

      The effective tax rate for the year ending December 28, 2002, excluding write-off of in process technology not deductible for income tax and amortization of deferred stock compensation, is estimated to be 26.0%. Based on current estimates, and including the excluded items in the last sentence, the effective tax rate for the year ending December 28, 2002 will be 63.7%. The effective tax rate for the three and nine months ended September 29, 2001, excluding proceeds from the Avant! criminal restitution, write-off of in process technology not deductible for income tax and amortization of deferred stock compensation, was 26.5%.

Liquidity and Capital Resources

      At September 28, 2002, Cadence’s principal sources of liquidity consisted of $185.1 million of cash and cash equivalents and short-term investments, compared to $274.8 million at December 29, 2001, and two syndicated senior unsecured credit facilities totaling $375.0 million. At September 28, 2002, Cadence had $95.0 million outstanding under these credit facilities.

      Cash provided by operating activities decreased $320.8 million, to $70.2 million for the nine months ended September 28, 2002, when compared to the nine months ended September 29, 2001. In the comparable period of 2001, Cadence generated $391.1 million in cash from its operating activities. The decrease in cash provided by operating activities in the first nine months of 2002 was primarily due to an increase in trade and installment contract receivables and the Avant! criminal restitution of which $168.5 million was paid to Cadence in the nine months ended September 29, 2001.

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivables, for which Cadence has recognized the related revenue, to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At September 28, 2002 and September 29, 2001, Cadence transferred accounts receivable totaling $162.8 million and $155.3 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. For the nine months ended September 29, 2001, Cadence reclassified Proceeds from transfer of financial assets in exchange for cash from Cash Flows from Financing Activities to Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows to conform to the September 28, 2002 presentation.

      At September 28, 2002, Cadence had net working capital of $140.8 million, as compared with $162.5 million at December 29, 2001. The working capital decrease was primarily attributable to a decrease in cash and short-term investments, partially offset by an increase in receivables. The decrease in cash was due to the repurchasing of Cadence’s common stock and cash paid for acquisitions, partially offset by the amount drawn on the credit facilities.

      In addition to its short-term investments, Cadence’s primary investing activities consisted of acquisitions, and the related acquired intangibles, purchases of property, plant, and equipment, capitalization of software development costs, and venture capital partnership investments, which combined represented $162.4 million and $152.9 million of cash used for investing activities in the nine months ended September 28, 2002 and September 29, 2001, respectively.

      Cadence does not provide for U.S. income taxes on earnings of foreign subsidiaries that are considered permanently invested outside of the United States. If some or all of these foreign earnings were to be distributed to Cadence’s U.S. companies, Cadence would need to provide for additional U.S. income taxes.

      Cadence has previously sold put warrants and purchased call options through private placements. See “Notes to Condensed Consolidated Financial Statements – Stock Repurchase Programs.” At September 28, 2002, there were no put warrants or call options outstanding.

      Cadence also purchased $158.2 million of its common stock and reissued $73.6 million of common stock through its employee option and stock purchase programs in the nine months ended September 28, 2002.

      As part of its overall investment strategy, Cadence is a limited partner in two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P. As of September 28, 2002, Cadence has committed a combined $76.6 million to both funds and is contractually committed to contribute up to an additional $54.3 million. Cadence’s investments in both funds are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

      The primary components of Other long-term liabilities are income taxes payable of $97.8 million, deferred compensation of $37.7 million and lease obligations related to restructuring activities of $32.2 million. Other long-term liabilities increased $33.5 million to $168.3 million for the nine months ended September 28, 2002. The increase was primarily attributable to the long-term lease obligations of the restructuring activities.

      On September 27, 2002, Cadence entered into two syndicated, senior unsecured credit facilities, or the 2002 Facilities, that allow Cadence to borrow up to $375.0 million. One of the 2002 Facilities is a $187.5 million three-year revolving credit facility, or the Three-Year Facility, which terminates on September 27, 2005. The other 2002 Facility consists of a $187.5 million, 364-day revolving credit facility convertible into a term loan, or the 364-Day Facility. The 364-Day Facility will terminate on September 26, 2003; provided, that at the request of Cadence and with the consent of members of the bank group that wish to do so, the date of termination may be extended for one additional 364-day period with respect to the portion of the amounts outstanding under the 364-Day Credit Agreement that a consenting bank holds. Upon the scheduled and/or extended termination, amounts outstanding under the 364-Day Facility may be converted to a one-year term loan.

      For both of the 2002 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 2002 Facilities whenever combined borrowings under the 2002 Facilities exceed $123.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused.

      The 2002 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At September 28, 2002, Cadence was in compliance with the covenants in the 2002 Facilities and there were outstanding borrowings of $95.0 million under the Three-Year Facility.

      The 2002 Facilities replaced two previously existing credit facilities, which terminated on September 27, 2002. In connection with the termination of the existing credit facilities, Cadence paid all interest, principal, fees, and other amounts owing thereunder in full.

      Management estimates that the restructuring savings in the first three quarters of 2002 will result in annualized cost reductions of approximately $83.2 million in salary and benefits costs related to the 2002 workforce reduction. All severance benefits are expected to be paid by September 28, 2003. Management estimates that the restructuring savings in the first three quarters of 2002 will result in annualized cost reductions of approximately $20.7 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activity in 2001, which amounts could vary based upon changes in estimates.

      A summary of contractual obligations follows:

	Payments Due by Period

		(In thousands)
		Less than 1
	Total	Year	1-3 Years

Capital leases	$2,552	$1,685	$867
Long-term debt	95,000	—	95,000

Total contractual obligations	$97,552	$1,685	$95,867

      Cadence anticipates that current cash and short-term investment balances, cash flow from operations, and its $375.0 million revolving credit facilities will be sufficient to meet its working capital and other capital requirements for at least the next 12-months.

New Accounting Standards

      In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs

to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. Cadence has determined SFAS No. 146 will not have a material effect on its consolidated financial position, results of operations or cash flows. However, SFAS No. 146 will impact the timing of accruals for future restructurings, if any.

      In August 2001, the FASB issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the Condensed Consolidated Balance Sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cadence has determined SFAS No. 143 will not have a material effect on its consolidated financial position, results of operations or cash flows.

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

Cadence is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn or any future downturns may reduce Cadence’s revenue

      Purchases of Cadence’s products and services are highly dependent upon the commencement of new design projects by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. Integrated circuit manufacturers and electronics systems companies experienced a slowdown of demand and production in 2001, which has intensified in 2002. Cadence expects services and hardware revenue to continue to be adversely affected by the general slowdown in the economy and in the electronics industry. The current slowdown and any future downturns may reduce Cadence’s software and maintenance revenue and further reduce its services and hardware revenue and harm its results of operations.

Fluctuations in quarterly results of operations could hurt Cadence’s business and the market price of its stock

      Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence’s quarterly operating results and some of them are not entirely within Cadence’s control, including the timing of significant orders and the mix of licenses used to sell products. See “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Critical Accounting Policies” for a discussion of Cadence’s licenses. Cadence’s quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5.0 million. The failure to close a contract for the sale of one or more orders of Cadence’s software products could seriously harm its quarterly operating results.

      Cadence’s quarterly operating results are affected by the mix of license types entered into in connection with the sale of software products. Cadence has three basic licensing models: term, subscription and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, while product revenue associated with subscription licenses is recognized ratably over the term of the license. Material differences may result in the amount and timing of Cadence’s reported revenue, depending on the actual mix of license types in any given period. In July 2002, Cadence announced an expected change in the mix of software license types going forward, due to an increasing customer preference for its subscription licenses, which give customers limited access to new technology. During the three months ended September 28, 2002, Cadence noticed this shift in mix to a higher percentage of subscription licenses and expects the trend to continue. This shift has resulted in lower revenue during the three months ended September 28, 2002 and is expected to continue to result in lower revenue in the remainder of 2002 and the first half of 2003, on a year-over-year comparative basis.

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

Cadence’s failure to respond quickly to technological developments could make its products uncompetitive and obsolete

      The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the electronic integrated circuit, or IC and system design industries are experiencing several revolutionary trends:

•	Migration to Deep SubMicron/ Nanometer Design: The size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to deep submicron or nanometer design. It represents a major challenge for all levels of the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions (for reference, the diameter of the period at the end of this sentence is approximately 400 microns or 400,000 nanometers) is challenging fundamental laws of physics and chemistry.

•	The ability to design very large ICs, in particular integration of entire electronic systems onto a single chip instead of a circuit board (a process that is referred to in the industry as system-on-a-chip), increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, systems typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the silicon chip and the related embedded software on the chip.

      If Cadence is unable to respond quickly and successfully to these developments and the evolution of these changes, Cadence may lose its competitive position, and its products or technologies may become uncompetitive or obsolete. To compete successfully, Cadence must develop or acquire new products and improve its existing products and processes on a schedule that keeps pace with technological developments in its industries. Cadence must also be able to support a range of changing computer software, hardware platforms and customer preferences. There is no guarantee that Cadence will be successful in this respect.

Cadence has historically suffered losses in its electronics design services business

      The market for electronics design services is relatively new, rapidly evolving and sensitive to customer budgetary constraints and engineering capacity. Cadence’s design services business historically suffered losses, and Cadence incurred significant expense in connection with the separation, restructuring and reorganization of its Tality subsidiary, now a part of Cadence Design Foundry. If Cadence’s design services business fails to increase its revenue to offset its expenses, the design services business will continue to experience losses. Cadence’s failure to succeed in the design services business may seriously harm Cadence’s business, operating results and financial condition.

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

•	A substantial portion of these services contracts consists of fixed-price contracts. This means that the customer pays a fixed price that has been agreed upon ahead of time, no matter how much time or how many resources Cadence must devote to perform the contract. If Cadence’s cost in performing the services were to consistently and significantly exceed the amount the customer has agreed to pay, it could seriously harm Cadence’s business, operating results and financial condition.

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

      In the EDA products industry, Cadence currently competes with two large companies: Mentor Graphics Corporation and Synopsys, Inc. In 2002, Synopsys and Avant! merged, and the combined company may improve its competitive position with respect to Cadence. Cadence also competes with Magma Design Automation, Inc. and numerous smaller companies, a number of which have become publicly-traded companies or have combined with other EDA companies. Cadence also competes with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products. Many manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments. In the electronics design and methodology services industries, Cadence competes with numerous electronic design and consulting companies as well as with the internal design capabilities of electronics manufacturers. Other electronics companies and management consulting firms continue to enter the electronic design and methodology services industries.

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

Cadence’s international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

      Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 43% for the third quarter of 2002 and 52% for the third quarter of 2001. Cadence also transacts business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably Japan and Europe, have had, and may continue to have, a seriously harmful effect on Cadence’s revenue and operating results.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk

Interest Rate Risk

      Cadence’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. While Cadence is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, Cadence’s interest income and interest expense are most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on Cadence’s cash and cash equivalents, short-term and long-term investments and interest paid on its long-term debt obligations as well as costs associated with foreign currency hedges.

      Cadence invests in high quality credit issuers and, by policy, limits the amount of its credit exposure to any one issuer. As part of its policy, Cadence’s first priority is to reduce the risk of principal loss. Consequently, Cadence seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. Cadence mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      On September 27, 2002, Cadence entered into two syndicated, senior unsecured credit facilities, or the 2002 Facilities, that allow Cadence to borrow up to $375.0 million. One of the 2002 Facilities is a $187.5 million three-year revolving credit facility, or the Three-Year Facility, which terminates on September 27, 2005. The other 2002 Facility consists of a $187.5 million, 364-day revolving credit facility convertible into a term loan, or the 364-Day Facility. The 364-Day Facility will terminate on September 26, 2003; provided, that at the request of Cadence and with the consent of members of the bank group that wish to do so, the date of termination may be extended for one additional 364-day period with respect to the portion of the amounts outstanding under the 364-Day Credit Agreement that a consenting bank holds. Upon the scheduled and/or extended termination, amounts outstanding under the 364-Day Facility may be converted to a one-year term loan.

      For both of the 2002 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 2002 Facilities whenever combined borrowings under the 2002 Facilities exceed $123.8 million. Cadence may not borrow under the 364-Day Facility at any time that any portion of the Three-Year Facility remains unused.

      The 2002 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At September 28, 2002, Cadence was in compliance with the covenants in the 2002 Facilities and there were outstanding borrowings of $95.0 million under the Three-Year Facility.

      The 2002 Facilities replaced two previously existing credit facilities, which terminated on September 27, 2002. In connection with the termination of the existing credit facilities, Cadence paid all interest, principal, fees, and other amounts owing thereunder in full.

      The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. The carrying value approximated fair value at September 28, 2002.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Cash – variable rate	$108.9	1.99%
Cash – fixed rate	25.0	2.34%
Cash equivalents – variable rate	7.8	0.73%
Short-term investments – fixed rate	0.2	2.84%

Total interest bearing instruments	$141.9	1.99%

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

      Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other income (expense), net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      Cadence also purchases foreign currency put options from financial institutions to hedge the currency exchange risks associated with probable but not firmly committed transactions. Although there were no foreign currency put options outstanding in the quarters ended September 28, 2002 or September 29, 2001, Cadence may choose to use put options in the future. A foreign currency put option acts as an economic hedge by increasing in value as the underlying transactional value decreases. Probable but not firmly committed transactions consist of revenue from Cadence’s products and maintenance contracts in a currency other than the functional currency. These transactions are made through Cadence’s subsidiaries in Ireland and Japan. The premium costs of the put options are recorded in prepaid expenses and other current assets while the gains and losses are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transaction.

      Cadence does not use forward contracts and put options for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts and put options mature.

      The table below provides information as of September 28, 2002 about Cadence’s forward contracts. As of September 28, 2002, there were no put options outstanding. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature on various dates prior to November 14, 2002.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Euro	$56.2	0.97
Japanese yen	26.1	118.82
British pound sterling	7.9	1.55
Canadian dollars	6.7	1.57
Swedish krona	5.5	9.47
Hong Kong dollars	3.2	7.80
Singapore dollars	2.3	1.76

Total forward contracts	$107.9

Estimated fair value	$0.9

      While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on Cadence’s consolidated results of operations and financial position during the quarter ended September 28, 2002. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

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

      At September 28, 2002, there were no put warrants or call options outstanding.

Item 4.     Controls and Procedures

      Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, Cadence carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of Cadence’s “disclosure controls and procedures” and “internal controls” as specified in Item 307 of Regulation S-K.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that the company’s (A) transactions are properly authorized; (B) assets are safeguarded against unauthorized or improper use; and (C) transactions are properly recorded and reported; all to permit the preparation of the company’s financial statements in conformity with generally accepted accounting principles.

      The evaluation of the company’s disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by the company and effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, Cadence sought to identify any significant deficiencies or material weaknesses in Cadence’s controls, and whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of these controls can be reported in the company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The company’s internal controls are also evaluated on an ongoing basis by Cadence’s internal auditors, by other personnel in Cadence’s Finance organization and by the company’s independent auditors in connection with their audit and review activities. The overall goals of these evaluation activities are to monitor the company’s disclosure and internal controls and to make modifications as necessary. The company intends to maintain these controls as processes that may be appropriately modified as circumstances warrant.

      Based on the evaluation described above and subject to the discussion below, the Chief Executive Officer and Chief Financial Officer concluded that Cadence’s controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls since the date of their last evaluation. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

      On September 7, 1999, the District Court ruled on the parties’ Motions for Summary Adjudication, and granted in part, and denied in part, each party’s motion regarding the scope of a June 6, 1994 Release Agreement between the parties. The court held that Cadence’s copyright infringement claim against Avant! is not barred by the release and that Cadence may proceed on that claim. The court also held that Cadence’s trade secret claim based on Avant!’s use, prior to June 1994, of Cadence’s Design Framework II source code is barred by the release. On May 15, 2001, the Ninth Circuit heard oral arguments by both parties on their appeals from the District Court’s order. On June 11, 2001, the Ninth Circuit certified a question of California law to the California Supreme Court and stayed the case. On October 31, 2001, the California Supreme Court agreed to accept such certification. The California Supreme Court heard oral argument on September 4, 2002. The matter is under submission.

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000, the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the

District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs. Cadence received the bonded portion of the judgment in April 2002.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owed by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor has not prosecuted the matter since January 1999. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, and sought an award of attorneys’ fees related to its prosecution of Mentor II as well as the prior related action, to which Cadence was not a party. Settlement of the companion action is conditioned upon approval of the Chancery Court and Mentor’s not being awarded attorneys’ fees for Mentor II. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application, and on February 13, 2002, issued an order dismissing the case. Mentor has filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action.

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

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030. The suit alleges infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets and breach of confidence, and seeks unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence are vigorously defending themselves against these claims, and have filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence have also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor has threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleges infringement of both of these patents. On August 7, 2002, the Court ruled that Mercury TM and MercuryPlusTM infringed Claim 8 of U.S. Patent No. 5,999,725.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn are vigorously defending themselves against Mentor’s claim, and have filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties have agreed to consolidate this action with Civil Action Nos. C 99-5464, C 00-01030 and C 02-1426-SI, described above, for purposes of discovery and pre-trial motions. A trial date has been set for January 6, 2003. On April 2, 2002, the Court ruled that MercuryPlusTM infringes Claims 1 and 5 of the patent. On May 20, 2002, in response to a motion for summary judgment brought by Quickturn and Cadence, the Court ruled that claim 1 of the patent was invalid and, accordingly, dismissed that claim from the case. Quickturn and Cadence continue to vigorously defend against U.S. Patent No. 5,574,388 on the grounds of invalidity and unenforceability. On October 23, 2002, the Court ruled that MercuryTM and MercuryPlusTM infringe Claim 1 of U.S. Patent No. 5,754,827.

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

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court, District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. Cadence and Quickturn believe the complaint is without merit and intend to vigorously defend themselves. On October 22, 2002, upon motion by Cadence and Quickturn, the court ordered the action to be transferred to the U.S. District Court, Northern District of California.

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

Item 2.     Changes in Securities and Use of Proceeds

      In connection with Cadence’s acquisition of Silicon Perspective Corporation completed in December 2001, 6.2 million shares of Cadence common stock were issued to the former SPC shareholders in December 2001. In addition, as a result of performance goals attained during the nine months ended September 28, 2002, Cadence will issue to former SPC shareholders up to an additional 9,348,207 shares of its capital stock in February 2003, pursuant to an earnout. Such shares were, or will be issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.06	The registrant’s amended and restated Employee Stock Purchase Plan, as amended on October 30, 2002 (Formerly referred to as the 1990 Employee Stock Purchase Plan).
10.45	Multi-Year Credit Agreement, dated as of September 27, 2002 between Cadence Design Systems, Inc., the lenders from time to time parties thereto and Fleet National Bank as administrative agent.
10.46	364-Day Credit Agreement, dated as of September 27, 2002 between Cadence Design Systems, Inc., the lenders from time to time parties thereto and Fleet National Bank as administrative agent.

(b) Reports on Form 8-K:

      On August 13, 2002, the Registrant furnished a Current Report on Form 8-K reporting that each of the Chief Executive Officer, H. Raymond Bingham and the Chief Financial Officer, William Porter, of Cadence Design Systems, Inc., made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE: November 11, 2002	By: /s/ H. Raymond Bingham -------------------------------------------------------- H. Raymond Bingham President, Chief Executive Officer, and Director

DATE: November 11, 2002	By: /s/ William Porter -------------------------------------------------------- William Porter Senior Vice President and Chief Financial Officer

CERTIFICATION

      I, H. Raymond Bingham, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Cadence Design Systems, Inc.;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ H. Raymond Bingham

H. Raymond Bingham
President, Chief Executive Officer, and Director

CERTIFICATION

      I, William Porter, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Cadence Design Systems, Inc.;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ William Porter

William Porter
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.06	The registrant’s amended and restated Employee Stock Purchase Plan, as amended on October 30, 2002 (Formerly referred to as the 1990 Employee Stock Purchase Plan).
10.45	Multi-Year Credit Agreement, dated as of September 27, 2002 between Cadence Design Systems, Inc., the lenders from time to time parties thereto and Fleet National Bank as administrative agent.
10.46	364-Day Credit Agreement, dated as of September 27, 2002 between Cadence Design Systems, Inc., the lenders from time to time parties thereto and Fleet National Bank as administrative agent.