Form 10-K
period 2002-12-28
CADENCE DESIGN SYSTEMS INC
filed 2003-03-14
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act).     Yes ☑     No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2002) was $4,279,174,416.

      On March 1, 2003 approximately 269,058,473 shares of the registrant’s Common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the 2003 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.

2002 FORM 10-K ANNUAL REPORT

PART I.

Item 1. Business

      Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will” and “would” and words of similar import, constitute forward-looking statements. These statements are predictions based upon Cadence’s current expectations about future events and speak only as of the date of this annual report, and we assume no obligation to update any such forward-looking statement. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. Readers are referred to “Competition,” “Proprietary Technology,” “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to Cadence in this annual report are references to Cadence and its subsidiaries.

Overview

      Cadence Design Systems, Inc. provides a broad range of software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence licenses its electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help accelerate and manage their product development processes. Cadence’s products and services are used by companies to design and develop complex integrated circuits, or ICs, and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics. These industries are experiencing a general downturn.

      Cadence was formed as a Delaware corporation in May 1988. Cadence’s headquarters are located at 2655 Seely Avenue, San Jose, California 95134. Its telephone number at that location is (408) 943-1234 and its web-site can be accessed at www.cadence.com. Cadence makes available free of charge copies of its SEC filings and submissions on Cadence’s website as soon as practicable after electronically filing or furnishing such documents with the SEC.

      Cadence manages its business through three operating segments. The Products segment develops and markets Cadence® software and hardware technologies to Cadence’s customers. The Maintenance segment addresses the on-going, after-sale support requirements of those products through technical support and software updates. The Services segment provides Cadence customers with educational services focused on training customers for the efficient and effective use of Cadence technologies, methodologies services to assist customers to optimize the use of Cadence technologies within their design processes and design services focused on the development of complex IC and other electronic designs for Cadence customers who select Cadence as their design provider.

Factors Driving The Electronic Design Automation Industry

      During the last decade, the worldwide communications, business productivity and consumer electronics markets drove development in the electronics industry. Ever-decreasing silicon manufacturing process geometries coupled with the move to 300mm wafer production drive IC cost decreases, volume increases and greater complexity for providers of electronics devices. At the same time, the development of more comprehensive ICs complicates effective integration of components into complete electronic systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA tool and services providers.

      From a design perspective, many of today’s complex ICs are system-on-a-chip, referred to as SoC, devices. These SoC devices, as described in more detail below, contain one or more processors, memory and application-specific logic. SoC design requires implementing an entire electronics sub-system on a single IC. Smaller feature sizes make it more attractive to put additional circuitry on a single segment of silicon, or die. The ICs fabricated on these dies include one or more processors (microprocessors and digital signal processors), a high-performance bus for on-chip data communication, numerous memory devices and peripherals, custom digital logic, custom analog logic and millions of lines of software code. Such devices offer benefits in terms of price, performance, power and size. However, they are extremely difficult to design. Designing these SoC devices requires the convergence of what have previously been distinct domains for embedded software, digital logic, analog circuitry and printed circuit board, or PCB, design. This convergence is changing the way designs for these devices are created.

      The increasing complexity of electronic devices poses major challenges for design teams in the migration to nanometer, or one billionth of a meter, design and SoC design (for reference, the diameter of the period at the end of this sentence is approximately 400,000 nanometers). Nanometer design refers to the design of ICs that will have feature sizes smaller than 180 nanometers. IC feature sizes for wires, transistors and contacts decrease with each advance in the semiconductor manufacturing process. Each successive move to a smaller feature size (e.g., decreasing from 180 nanometers to 130 nanometers and smaller) requires introducing new capabilities throughout the entire design and manufacturing flow to account for new physical effects. For example, at 130 nanometers, signal integrity issues such as signal interference between wires, or crosstalk; power distribution management, or IR (voltage) drop; and electrical noise on the IC, have become critical.

      These trends pose significant new challenges for electronics design teams. Specifically, nanometer design requires designers to take into account many physical effects they previously ignored. SoC design requires new approaches to managing complexity and its related risks. The electronics industry addresses these challenges in a number of ways, including the use of new EDA tools, the upgrade of design methodologies, and offering the advantages of integrated front-to-back design solutions.

Cadence Electronic Design Automation Tools

      Cadence offers one of the most comprehensive sets of EDA tools in the industry. Cadence tools improve designer productivity and design quality throughout the electronic design process.

Functional Verification Platform

      Based on a single-kernel, or common, architecture, the Cadence IncisiveTM verification platform supports a unified methodology from design of the total system to design-in of particular ICs to specific systems, for all design domains. Compared to traditional register-transfer level, or RTL, simulation approaches, Incisive provides up to 100 times faster full-chip verification throughout the entire design cycle and reduces total verification time by up to 50%.

Digital IC Design Platform

      The Cadence Encounter platform leverages a unified architecture for full RTL-to-GDSII digital implementation of nanometer-scale designs. It is based on a single user interface and unified in-memory data model, and was specifically designed to focus on ensuring that interconnect is analyzed and optimized throughout the design process. It is comprised of the following core technologies: First Encounter® Ultra, a silicon virtual prototyping system that serves as a universal cockpit for the platform; NanoRouteTM Ultra, which uses graph-based routing technologies to efficiently support variable-spacing, variable-width routes for nanometer process technologies; and the CeltICTM crosstalk analyzer, which is used by leading silicon foundries for precision signal integrity signoff.

      Unlike traditional “front-end/ back-end” systems, the Encounter platform does not require translations between common tasks such as placement, clock-tree synthesis, routing, and timing/crosstalk analysis. The SoC EncounterTM configuration supports hierarchical designs, with full-chip RTL-to-GDSII support for designs containing more than 25 million gates. A gate is an electronic switch that allows or prevents the flow of current in a circuit. Nano EncounterTM supports full-chip gates-to-GDSII implementation for non-hierarchical chips and blocks of up to 10 million gates.

Custom Design Tools

      Cadence offers a broad range of analog and mixed-signal design tools. The Cadence Analog Design Environment is a front-to-back analog design automation solution for a range of design styles including full-custom analog, digital mixed-signal and radio frequency, or RF, IC design. Within that environment, designers can use the Cadence Spectre® Circuit Simulator. RF designers can use the Cadence Spectre RF simulator on desktop workstations to perform full-chip, transistor-level circuit simulation of RF designs with more than 5,000 devices. In late 2002, Cadence acquired certain assets of Antrim Design Systems, Inc., bringing new tools to the standard custom IC flow that allow better management of design and simulation data, automation of time-consuming tasks, and improved handling of engineering changes in later stages. In early 2003, Cadence acquired Celestry Design Technologies, Inc. whose technology verifies designs against silicon measurements.

      The Cadence Virtuoso® suite of custom IC layout tools provides a comprehensive set of layout capabilities including layout editing, placement, routing and physical verification for analog, custom digital mixed signal and RF ICs. Virtuoso Custom IC Layout includes automation techniques that dramatically boost designer productivity compared to manual custom-layout techniques. These techniques include correct-by-construction, connectivity-driven capabilities. Virtuoso Custom IC Layout is integrated with the Cadence Assura physical verification toolset, which offers automated, interactive physical and batch IC layout verification, extraction and layout enhancements for manufacturing. The Assura tool utilizes hierarchical processing techniques to significantly reduce verification cycle times and provide effective debugging capabilities.

      For years, analog/ mixed-signal design teams have been seeking to move to a “top-down” approach. Cadence AMS Designer enables them to do so. It is a mixed-signal environment and analog/ mixed-signal simulator, the latter of which is based on the Cadence NC-Sim and Spectre simulators.

Design For Manufacturing

      The physical design of ICs requires detailed analysis and optimization to ensure the design can be manufactured. Cadence’s Fire & Ice products take the designer’s representation of the IC and extract the physical properties of the design to enable further analysis. The SignalStorm® and VoltageStorm® products address nanometer design challenges associated with on-chip distribution of power, timing and crosstalk effects. Cadence’s Assura products perform design rule checking to ensure the proposed design meets the requirements of the foundry’s manufacturing process rules. Cadence’s software and services are designed to provide comprehensive, high-speed verification that an IC will perform as designed, taking into account the complex effects of nanometer semiconductor physics.

Printed Circuit Board and IC Packaging Design Tools

      Cadence produces integrated PCB and IC packaging design flows targeted at solving the design complexities that today’s nanometer-scale devices are creating at the package and board level. PCB design products address both the high-speed, high-end of the market and the mainstream segment with scalable versions of Allegro® PCB layout, SPECCTRA® autorouter, SPECCTRAQuestTM design and analysis environment, Concept® HDL schematic capture, Capture CIS, and PCB librarian.

      Recent product introductions include advances in signal integrity design and analysis technologies and first-in-class differential signal capabilities targeted at the network and communications design markets. For example, new capabilities in SPECCTRAQuest allow IC manufacturers to create silicon design-in kits, speeding the adoption of their advanced chips into systems, speeding design-to-volume for both themselves and their systems customers.

      Unique IC package and PCB co-design methodologies allow engineers to consider the package in context of the board, and the board in context of the package, allowing them to make tradeoffs and optimize product performance.

      Cadence sells and supports its OrCAD product line of personal productivity PCB design tools through a worldwide network of value added resellers.

Third-Party Tool and Partner Support

      Cadence supports the integration of third-party design tools through its Connections® Program. The Connections Program provides other EDA companies with access to Cadence products to ensure that Cadence tools work well in multiple design environments. Many EDA providers are members of the Connections Program. Additionally, Cadence manages relationships with foundry and library provider partners to support customer-owned tooling, or COT, solutions for its customers. Cadence also assists and supports library providers in the integration of Cadence design and verification tools and model formats into COT library solutions. These relationships are an important aspect of providing complete solutions to semiconductor designers, because these designers depend on coordinated offerings from multiple suppliers. Cadence’s programs are designed to support its customers’ ability to address their business and technical challenges, from IC design through to production manufacturing in volume.

Maintenance and Support Services

      Support services include product maintenance and updates, and telephone and Internet-based technical support. Maintenance and support are offered to customers either in conjunction with Cadence product license agreements or under a separate maintenance agreement.

Electronic Design Automation Services

      To complement its tools, Cadence provides a range of electronic design services that help optimize design team productivity. These include educational, support, design, verification, application service provider, or ASP, and methodology services.

Education Services

      Cadence’s educational services include Internet, classroom and custom courses, the content of which ranges from how to use the most recent tool features to the latest design techniques.

Design Services

      The Cadence Design Foundry® offers engineering services and re-usable design technologies to aid customers with the design of complex ICs in advanced semiconductor process technologies. The Design Foundry focuses its offerings primarily on SoC devices including both Application Specific Integrated Circuits, or ASICS, and Application Specific Standard Parts, and on analog and mixed signal ICs. The market for these services is primarily the semiconductor and systems companies developing products for the communications, computing, and consumer market segments. Cadence Design Foundry offers engineering capabilities to assist customers from product concept through volume manufacturing.

      The Cadence Design Foundry also makes its intellectual property, or design IP, portfolio available to customers. These re-usable design technologies enable customers to reduce the design complexity and time to market for the development of complex SoCs. This IP portfolio includes technology in four critical design domains:

•	Communications and networking (Ethernet MACs and encryption cores);
•	Digital building blocks (peripherals and memory access);
•	High speed Input/ Output (SPI4P2, PCI Express, RapidIO, FibreChannel);
•	Analog building blocks (DAC, ADC, PLL).

      Design IP may be licensed to customers as a component of an engineering service engagement, or sold on an “as is” basis. Customers generally pay a license fee for access to the design IP and a per unit royalty fee to use it in volume production.

      Through the Design Foundry’s collaboration with customers in the design of today’s most advanced ICs, Cadence is able to bridge what is often referred to as the “design gap.” The design gap refers to the inability of IC design techniques to keep pace with semiconductor process technology advances. By designing first-of-their-kind ICs, Cadence Design Foundry gains direct and early visibility to industry design issues that may not be addressed adequately by today’s design automation solutions. This enables Cadence to accelerate the development of new software technology to meet the market’s current and future design requirements.

Verification and ASP Services

      Cadence offers verification and ASP services through Time-to-Market Engineering, or TtME®, services and the QuickCyclesTM programs. The TtME staff provides customers with consulting services, project services and/or complete turnkey services for verification acceleration and system emulation. QuickCycles allows customers to access Palladium simulation acceleration and emulation products on a pay-as-you-go basis, either on the customer site or remotely over a high-speed, secure network connection.

Methodology Services

      Cadence’s Methodology Services group offers a variety of services to help customers effectively address electronic design challenges. It leverages Cadence’s cumulative experience and knowledge of design practices to improve productivity. Cadence also offers virtual computer aided design, or VCAD, through which engineering teams at one or more Cadence locations provide technical support through a virtual private network to customer design groups located at the customers design sites.

Marketing and Sales

      Cadence generally uses a direct sales force consisting of sales people and applications engineers to license its products and market its consulting and design services to prospective customers. Applications engineers provide technical pre-sales as well as post-sales support for software products. The Cadence Methodology Services group provides on-site capabilities to help customers improve productivity with Cadence and other EDA products. Due to the complexity of EDA products and the electronic design process in general, the sales cycle is generally long, involving three to six months or more. During the sales cycle, the Cadence direct sales force generally provides technical presentations and product demonstrations and supports on-site customer evaluations of Cadence software. Cadence also uses traditional marketing approaches to promote its products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the Internet.

      Cadence markets and supports its products and services internationally through its subsidiaries and various distributors. Cadence markets its emulation hardware and consulting and design services in Japan through a wholly-owned subsidiary. In Japan, Cadence licenses most of its software products through Innotech Corporation, in which Cadence is an approximately 15% stockholder.

Research and Development

      Cadence’s investment in research and development was $326.4 million in 2002, $297.3 million in 2001, and $263.9 million in 2000.

      The primary areas of Cadence’s research include SoC design, the design of silicon devices in the nanometer range, high-speed board design, architectural-level design, high-performance logic verification technology and hardware/ software co-design. Because the electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, Cadence focuses significant investment on enhancing current products, as well as creating new products and techniques.

      Cadence’s future performance depends largely on its ability to maintain and enhance its current product lines, develop new products and services, maintain technological competitiveness and meet increasingly complex customer requirements. In addition to research and development conducted within each of our segments, Cadence maintains Cadence Laboratories, an advanced research group responsible for exploring new directions and applications of its technologies, migrating new technologies into Cadence’s existing offerings and maintaining strong industry relationships.

Competition

      Cadence currently competes primarily with two large companies: Mentor Graphics Corporation and Synopsys, Inc. In 2002, two large EDA companies, Synopsys, Inc. and Avant! Corporation merged, and the combined company offers a broader product range. Cadence also competes with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments.

Proprietary Technology

      Cadence’s success depends, in part, upon its proprietary technology. Cadence generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect its proprietary rights in technology and products. Many Cadence products include software or other intellectual property licensed from third parties. Cadence may have to seek new or renew existing licenses for such software and other intellectual property in the future. The Cadence Design Foundry licenses certain software and other intellectual property of third parties, including that of competitors.

Manufacturing and Distribution

      Cadence software production operations consist of configuring the proper version of a product, outsourcing the recording of the product on CD-ROM, and producing customer-unique access keys allowing customers to use licensed products. Software and documentation are generally made available to customers electronically by secured electronic delivery. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format.

      Cadence performs final assembly and test of its hardware verification acceleration and emulation products in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual printed circuit boards and custom ICs, and supply them to Cadence for qualification and testing prior to their incorporation into the assembled product.

Backlog

      Cadence’s backlog on December 28, 2002 was approximately $1.4 billion. Backlog consists of:

•	Revenue from subscription licenses for hardware and software products to be recognized on a ratable basis after December 28, 2002;
•	Revenue for maintenance contracts on hardware and software products to be recognized on a ratable basis after December 28, 2002;
•	Revenue from orders for hardware and software products sold on perpetual and term licenses on which customers have requested ship dates after December 28, 2002; and
•	Revenue from the undelivered portion of services contracts that is recognized on a percentage of completion basis.

      Cadence has not historically experienced significant cancellation of its contracts with customers. Customers often reschedule the required completion dates of services contracts which has the effect of deferring revenue recognition under those contracts beyond the original expected completion date.

Employees

      As of March 1, 2003, Cadence employed approximately 5,175 individuals, with approximately 2,455 in sales, services, marketing, support and manufacturing activities, 1,970 in product development and 750 in management, administration and finance. None of Cadence’s employees is represented by a labor union, and Cadence has experienced no work stoppages. Cadence believes that its employee relations are good.

Factors That May Affect Future Results

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Additional risks and uncertainties not currently known to Cadence or that Cadence currently deems insignificant also may impair Cadence’s business operations. If any of the following risks actually occurs, Cadence’s business, operating results and financial condition could be materially harmed.

Cadence is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn or any future downturns may reduce Cadence’s revenue

      Purchases of Cadence’s products and services are highly dependent upon the commencement of new design projects by IC manufacturers and electronics systems companies. The IC industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. IC manufacturers and electronics systems companies experienced a downturn in demand and production in 2001 and in 2002, which has continued in 2003. Cadence expects revenue to continue to be adversely affected by the general downturn in the economy and, in particular, the electronics industry. The current downturn and any future downturns may reduce Cadence’s software and maintenance revenue and further reduce its services and hardware revenue and harm its results of operations.

Fluctuations in operating results for any fiscal period could hurt Cadence’s business and the market price of its stock

      Cadence has experienced, and may continue to experience, varied quarterly operating results. Various factors affect Cadence’s quarterly operating results and some of them are not within Cadence’s control. Cadence’s quarterly operating results are affected by the timing of significant orders for its software products because a significant number of contracts for software products are in excess of $5.0 million. The failure to close a contract for one or more orders for Cadence’s software products could seriously harm its quarterly operating results.

      Cadence’s operating results are also affected by the mix of license types executed in any given period. Cadence has three basic licensing models: term, subscription and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, while product revenue associated with subscription licenses is recognized ratably over the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with non-linear payment terms or as cash is collected from customers with lower credit ratings.

      In 2002, Cadence experienced increasing customer preference for its subscription licenses, which give customers limited access to new technology. Revenue recognized on a ratable basis is expected to continue to increase as a percentage of overall revenue to the extent customers continue to prefer subscription licenses in the future, or continue to request more flexible payment terms, both of which cause revenue to be recognized ratably over time.

      Cadence plans operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as Cadence may not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

      Lengthy sales cycles for acceleration and emulation hardware products subject Cadence to a number of significant risks over which Cadence has limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.

      Also, because of the timing of large orders and its customers’ buying patterns, Cadence may not learn of bookings shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of Cadence common stock.

Cadence’s failure to respond quickly to technological developments could make its products uncompetitive and obsolete

      The industries in which Cadence competes experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries Cadence serves are experiencing several revolutionary trends:

•	Migration to Nanometer Design: The size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for all levels of the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions is challenging fundamental laws of physics and chemistry.
•	The ability to design SoC ICs increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.

      If Cadence is unable to respond quickly and successfully to these developments and the evolution of these changes, Cadence may lose its competitive position, and its products or technologies may become uncompetitive or obsolete. To compete successfully, Cadence must develop or acquire new products and improve its existing products and processes on a schedule that keeps pace with technological developments in its industries. Cadence must also be able to support a range of changing computer software, hardware platforms and customer preferences. Cadence cannot guarantee that it will be successful in this respect.

Cadence has historically suffered losses in its electronics design services business

      The market for electronics design services is sensitive to customer budgetary constraints and engineering capacity. Cadence’s design services business has historically suffered losses. If Cadence’s design services business fails to increase its revenue to offset its expenses, the design services business will continue to experience losses. Cadence’s failure to succeed in the design services business may harm Cadence’s business, operating results and financial condition.

The profitability of Cadence’s services business depends on factors that are difficult to control

      To be successful in its services business, Cadence must overcome several factors that are difficult to control, including the following:

•	Cadence’s cost of services employees is high and reduces services gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and Cadence’s cost of providing those services. Cadence must pay high salaries to attract and retain professional services employees. This results in a lower gross margin than the gross margin in Cadence’s software business. In addition, the high cost of training new services employees or not fully utilizing these employees can significantly lower gross margin. It is difficult to adjust staffing levels quickly to reflect customer demand for services; therefore, the services business could experience losses.
•	A portion of services contracts consists of fixed-price contracts. Certain Cadence customers pay a fixed price for services provided, regardless of the cost Cadence must incur to perform the contract. If Cadence’s cost in performing the services were to exceed the amount the customer has agreed to pay Cadence will experience a loss on such contract, which could harm Cadence’s business, operating results and financial condition.

Cadence’s inability to compete in its industries could seriously harm its business

      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If Cadence were unable to compete successfully in these industries, it could seriously harm Cadence’s business, operating results and financial condition. To compete in these industries, Cadence must identify and develop or acquire innovative and cost competitive EDA products and market them in a timely manner. It must also gain industry acceptance for its design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. Cadence cannot assure you that it will be able to compete successfully in these industries. Factors that could affect Cadence’s ability to succeed include:

•	The development of competitive EDA products and design and methodology services could result in a shift of customer preferences away from Cadence’s products and services and significantly decrease revenue;
•	Due to budgeting constraints or excess engineering capacity, electronics manufacturers often choose to perform design and methodology services internally, rather than purchase these services from outside vendors;
•	The need to develop (or acquire externally-developed) technology solutions which are adequate and competitive in addressing the complexities of next-generation designs;
•	There are a significant number of current and potential competitors in the EDA industry and the cost of entry is low; and

•	Many EDA companies have combined to deliver more comprehensive offerings than they could individually.

      Cadence currently competes primarily with two large companies: Mentor Graphics Corporation and Synopsys, Inc. In 2002, two large EDA companies, Synopsys, Inc. and Avant! Corporation merged, and the combined company offers a broader product range. Cadence also competes with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as Cadence because they wish to promote their own internal design departments.

Cadence’s failure to obtain software or other intellectual property licenses or adequately protect its proprietary rights could seriously harm its business

      Cadence’s success depends, in part, upon its proprietary technology. Cadence generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect its proprietary rights in technology and products. Despite precautions Cadence may take to protect its intellectual property, Cadence cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. Cadence also cannot assure you that the rights granted under its patents or attendant to its other intellectual property will provide it with any competitive advantages, or that patents will be issued on any of its pending applications, or that future patents will be sufficiently broad to protect Cadence’s technology. Furthermore, the laws of foreign countries may not protect Cadence’s proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States. Many Cadence products include software or other intellectual property licensed from third parties. Cadence may have to seek new or renew existing licenses for such software and other intellectual property in the future. The Cadence Design Foundry licenses certain software and other intellectual property of third parties, including that of competitors. Cadence’s failure to obtain, for its use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm Cadence’s business, operating results and financial condition.

      Cadence cannot assure you that its reliance on licenses from restrictive agreements with third parties, or that patent, copyright, trademark and trade secret protections, will be enough to be successful and profitable in the industries in which Cadence competes.

Intellectual property infringement by or against Cadence could seriously harm its business

      There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, Cadence may be forced to respond to or prosecute intellectual property infringement claims to protect its rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm Cadence’s business, operating results and financial condition. In settling these claims, Cadence may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to Cadence. Being forced to enter into a license agreement with unfavorable terms could seriously harm Cadence’s business, operating results and financial condition. Any potential intellectual property litigation could force Cadence to do one or more of the following:

•	Pay damages, license fees or royalties to the party claiming infringement;
•	Stop licensing products, or providing services that use the challenged intellectual property;
•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•	Redesign the challenged technology, which could be time-consuming and costly.

      If Cadence were forced to take any of these actions, Cadence’s business and results of operations may suffer.

Cadence obtains key components for its hardware products from a limited number of suppliers

      Cadence depends on several suppliers for certain key components and board assemblies used in its hardware-based verification products. Cadence’s inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, Cadence currently relies on International Business Machines Corporation, or IBM, to manufacture hardware components for Cadence’s PalladiumTM products. If there were such a reduction or interruption, Cadence’s results of operations would be seriously harmed. Even if Cadence could eventually obtain these components from alternative sources, a significant delay in Cadence’s ability to deliver products would result.

Cadence has acquired and expects to acquire other companies and businesses and may not realize the expected benefits of these acquisitions

      Cadence has acquired and expects to acquire other companies and businesses in the future. While Cadence expects to analyze carefully all potential transactions before committing to them, Cadence cannot assure you that any transaction that is completed will result in long-term benefits to Cadence or its stockholders, or that Cadence’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after Cadence acquires another business, it could seriously harm Cadence’s business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs, including increases in the purchase price due to contingent consideration;
•	Adverse effects on existing relationships with suppliers and customers; and
•	Failure to understand and compete effectively in markets in which Cadence has limited previous experience.

Cadence’s international operations may seriously harm its financial condition because of several weak foreign economies and the effect of foreign exchange rate fluctuations

      Cadence has significant operations outside the United States. Cadence’s revenue from international operations as a percentage of total revenue was approximately 45% in 2002 and 2001. Cadence expects that revenue from its international operations will continue to account for a significant portion of its total revenue. Cadence also transacts business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese Yen and the euro, have had, and may continue to have, a seriously harmful effect on Cadence’s revenue and operating results.

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

      Cadence’s international operations may also be subject to other risks, including:

•	The adoption and expansion of government trade restrictions;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Business interruptions or slowdowns from terrorism, military operations and war;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	U.S. government licensing requirements for exports which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

Changes in effective tax rates could affect Cadence’s results of operations

      Cadence’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where Cadence is taxed at lower statutory rates, by changes in the valuation of Cadence’s deferred tax assets and liabilities, or by changes in tax laws or interpretations of such tax laws.

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

Cadence’s failure to attract, train, motivate and retain key employees may harm its business

      Competition for highly skilled employees is often intense. Cadence’s business depends on the efforts and abilities of its senior management, its research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce Cadence’s gross margins and harm its business and operating results. Competition for these employees may be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where Cadence’s principal offices are located, and the other locations where it maintains facilities. To attract and retain individuals with the requisite expertise, Cadence may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Cadence may also be required to pay significant base salaries and cash bonuses, which could harm its operating results.

      In addition, new regulations proposed by the New York Stock Exchange requiring shareholder approval for all stock option plans, and prohibiting New York Stock Exchange member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for Cadence to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, Cadence may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect its business.

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

Anti-takeover defenses in Cadence’s certificate of incorporation, by-laws, and under Delaware law could prevent an acquisition of Cadence or limit the price that investors might be willing to pay for Cadence common stock

      Cadence’s by-laws and provisions of the Delaware General Corporation Law that apply to Cadence and its Certificate of Incorporation could make it difficult for another company to acquire control of Cadence. For example:

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

Cadence’s business is subject to the risk of earthquakes, floods and other natural catastrophic events

      Cadence’s corporate headquarters, including certain of Cadence’s research and development operations, and certain of Cadence’s distribution facilities, are located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. In addition, several of Cadence’s facilities, which include the corporate headquarters, certain of Cadence’s research and development operations, and certain of Cadence’s distribution operations, are in areas of San Jose, that have been identified by the Director of the Federal Emergency Management Agency (FEMA), as being located in a special flood area. The areas at risk are identified as being in a 100 year flood plain, using FEMA’s Flood Hazard Boundary Map or the Flood Insurance Rate Map. If significant seismic or flooding activity were to occur, Cadence’s operations may be interrupted, which would adversely impact its business.

Item 2. Properties

      Cadence’s headquarters are located in San Jose, California, and Cadence owns the related land and buildings. Additionally, Cadence owns buildings in India and land and buildings in Scotland. The total square footage of Cadence’s owned buildings is approximately 979,000 square feet.

      Cadence leases additional facilities for its sales offices in the United States and various foreign countries, and its research and development and design services facilities worldwide. Cadence subleases certain of these facilities where space is not fully utilized or has been involved in restructuring activities.

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

      In February 1998, Aptix Corporation and Meta Systems, Inc. filed a lawsuit against Quickturn Design Systems, Inc. in the U.S. District Court for the Northern District of California alleging that Quickturn infringed a U.S. patent owned by Aptix and licensed to Meta. In June 2000, the District Court entered judgment in favor of Quickturn, dismissing the complaint and declaring the patent unenforceable. The Court also granted summary judgment to Aptix, denying Quickturn’s abuse of process counterclaim. On September 8, 2000, the Court ordered Aptix to pay $4.2 million to Quickturn as reimbursement of attorneys’ fees and costs it incurred in the litigation. Aptix appealed the District Court’s judgment and posted a $2.0 million bond to secure the judgment. On June 8, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s dismissal of Quickturn’s abuse of process counterclaim. On November 5, 2001, the Federal Circuit vacated the District Court’s judgment of unenforceability, but affirmed the District Court’s dismissal of Aptix’s and Meta’s complaint and the award of attorneys fees and costs. Cadence received the bonded portion of the judgment in April 2002 and has taken steps to enforce the balance of the judgment.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owed by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor acknowledged that the suit became moot upon consummation of the Cadence acquisition of Quickturn, and on February 13, 2002, the Court dismissed the case on that basis. However, Mentor sought an award of attorney’s fees in the case, as well as in a prior related case in which Cadence was not a party. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, a settlement which is conditioned upon approval of the settlement by the Chancery Court and upon Mentor’s not being awarded attorneys’ fees in either Mentor II or the related case. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application. Mentor filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action. Mentor filed a notice of appeal from that order. The appeals were subsequently consolidated, and the Delaware Supreme Court heard argument on March 4, 2003. Cadence is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s MercuryTM hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 00-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury PlusTM product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s MercuryTM hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was consolidated with the actions described in the preceding paragraph. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-1030 SI, C-00-3291 SI and C 02-1426-SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor has indicated that it intends to appeal the jury’s verdict. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that

Mentor’s proposed design verification approach (in which IC designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn’s patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. In January 2001, Quickturn and Cadence filed a Motion to Dismiss the action, based on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn’s motion to dismiss. Cadence and Quickturn believe that Mentor’s complaint is without merit. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court, District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the court ordered the action to be transferred to the U.S. District Court, Northern District of California. Cadence believes the claim is without merit and is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On December 30, 2002, Cadence filed a complaint against IKOS and Mentor in the U.S. District Court for the Northern District of California, Civil Action No. C 02-5343 JF, alleging that IKOS’ products infringe U.S. Patent No. 5,036,473 and seeking unspecified damages and injunctive relief. On January 6, 2003, Quickturn filed a motion to amend its Answer and Counterclaims in this suit to add a counterclaim alleging that IKOS’ products infringe U.S. Patent No. 5,036,473. On February 24, 2003, the Court granted this motion and agreed to consolidate this action with Civil Action No. 02-1335, described in the preceding paragraph.

      On February 25, 2000, Cadence and several of its officers were named as defendants in a lawsuit filed in the U.S. District Court for the Northern District of California, entitled Maxick v. Cadence Design Systems, Inc., File No. C 00-0658PJH. The action was brought on behalf of a class of shareholders of OrCAD, Inc., and alleged violations of the tender offer rules under the Securities Exchange Act of 1934. The lawsuit arose out of Cadence’s acquisition of OrCAD, which was completed in August 1999. The parties have settled the matter and Cadence has paid $1.25 million. The settlement was approved by the Court on November 13, 2002.

      For any of the disputes and litigation matters discussed above, were an unfavorable ruling to occur in any specific fiscal period, there exists the possibility of a material adverse impact on the results of operations for such period.

Item 4. Submission of Matters to a Vote Of Security Holders

      None

Executive Officers Of Cadence

      The executive officers of Cadence are as follows:

Name	Age	Positions and Offices

H. Raymond Bingham	57	President, Chief Executive Officer and Director
Kevin Bushby	47	Executive Vice President, Worldwide Field Operations
David DeMaria	41	Executive Vice President, Systems Solutions
Lavi A. Lev	46	Executive Vice President, IC Solutions
R.L. Smith McKeithen	59	Senior Vice President, General Counsel and Secretary
William Porter	48	Senior Vice President and Chief Financial Officer

      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

      H. RAYMOND BINGHAM has served as President and Chief Executive Officer of Cadence since April 1999. Mr. Bingham has been a director on the Cadence Board of Directors since November 1997. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels, Inc. for eight years. Mr. Bingham is a director of Onyx Software Corporation, Oracle Corporation and KLA-Tencor Corporation.

      KEVIN BUSHBY has served as Executive Vice President, Worldwide Field Operations of Cadence since 2001. From 1995 to 2001, Mr. Bushby served as Vice President and General Manager, European Operations of Cadence. Prior to joining Cadence, from 1990 to 1995 Mr. Bushby held several positions with Unisys Corporation, most recently as Vice President Sales and Marketing, Client Server Systems Division.

      DAVID DEMARIA has served as Executive Vice President, Systems Solutions Business since July 2002. Mr. DeMaria served as Cadence’s Senior Vice President of Worldwide Marketing from November 1999 to June 2002. Mr. DeMaria served as the General Manager of Cadence’s PCB business from May 1997 to October 1999. Mr. DeMaria joined Cadence upon consummation of the Cadence acquisition of Cooper & Chyan Technology, Inc. Prior to joining Cadence, Mr. DeMaria served in executive capacities with ViewLogic Systems, Inc., an EDA company, and Zuken, Inc., an EDA software company.

      LAVI A. LEV has served as Executive Vice President, IC Solutions since July 2002. From March 2001 to June 2002, Mr. Lev served as Senior Vice President and General Manager of the IC Solutions Group. Prior to joining Cadence, Mr. Lev was Senior Vice President of Engineering at MIPS Technologies, Inc. Mr. Lev has more than 20 years of experience in the semiconductor industry.

      R.L. SMITH MCKEITHEN has served as Senior Vice President, General Counsel and Secretary since 1998. From 1996 to 1998, Mr. McKeithen served as Vice President, General Counsel and Secretary of Cadence. Prior to joining Cadence, from 1994 to 1996, Mr. McKeithen served as Vice President, General Counsel and Secretary of Strategic Mapping, Inc., a software company. From 1988 to 1994, Mr. McKeithen served as Vice President, General Counsel and Secretary of Silicon Graphics, Inc.

      WILLIAM PORTER has served as Senior Vice President and Chief Financial Officer of Cadence since May 1999. From 1994 to 1999, Mr. Porter served as Vice President, Corporate Controller and Assistant Secretary of Cadence. Prior to joining Cadence, Mr. Porter served as Technical Accounting and Reporting Manager and most recently as Controller of Cupertino Operations with Apple Computer, Inc., a personal computer company.

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      Cadence common stock is traded on the New York Stock Exchange under the symbol CDN. Cadence has never declared or paid any cash dividends on its common stock in the past, and does not plan to pay cash dividends in the foreseeable future. As of March 1, 2003, Cadence had approximately 1,600 registered stockholders and approximately 24,800 beneficial owners of its common stock.

      The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended December 28, 2002:

	High	Low

2002:

First Quarter	$24.39	$20.50
Second Quarter	$23.00	$14.43
Third Quarter	$16.12	$10.10
Fourth Quarter	$15.12	$8.65
2001:

First Quarter	$32.31	$18.22
Second Quarter	$24.07	$16.69
Third Quarter	$23.48	$15.48
Fourth Quarter	$24.65	$16.12

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Historical results are not necessarily indicative of future results.

	Five fiscal years ended December 28, 2002

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Revenue	$1,293,067	$1,430,440	$1,279,550	$1,093,303	$1,320,180
Net income (loss)*	$71,949	$141,287	$49,977	$(14,075)	$25,124
Net income (loss) per share — assuming dilution*	$0.27	$0.55	$0.19	$(0.06)	$0.10
Total assets	$2,438,261	$1,730,030	$1,477,321	$1,459,659	$1,481,916
Long-term debt and capital lease obligations	$52,659	$1,476	$3,298	$25,024	$136,380
Stockholders’ equity*	$1,659,305	$1,121,347	$906,465	$986,149	$947,830

*	Beginning Cadence’s fiscal year 2002, Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, Cadence has ceased to amortize approximately $178.8 million of goodwill, net of amortization, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. The 1998 to 2001 consolidated financial data include amortization of goodwill and workforce intangibles totaling $50.8 million for 2001, $36.5 million for 2000, $16.5 million for 1999 and $7.2 million for 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, including without limitation the five-year summary of selected financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will” and “would” and words of similar import. These statements are predictions based upon Cadence’s current expectations about future events and speak only as of the date of this annual report, and we assume no obligation to update any such forward-looking statement. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. Readers are referred to “Competition,” “Proprietary Technology,” “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to Cadence in this annual report are references to Cadence and its subsidiaries.

Overview

       General

      Cadence Design Systems, Inc. provides a broad range of software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence licenses its electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help accelerate and manage their product development processes. Cadence’s products and services are used by companies to design and develop complex ICs and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics. These industries are experiencing a general downturn.

      IC manufacturers and electronics systems companies experienced a downturn in demand and production in 2001 and 2002, which has continued in 2003. Cadence expects revenue to continue to be adversely affected by the general downturn in the economy and, in particular, the electronics industry.

       Acquisitions

      Cadence has acquired companies and businesses, some of which are described below. Cadence expects to acquire other companies or businesses in the future. For each of these acquisitions the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition. These acquisitions are described in more detail in Note 4 of Notes to Consolidated Financial Statements.

      In September 2002, Cadence acquired IBM’s Test Design Automation, or TDA, business and paid a total cash purchase price of approximately $70.0 million. Concurrent with the acquisition, Cadence licensed software to IBM under subscription and term licenses, and entered into an agreement to provide services. Payments for these arrangements are for cash to be paid over the duration of the respective contracts under Cadence’s standard payment terms. Cash expected to be paid by IBM will be significantly in excess of the cash paid by Cadence for the TDA business. The software licenses and services transactions were determined to have fair value based upon pricing for comparable transactions. Cadence purchased IBM’s TDA business to acquire key technology and personnel.

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company that provides software and services for the design and verification of ICs. The aggregate purchase price was $329.7 million which included the issuance of approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of Cadence common stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day period including two days before and after the acquisition was announced. Cadence purchased Simplex to acquire key personnel and technology.

      In December 2001, Cadence acquired Silicon Perspective Corporation, or SPC, a privately-held design technology firm, for approximately 6.2 million shares of Cadence common stock, valued at $129.4 million, 0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total initial purchase price of $134.7 million. The purchase price will increase as certain predetermined bookings and product development goals, referred to as earnouts, are achieved in fiscal 2002 and 2003. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. Earnouts totaling 12.2 million shares valued at $190.9 million were earned for the fiscal year ending December 28, 2002, and were issued in February 2003. Cadence recorded approximately 89% of the value associated with the 12.2 million shares as goodwill and the remaining 11% of the value as deferred stock-based compensation. In connection with the acquisition, Cadence initially allocated $108.8 million of the purchase price to goodwill, which has been adjusted to $280.2 million as a result of the earnouts. The goodwill, deferred stock compensation and shares issued as consideration will increase upon the achievement of earnouts in fiscal 2003. The goodwill is not expected to be deductible for tax purposes. The technology and other acquired intangibles are being amortized over one to five years. Compensation expense in connection with the earnouts for the year ended December 28, 2002 was $9.7 million.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock and assumed options, valued at $92.7 million. The acquisition was accounted for as a purchase. CadMOS provides solutions to the signal integrity problems experienced in nanometer processes. In the first quarter of 2002, Cadence issued an additional 0.2 million shares, valued at $3.6 million, due to CadMOS’ achievement of certain predetermined performance goals. In addition, the purchase price will increase by up to an additional 0.3 million Cadence shares if certain predetermined performance goals are achieved during the second and third years following the acquisition. These goals are related to bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence allocated the purchase price primarily to goodwill of $50.2 million, which has been adjusted to $53.8 million as a result of the achievement of performance goals. The goodwill is not expected to be deductible for tax purposes. Technology and other acquired intangibles of $12.9 million were also recorded and are being amortized over three to five years.

        Tality Separation, Restructuring and Reorganization

      In July 2000, Cadence announced its plan to separate its electronics design services group into a new company named Tality Corporation, or Tality, and Tality filed a registration statement with the SEC for Tality’s initial public offering, or IPO. Tality’s separation from Cadence was substantially completed in October 2000, and the electronic design services business thereafter operated as a subsidiary of Cadence. In October 2000, Cadence announced the postponement of Tality’s IPO due to unfavorable market conditions. As a result of the postponement of the Tality IPO, Cadence expensed $2.8 million of IPO-related costs in the first quarter of 2001. In addition to the $2.8 million, in 2001 Cadence also expensed $2.0 million of Tality separation costs related primarily to information systems separation, legal and consulting fees. In April 2001, Cadence announced the withdrawal of the Tality IPO registration statement. Tality was reorganized and restructured during 2001, and in the first and second quarters of 2002. With the acquisition of Simplex in June 2002, Simplex’s SoC Design Foundry business was combined with Tality to operate as Cadence Design Foundry. Cadence Design Foundry focuses on high-end digital, analog and mixed-signal IC design in close conjunction with Cadence technology development groups. As a result, Cadence no longer has a separate design services group named Tality.

Avant! Restitution and Settlement

      On November 13, 2002, Cadence announced the settlement of civil litigation filed against Avant! seeking damages related to theft of Cadence intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to Cadence of $265.0 million, which was received in the fourth fiscal quarter of 2002. This amount, net of related costs, is recorded in Avant! restitution and settlement in Cadence’s Consolidated Income Statement.

      On July 25, 2001, Avant! was ordered to pay Cadence $195.4 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received. This amount, net of related costs, is recorded in Avant! restitution and settlement in Cadence’s Consolidated Income Statement.

Critical Accounting Policies

       Cadence’s critical accounting policies are as follows:

•	revenue recognition;
•	estimating valuation allowances and accrued liabilities;
•	accounting for income taxes; and
•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition.

      Cadence derives revenue from three sources:

•	product revenue, which includes software licensing, hardware sales and hardware leases;
•	maintenance revenue from software and hardware; and
•	services revenue.

      As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period.

      Cadence applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of SFAS No. 13, “Accounting for Leases”, to all hardware lease transactions.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

      Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing for comparable transactions when the element is sold separately. Cadence’s VSOE for maintenance is based upon the customer’s annual renewal rates. VSOE for services is based on the price charged when the services are sold separately. The timing of revenue recognition for both delivered and undelivered elements is in accordance with the relevant provisions of SOP 97-2.

      Cadence sells software using three license types. These license types are:

•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to remix the licensed software for unspecified future technology;
•	Term licenses — software licensed for a specific time period, generally two to three years, with no rights to return or exchange the licensed software; and
•	Perpetual licenses — software licensed on a perpetual basis with no right to return or exchange the licensed software.

      For subscription and term licenses and hardware leases, Cadence uses the license agreement and a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, Cadence uses a purchase order as evidence of an arrangement. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Cadence assesses whether a fee is fixed or determinable primarily based on the payment terms associated with the transaction. Cadence uses installment contracts for subscription and term licenses and has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and payments are generally collected quarterly. If different conditions were to prevail, and Cadence no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be recognized as payments under the installment contract become due and payable. This change could have a material impact on Cadence’s results of operations.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If collection of a fee is not probable, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

      Provided all the related conditions discussed above are met, Cadence recognizes revenue for each software license type as follows:

•	Subscription licenses — revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product; and
•	Term licenses and Perpetual licenses — all revenue associated with licensed software is recognized upon the effective date of the license and delivery of the licensed product.

      Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. Cadence recognizes all maintenance revenue ratably over the maintenance period under each software license agreement. For term and perpetual licenses, customers renew maintenance agreements annually. For subscription licenses, a portion of the revenue is allocated to maintenance revenue.

      Services revenue consists primarily of revenue received for performing methodology and design services. Revenue from service contracts is recognized on either a time and materials basis as work is performed or using the percentage-of-completion method. Cadence estimates the percentage-of-completion on contracts with fixed or not-to-exceed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. Cadence has a history of accurately estimating project status and the hours necessary to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. This change could have a material impact on Cadence’s results of operations. For small fixed-price projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, revenue is recognized when the work is completed.

      In September 2002, Cadence acquired IBM’s TDA business. Concurrent with the acquisition, Cadence licensed software to IBM and entered into an agreement to provide services.

      For concurrent transactions, Cadence considers SFAS No. 141, “Business Combinations”, and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, to determine whether the acquisition of the TDA business qualified for accounting as a purchase business combination. In addition, Cadence considered APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and EITF Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the concurrent transactions were appropriately recorded at their respective fair values. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair values of the products delivered or products or services received, whichever is more readily determinable, if the fair values are reasonably determinable. In concluding that the fair values were reasonably determinable, Cadence considered its recent history of cash sales for similar products or services in similar sized transactions with similar terms. Approximately 3% of revenue recognized in 2002 resulted from this concurrent transaction.

        Estimating valuation allowances and accrued liabilities.

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

      Cadence has restructured business units in the past and has established reserves at the low end of the range of estimable cost against outstanding commitments for leased properties that it has vacated. These reserves are based upon management’s estimate of the landlord’s willingness to negotiate a termination fee, the time required to sublet the properties and the amount of sublease income that Cadence estimates will be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See Note 2 of Notes to Consolidated Financial Statements for the expected impact of new accounting standards on future restructuring charges.

        Accounting for income taxes.

      In preparing its Consolidated Financial Statements, Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely,

Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for deferred tax assets or increases this allowance in a period, Cadence may need to include an expense within the tax provision in its Consolidated Income Statements.

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

        Valuation of long-lived intangible assets and goodwill.

      Cadence reviews, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Cadence reviews long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that Cadence will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      For long-lived assets to be held and used, including acquired intangibles, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results and proceeds from disposition which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary.

Results of Operations

Revenue

				% Change

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

	(In millions)
Product	$811.9	$830.5	$627.4	(2)%	32%
Services	149.8	263.3	336.0	(43)%	(22)%
Maintenance	331.4	336.6	316.2	(2)%	6%

Total revenue	$1,293.1	$1,430.4	$1,279.6	(10)%	12%

Sources of Revenue as a Percent of Total Revenue

	2002	2001	2000

Product	63%	58%	49%
Services	11%	18%	26%
Maintenance	26%	24%	25%

      Product revenue decreased $18.6 million in 2002 compared to 2001, primarily due to a shift in the mix of software license types executed in each period. In 2002, Cadence experienced increasing customer preference for its subscription licenses, which give customers limited access to new technology. Product revenue associated with subscription licenses is recognized ratably over the term of the license, which has the effect of deferring the timing of revenue recognition to future periods. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with non-linear payment terms or as cash is collected from customers with lower credit ratings. Product revenue from Cadence’s software licenses recognized on a ratable basis comprised 45%, 32% and 19% of software revenue for the years ended 2002, 2001 and 2000, respectively.

      Revenue recognized on a ratable basis is expected to continue to increase as a percentage of overall revenue to the extent customers continue to prefer subscription licenses in the future, or continue to request more flexible payment terms, both of which cause revenue to be recognized ratably over time.

      Product revenue increased $203.1 million in 2001 compared to 2000, primarily due to an overall increase in volume of license renewals with major customers, and to a lesser extent, an increase in sales of Cadence’s software products to new customers. The increase in sales volume was primarily due to an increase in sales volume of Cadence’s IC implementation products, which include synthesis place and route physical design and physical verification products. The increases were partially offset by a decrease in Cadence Verification Acceleration, or CVA, product sales.

      Services revenue decreased $113.5 million in 2002 compared to 2001, primarily due to a reduction in customer spending for external services as a result of the economic downturn experienced in the electronics industry which Cadence serves. Services revenue declined primarily due to fewer new engagements and fewer services hours billed on existing engagements. Reduced customer spending can be expected to affect services revenue in the future to the extent the economy in general, and the electronics industry in particular, continue to experience slow economic growth.

      Services revenue decreased $72.6 million in 2001 compared to 2000, primarily due to a reduction in customer spending for external services as a result of the economic downturn experienced in the industries Cadence serves, particularly telecommunication. Tality’s revenue declined $49.9 million in 2001 compared to 2000 primarily due to fewer new engagements and fewer services hours billed on existing engagements. Methodology Services revenue declined $22.2 million in 2001 compared to 2000, primarily due to a general weakness in customer demand for short-term consulting services.

      Maintenance revenue decreased $5.2 million in 2002 compared to 2001, primarily due to fewer renewals of maintenance contracts. Maintenance revenue increased $20.4 million in 2001 compared to 2000, primarily due to the growth of Cadence’s installed customer base and the renewal of maintenance and support contracts.

      Additional financial information about segments can be found in Note 19 of Notes to Consolidated Financial Statements.

Revenue by Geography

				% Change

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

	(In millions)
Domestic	$715.2	$785.4	$720.8	(9)%	9%
International	577.9	645.0	558.8	(10)%	15%

Total revenue	$1,293.1	$1,430.4	$1,279.6	(10)%	12%

Revenue by Geography as a Percent of Total Revenue

	2002	2001	2000

Domestic	55%	55%	56%
International	45%	45%	44%

      International revenue decreased $67.1 million in 2002 compared to 2001, due to decreases in services revenue worldwide and decreases in product revenue in Europe, slightly offset by an increase in product revenue in Japan. Revenue in Japan accounted for 33% of total international revenue in 2002 compared to 28% in 2001. The slight increase in product revenue in Japan was due to the timing of license renewals for existing customers and was partially offset by a decrease in services revenue. Cadence does not expect significant revenue growth in Japan in the foreseeable future due to continuing stagnant economic conditions in Japan.

      International revenue increased $86.2 million in 2001 compared to 2000, primarily due to increases in product revenue worldwide, partially offset by a decrease in services revenue worldwide. Revenue in Japan accounted for 28% of total international revenue in 2001 compared to 35% in 2000. Revenue in Japan decreased as a result of lower services revenue.

      Differences in the rate of revenue growth over the periods presented, and as compared geographically, are primarily due to fluctuations in product sales volume and the timing of significant customer contracts.

      Foreign currency exchange rates negatively affected revenue by $8.4 million in 2002, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Foreign currency exchange rates negatively affected revenue by $19.9 million in 2001, primarily due to the weakening of the Japanese yen. Foreign currency exchange rates negatively affected revenue by $3.8 million in 2000, primarily due to the weakening of the British pound and German mark in relation to the U.S. dollar, partially offset by the strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 19 of Notes to Consolidated Financial Statements.

Cost of Revenue

				% Change

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

	(In millions)
Product	$73.1	$98.2	$89.9	(26)%	9%
Services	$112.7	$191.4	$215.6	(41)%	(11)%
Maintenance	$64.2	$65.3	$63.3	(2)%	3%

Cost of Revenue as a Percent of Related Revenue

	2002	2001	2000

Product	9%	12%	14%
Services	75%	73%	64%
Maintenance	19%	19%	20%

      Cost of product revenue includes costs of employee salary and benefits, documentation and royalties. Manufacturing costs associated with CVA products also include materials, labor and overhead.

      A summary of Cost of product is as follows:

	2002	2001	2000

	(In millions)
Product related costs	$61.6	$79.3	$89.9
Inventory write-off	9.3	18.9	—
Acquisition-related asset write-off	2.2	—	—

Total Cost of product	$73.1	$98.2	$89.9

      Cost of product revenue decreased $25.1 million in 2002 compared to 2001, primarily due to a decrease in sales of CVA products and lower amounts of inventory write-offs in 2002 compared to 2001. Cost of product revenue increased $8.3 million in 2001 compared to 2000. The increase was primarily due to increases in inventory write-offs, partially offset by decreases in manufacturing expenses associated with the decrease in sales of CVA products.

      In the year ended December 28, 2002, Cadence recorded a $9.3 million write-off for excess inventory in cost of product revenue, for excess inventory from decreased sales forecasts. In the year ended December 29,

2001, Cadence recorded an $18.9 million write-off for excess inventory in cost of product revenue. Of the $18.9 million, $15.2 million of the write-off was related to excess inventory from decreased sales forecasts and $3.7 million related to two product lines that were discontinued as part of Cadence’s restructuring. The excess inventory charges of $9.3 million in 2002 and $15.2 million in 2001 were due to significant decreases in forecasted revenue for emulation products and were calculated in accordance with Cadence’s policy, which is based on inventory in excess of 12-month demand. Inventory purchases and commitments are based on future sales forecasts. Cadence typically buys and builds inventory levels for certain key components to mitigate component supply constraints. Based on Cadence’s current 12-month demand forecast, Cadence does not anticipate that the excess inventory will be used at a later date. Cadence has determined that inventory levels at December 28, 2002 were within forecasted usage for the succeeding 12-month period.

      Product gross margin increased slightly in 2002 when compared to 2001 primarily due to lower inventory write-offs in 2002. Product gross margin increased in 2001 compared to 2000, primarily due to an increase in volume of license renewals with major customers.

      Cost of services revenue primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $78.7 million in 2002 compared to 2001, primarily due to decreases in employee salary and benefit costs resulting from Cadence’s reduction of services professionals in connection with its restructuring actions initiated in 2001. Cost of services revenue decreased $24.2 million in 2001 compared to 2000, primarily due to decreases in employee salary and benefit costs resulting from Cadence’s reduction of services professionals in connection with its restructuring initiated in 2001.

      Services gross margin decreased in 2002 compared to 2001, primarily due to the downturn in the industries Cadence serves, particularly telecommunications, resulting in revenue declining faster than costs. Services gross margin decreased in 2001 compared to 2000, also primarily due to revenue declining faster than costs. Services gross margin has been, and may continue to be reduced by, Cadence’s inability to fully utilize its services resources.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue decreased $1.1 million in 2002 compared to 2001, primarily due to a decrease in employee salary and benefit costs resulting from a decrease in employee headcount. Cost of maintenance revenue increased $2.0 million in 2001 compared to 2000, primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount.

Operating Expenses

				% Change

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

	(In millions)
Marketing and sales	$399.6	$393.6	$390.1	2%	1%
Research and development	$326.4	$297.3	$263.9	10%	13%
General and administrative	$115.8	$119.4	$101.3	(3)%	18%

Operating Expenses as a Percent of Total Revenue

	2002	2001	2000

Marketing and sales	31%	28%	30%
Research and development	25%	21%	21%
General and administrative	9%	8%	8%

Marketing and Sales

      Marketing and sales expenses increased $6.0 million in 2002 compared to 2001, primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount, primarily from acquisitions, partially offset by a decrease in marketing program expenses. Marketing and sales expenses increased $3.5 million in 2001 compared to 2000, primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount, partially offset by a decrease in commissions expense. Cadence expects marketing and sales expenses to decrease in 2003 as a result of a decrease in employee headcount.

Research and Development

      The increase in research and development expense of $29.1 million for 2002 compared to 2001, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount, primarily from acquisitions. The increase in research and development expense of $33.4 million for 2001 compared to 2000, was primarily due to an increase in employee salary and benefit costs resulting from an increase in employee headcount. Cadence expects research and development expenses to increase in 2003 compared to 2002.

General and Administrative

      General and administrative expense decreased $3.6 million in 2002 compared to 2001, primarily due to a decrease in bad debt expense, particularly related to the design services business, and a decrease in employee salary and benefit costs resulting from a decrease in employee headcount. The decrease was partially offset by $11.1 million of litigation expense. General and administrative expense increased $18.1 million in 2001 compared to 2000, primarily due to an increase of employee salary and benefit costs resulting from an increase in employee headcount, increases in bad debt expense related to Tality, and increased use of outside consulting services.

      Foreign currency exchange rates negatively affected operating expenses by $1.2 million in 2002, compared to 2001, primarily due to the strengthening of the euro and British pound in relation to the U.S. dollar. Foreign currency exchange rates positively affected operating expenses by $9.3 million in 2001, compared to 2000, primarily due to the weakening of the Japanese yen and British pound in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	2002	2001	2000

	(In millions)
Amortization of acquired intangibles	$81.8	$92.3	$80.5

Amortization of Acquired Intangibles as a Percent of Total Revenue

	2002	2001	2000

Amortization of acquired intangibles	6%	6%	6%

      Amortization of acquired intangibles decreased $10.6 million in 2002 compared to 2001, primarily due to the effects of implementing SFAS, No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill no longer be amortized. This reduction was partially offset by amortization of intangibles acquired from SPC and Simplex. Amortization of acquired intangibles increased $11.8 million in 2001 compared to 2000, primarily due to the 2001 acquisition of CadMOS, partially offset by a reduction attributable to the write-off of Diablo Research Company LLC, or Diablo, goodwill in the second quarter of 2001. See Note 6 of Notes to Consolidated Financial Statements.

Amortization of Deferred Stock Compensation

	2002	2001	2000

	(In millions)
Amortization of deferred stock compensation	$37.5	$17.9	$11.4

Amortization of Deferred Stock Compensation as a Percent of Total Revenue

	2002	2001	2000

Amortization of deferred stock compensation	3%	1%	1%

      Cadence recorded deferred stock compensation resulting from stock options granted in 2001 and 2000, which were subsequently retired, to purchase Tality stock and sales of Tality restricted stock. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and the price paid for restricted stock by certain Cadence executives and employees, and the deemed fair market value of Tality’s common stock at the time of those grants and sales.

      In addition, Cadence recorded deferred stock compensation resulting from Cadence’s acquisition of CadMOS, Simplex, SPC and Plato Design Systems Incorporated. Deferred stock compensation resulting from these acquisitions represents the difference between the exercise price of unvested stock option grants to employees of the acquired companies and the fair market value of Cadence’s common stock at the time of such acquisitions.

      Deferred compensation expense of $9.7 million related to the SPC acquisition was recorded in 2002 because a portion of the additional shares issued upon attaining performance goals required continued employment with Cadence of certain SPC employees. The acquisition agreement provides for the issuance of additional shares of Cadence’s common stock as certain performance goals are achieved in fiscal 2003.

      Amortization of deferred stock compensation increased $19.6 million in 2002 compared to 2001, primarily due to the deferred stock compensation related to the Plato, Simplex and SPC acquisitions. Amortization of deferred stock compensation increased $6.5 million in 2001 compared to 2000, primarily due to the absence of similar costs in the first six months of 2000.

      For the years ended December 28, 2002 and December 29, 2001, Cadence recorded on its balance sheet a total of $37.7 million and $40.4 million of deferred stock compensation, respectively. Of the $37.7 million, $19.5 million is related to SPC’s achievement of certain predetermined goals, $9.9 million is related to the acquisition of Plato and $8.3 million is related to the acquisition of Simplex. Of the $40.4 million, $27.4 million is related to the acquisition of SPC, $10.0 million is related to the acquisition of CadMOS, and $3.0 million is related to Tality stock option grants. Cadence is amortizing deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest. For the year ended December 28, 2002 and December 29, 2001, Cadence reversed deferred stock compensation of $10.9 million and $27.8 million, respectively, related to the cancellation of unvested options.

Avant! Restitution and Settlement

      On November 13, 2002, Cadence announced the settlement of civil litigation filed against Avant! seeking damages related to theft of Cadence intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to Cadence of $265.0 million, which was received in the fourth fiscal quarter of 2002. This amount, net of related costs, is recorded in Avant! restitution and settlement in Cadence’s Consolidated Income Statement.

      On July 25, 2001, Avant! was ordered to pay Cadence $195.4 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received. This amount, net of related costs, is recorded in Avant! restitution and settlement in Cadence’s Consolidated Income Statement.

Restructuring and Other Charges

      In 2001, Cadence announced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources. The restructuring activities were initiated primarily due to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within Cadence’s Design Foundry business (formerly Tality) and certain other business/infrastructure groups.

      A summary of restructuring charges and asset impairment is as follows:

	2002	2001

	(In millions)
Severance and benefits	$52.2	$21.6
Excess facilities	46.9	21.9
Abandonment of assets	35.2	18.1

Total restructuring and other charges	$134.3	$61.6

      For the year ended December 29, 2001, Cadence recorded $61.6 million of restructuring and other charges. Cadence’s restructuring costs and other charges consisted of $21.6 million for workforce reduction, $21.9 million to downsize and close excess facilities and $18.1 million of asset-related charges related to certain long-lived assets that were abandoned. Management estimates that the restructuring will result in annualized cost reductions of approximately $70.4 million in employee salary and benefit costs related to the 2001 workforce reduction.

      For the year ended December 28, 2002, Cadence recorded $134.3 million of restructuring and other charges. Cadence’s restructuring costs and other charges consisted of $52.2 million for workforce reduction, $46.9 million in changes in estimates for previously recorded accruals and to downsize and close excess facilities, and $35.2 million of asset-related charges related to certain long-lived assets that were abandoned. Management estimates that Cadence will realize annualized cost reductions of approximately $159 million in salary and benefit costs related to the 2002 workforce reduction and $16 million in facility costs related to facilities downsized or closed since the commencement of the restructuring activity in 2001, which amounts could vary based on changes in estimates.

      The 2001 restructuring activities resulted in a reduction of 705 employees, which were predominately Tality employees. While employee reductions were across all business functions, operating units and geographic regions, Cadence’s wireless communications-related areas within Tality were affected more than other areas. In addition, the number of temporary and contract workers employed by Cadence were reduced. Severance costs resulting from the restructuring included severance benefits, notice pay and out-placement services. As the result of the separation of Tality from Cadence, approximately $5.3 million of the restructuring charges was paid to certain Tality employees who were participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to December 29, 2001. All severance benefits were paid out before the end of the first quarter of 2002.

      The 2002 restructuring activities will result in the termination of employment of approximately 1,370 employees. While such terminations of employment are across various business functions, operating units and geographic regions, the communications-related areas within the design services business are the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to December 28, 2002. All severance benefits are expected to be paid by December 27, 2003.

      For the year ended December 29, 2001, facilities consolidation charges of $21.9 million were incurred in connection with the downsizing and closing of 16 sites. As of December 29, 2001, six sites had been vacated and eight sites had been downsized.

      For the year ended December 28, 2002, facilities consolidation charges of $46.9 million were incurred in connection with the further downsizing of four previously downsized sites, the downsizing and closing of 16 additional sites, and changes in lease loss estimates for three sites. Of the $46.9 million, $17.3 million related to changes in lease loss estimates. The low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 is $25.6 million, which will be adjusted in the future upon triggering events, such as changes in estimates of time to sublease and actual sublease rates. Cadence has estimated that the high end of the lease loss could be as much as $55.0 million if facilities operating lease rental rates continue to decrease in applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facilities. Since June 2001, 33 sites have been selected for downsizing or closure. As of December 28, 2002, 16 sites had been vacated, nine sites had been downsized, and actions related to the eight remaining sites are scheduled to occur by the end of 2003.

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

      For the year ended December 29, 2001, Cadence incurred asset-related and other restructuring charges of $18.1 million, consisting primarily of $14.4 million of leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses. Cadence also recorded $2.2 million of asset-related charges for abandoned software.

      For the year ended December 28, 2002, asset-related and other restructuring charges of $35.2 million were incurred in connection with leasehold improvements for facilities, other fixed assets and software license agreements that were abandoned and contract termination costs.

Write-off of Acquired in-Process Technology

      Upon consummation of the acquisition of IBM’s TDA business in September 2002, Cadence immediately charged to expense $6.6 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The purchase price allocated to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in September 2003. As of December 28, 2002, expenditures to complete the in-process technology totaled $2.5 million and expenditures to complete the remaining in-process technology are expected to total approximately $8.8 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      At the time of its acquisition by Cadence, the IBM TDA business’ in-process research and development projects were related to the development of TestBench Tools. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

      The net cash flows resulting from the projects underway in the IBM TDA business used to value the purchased research and development were based on management’s estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs and income taxes from such projects. The revenue projections were based on the potential market size that the projects address, Cadence’s ability to gain market acceptance in these segments and the life cycle of this in-process technology.

      Estimated total revenue from the acquired in-process technology is expected to peak primarily in 2006 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $12.2 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes and depreciation of approximately 65% of the revenue generated from in-process technology. However, there can be no assurance that these estimates will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

      The rate used to discount the net cash flows from purchased in-process technology was approximately 24%. The discount rate is sometimes higher than Cadence’s weighted average cost of capital, or WACC, due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      Upon consummation of the Simplex acquisition in June 2002, Cadence immediately charged to expense $27.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The purchase price allocated to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in March 2003. As of December 28, 2002, expenditures to complete the in-process technology totaled $3.8 million, and expenditures to complete the remaining in-process technology are expected to total approximately $0.4 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

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

      Estimated total revenue from the acquired in-process technology is expected to primarily peak in 2004 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenue had been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $13.9 million. The net cash flows generated from the acquired in-process technology were expected to reflect earnings before interest, taxes, and depreciation of approximately 53% of the revenue generated from in-process technology. However, there can be no assurance that these estimates will prove accurate, or that Cadence will realize the anticipated benefit of the acquisition.

      The rate used to discount the net cash flows from purchased in-process technology was approximately 30%. The discount rate is sometimes higher than Cadence’s WACC, due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      Upon completion of the SPC acquisition, Cadence immediately charged to expense $8.6 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The purchase price allocated to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology was completed in March 2002. Expenditures to complete the in-process technology totaled $1.5 million.

      At the time of its acquisition by Cadence, SPC’s in-process research and development projects were related to the development of an enhanced version of its routing-estimation technology and the development of a signal integrity analysis and optimization tool. These capabilities are important for IC design at and below 130 nanometer geometries. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications, including functional, technical and economic performance requirements.

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

      The discount of the net cash flows to their present value was based on Cadence’s WACC. Cadence’s WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on the required rates of return from investments in various areas of the enterprise. The rate used to discount the net cash flows from purchased in-process technology was 36%. The discount rate is sometimes higher than Cadence’s WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

      During 2001, Cadence acquired substantially all of the assets of two companies for an initial aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock, plus future contingent payments. The acquisitions were accounted for as purchases. Upon consummation of the acquisitions, Cadence charged to expense, immediately after the respective acquisition, an aggregate of $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through valuation techniques. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflected the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology was completed as of September 28, 2002. Expenditures to complete the in-process technology totaled $1.9 million.

      At the time of its acquisition by Cadence, CadMOS’ in-process research and development projects were related to the development of a static timing analysis tool, the development of advanced fixing capabilities in the noise analysis area, and in the mixed signal area, the development of a flow to integrate with Cadence tools and a tool to analyze large application-specific IC designs for substrate noise. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

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

      The discount of the net cash flows to their present value was based on Cadence’s WACC. The rate used to discount the net cash flows from purchased in-process technology was 28%. The discount rate is sometimes higher than Cadence’s WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at that time.

Impairment of Goodwill

      Prior to the adoption of SFAS No. 142, discussed in Note 2 of Notes to Consolidated Financial Statements, Cadence evaluated goodwill for impairment whenever events or circumstances indicated that the carrying amount of goodwill may not be recoverable. Cadence recorded a charge of $25.8 million in 2001 related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo. This impairment was due to the decline in business conditions generally and the wireless communications industry in particular. Key factors in determining this impairment were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of Diablo’s line of business. The impairment was calculated as the difference between the carrying value of the intangible assets associated with Diablo’s acquisition and the fair value of those assets.

Other Income (loss), net

      Other income (loss), net for 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(In millions)
Interest income	$4.6	$6.5	$4.6
Minority interest income	—	1.9	0.6
Equity income from investments, net	—	0.2	1.1
Gain (loss) on foreign exchange	(0.3)	0.6	5.1
Other expense, net	(18.3)	(4.9)	(4.4)

Total other income (loss), net	$(14.0)	$4.3	$7.0

      Total other income (loss), net, decreased $18.3 million in 2002, when compared to 2001, primarily due to $10.0 million of investment write-downs from two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P., collectively referred to as Telos, in which Cadence holds a limited partnership interest, included in Other expense, net, and $9.4 million of investment write-downs in Cadence’s long-term investments, included in Other expense, net. Total other income (loss), net, decreased $2.7 million in 2001, when compared to 2000, primarily due to a decrease in foreign exchange gains, partially offset by an increase in interest income.

Provision for Income Taxes

      The provision for income taxes and the effective tax rates for 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(Dollars in millions)
Provision for income taxes	$86.0	$100.9	$18.0
Effective tax rate	54.5%	41.7%	26.5%

      As of December 28, 2002, Cadence had total net deferred tax assets of approximately $105.3 million. Realization of the deferred tax assets will depend on generating sufficient taxable income prior to the expiration of certain net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

      The 2002 effective tax rate includes Avant! civil settlement proceeds of $265.0 million, the write-off of acquired in-process technology of approximately $34.0 million and stock compensation of approximately $44.4 million. The 2002 effective tax rate, excluding the Avant! civil settlement proceeds, the write-off of acquired in-process technology and stock compensation was 26.0%. The 2001 effective tax rate includes Avant! criminal restitution proceeds of approximately $196.0 million, the write-off of acquired in-process technology of approximately $21.7 million and stock compensation amortization of approximately $17.9 million. The 2001 effective tax rate, excluding the Avant! criminal restitution proceeds, the write-off of acquired in-process technology and stock compensation was 26.5%.

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

      The 2002 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At December 28, 2002, Cadence was in compliance with the covenants in the 2002 Facilities and had outstanding borrowings of $52.0 million under the Three-Year Facility.

      The 2002 Facilities replaced two previously existing credit facilities, which terminated on September 27, 2002. In connection with the termination of the previously existing credit facilities, Cadence paid in full all interest, principal, fees, and other amounts owing thereunder.

      The table below presents the carrying value and related weighted average interest rates for Cadence’s interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. The carrying value approximated fair value at December 28, 2002.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Cash equivalents — variable rate	$210.8	1.45%
Commercial paper — fixed rate	105.5	1.59%
Cash — variable rate	34.1	1.71%

Total interest bearing instruments	$350.4	1.52%

Foreign Currency Risk

      Cadence’s operations include transactions in foreign currencies and, as such, Cadence benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on Cadence’s results of operations from a weakening U.S. dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on Cadence’s results of operations from a strengthening U.S. dollar is a reduction in revenue offset by a smaller reduction in expenses.

      Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other income (loss), net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      Cadence does not use forward contracts for trading purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts mature.

      The table below provides information as of December 28, 2002 about Cadence’s forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to March 14, 2003.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Euro	$55.0	1.01
Japanese yen	43.4	122.16
British pound sterling	14.1	1.57
Swedish krona	4.6	9.04
Canadian dollars	4.1	1.56
Hong Kong dollars	3.9	7.80
Singapore dollars	3.1	1.76

	$128.2

Estimated fair value	$2.2

      While Cadence actively manages its foreign currency risks on an ongoing basis, there can be no assurance that Cadence’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not materially impact Cadence’s results of operations and financial position during the year ended December 28, 2002. The realized gain (loss) on the forward contracts as they matured was not material to the consolidated operations of Cadence.

Equity Price Risk

      Cadence repurchases shares of its common stock under its stock repurchase program. Repurchased shares may be used for general corporate purposes including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Cadence may purchase stock in the open market for cash, or may purchase call options or sell put warrants to mitigate equity price risk associated with its stock repurchase program. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of Cadence common stock to Cadence at a specified price. Similarly, the call options entitle Cadence to buy shares of Cadence common stock at a specified price. Cadence has the option to elect “net share settlement,” rather than physical settlement, of put warrants that are exercised; that is, Cadence has the right to settle the exercised put warrants with shares of Cadence common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of Cadence common stock. Cadence’s stock repurchase program includes the following characteristics:

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

      As of December 28, 2002, there were no put warrants or call options outstanding.

Liquidity and Capital Resources

      At December 28, 2002, Cadence’s principal sources of liquidity consisted of $395.6 million of cash and cash equivalents and short-term investments, compared to $274.8 million at December 29, 2001, and two syndicated senior unsecured credit facilities totaling $375.0 million. As of December 28, 2002, Cadence had a total of $52.0 million outstanding under these credit facilities.

      Cash provided by operating activities decreased $60.6 million, to $350.2 million at December 28, 2002 when compared to the year ended December 29, 2001, primarily due to lower net income of $69.3 million, a decrease in the proceeds from the sale of receivables of $53.8 million, an increase in receivables of $66.3 million, partially offset by an increase in non-cash restructuring and other charges of $6.9 million and a decrease in installment contract receivables of $37.9 million.

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the fiscal years ended December 28, 2002 and December 29, 2001, Cadence transferred accounts receivable totaling $182.0 million and $235.8 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. For the years ended December 29, 2001 and December 30, 2000, Cadence has restated its Statements of Cash Flows to include proceeds from the sale of receivables as a component of cash flows from operating activities rather than as a component of cash flows from financing activities, which is consistent with the guidance of SFAS No. 95, “Statement of Cash Flows.”

      At December 28, 2002, Cadence had net working capital of $246.8 million, as compared with $162.5 million at December 29, 2001. The working capital increase was driven primarily by increases in cash and cash equivalents of $165.0 million, increases in net receivables of $55.6 million, partially offset by decreases in short-term investments of $44.2 million, decreases in prepaid expenses and other of $44.1 million, and increases in accounts payable and accrued liabilities of $38.4 million.

      In addition to its short-term investments, Cadence’s primary investing activities in 2002 consisted of business combinations, purchases of property, plant and equipment and venture capital partnership investments, which combined represented $178.0 million and $169.6 million of cash used for investing activities for the years ended December 28, 2002 and December 29, 2001, respectively.

      Cadence provides for U.S. income taxes on the earnings of its foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 28, 2002, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $550 million. At December 28, 2002, the unrecognized deferred tax liability for these earnings was approximately $114 million.

      Cadence has previously sold put warrants and purchased call options through private placements. See Note 11 of Notes to Consolidated Financial Statements. At December 28, 2002, there were no put warrants or call options outstanding.

      Cadence also purchased $181.8 million of its stock with cash and reissued $77.2 million of stock through its employee option and stock purchase programs during the year ended December 28, 2002.

      As part of its overall investment strategy, Cadence is a limited partner in Telos. As of December 28, 2002, Cadence has committed $77.3 million to Telos and is contractually committed to contribute up to an additional $53.7 million. Cadence’s investments in Telos are recorded in Other assets in the accompanying Consolidated Balance Sheets.

      As compared to the prior year, Other long-term liabilities increased $79.6 million to $214.4 million for the year ended December 28, 2002. The increase was primarily attributable to an increase in income taxes payable and long-term lease obligations of the restructuring activities. The primary components of Other long-term liabilities are income taxes payable of $145.5 million, deferred compensation of $34.9 million, and lease obligations related to restructuring activities of $33.6 million.

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

      The 2002 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At December 28, 2002, Cadence was in compliance with the covenants in the 2002 Facilities and had outstanding borrowings of $52.0 million under the Three-Year Facility.

      The 2002 Facilities replaced two previously existing credit facilities, which terminated on September 27, 2002. In connection with the termination of the previously existing credit facilities, Cadence paid in full all interest, principal, fees, and other amounts owing thereunder.

      Management estimates that the restructuring actions for 2002 will result in annualized cost reductions of approximately $159 million in salary and benefits. All severance benefits are expected to be paid by December 27, 2003. Cadence expects to pay approximately $15 million in rental and operating expenses in 2003, related to facilities downsized or closed since the commencement of the restructuring activity in 2001.

      A summary of contractual obligations follows:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	Thereafter

	(In millions)
Capital lease obligations	$2.3	$1.6	$0.7	$—
Long-term debt	52.0	—	52.0	—

Total contractual obligations	$54.3	$1.6	$52.7	$—

      Cadence anticipates that current cash and short-term investment balances and cash flow from operations will be sufficient to meet its working capital and other capital requirements for at least the next 12 months.

New Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 are effective June 15, 2003 for all variable interest entities acquired before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. Cadence has determined FIN 46 will not have a material effect on its consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual and interim disclosure provisions are effective for financial reports containing financial statements for annual and interim periods ending after December 15, 2002. Cadence has adopted the disclosure provisions for these annual financial statements and will adopt the interim disclosure provisions for its interim financial statements beginning with the period ending March 28, 2003. Cadence has determined that the adoption of SFAS No. 148 will not have a material impact on its consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 9 of Notes to Consolidated Financial Statements for disclosures required by FIN 45. The adoption of FIN 45 did not have a material effect on Cadence’s consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructur-

ing).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Cadence has determined SFAS No. 146 will not have a material effect on its consolidated financial position, results of operations or cash flows. However, SFAS No. 146 will impact the timing of accruals for future restructurings, if any.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by Item 7A is incorporated by reference from the section entitled “Disclosures About Market Risk” found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

      The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

Summary Quarterly Data — Unaudited

	2002				2001

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share amounts)
Revenue	$276,297	$327,236	$344,820	$344,714	$378,200	$360,008	$347,575	$344,657
Cost of revenue	48,090	58,715	75,946	67,294	71,546	97,530	93,447	92,337
Net income (loss)*	88,694	8,231	(46,321)	21,345	38,929	127,425	(28,889)	3,822
Net income (loss) per share — basic*	0.33	0.03	(0.18)	0.09	0.16	0.52	(0.12)	0.02
Net income (loss) per share — diluted*	0.33	0.03	(0.18)	0.08	0.15	0.50	(0.12)	0.01

      * Beginning Cadence’s fiscal year 2002 SFAS, No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, Cadence has ceased to amortize approximately $178.8 million of goodwill, net of amortization, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. The Summary Quarterly Data for 2001 includes amortization of goodwill and workforce intangibles totaling $50.8 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      On March 27, 2002, Cadence filed a Current Report on Form 8-K reporting that on March 22, 2002, Cadence’s Board of Directors determined not to renew the engagement of Arthur Andersen LLP and retained KPMG LLP as Cadence’s independent auditors with respect to the audit of Cadence’s Consolidated Financial Statements for its fiscal year ending December 28, 2002.

PART III.

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 as to directors is incorporated by reference from the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

      The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

      The information required by Item 11 is incorporated by reference from the sections entitled “Compensation of Directors” and “Compensation of Executive Officers” in Cadence’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from the section entitled “Certain Transactions” in Cadence’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 14. Controls and Procedures

      Within 90 days prior to the filing date of this Annual Report on Form 10-K, Cadence carried out an evaluation, under the supervision and with the participation of the company’s management, including its Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of Cadence’s “disclosure controls and procedures” and “internal controls” as specified in Item 307 of Regulation S-K.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in Cadence’s reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that the company’s (A) transactions are properly authorized; (B) assets are safeguarded against unauthorized or improper use; and (C) transactions are properly recorded and reported; all to permit the preparation of the company’s financial statements in conformity with generally accepted accounting principles.

      The evaluation of Cadence’s disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by the company and effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, Cadence sought to identify any significant deficiencies or material weaknesses in Cadence’s controls, whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of these controls can be reported in the company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The company’s internal controls are also evaluated on an ongoing basis by Cadence’s internal auditors and by other personnel in Cadence’s Finance organization. The overall goals of these evaluation activities are to monitor the company’s disclosure and internal controls and to make modifications as necessary. The company intends to maintain these controls as processes that may be appropriately modified as circumstances warrant.

      Based on the evaluation described above and subject to the discussion below, the Chief Executive Officer and Chief Financial Officer concluded that Cadence’s controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls since the date of their last evaluation. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

		Page

(a)	1. Financial Statements:

	• Independent Auditors’ Report	55

	• Report of Independent Public Accountants	56

	• Consolidated Balance Sheets at December 28, 2002 and December 29, 2001	57

	• Consolidated Income Statements for the three fiscal years ended December 28, 2002	58

	• Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 28, 2002	59

	• Consolidated Statements of Cash Flows for the three fiscal years ended December 28, 2002	60

	• Notes to Consolidated Financial Statements	61

(a)	2. Financial Statement Schedules:

	II. Valuation and Qualifying Accounts and Reserves	96

	All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits:

	The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Title

2.02	Master Separation Agreement, dated as of July 14, 2000 by and among the Registrant, Cadence Holdings, Inc. and Tality Corporation (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended July 1, 2000 (the “2000 Second Quarter Form 10-Q”)).

2.03	Amended and Restated Agreement of Limited Partnership of Tality, LP, dated as of October 4, 2000 between Tality Corporation and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (the “2000 Third Quarter Form 10-Q”)).

2.04	Amended and Restated Master Separation Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.02 to the 2000 Third Quarter Form 10-Q).

2.05	General Assignment and Assumption Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.03 to the 2000 Third Quarter Form 10-Q).

2.06	Master Intellectual Property Ownership and License Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.04 to the 2000 Third Quarter Form 10-Q).

2.07	Employee Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.05 to the 2000 Third Quarter Form 10-Q).

2.08	Master Corporate Services Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.06 to the 2000 Third Quarter Form 10-Q).

2.09	Real Estate Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.07 to the 2000 Third Quarter Form 10-Q).

2.10	Master Confidentiality Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.08 to the 2000 Third Quarter Form 10-Q).

2.11	Indemnification and Insurance Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.09 to the 2000 Third Quarter Form 10-Q).

2.12	Asset Purchase Agreement, dated as of October 4, 2000 by and among the Registrant, Cadence Design System (Canada) Limited and Tality Canada Corporation (Incorporated by reference to Exhibit 2.10 to the 2000 Third Quarter Form 10-Q).

2.13	Asset Purchase Agreement, dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design Systems Limited (Incorporated by reference to Exhibit 2.11 to the 2000 Third Quarter Form 10-Q).

2.14	Fixed Term License Agreement, dated as of October 4, 2000 between the Registrant and Tality, LP (Incorporated by reference to Exhibit 2.12 to the 2000 Third Quarter Form 10-Q).

2.15	Joint Technology Development and Support Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.13 to the 2000 Third Quarter Form 10-Q).

Exhibit
Number	Exhibit Title

2.16	Joint Sales Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.14 to the 2000 Third Quarter Form 10-Q).

2.17	General Assignment and Assumption Agreement, dated as of June 2, 2001 between Tality Corporation and Tality, LP (Incorporated by reference to Exhibit 2.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 (the “2001 Second Quarter Form 10-Q”)).

2.18	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.18 to the 2001 Second Quarter Form 10-Q).

2.19	Form of offer to exchange outstanding Tality options for Cadence options, together with Form of Letter to Option Holders including summary of terms and election form, dated as of November 26, 2001 (Incorporated by reference to Exhibit 2.19 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the “2001 Form 10-K”)).

3.01	(a) The Registrant’s Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit 3.02(c) to the Registrant’s Form S-1 Registration Statement (No. 33-23107) filed on July 18, 1988).

(b) The Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock, as amended on February 1, 2000, as filed with the Secretary of State of the State of Delaware on June 8, 1989 (Incorporated by reference to Exhibit 3A to the Registrant’s Current Report on Form 8-K (No. 0-15867) filed on June 12, 1989 and amended by Exhibit 4.02 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2000 (the “1999 Form 10-K”)).

(c) The Registrant’s Certificate of Designation of Series A Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on December 30, 1991 (Incorporated by reference to Exhibit 3.01(f) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991).

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

3.02	The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-Q for the quarter ended April 3, 1999).

4.01	Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (No. 33-43400) filed on October 17, 1991).

4.02	Amended and Restated Rights Agreement, dated as of February 1, 2000 between the Registrant and ChaseMellon Shareholder Services, L.L.C., which includes as exhibits thereto the Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate and the Summary of Rights to Purchase Shares of Preferred Stock (Incorporated by reference to Exhibit 4.02 to the 1999 Form 10-K).

*10.01	The Registrant’s 1987 Stock Option Plan, as amended, (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on March 31, 1998).

Exhibit
Number	Exhibit Title

*10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).

10.03	JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-85080) filed on March 28, 2002).

*10.04	The Registrant’s 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 4.04 to the Registrant’s Form S-8 Registration Statement (No. 033-53913) filed on May 31, 1994).

*10.05	The Registrant’s 1995 Directors Stock Option Plan, as amended, (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-103657) filed on March 7, 2003).

*10.06	The Registrant’s Amended and Restated Employee Stock Purchase Plan (formerly referred to as the 1990 Employee Stock Purchase Plan).

*10.07	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended and restated, effective January 1, 2001 (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10.08	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002.

*10.09	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the 2001 Form 10-K).

10.10	The Registrant’s 1993 Non-Statutory Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K).

*10.11	The Registrant’s 401(k) Plan, as amended and restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended March 30, 1996).

*10.12	Offer Letter, dated as of December 15, 2000 and Promissory Note, dated as of February 6, 2001 between the Registrant and Lavi A. Lev.

10.13	Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-87674) filed on May 7, 2002).

10.14	Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarter ended June 28, 1997).

10.15	CCT 1993 Equity Incentive Plan, as amended and restated effective August 16, 1995 (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

*10.16	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin Bushby.

*10.18	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended January 3, 1998).

Exhibit
Number	Exhibit Title

*10.22	Consulting Agreement, dated as of February 23, 1999 between the Registrant and George M. Scalise (Incorporated by reference to Exhibit 10.36 to the 1999 Form 10-K).

*10.26	Employment Agreement, dated as of April 26, 1999 between the Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarter ended October 2, 1999 (the “1999 Third Quarter Form 10-Q”)).

*10.27	Consulting Agreement, dated as of July 1999 between the Registrant and Alberto Sangiovanni-Vincentelli (Incorporated by reference to Exhibit 10.52 to the 1999 Third Quarter Form 10-Q).

10.28	Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (No. 333-71717) filed on February 3, 1999).

10.29	Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.32	Quickturn Design Systems, Inc. 1993 Employee Qualified Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 99.4 to the June 1999 Form S-8).

10.34	Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35	Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36	SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

10.37	OrCAD, Inc. 1991 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-85591) filed on August 19, 1999 (the “August 1999 Form S-8”)).

10.38	OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the August 1999 Form S-8).

10.39	OrCAD, Inc. Amended 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to the August 1999 Form S-8).

*10.40	Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K).

10.41	Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).

10.42	Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43	The Registrant’s 2000 Non-Statutory Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-101693) filed on December 6, 2002).

*10.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

Exhibit
Number	Exhibit Title

10.45	Multi-Year Credit Agreement, dated as of September 27, 2002 between Cadence Design Systems, Inc., the lenders from time to time as parties thereto and Fleet National Bank as administrative agent (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended September 28, 2002 (the “2002 Third Quarter Form 10-Q”)).

10.46	364-Day Credit Agreement, dated as of September 27, 2002 between Cadence Design Systems, Inc., the lenders from time to time as parties thereto and Fleet National Bank as administrative agent (Incorporated by reference to Exhibit 10.46 to the 2002 Third Quarter Form 10-Q).

10.47	The Registrant’s 1997 Nonstatutory Stock Option Plan, as amended and restated effective November 1, 2000 (Incorporated by reference to Exhibit 10.03 to the 2000 Third Quarter Form 10-Q).

10.48	Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).

10.49	Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).

10.50	Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).

10.51	Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).

*10.53	Description of the Registrant’s Stock Purchase Program (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000).

10.56	Form of Letter Agreement between the Registrant and certain holders of Tality Corporation Class A Common Stock and regarding the repurchase of Tality stock (Incorporated by reference to Exhibit 10.56 to the 2001 Second Quarter Form 10-Q).

10.58	The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the 2001 Second Quarter Form 10-Q).

*10.59	Executive Separation, Release and Consulting Agreement, dated as of August 31, 2001 between the Registrant, Tality Corporation and Robert P. Wiederhold (Incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the quarter ended September 29, 2001).

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).

10.62	CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-82044) filed on February 4, 2002).

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

Exhibit
Number	Exhibit Title

*10.66	Executive Separation, Release and Consulting Agreement, dated as of December 3, 2001 between the Registrant and Ronald R. Barris (Incorporated by reference to Exhibit 10.66 to the 2001 Form 10-K).

*10.67	Amendment to Executive Separation, Release and Consulting Agreement, dated as of August 23, 2002 between the Registrant and Ronald R. Barris.

10.68	BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).

10.69	BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).

10.70	BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).

10.71	Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).

10.72	Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).

21.01	Subsidiaries of the Registrant.

23.01	Consent of KPMG LLP.

23.02	Information Regarding Consent of Arthur Andersen LLP.

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

(b) Reports on Form 8-K:

      On November 12, 2002, a current report on Form 8-K was furnished to the SEC to report that:

      Cadence’s Chief Executive Officer, H. Raymond Bingham, and its Chief Financial Officer, William Porter, each delivered sworn statements to the Securities and Exchange Commission in accordance with Commission Order No. 4-460 (June 27, 2002) and the published Statement of the Commission Staff (July 29, 2002), and each of the Chief Executive Officer, H. Raymond Bingham, and the Chief Financial Officer, William Porter, made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying Cadence’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

(c) Exhibits:

      Cadence hereby files as part of this Form 10-K the Exhibits listed in Item 15. (a) 3 above.

(d) Financial Statement Schedule:

      See Item 15.(a)2 of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Cadence Design Systems, Inc.:

      We have audited the accompanying consolidated balance sheet of Cadence Design Systems, Inc. and subsidiaries as of December 28, 2002 and the related consolidated income statement, and consolidated statements of stockholders’ equity and cash flows for the year then ended (collectively, the 2002 consolidated financial statements). In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule listed in Item 15.(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying 2001 and 2000 consolidated financial statements and financial statement schedules of Cadence Design Systems, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, before the revisions described in Note 2 to the consolidated financial statements, in their report dated March 11, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the 2001 and 2000 consolidated financial statements of Cadence Design Systems, Inc. were audited by other auditors who have ceased operations. As described in Note 2, the consolidated statements of cash flows have been restated to include proceeds from the sale of receivables as a component of cash flows from operating activities rather than as a component of cash flows from financing activities. We audited the adjustments described in Note 2 that were applied to restate the 2001 and 2000 consolidated statements of cash flows. In our opinion, such adjustments are appropriate and have been properly applied. As also described in Note 2, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which was adopted by the Company as of December 30, 2001 (the beginning of the Company’s fiscal year 2002). In our opinion, the disclosures for 2001 and 2000 related to the adoption of SFAS No. 142 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Cadence Design Systems, Inc. other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

January 21, 2003, except as to Note 20,
  which is as of February 5, 2003

      The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Cadence Design Systems, Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. For further discussion, see Exhibit 23.02. The financial statements to which this report relate have been revised as discussed in Note 2. These revisions are not covered by the copy of the report of Arthur Andersen LLP and were audited by KPMG LLP as described in their report.

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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Jose, California

March 11, 2002

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
December 28, 2002 and December 29, 2001
(In thousands, except per share amounts)

ASSETS

	2002	2001

Current Assets:
Cash and cash equivalents	$371,327	$206,311
Short-term investments	24,286	68,483
Receivables, net	313,968	258,402
Inventories	9,614	18,151
Prepaid expenses and other	39,448	83,575

Total current assets	758,643	634,922
Property, plant and equipment, net	434,491	417,189
Acquired intangibles, net	883,339	413,641
Installment contract receivables, net	113,185	58,918
Other assets	248,603	205,360

Total Assets	$2,438,261	$1,730,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$1,609	$1,397
Accounts payable and accrued liabilities	297,399	259,029
Deferred revenue	212,882	211,965

Total current liabilities	511,890	472,391

Long-Term Liabilities:
Long-term debt and capital lease obligations	52,659	1,476
Other long-term liabilities	214,407	134,816

Total long-term liabilities	267,066	136,292

Stockholders’ Equity:
Preferred stock — $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock — $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 269,688, excluding 693 shares held in treasury at December 28, 2002; 249,904, excluding 5,377 shares held in treasury at December 29, 2001.	1,100,380	628,697
Deferred stock compensation	(44,426)	(56,241)
Retained earnings	607,460	535,511
Accumulated other comprehensive income	(4,109)	13,380

Total stockholders’ equity	1,659,305	1,121,347

Total Liabilities and Stockholders’ Equity	$2,438,261	$1,730,030

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 28, 2002
(In thousands, except per share amounts)

	2002	2001	2000

Revenue:
Product	$811,910	$830,490	$627,429
Services	149,810	263,355	335,967
Maintenance	331,347	336,595	316,154

Total revenue	1,293,067	1,430,440	1,279,550

Costs and Expenses:
Cost of product	73,137	98,177	89,937
Cost of services	112,687	191,384	215,605
Cost of maintenance	64,221	65,299	63,315
Marketing and sales	399,601	393,614	390,139
Research and development	326,414	297,329	263,947
General and administrative	115,767	119,350	101,299
Amortization of acquired intangibles	81,775	92,330	80,503
Amortization of deferred stock compensation (A)	37,504	17,911	11,390
Avant! restitution and settlement	(261,090)	(194,558)	—
Restructuring and other charges	134,296	61,619	—
Write-off of acquired in-process technology	34,000	21,700	—
Impairment of goodwill	—	25,834	—

Total costs and expenses	1,118,312	1,189,989	1,216,135

Income from operations	174,755	240,451	63,415
Interest expense	(2,803)	(2,632)	(2,398)
Other income (loss), net	(13,986)	4,329	6,979

Income before provision for income taxes	157,966	242,148	67,996
Provision for income taxes	86,017	100,861	18,019

Net income	$71,949	$141,287	$49,977

Basic Net Income Per Share	$0.28	$0.57	$0.20

Diluted Net Income Per Share	$0.27	$0.55	$0.19

Weighted average common shares outstanding	259,870	245,839	244,565

Weighted average common and potential common shares outstanding — assuming dilution	267,500	257,660	262,696

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$4,862	$4,037	$3,445
Marketing and sales	11,511	4,049	2,131
Research and development	12,659	2,845	498
General and administrative	8,472	6,980	5,316

	$37,504	$17,911	$11,390

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 28, 2002
(In thousands)

		Stock

			Par Value			Accumulated
			And Capital	Deferred		Other	Total
	Comprehensive	Outstanding	in Excess	Stock	Retained	Comprehensive	Stockholders’
	Income	Shares	of Par	Compensation	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2000		243,328	$617,441	$(229)	$344,247	$24,690	$986,149
Purchase of stock		(11,737)	(234,418)	—	—	—	(234,418)
Issuance of stock		12,071	191,013	—	—	—	191,013
Tax benefits from employee stock transactions		—	11,470	—	—	—	11,470
Stock issued in connection with acquisitions		—	5,333	—	—	—	5,333
Deferred stock compensation, net of forfeitures		—	—	(72,369)	—	—	(72,369)
Amortization of deferred stock compensation		—	—	11,620	—	—	11,620
Net income	$49,977	—	—	—	49,977	—	49,977
Unrealized holding (gain) loss on marketable securities, net	(34,567)	—	—	—	—	(34,567)	(34,567)
Foreign currency translation loss	(4,743)	—	—	—	—	(4,743)	(4,743)

	$10,667

BALANCE, DECEMBER 30, 2000		243,662	590,839	(60,978)	394,224	(14,620)	909,465
Purchase of stock		(12,846)	(299,036)	—	—	—	(299,036)
Issuance of stock		8,976	99,874	—	—	—	99,874
Tax benefits from employee stock transactions		—	2,009	—	—	—	2,009
Stock issued in connection with acquisitions		10,112	259,222	—	—	—	259,222
Deferred stock compensation, net of forfeitures		—	(24,820)	(12,566)	—	—	(37,386)
Amortization of deferred stock compensation		—	609	17,303	—	—	17,912
Net income	$141,287	—	—	—	141,287	—	141,287
Unrealized holding (gain) loss on marketable securities, net	28,943	—	—	—	—	28,943	28,943
Foreign currency translation loss	(943)	—	—	—	—	(943)	(943)

	$169,287

BALANCE, DECEMBER 29, 2001		249,904	628,697	(56,241)	535,511	13,380	1,121,347
Purchase of stock		(12,756)	(185,171)	—	—	—	(185,171)
Issuance of stock		6,710	77,228	—	—	—	77,228
Tax benefits from employee stock transactions		—	31,815	—	—	—	31,815
Stock issued in connection with acquisitions		25,830	522,124	—	—	—	522,124
Deferred stock compensation, net of forfeitures		—	26,784	(26,822)	—	—	(38)
Amortization of deferred stock compensation			(1,097)	38,637	—	—	37,540
Net income	$71,949	—	—	—	71,949	—	71,949
Unrealized holding (gain) loss on marketable securities, net	(24,629)	—	—	—	—	(24,629)	(24,629)
Foreign currency translation gain	7,140	—	—	—	—	7,140	7,140

	$54,460

BALANCE, DECEMBER 28, 2002		269,688	$1,100,380	$(44,426)	$607,460	$(4,109)	$1,659,305

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 28, 2002
(In thousands)

	2002	2001	2000

Cash and Cash Equivalents at Beginning of Year	$206,311	$85,220	$111,401

Cash Flows From Operating Activities:
Net income	71,949	141,287	49,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,906	213,131	195,190
Amortization of deferred stock compensation	38,637	17,303	11,620
Net investment gain on sale, equity (income) loss and write-down	(23,959)	(13,015)	(13,904)
Write-off of long-term investment securities	22,781	2,549	1,500
Write-off of acquired in-process technology	34,000	21,700	—
Impairment of goodwill	—	25,834	—
Write-off of inventory	9,338	18,915	—
Non-cash restructuring and other charges	24,776	17,887	—
Tax benefits from employee stock transactions	31,816	2,009	11,470
Deferred income taxes	(23,871)	(13,187)	(28,744)
Provisions for losses on trade accounts receivable	13,577	45,809	18,313
Other non-cash items	1,325	(1,350)	1,032
Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
Receivables	(34,871)	31,453	(82,158)
Proceeds from the sale of receivables	182,049	235,806	201,164
Inventories	(801)	(16,516)	(5,739)
Prepaid expenses and other	29,580	10,337	(16,308)
Installment contract receivables	(261,350)	(299,275)	(111,901)
Other assets	(40,916)	(75,946)	(66,013)
Accounts payable and accrued liabilities	1,425	(17,358)	15,285
Deferred revenue	(10,663)	(10,044)	63,652
Other long-term liabilities	81,472	73,444	34,485

Net cash provided by operating activities	350,200	410,773	278,921

Cash Flows From Investing Activities:
Maturities of short-term investments — held-to-maturity	—	—	999
Proceeds from sale and maturities of short-term investments — available-for-sale	49,370	124,737	25,589
Purchases of short-term investments — available-for-sale	(10,051)	(40,478)	(49,636)
Purchases of property, plant and equipment	(127,706)	(154,311)	(119,471)
Investment in venture capital partnership and equity investment	(6,818)	(20,492)	(12,960)
Net cash (paid) acquired in business combinations	(43,432)	5,165	(4,503)
Proceeds from the sale of put warrants	—	14,934	42,440
Purchase of call options	—	(14,934)	(42,440)

Net cash used for investing activities	(138,637)	(85,379)	(159,982)

Cash Flows From Financing Activities:
Proceeds from credit facility	232,300	222,900	60,000
Principal payments on credit facility and capital leases	(181,831)	(225,203)	(83,704)
Proceeds from minority interest	—	—	1,375
Proceeds from repayment of notes receivable	—	10,523	—
Repurchase of minority interest	—	(11,958)	—
Proceeds from issuance of common stock	77,228	99,874	115,659
Purchases of stock	(181,797)	(299,036)	(232,958)

Net cash used for financing activities	(54,100)	(202,900)	(139,628)

Effect of exchange rate changes on cash	7,553	(1,403)	(5,492)

Increase (Decrease) in cash and cash equivalents	165,016	121,091	(26,181)

Cash and Cash Equivalents at End of Year	$371,327	$206,311	$85,220

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2002

NOTE 1. CADENCE

      Cadence Design Systems, Inc. provides a broad range of software and other technology and offers design and methodology services for the product development requirements of the world’s leading electronics companies. Cadence licenses its leading-edge electronic design automation, or EDA, software and hardware technology and provides a range of services to companies throughout the world to help accelerate and manage their product development processes. Cadence’s products and services are used by companies to design and develop complex integrated circuits, or ICs, and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation and Basis of Presentation

      Cadence’s fiscal year end is the Saturday closest to December 31.

      The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. Investments in companies in which voting interests range from 20% to 50%, and for which Cadence has significant influence, are accounted for using the equity method of accounting.

      In the second quarter of 2002, Simplex Solutions, Inc.’s System-on-a-Chip, or SoC, Design Foundry was combined with Cadence’s Tality group to operate as Cadence Design Foundry. Cadence Design Foundry focuses on high-end digital, analog and mixed-signal IC design in close conjunction with Cadence technology development groups. As a result, Cadence no longer has a separate design services group named Tality.

      Restated Consolidated Statements of Cash Flows and Other Reclassifications

      For the years ended December 29, 2001 and December 30, 2000, Cadence has restated its Statements of Cash Flows to include proceeds from the sale of receivables as a component of cash flows from operating activities rather than as a component of cash flows from financing activities, which is consistent with the guidance of Statement of Financial Accounting Standards, or SFAS, No. 95, “Statement of Cash Flows.” Certain other prior year consolidated financial statement balances have been reclassified to conform to the 2002 presentation. Such reclassifications are not considered significant.

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

      Cash, Cash Equivalents and Short-Term Investments

      Cadence considers all highly liquid debt instruments, including commercial paper, euro time deposits, repurchase agreements and certificates of deposit with remaining maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Management considers all of its investments in marketable securities as available-for-sale in accordance with SFAS No. 115. Securities classified as available-for-sale are stated at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity until realized. The cost of securities sold is determined using the specific identification method when computing realized gains and losses.

       Foreign Currency Translation

      Cadence transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of operations outside the United States are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the exchange rates in effect at the end of each month during the year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

       Derivative Financial Instruments

      Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as an economic hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other income (loss), net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      Cadence does not use forward contracts for trading or hedging purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts mature.

       Allowance for Doubtful Accounts

      Cadence makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, Cadence analyzes its historical collection experience and current economic trends. If the historical data Cadence uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

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

      Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF, Issue 00-2 “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. In 2002 and 2001 Cadence capitalized $48.1 million and $68.0 million, respectively, of costs relating to the implementation, and consulting services from third parties for software that is used internally. Amortization of software developed for internal use and web site development costs begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product.

      Cadence recorded depreciation expense of property, plant and equipment for the fiscal years 2002, 2001, and 2000 in the amount of $100.1 million, $83.2 million and $76.7 million, respectively.

       Software Development Costs

      In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material.

       Acquired Intangibles

      Acquired intangibles, which include goodwill, purchased technology, and other intangible assets, are stated at cost less accumulated depreciation and are reviewed periodically for impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” which was adopted on December 30, 2001 (the beginning of Cadence’s fiscal year 2002), goodwill and purchased intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. Accordingly, Cadence has ceased to amortize approximately $178.8 million of goodwill, net of amortization, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to seven years).

      During the third quarter of 2002, Cadence completed its annual impairment analysis of acquired technology, goodwill and intangibles. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for any of its reporting units, and therefore no impairment charge has been recognized for the fiscal year ended December 28, 2002.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      The pro forma effects of the adoption of SFAS No. 142 are as follows:

	Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(In thousands, except per share amounts)
Reported net income	$71,949	$141,287	$49,977
Goodwill/ Workforce amortization	—	37,326	26,806

Adjusted net income	$71,949	$178,613	$76,783

Basic earnings per share:
Reported net income	$0.28	$0.57	$0.20
Goodwill/ Workforce amortization	—	0.16	0.11

Adjusted net income	$0.28	$0.73	$0.31

Diluted earnings per share:
Reported net income	$0.27	$0.55	$0.19
Goodwill/ Workforce amortization	—	0.14	0.10

Adjusted net income	$0.27	$0.69	$0.29

       Long-lived Assets

      Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Cadence periodically reviews its long-lived assets for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

      Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

       Deferred Revenue

      Deferred revenue arises when customers are billed for products and/or services in advance of delivery and completion of the earnings process. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized in installments over the duration of the license, or ratable product licenses. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and earned ratably over the ensuing 12 month maintenance period. Ratable product licenses and maintenance on term licenses are generally billed quarterly in advance and earned ratably over the ensuing license period.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

         Stock-Based Compensation

        At December 28, 2002, Cadence has six stock-based employee compensation plans, which are described more fully in Note 10. Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

        The following table illustrates the effect on net income (loss) and income (loss) per share if Cadence had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based compensation.

	2002	2001	2000

	(In thousands, except per share amounts)
Net income (loss):
As reported	$71,949	$141,287	$49,977
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17,064	10,442	8,372
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(122,007)	(140,973)	(123,645)

Pro forma	$(32,994)	$10,756	$(65,296)

Basic net income (loss) per share:
As reported	$0.28	$0.57	$0.20

Pro forma	$(0.13)	$0.04	$(0.27)

Diluted net income (loss) per share:
As reported	$0.27	$0.55	$0.19

Pro forma	$(0.13)	$0.04	$(0.27)

        Comprehensive Income

        Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from net income and reflected instead in stockholders’ equity. Cadence has reported the components of comprehensive income on its Consolidated Statements of Stockholders’ Equity.

         The following table sets forth the activity in other comprehensive income, net of income tax:

	2002			2001			2000

	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Benefit	Amount	Amount	Expense	Amount	Amount	Expense	Amount

	(In thousands)
Unrealized holding gains (losses) on marketable securities	$(41,048)	$16,419	$(24,629)	$49,442	$(20,499)	$28,943	$(34,567)	$—	$(34,567)
Foreign currency translation gain (loss)	7,140	—	7,140	(943)	—	(943)	(4,743)	—	(4,743)

	$(33,908)	$16,419	$(17,489)	$48,499	$(20,499)	$28,000	$(39,310)	$—	$(39,310)

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Revenue Recognition

      Cadence derives revenue from three sources:

•	product revenue, which includes software licensing, hardware sales and hardware leases;
•	maintenance revenue from software and hardware; and
•	services revenue.

      As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period.

      Cadence applies the provisions of SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of SFAS No. 13, “Accounting for Leases”, to all hardware lease transactions.

      Cadence recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

      Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing for comparable transactions when the element is sold separately. Cadence’s VSOE for maintenance is based upon the customer’s annual renewal rates. VSOE for services is based on the price charged when the services are sold separately. The timing of revenue recognition for both delivered and undelivered elements is in accordance with the relevant provisions of SOP 97-2.

      Cadence sells software using three license types. These license types are:

•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to remix the licensed software for unspecified future technology;
•	Term licenses — software licensed for a specific time period, generally two to three years, with no rights to return or exchange the licensed software; and
•	Perpetual licenses — software licensed on a perpetual basis with no right to return or exchange the licensed software.

      For subscription and term licenses and hardware leases, Cadence uses the license agreement and a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, Cadence uses a purchase order as evidence of an arrangement. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. Sales through its Japanese distributor are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Cadence assesses whether a fee is fixed or determinable primarily based on the payment terms associated with the transaction. Cadence uses installment contracts for subscription and term licenses and has established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and payments are generally collected quarterly. If different conditions were to prevail, and Cadence no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be recognized as payments under the installment contract become due and payable. This change could have a material impact on Cadence’s results of operations.

      Cadence assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If collection of a fee is not probable, Cadence defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

      Provided all the related conditions discussed above are met, Cadence recognizes revenue for each software license type as follows:

•	Subscription licenses — revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product; and
•	Term licenses and Perpetual licenses — all revenue associated with licensed software is recognized upon the effective date of the license and delivery of the licensed product.

      Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. Cadence recognizes all maintenance revenue ratably over the maintenance period under each software license agreement. For term and perpetual licenses, customers renew maintenance agreements annually. For subscription licenses, a portion of the revenue is allocated to maintenance revenue.

      Services revenue consists primarily of revenue received for performing methodology and design services. Revenue from service contracts is recognized either on a time and materials basis as work is performed or using the percentage-of-completion method. Cadence estimates the percentage-of-completion on contracts with fixed or not-to-exceed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. Cadence has a history of accurately estimating project status and the cost to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. This change could have a material impact on Cadence’s results of operations. For small fixed-price projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, revenue is recognized when the work is completed.

      In September 2002, Cadence acquired International Business Machine Corporation’s, or IBM’s, Test Design Automation, or TDA, business. Concurrent with the acquisition, Cadence licensed software to IBM and entered into an agreement to provide services.

      For concurrent transactions, Cadence considers SFAS No. 141, “Business Combinations”, and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, to determine whether the acquisition of the TDA business qualified for accounting as a purchase business combination. In addition, Cadence considered APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and EITF Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the concurrent transactions were appropriately recorded at their respective fair values. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair values of the products delivered or products or services received, whichever is more readily

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

determinable, if the fair values are reasonably determinable. In concluding that the fair values were reasonably determinable, Cadence considered its recent history of cash sales for similar products or services in similar sized transactions with similar terms. Approximately 3% of revenue recognized in 2002 resulted from this concurrent transaction.

          Accounting for Income Taxes

          Cadence uses the asset and liability method to account for income taxes. Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for deferred tax assets or increases this allowance in a period, Cadence may need to include an expense within the tax provision in its Consolidated Income Statements.

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

          Concentrations of Credit Risk

          Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments, long-term investments, accounts receivable, forward contracts and call options purchased in conjunction with Cadence’s stock repurchase programs. Cadence’s investment policy limits investments to short-term, low-risk instruments. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence’s customer base and their dispersion across geographies. Credit exposure related to the forward contracts and the call options is limited to the realized and unrealized gains on these contracts. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment.

          Fair Value of Financial Instruments

          The fair value of Cadence’s cash and cash equivalents, short term and long term investments, receivables, accounts payable, accrued liabilities, and deferred revenue approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s debt and capital lease obligations and installment contract receivables approximate their carrying values based upon current market rates of interest.

          Advertising

          Cadence expenses the production costs of advertising as incurred. Advertising expense was approximately $13.4 million, $19.3 million and $22.9 million for the fiscal years ended 2002, 2001 and 2000, respectively, and is included in marketing and sales in the accompanying Consolidated Income Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

       New Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 are effective June 15, 2003 for all variable interest entities acquired before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. Cadence has determined FIN 46 will not have a material effect on its consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual and interim disclosure provisions are effective for financial reports containing financial statements for annual and interim periods ending after December 15, 2002. Cadence has adopted the disclosure provisions for these annual financial statements and will adopt the interim disclosure provisions for its interim financial statements beginning with the period ending March 28, 2003. Cadence has determined that the adoption of SFAS No. 148 will not have a material impact on its consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 9 for disclosures required by FIN 45. The adoption of FIN 45 did not have a material effect on Cadence’s consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Cadence has determined SFAS No. 146 will not have a material effect on its consolidated financial position, results of operations or cash flows. However, SFAS No. 146 will impact the timing of accruals for future restructurings, if any.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

NOTE 3. BALANCE SHEET COMPONENTS

      A summary of balance sheet components as of December 28, 2002 and December 29, 2001 follows:

	2002	2001

	(In thousands)
Receivables:

Accounts receivable	$168,547	$211,843
Installment contract receivables — current	162,857	90,119

Total Receivables	331,404	301,962
Less: Allowances	(17,436)	(43,560)

Receivables, net	$313,968	$258,402

Prepaid Expenses and Other:
Prepaid expenses and other	$25,009	$47,727
Deferred income taxes	14,439	35,848

Prepaid expenses and other	$39,448	$83,575

Property, Plant and Equipment:
Computer equipment and related software	$432,669	$366,094
Buildings	111,580	97,530
Land	74,677	71,877
Leasehold and building improvements	72,653	72,449
Furniture and fixtures	49,835	54,104
Equipment	45,075	38,087
Construction in progress and internally developed software	84,518	95,578

Total cost	871,007	795,719
Less: Accumulated depreciation and amortization	(436,516)	(378,530)

Property, plant and equipment, net	$434,491	$417,189

Acquired Intangibles:
Goodwill and other intangibles	$1,191,733	$634,497
Purchased software technology	42,716	63,620
Less: Accumulated amortization	(351,110)	(284,476)

Acquired intangibles, net	$883,339	$413,641

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$145,385	$149,919
Income taxes payable — current	26,519	3,938
Other accrued liabilities	98,097	83,919
Accounts payable	27,398	21,253

Accounts payable and accrued liabilities	$297,399	$259,029

Other Long-term Liabilities:
Long-term debt and capital lease obligations	$52,659	$1,476
Income taxes payable — long-term	145,536	97,900
Other long-term liabilities	68,871	36,916

Other long-term liabilities	$267,066	$136,292

NOTE 4. ACQUISITIONS

      For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

       IBM TDA

      In September 2002, Cadence acquired IBM’s TDA business and paid a total cash purchase price of approximately $70.0 million. Concurrent with the acquisition, Cadence licensed software to IBM under subscription and term licenses, and entered into an agreement to provide services. Payments for these arrangements are to be paid over the duration of the respective contracts under Cadence’s standard payment terms. Cash expected to be paid by IBM will be significantly in excess of the cash paid by Cadence for the TDA business. The software licenses and services transactions were determined to have fair value based upon pricing for comparable transactions. Cadence purchased IBM’s TDA business to acquire key technology and personnel.

      The following table summarizes the allocation of the purchase price of the TDA business and the estimated amortization period for the acquired intangibles:

(In thousands)
Property, plant and equipment, net	$448
Acquired intangibles:
In-process technology	6,600
Existing technology (five-year weighted-average useful life)	12,200
Patents (five-year weighted-average useful life)	2,100
Service agreements (five-year weighted-average useful life)	3,500
Goodwill	38,851
Other non-current assets	7,480

Total assets acquired	71,179
Current liabilities assumed	1,184

Net assets acquired	$69,995

      The $6.6 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is a component of operating expenses in the Consolidated Income Statements. The weighted-average useful lives of the acquired intangibles, excluding in-process technology, is approximately five years.

      The $38.9 million of goodwill was assigned to the Product segment. For tax purposes, $19.9 million of the goodwill is expected to be deductible.

        Simplex Solutions, Inc.

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company that provides software and services for the design and verification of ICs. The aggregate purchase price was $329.7 million which included the issuance of approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of Cadence common stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day period including two days before and after the acquisition was announced. Cadence purchased Simplex to acquire key personnel and technology.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      The following table summarizes the allocation of the purchase price for Simplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$57,589
Property, plant and equipment, net	5,645
Acquired intangibles:
In-process technology	27,400
Existing technology (four-year weighted-average useful life)	13,900
Employee agreements (three-year weighted-average useful life)	7,500
Patents (four-year weighted-average useful life)	4,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Order backlog, trademarks and other assets (one-year weighted-average useful life)	5,273
Goodwill	225,214
Other non-current assets	3,074

Total assets acquired	354,995

Current liabilities	11,155
Other non-current liabilities	14,162

Total liabilities assumed	25,317

Net assets acquired	$329,678

      The $27.4 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is included as a component of operating expenses in the Consolidated Income Statements. The weighted-average useful lives of the acquired intangibles, excluding in-process technology, is approximately four years.

      The $225.2 million of goodwill was assigned to the Product and Services segments in the amounts of $115.1 million and $110.1 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

        Other 2002 Acquisitions

      For the year ended December 28, 2002, Cadence also acquired: four companies; substantially all of the assets of one company; and the assets of one division of another company. The initial aggregate purchase price for these acquisitions was $67.0 million, of which $33.5 million was cash and the remainder related to the issuance of shares of Cadence common stock with a fair value of $33.5 million. Certain of these acquisitions also include contingent consideration for which the amounts have not yet been determined.

      Goodwill recognized in these transactions was $44.7 million, all of which was assigned to the Product segment. Of the total goodwill, $8.5 million is expected to be deductible for tax purposes.

      Comparative pro forma financial information for all 2002 acquisitions has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Silicon Perspective Corporation

      In December 2001, Cadence acquired Silicon Perspective Corporation, or SPC, a privately-held design technology firm, for approximately 6.2 million shares of Cadence common stock, valued at $129.4 million, 0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total initial purchase price of $134.7 million. The purchase price will increase as certain predetermined bookings and product development goals, referred to as earnouts, are achieved in fiscal 2002 and 2003. SPC provides electronic design tools that bridge the gap between front-end logic designers and the back-end physical design process. Earnouts totaling 12.2 million shares valued at $190.9 million were earned for the fiscal year ending December 28, 2002, and were issued in February 2003. Cadence recorded approximately 89% of the value associated with the 12.2 million shares as goodwill and the remaining 11% of the value as deferred stock-based compensation. In connection with the acquisition, Cadence initially allocated $108.8 million of the purchase price to goodwill, which has been adjusted to $280.2 million as a result of the earnouts. The goodwill, deferred stock compensation and shares issued as consideration will increase upon the achievement of earnouts in fiscal 2003. The goodwill is not expected to be deductible for tax purposes. The technology and other acquired intangibles are being amortized over one to five years. Compensation expense in connection with the earnouts for the year ended December 28, 2002 was $9.7 million.

      Upon consummation of the SPC acquisition, Cadence immediately charged to expense $8.6 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process technology was determined, in part by a third party appraiser through established valuation techniques. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. The in-process technology was completed as of March 2002. Expenditures to complete the in-process technology totaled $1.5 million.

      CadMOS Design Technology, Inc.

      In February 2001, Cadence acquired CadMOS Design Technology, Inc., a privately-held design tools firm, for approximately 3.6 million shares of Cadence common stock and assumed options, valued at $92.7 million. The acquisition was accounted for as a purchase. CadMOS provides solutions to the signal integrity problems experienced in nanometer processes. In the first quarter of 2002, Cadence issued an additional 0.2 million shares, valued at $3.6 million, due to CadMOS’ achievement of certain predetermined performance goals. In addition, the purchase price will increase by up to an additional 0.3 million Cadence shares if certain predetermined performance goals are achieved during the second and third years following the acquisition. These goals are related to bookings, product development and continued employment of certain CadMOS employees. In connection with the acquisition, Cadence allocated the purchase price primarily to goodwill of $50.2 million, which has been adjusted to $53.8 million as a result of the achievement of performance goals. The goodwill is not expected to be deductible for tax purposes. Technology and other acquired intangibles of $12.9 million were also recorded and are being amortized over three to five years.

      Upon consummation of the CadMOS acquisition, Cadence immediately charged to expense $12.1 million, representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflected the uncertainty surrounding successful

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

development of the acquired in-process technology. The in-process technology was completed as of September 28, 2002. Expenditures to complete the in-process technology totaled $1.9 million.

      Other 2001 Acquisitions

      During 2001, Cadence acquired substantially all of the assets of two companies for an initial aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence stock. Each acquisition was accounted for as a purchase. Upon consummation of the acquisitions, Cadence charged to expense, immediately after the respective acquisition, an aggregate of $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      Comparative pro forma financial information for all 2001 acquisitions has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

NOTE 5. FINANCIAL INSTRUMENTS

      Investments

      The following tables summarize Cadence’s investment activities as of December 28, 2002 and December 29, 2001:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 28, 2002

	(In thousands)
Time Deposits	$238	$—	$—	$238
Marketable Securities — available-for-sale	13,848	11,577	1,377	24,048
Non-Marketable Securities	46,794	—	—	46,794

Total:	$60,880	$11,577	$1,377	$71,080

Reported as:
Short-term investments				$24,286
Long-term investments in Other assets				46,794

Total:				$71,080

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 29, 2001

	(In thousands)
Time Deposits	$960	$—	$—	$960
Corporate Debt Securities	2,420	—	—	2,420
Marketable Securities — available-for-sale	16,276	51,985	738	67,523
Non-Marketable Securities	75,695	—	—	75,695

Total:	$95,351	$51,985	$738	$146,598

Reported as:
Short-term investments				$68,483
Long-term investments in Other assets				78,115

Total:				$146,598

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Cadence’s marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains, net of taxes, are included in other comprehensive income. If Cadence determines that an investment has an other-than-temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately six months, Cadence recognizes the investment loss in Other income (loss), net. Realized gains and losses are recognized based on the specific identification method and are recognized in Other income (loss). Net realized gains on marketable securities were $9.2 million, $17.7 million and $14.3 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

      As part of its overall investment strategy, Cadence is a limited partner in two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P., collectively referred to as Telos. As of December 28, 2002, Cadence has committed $77.3 million to Telos and is contractually committed to contribute up to an additional $53.7 million. Undistributed investments in Telos are included in non-marketable securities.

      Telos and Cadence’s other non-marketable securities are carried at cost and are included in Other assets in the Consolidated Balance Sheets. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in its Consolidated Income Statements.

        Sale of Receivables

      Cadence has entered into agreements whereby it may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the fiscal years ended December 28, 2002 and December 29, 2001, Cadence transferred accounts receivable totaling $182.0 million and $235.8 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. For the years ended December 29, 2001 and December 30, 2000, Cadence has restated its Statements of Cash Flows to include proceeds from the sale of receivables as a component of cash flows from operating activities rather than as a component of cash flows from financing activities, which is consistent with the guidance of SFAS No. 95, “Statement of Cash Flows.”

        Derivative Financial Instruments

      The following table shows the notional principal and fair value of Cadence’s derivative financial instruments as of December 28, 2002 and December 29, 2001:

	2002		2001

	Notional	Fair	Notional	Fair
	Principal	Value	Principal	Value

	(In thousands)
Forward contracts	$128,182	$2,201	$127,539	$1,465

      The estimates of fair value are based on financial market information as of December 28, 2002 and December 29, 2001. As of December 28, 2002 and December 29, 2001, the credit risk associated with the forward contracts was negligible. Although the table above reflects the notional principal and fair value amounts of Cadence’s foreign exchange instruments, it does not reflect the gains or losses associated with the underlying exposures and underlying transactions. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

NOTE 6. ACQUIRED INTANGIBLES

      Described below is goodwill, other acquired intangibles and purchased software as of December 28, 2002 and December 29, 2001:

	2002	2001

	(In thousands)
Goodwill	$663,197	$178,760
Other acquired intangibles, net	219,203	217,412
Purchased software, net	939	17,469

Total	$883,339	$413,641

        Goodwill

      The changes in the carrying amount of goodwill for the year ended December 28, 2002 are as follows:

	Product	Services
	Segment	Segment	Total

	(In thousands)
Balance as of December 29, 2001.	$166,933	$11,827	$178,760
Goodwill resulting from acquisitions during the year	194,764	110,355	305,119
Additions due to contingent consideration	171,719	6,855	178,574
Adjustments	446	298	744

Balance as of December 28, 2002.	$533,862	$129,335	$663,197

        Other Acquired Intangibles

      Other acquired intangibles with finite lives are classified as of December 28, 2002 and December 29, 2001 as follows:

	As of December 28, 2002			As of December 29, 2001

			Weighted			Weighted
			Average			Average
	Gross		Remaining	Gross		Remaining
	Carrying	Accumulated	Useful	Carrying	Accumulated	Useful
	Amount	Amortization	Life	Amount	Amortization	Life

	(In thousands)			(In thousands)
Existing technology	$453,261	$(258,185)	2.9 Years	$392,578	$(184,117)	3.3 Years
Agreements and relationships	23,500	(4,170)	3.2 Years	6,200	—	3.4 Years
Tradenames/trademarks/patents	3,300	(547)	3.3 Years	500	—	5.0 Years
Other	6,869	(4,825)	1.5 Years	4,769	(2,518)	2.6 Years

Total other acquired intangibles	$486,930	$(267,727)		$404,047	$(186,635)

Aggregate amortization expense for the fiscal years:
2002	$81,092
2001	54,797
Estimated amortization expense for the fiscal years:
2003	$87,208
2004	68,286
2005	42,805
2006	15,253
2007	5,520
Thereafter	131

Total estimated amortization expense	$219,203

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

NOTE 7. CREDIT FACILITIES

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

      The 2002 Facilities contain certain financial and other covenants, which must be maintained. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At December 28, 2002, Cadence was in compliance with the covenants in the 2002 Facilities and had outstanding borrowings of $52.0 million under the Three-Year Facility.

      The 2002 Facilities replaced two previously existing credit facilities, which terminated on September 27, 2002. In connection with the termination of the previously existing credit facilities, Cadence paid in full all interest, principal, fees, and other amounts owing thereunder.

NOTE 8. LEASE COMMITMENTS

      Equipment and facilities are leased under various capital and operating leases expiring at various dates through the year 2025. Certain of these leases contain renewal options. Rental expense was $23.3 million for 2002, $25.6 million for 2001 and $22.2 million for 2000.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      At December 28, 2002, future minimum lease payments under capital and operating leases and the present value of the capital lease payments were as follows:

				Net
	Capital	Operating	Sub-lease	Operating
	Leases	Leases	Income	Leases

	(In thousands)
For the fiscal years:
2003	$1,678	$30,197	$1,691	$28,506
2004	588	24,062	905	23,157
2005	90	15,529	733	14,796
2006	—	12,258	556	11,702
2007	—	10,395	556	9,839
2008 and after	—	42,481	1,183	41,298

Total lease payments	2,356	$134,922	$5,624	$129,298

Less: Amount representing interest (average interest rate of 3.58%)	88

Present value of lease payments	2,268
Less: Current portion	1,609

Long-term portion	$659

      The cost of equipment under capital leases included in the Consolidated Balance Sheets as property, plant and equipment at December 28, 2002 and December 29, 2001 was approximately $6.3 million and $6.0 million, respectively. Accumulated amortization of the leased equipment at December 28, 2002 and December 29, 2001 was approximately $4.7 million and $3.2 million, respectively.

NOTE 9. CONTINGENCIES

       Legal Proceedings

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.

      On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owed by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor acknowledged that the suit became moot upon consummation of the Cadence acquisition of Quickturn, and on February 13, 2002, the Court dismissed the case on that basis. However, Mentor sought an award of attorney’s fees in the case, as well as in a prior related case in which

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

Cadence was not a party. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, a settlement which is conditioned upon approval of the settlement by the Chancery Court and upon Mentor’s not being awarded attorneys’ fees in either Mentor II or the related case. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application. Mentor filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action. Mentor filed a notice of appeal from that order. The appeals were subsequently consolidated, and the Delaware Supreme Court heard argument on March 4, 2003. Cadence is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s MercuryTM hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 00-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury PlusTM product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s MercuryTM hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On March 24, 2000, Mentor and Meta and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C-00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was consolidated with the actions described in the preceding paragraph. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C-00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-1030 SI, C-00-3291 SI and C 02-1426-SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

claims before them. Mentor has indicated that it intends to appeal the jury’s verdict. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On November 2, 2000, Mentor and Meta filed a complaint for declaratory judgment against Quickturn and Cadence in the U.S. District Court for the District of Oregon (Case No. C-00-1489) seeking a ruling that Mentor’s proposed design verification approach (in which IC designers would use U.S.-based computer terminals to operate SimExpress emulation systems located overseas) will not infringe Quickturn’s patents and will not violate the permanent injunction entered by the Oregon District Court on July 7, 1999 in Civil Action No. C-96-00342. In January 2001, Quickturn and Cadence filed a Motion to Dismiss the action, based on lack of subject matter jurisdiction. On May 1, 2001, the Court provisionally granted Quickturn’s motion to dismiss. Cadence and Quickturn believe that Mentor’s complaint is without merit. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court, District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the court ordered the action to be transferred to the U.S. District Court, Northern District of California. Cadence believes the claim is without merit and is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On December 30, 2002, Cadence filed a complaint against IKOS and Mentor in the U.S. District Court for the Northern District of California, Civil Action No. C 02-5343 JF, alleging that IKOS’ products infringe U.S. Patent No. 5,036,473 and seeking unspecified damages and injunctive relief. On January 6, 2003, Quickturn filed a motion to amend its Answer and Counterclaims in this suit to add a counterclaim alleging that IKOS’ products infringe U.S. Patent No. 5,036,473. On February 24, 2003, the Court granted this motion and agreed to consolidate this action with Civil Action No. 02-1335, described in the preceding paragraph.

      While the outcome of the disputes and litigation matters discussed above cannot be predicted with any certainty, management does not believe that the outcome of these matters will have a material adverse effect on Cadence’s consolidated position or results of operations.

       Other Contingencies

      Cadence provides its customers a warranty on sales of hardware products for a 90-day period. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date Cadence has not incurred any costs related to warranty obligations.

      Cadence’s product license and services agreements include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

      From time to time, Cadence may provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary. The maximum exposure on these guarantees is not significant, either individually or in the aggregate.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

NOTE 10. STOCKHOLDERS’ EQUITY

       Net Income per Share

      Basic net income per share is computed by dividing net income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method.

      The following table presents the calculation for the number of shares used in the basic and diluted net income per share computations for the fiscal years 2002, 2001 and 2000:

	2002	2001	2000

	(In thousands)
Weighted average common shares used to calculate basic net income per share	259,870	245,839	244,565
Options	6,446	11,001	17,053
Puts	132	576	400
Warrants and other potential common shares	1,052	244	678

Weighted average common and potential common shares used to calculate diluted net income per share	267,500	257,660	262,696

      Options to purchase 34,724,386 shares of common stock were outstanding at December 28, 2002, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2012. Put warrants to purchase 463,723 shares of common stock were not included in the computation of diluted net income per share because their effect would be antidilutive. The put warrants expired at various dates through May 2002.

      Options to purchase 10,134,014 shares of common stock were outstanding at December 29, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2011. Put warrants to purchase 2,897,500 shares of common stock were outstanding at December 29, 2001, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The outstanding put warrants expired at various dates through May 2002.

      Options to purchase 2,660,253 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. These options expire at various dates through 2010. Put warrants to purchase 5,496,807 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted net income per share because their effect would be antidilutive. The outstanding put warrants expired at various dates through November 2001.

       Stock Compensation Plans

       Stock Option Plans

      Cadence’s 2000 Non-Statutory Equity Incentive Plan, referred to as the 2000 Plan, provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to its employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000 shares. Options granted under the 2000 Plan have an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over period of up to four years, generally with one-fourth of the shares vesting one

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

year from the vesting commencement date with respect to the initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter. Options under the 2000 Plan generally expire ten years from the date of grant.

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

      Cadence has assumed certain options granted to employees of acquired companies, referred to as Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered as if issued under the respective original plan of the acquired entity. All of the Acquired Options have been adjusted to effectuate the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. The Acquired Options generally become exercisable over a four or five year period and generally expire between five and ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      A summary of the status of all of Cadence’s stock option plans as of and during the years ended December 28, 2002, December 29, 2001, and December 30, 2000 follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	56,134,826	$16.79	50,000,159	$15.53	56,181,714	$14.29
Assumption of acquired companies options	4,794,969	$11.18	1,250,896	$1.10	—	—
Granted	17,176,268	$14.80	14,831,575	$20.33	15,536,900	$19.65
Exercised	(4,161,398)	$10.19	(5,949,943)	$11.48	(8,655,150)	$9.87
Forfeited	(6,775,516)	$18.89	(3,997,861)	$19.86	(13,063,305)	$18.26

Outstanding at end of year	67,169,149	$16.15	56,134,826	$16.79	50,000,159	$15.53

Options exercisable at year end	34,396,212		25,189,585		19,881,259
Options available for future grant	43,044,932		27,833,386		38,544,937
Weighted average fair value of options granted during the year	$8.07		$11.49		$10.84

      A summary of the status of all of Cadence’s stock option plans at December 28, 2002 follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average
Range of	Number	Remaining	Weighted	Number	Weighted
Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	At 12/28/2002	Life	Exercise Price	At 12/28/2002	Exercise Price

$ 0.02 - $ 5.00	1,369,744	4.82	$1.51	969,618	$1.58
$ 5.01 - $10.00	5,886,972	5.28	$6.86	4,336,776	$6.24
$10.01 - $15.00	25,166,292	7.56	$13.06	11,028,673	$13.34
$15.01 - $20.00	16,088,450	7.47	$17.79	8,463,625	$18.00
$20.01 - $25.00	15,682,473	7.91	$22.19	7,615,456	$22.35
$25.01 - $30.00	2,715,752	7.10	$25.84	1,758,073	$25.89
$30.01 - $35.00	229,466	5.85	$33.65	195,991	$33.68
$35.01 - $35.06	30,000	5.28	$35.06	28,000	$35.06

Total	67,169,149	7.34	$16.15	34,396,212	$16.03

Stock Repurchase Plan

      On August 1, 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Under this program, Cadence spent $69.1 million to repurchase 5.3 million shares during the year ended December 28, 2002. As of December 28, 2002, the remaining repurchase authorization under this program totaled $430.9 million.

      Cadence had previously authorized three stock repurchase programs under which it repurchased common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans. During the year ended December 28, 2002, Cadence repurchased 7.5 million shares under these programs at a total cost of $116.1 million. As of December 28, 2002, there was no remaining repurchase authorization under these three programs.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      As part of its authorized stock repurchase program, Cadence previously sold put warrants and purchased call options through private placements to manage equity price risk and dilution. On December 28, 2002, there were no put warrants or call options outstanding.

Employee Stock Purchase Plans

      On July 1, 2001, Cadence adopted two employee stock purchase plans to allow Tality employees to participate in Cadence’s employee stock purchase program. The two plans are the 2001 Employee Stock Purchase Plan which is a qualified employee stock purchase plan under the Internal Revenue Code, and the 2001 Non-Qualified Employee Stock Purchase Plan, which is an employee stock purchase plan not qualified under the Internal Revenue Code and will be primarily used for Tality employees located outside the United States. Other than the qualified nature of the 2001 Employee Stock Purchase Plan, the provisions of the two plans are generally the same. Under the 2001 Employee Stock Purchase Plan and 2001 Non-Qualified Employee Stock Purchase Plan, Cadence is authorized to issue up to 1,750,000 and 750,000 shares of common stock, respectively, to its employees. The plans are administered by Cadence’s board of directors or by a committee appointed by the board. Tality, now Cadence Design Foundry, employees, including officers and employee directors of Tality, but excluding 5% or greater stockholders, are eligible to participate if they are regular employees who work 20 hours or more per week.

      In November 1998, the Board of Directors adopted, and the stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, referred to as the Employee Plan. Subsequent amendments approved by the Board of Directors and stockholders increased the number of shares of common stock authorized for issuance under the Employee Plan to 23,500,000 shares. On October 30, 2002, the Board approved amendments to the Employee Plan to increase the number of shares of common stock authorized for issuance under the Employee Plan by 6,000,000 shares for a total of 29,500,000 shares and to enable Cadence to effect the reorganization of its Cadence Design Foundry Business.

      Under the terms of the Employee Plan, employees can choose to have up to 12% of their annual base earnings plus bonuses withheld to purchase Cadence common stock. The purchase price of the stock is 85% of the lesser of the fair market value as of the beginning or the end of the offering periods. The offering periods provide for concurrent 24 month offering periods with a new 24 month offering period starting every six months. Each offering period will be divided into four consecutive six-month purchase periods.

      Under Cadence’s employee stock purchase plans, Cadence issued 2,548,500 shares to employees in 2002, 3,025,646 shares in 2001 and 3,168,839 shares in 2000. The weighted average purchase price of shares issued in 2002, 2001 and 2000 were $13.68, $10.64 and $9.36, respectively. The weighted average fair value of shares issued in 2002, 2001 and 2000 were $16.57, $25.95 and $20.75, respectively.

Pro Forma Information

      The pro forma information included in Note 2 illustrating the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock — Based Compensation” was estimated at the date of grant using the Black-Scholes option pricing model. Cadence determined the estimated fair values of its options granted and shares

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

purchased under the ESPPs for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 using the following weighted average assumptions assuming a dividend yield of zero for all periods:

	Stock Options

	2002	2001	2000

Risk-free interest rate	2.81%	4.53%	5.07%
Volatility factors of the expected market price of Cadence’s common stock	62%	62%	59%
Weighted average expected life of an option	5 Years	5 Years	5 Years

	Employee Stock Purchase Plan

	2002	2001	2000

Risk-free interest rate, based on weighted average	1.43%	5.60%	6.03%
Volatility factors of the expected market price of Cadence’s common stock	62%	62%	59%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years

Warrants

      In connection with the purchase of the business and certain assets of Comdisco Systems, Inc., a subsidiary of Comdisco, Inc., in 1993, Cadence issued a warrant to purchase shares of Cadence’s stock at $3.23 per share. The warrant for the remaining 140,000 shares expires in June 2003 and can be exercised at any time in increments of not less than 50,000 shares.

Reserved for Future Issuance

      At December 28, 2002, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares

Employee stock option plans	102,469,554
ESPPs	8,419,242
Directors stock option plans	1,809,670
Warrants	140,000

Total	112,838,466

Stockholder Rights Plan

      Cadence has a stockholder rights plan to protect its stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of Cadence common stock. As amended in February 2000, each share of Cadence common stock carries a right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of Cadence at a price of $240.00 per one one-thousandth of a share, subject to adjustment. The rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The rights expire on February 20, 2006.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

Deferred Stock Compensation

      Cadence recorded deferred stock compensation resulting from stock options granted, which were subsequently retired, to purchase Tality stock and sales of Tality restricted stock in 2001 and 2000. Deferred stock compensation from Tality option grants and restricted stock sales represents the difference between the exercise price of stock option grants to Tality employees and directors, and the price paid for restricted stock by certain Cadence executives and employees, and the deemed fair value of Tality’s common stock at the time of those grants and sales.

      In addition, Cadence recorded deferred stock compensation resulting from Cadence’s acquisition of CadMOS, Simplex, SPC and Plato Design Systems Incorporated. Deferred stock compensation resulting from these acquisitions represents the difference between the exercise price of unvested stock option grants to employees of the acquired companies and the fair value of Cadence’s common stock at the time of such acquisitions.

      Deferred compensation expense of $9.7 million related to the SPC acquisition was recorded in 2002 because a portion of the additional shares require continued employment with Cadence of certain SPC employees. The acquisition agreement provides for the issuance of additional shares of Cadence’s common stock as certain performance goals are achieved in fiscal 2002 and 2003. Deferred compensation was recorded because one of the performance goals requires continued employment with Cadence of certain employees.

      For the years ended December 28, 2002 and December 29, 2001, Cadence recorded a total of $37.7 million and $40.4 million of deferred stock compensation, respectively. Of the $37.7 million, $19.5 million is related to SPC’s achievement of certain predetermined goals, $9.9 million is related to the acquisition of Plato and $8.3 million is related to the acquisition of Simplex. Of the $40.4 million, $27.4 million is related to the acquisition of SPC, $10.0 million is related to the acquisition of CadMOS, and $3.0 million is related to Tality stock option grants. Cadence is amortizing deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest. For the year ended December 28, 2002 and December 29, 2001, Cadence reversed deferred stock compensation of $10.9 million and $27.8 million, respectively, related to the cancellation of options for terminated employees. For the year ended December 28, 2002, December 29, 2001 and December 28, 2000 Cadence recorded deferred compensation expense of $37.5 million, $17.9 million and $11.4 million, respectively.

NOTE 11. INCOME TAXES

      The provision for income taxes consisted of the following components:

	2002	2001	2000

	(In thousands)
Current:
Federal	$53,788	$73,799	$39,678
State	10,338	21,472	6,369
Foreign	45,762	18,777	716

Total current	109,888	114,048	46,763

Deferred:
Federal	(37,400)	(2,614)	(24,009)
State	12,089	(1,472)	(3,486)
Foreign	1,440	(9,101)	(1,249)

Total deferred	(23,871)	(13,187)	(28,744)

Total provision for income taxes	$86,017	$100,861	$18,019

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Income before provision for income taxes included income from Cadence’s foreign subsidiaries of approximately $106.3 million for 2002, $139.2 million for 2001 and $43.2 million for 2000.

      The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	2002	2001	2000

	(In thousands)
Provision computed at federal statutory rate	$55,288	$84,752	$23,799
State income tax, net of federal tax effect	15,056	13,000	6,369
Separation costs	—	—	2,451
Amortization of acquired intangibles	—	3,455	1,489
Stock compensation	3,521	—	—
Write-off of in-process technology	9,590	7,595	—
Research and development tax credit	(2,837)	—	—
Foreign income tax at a higher (lower) rate	13,254	(13,005)	(1,609)
Change in valuation allowance	(9,156)	3,224	(15,173)
Other	1,301	1,840	693

Provision for income taxes	$86,017	$100,861	$18,019

Effective tax rate	54.5%	41.7%	26.5%

      The components of deferred tax assets and liabilities consisted of the following:

	2002	2001

	(In thousands)
Deferred Tax Assets:
Intangibles	$69,140	$64,007
Accruals and reserves	26,420	28,943
Allowance for doubtful accounts	6,390	22,283
Tax credits	7,392	39,503
Accrued intercompany royalty	46,058	20,769
Stock compensation	6,236	9,156
Net operating losses	3,377	17,707
Compensation expense	13,941	11,248
Depreciation and amortization	15,757	5,024
Other	4,891	6,628

Total deferred tax assets	199,602	225,268
Valuation allowance — provision for income taxes	—	(9,156)
Valuation allowance — equity and intangibles	(5,808)	(39,043)

Net deferred tax assets	193,794	177,069

Deferred Tax Liabilities:
Intangibles	(74,018)	(70,981)
Unrealized gains on investments	(4,080)	(20,499)
Other	(10,373)	(19,195)

Total deferred tax liabilities	(88,471)	(110,675)

Total net deferred tax assets	$105,323	$66,394

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Cadence provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. At December 28, 2002, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $550 million. At December 28, 2002, the unrecognized deferred tax liability for these earnings was approximately $114 million.

      The total valuation allowance decreased by $42.4 million in 2002. The valuation allowance for provision for income taxes decreased by $9.2 million primarily due to the cancellation or exercise of stock options originally issued in conjunction with the Tality separation. The valuation allowance for equity and intangibles decreased by $33.2 million in 2002 due to Cadence generating sufficient taxable income including the deduction of stock option deductions to utilize certain net operating losses and research and development tax credits. The valuation allowance for equity and intangibles is due to the uncertainty of domestic entities generating sufficient taxable income, including the deduction for stock options to realize certain domestic deferred tax assets. This portion of the valuation allowance, identified in the above table as “valuation allowance — equity and intangibles”, if realizable, may reduce other intangibles or increase equity and may not be available to offset future provision for income taxes.

      Cadence has net operating loss carryforwards totaling $8.7 million for 2002, $49.6 million for 2001 and $28.9 million for 2000, and tax credit carryforwards of $7.4 million for 2002 and $39.5 million for 2001. The remaining net operating loss carryforwards will expire at various dates from 2002 through 2021 and tax credit carryforwards will expire at various dates from 2002 through 2017.

      Income tax returns filed by Cadence are currently under examination by the Internal Revenue Service as well as certain state and foreign governments. Cadence regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS

      Cadence maintains a 401(k) savings plan to provide retirement benefits through tax deferred salary deductions for all of its U.S. employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $10.4 million for 2002, $10.5 million for 2001 and $9.3 million for 2000.

      As part of its overall investment strategy, Cadence invests in Telos. Cadence and the Cadence 1996 Deferred Compensation Venture Investment Plan, or the 1996 Plan, are the sole limited partners of Telos. As of December 28, 2002, Cadence has committed $77.3 million to Telos and is contractually committed to contribute up to an additional $53.7 million. Cadence’s investments in Telos are recorded in Other assets in the accompanying Consolidated Balance Sheets. Under the 1996 Plan, Cadence directors can defer some or all of their compensation, and certain executives can defer payment of a portion of their compensation to be invested in Telos.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

NOTE 13. STATEMENT OF CASH FLOWS

      The supplemental cash-flow information for 2002, 2001 and 2000:

	2002	2001	2000

	(In thousands)
Cash Paid During the Year for:
Interest	$1,322	$2,344	$2,476

Income taxes (including foreign withholding tax)	$2,969	$18,267	$14,825

Non-Cash Investing and Financing Activities:
Capital lease obligations incurred for equipment	$—	$179	$1,015

Common and treasury stock issued for acquisitions	$522,124	$259,222	$5,333

Repurchase of common stock	$3,374	$—	$1,461

Transfer on Non-Qualified Deferred Compensation investment to Cadence	$—	$3,908	$—

Notes receivables on employee investments in subsidiary	$—	$—	$10,759

Transfer of inventory to fixed assets	$—	$—	$5,462

Equity investment by transfer of equipment or software	$—	$—	$8,140

NOTE 14. AVANT! RESTITUTION AND SETTLEMENT

Avant! Civil Settlement

      On November 13, 2002, Cadence announced the settlement of civil litigation filed against Avant! seeking damages related to theft of Cadence intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to Cadence of $265.0 million, which was received in the fourth quarter of 2002.

Avant! Criminal Restitution

      On July 25, 2001, Avant! was ordered to pay Cadence $195.4 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received.

NOTE 15. RESTRUCTURING AND OTHER CHARGES

      In 2001, Cadence announced a plan of restructuring activities throughout the company targeted at eliminating redundancies and consolidating facilities and resources. The restructuring activities were initiated primarily due to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within Cadence’s Design Foundry business (formerly Tality) and certain other business/infrastructure groups. Cadence accounts for its restructuring charges and accruals in accordance with SEC Staff Accounting Bulletin No. 100 and EITF No. 94-3.

      For the year ended December 29, 2001, Cadence recorded $61.6 million of restructuring and other charges. Cadence’s restructuring costs and other charges consisted of $21.6 million for workforce reduction,

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

$21.9 million to downsize and close excess facilities and $18.1 million of asset-related charges related to certain long-lived assets that were abandoned.

      For the year ended December 28, 2002, Cadence recorded $134.3 million of restructuring and other charges. Cadence’s restructuring costs and other charges consisted of $52.2 million for workforce reduction, $46.9 million in changes in estimates for previously recorded accruals and to downsize and close excess facilities, and $35.2 million of asset-related charges related to certain long-lived assets that were abandoned.

      The 2001 restructuring activities resulted in a reduction of 705 employees, which were predominately Tality employees. Severance costs resulting from the restructuring included severance benefits, notice pay and out-placement services. As the result of the separation of Tality from Cadence, approximately $5.3 million of the restructuring charges was paid to certain Tality employees who were participants in Cadence’s employee stock purchase plan prior to Tality’s separation from Cadence in October 2000. All terminations and termination benefits were communicated to the affected employees prior to December 29, 2001.

      The 2002 restructuring activities will result in the termination of employment of approximately 1,370 employees. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to December 28, 2002.

      For the year ended December 29, 2001, facilities consolidation charges of $21.9 million were incurred in connection with the downsizing and closing of 16 sites. As of December 29, 2001, six sites had been vacated and eight sites had been downsized.

      For the year ended December 28, 2002, facilities consolidation charges of $46.9 million were incurred in connection with the further downsizing of four previously downsized sites, the downsizing and closing of 16 additional sites, and changes in lease loss estimates for three sites. Of the $46.9 million, $17.3 million related to changes in lease loss estimates. The low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 is $25.6 million, which will be adjusted in the future upon triggering events, such as changes in estimates of time to sublease and actual sublease rates. Cadence has estimated that the high end of the lease loss could be as much as $55.0 million if facilities operating lease rental rates continue to decrease in applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facilities.

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

      For the year ended December 29, 2001, Cadence incurred asset-related and other restructuring charges of $18.1 million, consisting primarily of $14.4 million of leasehold improvements for facilities and other fixed assets that were either abandoned or for which the resulting estimated future reduced cash flows were insufficient to cover the associated expenses. Cadence also recorded $2.2 million of asset-related charges for abandoned software.

      For the year ended December 28, 2002, asset-related and other restructuring charges of $35.2 million were incurred in connection with leasehold improvements for facilities, other fixed assets and software license agreements that were abandoned and contract termination costs.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      Liabilities for excess facilities and other restructuring charges are included in accrued and other long-term liabilities, while severance and benefits liabilities are included in payroll and payroll-related accruals. The following table summarizes Cadence’s restructuring activity during fiscal years 2002, 2001 and 2000:

	Severance
	And	Excess	Other	Asset-
	Benefits	Facilities	Restructuring	Related	Total

	(In thousands)
Balance, January 1, 2000.	$8,013	$6,464	$426	$5,861	$20,764
Reclassifications	—	(1,061)	1,822	(761)	—
Non-cash utilization	(242)	(73)	(744)	(4,716)	(5,775)
Cash payments	(5,452)	(392)	(1,504)	(104)	(7,452)

Balance, December 30, 2000.	2,319	4,938	—	280	7,537
Reclassifications	—	525	—	—	525
2001 restructuring charges	21,647	21,856	1,500	16,616	61,619
Non-cash charges	(9)	(2,587)	—	(13,960)	(16,556)
Cash charges	(19,774)	(7,499)	(1,500)	(869)	(29,642)

Balance, December 29, 2001	4,183	17,233	—	2,067	23,483
Reclassifications	439	7,552	—	(7,991)	—
2002 restructuring charges	52,152	46,893	1,084	34,167	134,296
Non-cash charges	304	(1,167)	—	(23,913)	(24,776)
Cash charges	(33,276)	(17,069)	(1,084)	(1,175)	(52,604)

Balance, December 28, 2002	$23,802	$53,442	$—	$3,155	$80,399

NOTE 16. WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

      Described below are the write-offs of acquired in-process technology charges in 2002 and 2001. There were no write-offs of acquired in-process technology in 2000.

	2002	2001

	(In thousands)
Simplex	$27,400	$—
IBM	6,600	—
CadMOS	—	12,100
SPC	—	8,600
Other	—	1,000

Total in process technology	$34,000	$21,700

      During 2001, Cadence acquired substantially all of the assets of two companies for an initial aggregate price of $10.5 million, of which $4.4 million was cash and $6.1 million was shares of Cadence common stock. The acquisitions were accounted for as purchases. Upon consummation of the acquisitions, Cadence charged to expense, immediately after the respective acquisition, an aggregate of $1.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

      Acquired in-process technology charges represent in-process technology that had not reached technological feasibility and had no probable alternative future use. See Note 4.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

NOTE 17. IMPAIRMENT OF GOODWILL

      Prior to the adoption of SFAS No. 142, discussed in Note 2, Cadence evaluated goodwill for impairment whenever events or circumstances indicated that the carrying amount of goodwill may not be recoverable. During 2001, Cadence recorded a charge of $25.8 million in 2001 related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. This impairment was due to the decline in business conditions generally and the wireless communications industry in particular. Cadence restructured certain of its businesses and realigned resources to focus on profit contribution, high-growth markets and core opportunities. Key factors in determining this impairment were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of Diablo’s line of business. The impairment was calculated as the difference between the carrying value of the intangible assets associated with Diablo’s acquisition and the fair value of those assets.

NOTE 18. OTHER INCOME (LOSS), NET

      Other income (loss), net components for 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(In thousands)
Interest income	$4,627	6,517	4,559
Minority interest income	—	1,959	638
Equity income (loss) from investments	(12)	187	1,128
Gain (loss) on foreign exchange	(282)	555	5,069
Other expense, net	(18,319)	(4,889)	(4,415)

Total other income (loss), net	$(13,986)	$4,329	$6,979

      Other income (loss), net, for the year ended December 28, 2002 includes $10.0 million of investment write-downs from Telos, in which Cadence holds a limited partnership interest, included in other expense, net, and $9.4 million of investment write-downs in Cadence’s long-term investments, included in other expense, net.

NOTE 19. SEGMENT REPORTING

      Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results within three segments: Product, Services and Maintenance.

      The Product segment includes revenue and associated costs to design and license to customers a variety of EDA products. The Services segment includes revenue and associated costs to offer methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization, and maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately.

      Segment income from operations is defined as gross margin under generally accepted accounting principles and excludes Amortization of acquired intangibles, operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Avant! restitution and settlement, Restructuring and other charges, Write-off of acquired in-process technology, Impairment of goodwill, Interest expense and Other income (loss), net and Provision for income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue.

      Cadence does not identify or allocate its assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence’s Executive Staff to make decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization of purchased software is allocated among the segments to determine each segment’s gross margin.

      The following tables present information about reported segments for the years ended December 28, 2002, December 29, 2001 and December 30, 2000:

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
2002:
Revenue	$811,910	$149,810	$331,347	$—	$1,293,067
Cost of revenue	73,137	112,687	64,221	—	250,045
Amortization of acquired intangibles	—	—	—	81,775	81,775

Gross margin	738,773	37,123	267,126	(81,775)	961,247
Marketing and sales	—	—	—	(399,601)	(399,601)
Research and development	—	—	—	(326,414)	(326,414)
General and administrative	—	—	—	(115,767)	(115,767)
Amortization of deferred stock compensation	—	—	—	(37,504)	(37,504)
Avant! restitution and settlement, Restructuring and other charges, Write-off of acquired in-process technology and Impairment of goodwill	—	—	—	92,794	92,794
Interest expense and Other income (loss), net	—	—	—	(16,789)	(16,789)

Income (loss) before provision for income taxes	$738,773	$37,123	$267,126	$(885,056)	$157,966

Depreciation and amortization	$106,215	$11,482	$2,119	$122,727	$242,543

2001:
Revenue	$830,490	$263,355	$336,595	$—	$1,430,440
Cost of revenue	98,177	191,384	65,299	—	354,860
Amortization of acquired intangibles	—	—	—	92,330	92,330

Gross margin	732,313	71,971	271,296	(92,330)	983,250
Marketing and sales	—	—	—	(393,614)	(393,614)
Research and development	—	—	—	(297,329)	(297,329)
General and administrative	—	—	—	(119,350)	(119,350)
Amortization of deferred stock compensation	—	—	—	(17,911)	(17,911)
Avant! restitution and settlement, Restructuring and other charges, Write-off of acquired in-process technology and Impairment of goodwill	—	—	—	85,405	85,405
Interest expense and Other income (loss), net	—	—	—	1,697	1,697

Income (loss) before provision for income taxes	$732,313	$71,971	$271,296	$(833,432)	$242,148

Depreciation and amortization	$114,448	$26,252	$2,524	$87,211	$230,435

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
2000:
Revenue	$627,429	$335,967	$316,154	$—	$1,279,550
Cost of revenue	89,937	215,605	63,315	—	368,857
Amortization of acquired intangibles	— 537,492	— 120,362	— 252,839	80,503 (80,503)	80,503 830,190
Gross margin	—	—	—	(390,139)	(390,139)
Marketing and sales	—	—	—	(263,947)	(263,947)
Research and development	—	—	—	(101,299)	(101,299)
General and administrative
Amortization of deferred stock compensation	—	—	—	(11,390)	(11,390)
Interest Expense and Other income (loss), net	—	—	—	4,581	4,581

Income (loss) before provision for income taxes	$537,492	$120,362	$252,839	$(842,697)	$67,996

Depreciation and amortization	$99,203	$30,062	$2,463	$75,082	$206,810

      Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries and various distributors. Cadence licenses its software products in Japan through Innotech Corporation, in which Cadence is an approximately 15% stockholder.

      Revenue is attributed to geography based on the country in which the customer is domiciled. In 2002, 2001 and 2000, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geography based on the country where the assets are located.

      The following table presents a summary of revenue by geography for years ended December 28, 2002, December 29, 2001 and December 30, 2000:

	2002	2001	2000

	(In thousands)
North America:
United States	$715,208	$785,386	$720,802
Other	29,237	35,624	33,878

Total North America	$744,445	$821,010	$754,680

Europe:
United Kingdom	$59,200	$79,862	$99,154
Germany	60,377	76,525	55,092
Other	138,277	177,234	112,421

Total Europe	$257,854	$333,621	$266,667

Japan and Asia:
Japan	$188,736	$181,263	$195,793
Asia	102,032	94,546	62,410

Total Japan and Asia	290,768	275,809	258,203

Total	$1,293,067	$1,430,440	$1,279,550

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002

      The following table presents a summary of long-lived assets by geography for years ended December 28, 2002, December 29, 2001 and December 30, 2000:

	2002	2001	2000

	(In thousands)
North America:
United States	$382,648	$365,742	$316,091
Other	903	2,291	3,344

Total North America	$383,551	$368,033	$319,435

Europe:
United Kingdom	$32,245	$33,991	$35,729
Germany	1,402	1,261	925
Other	3,883	4,357	2,847

Total Europe	$37,530	$39,609	$39,501

Japan and Asia:
Japan	$2,542	$3,001	$4,702
Asia	10,868	6,546	5,241

Total Japan and Asia	13,410	9,547	9,943

Total	$434,491	$417,189	$368,879

NOTE 20. SUBSEQUENT EVENTS

       2001 Employee Stock Purchase Plan

      In connection with the reorganization of the Cadence Design Foundry business, the 2001 Employee Stock Purchase Plan was terminated effective January 31, 2003.

       1995 Directors’ Stock Option Plan

      On February 5, 2003, the 1995 Directors’ Stock Option Plan was amended to increase the number of shares authorized for issuance under the plan by an additional 600,000 shares of common stock.

CADENCE DESIGN SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 28, 2002	$46,922	$4,199	$9,378	$(43,063)	$17,436
Year Ended December 29, 2001	$52,677	$13,809	$32,000	$(51,564)	$46,922 *
Year Ended December 30, 2000	$58,490	$2,306	$16,007	$(24,126)	$52,677

(1)	Sales returns offset against revenue.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

*	Includes $3.3 million in Long-Term Installment Contract Receivables.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cadence Design Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ H. RAYMOND BINGHAM

H. Raymond Bingham
President and Chief Executive Officer
Dated: March 12, 2003

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME/TITLE	DATE

/s/ H. RAYMOND BINGHAM H. Raymond Bingham President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2003

/s/ WILLIAM PORTER William Porter Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Raymond Bingham, William Porter and R. L. Smith McKeithen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

ADDITIONAL DIRECTORS

/s/ DONALD L. LUCAS Donald L. Lucas	March 12, 2003

/s/ SUSAN L. BOSTROM Susan L. Bostrom	March 12, 2003

/s/ DR. LEONARD Y. W. LIU Dr. Leonard Y. W. Liu	March 12, 2003

/s/ SEAN M. MALONEY Sean M. Maloney	March 12, 2003

/s/ DR. ALBERTO SANGIOVANNI-VINCENTELLI Dr. Alberto Sangiovanni-Vincentelli	March 12, 2003

/s/ GEORGE M. SCALISE George M. Scalise	March 12, 2003

/s/ DR. JOHN B. SHOVEN Dr. John B. Shoven	March 12, 2003

/s/ ROGER SIBONI Roger Siboni	March 12, 2003

CERTIFICATIONS

      I, H. Raymond Bingham, certify that:

      1. I have reviewed this annual report on Form 10-K of Cadence Design Systems, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ H. RAYMOND BINGHAM

H. Raymond Bingham
President, Chief Executive Officer, and Director

CERTIFICATIONS

      I, William Porter, certify that:

      1. I have reviewed this annual report on Form 10-K of Cadence Design Systems, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ WILLIAM PORTER

William Porter
Senior Vice President and Chief Financial Officer

List of Exhibits

Exhibit Number	Exhibit

10.06	Amended and Restated Employee Stock Purchase Plan.
10.08	1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002.
10.12	Offer Letter, dated as of December 15, 2000 and Promissory Note, dated as of February 6, 2001 between the Registrant and Lavi A. Lev.
10.16	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc. and Kevin Bushby.
10.67	Amendment to Executive Separation, Release and Consulting Agreement, dated as of August 23, 2002 between the Registrant and Ronald R. Barris.
21.01	Subsidiaries of the Registrant
23.01	Consent of KPMG LLP
23.02	Information Regarding Consent of Arthur Andersen LLP.