Form 10-Q
period 2003-03-29
CADENCE DESIGN SYSTEMS INC
filed 2003-05-12
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X      No

          On May 2, 2003, approximately 267,105,827 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 29,	December 28,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents	$239,395	$371,327
Short-term investments	21,853	24,286
Receivables, net	297,570	313,968
Inventories	8,760	9,614
Prepaid expenses and other	41,360	39,448

Total current assets	608,938	758,643
Property, plant and equipment, net	425,983	434,491
Acquired intangibles, net	921,019	883,339
Installment contract receivables, net	105,333	113,185
Other assets	231,512	248,603

Total Assets	$2,292,785	$2,438,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$1,451	$1,609
Accounts payable and accrued liabilities	237,302	297,399
Deferred revenue	208,729	212,882

Total current liabilities	447,482	511,890

Long-Term Liabilities:
Long-term debt and capital lease obligations	10,223	52,659
Other long-term liabilities	230,874	214,407

Total long-term liabilities	241,097	267,066

Stockholders’ Equity:
Common stock and capital in excess of par value	1,061,569	1,100,380
Deferred stock compensation	(39,023)	(44,426)
Retained earnings	588,344	607,460
Accumulated other comprehensive loss	(6,684)	(4,109)

Total stockholders’ equity	1,604,206	1,659,305

Total Liabilities and Stockholders’ Equity	$2,292,785	$2,438,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Revenue:
Product	$141,282	$219,049
Services	32,388	43,266
Maintenance	82,206	82,399

Total revenue	255,876	344,714

Costs and Expenses:
Cost of product	8,211	18,100
Cost of services	23,627	32,766
Cost of maintenance	15,075	16,428
Marketing and sales	83,615	96,781
Research and development	85,122	78,190
General and administrative	26,677	37,530
Amortization of acquired intangibles	25,286	18,649
Amortization of deferred stock compensation (A)	9,620	3,493
Restructuring and other charges	—	17,708
Write-off of acquired in-process technology	1,700	—

Total costs and expenses	278,933	319,645

Income (loss) from operations	(23,057)	25,069
Interest expense	(674)	(479)
Other income, net	908	5,482

Income (loss) before provision (benefit) for income taxes	(22,823)	30,072
Provision (benefit) for income taxes	(3,707)	8,727

Net income (loss)	$(19,116)	$21,345

Basic net income (loss) per share	$(0.07)	$0.09

Diluted net income (loss) per share	$(0.07)	$0.08

Weighted average common shares outstanding	268,358	249,720

Weighted average common and potential common shares outstanding – assuming dilution	268,358	260,871

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$244	$304
Marketing and sales	524	1,207
Research and development	5,013	1,039
General and administrative	3,839	943

	$9,620	$3,493

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Cash and Cash Equivalents at Beginning of Period	$371,327	$206,311

Cash Flows from Operating Activities:
Net income (loss)	(19,116)	21,345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,437	49,145
Amortization of deferred stock compensation	9,620	3,493
Net investment gain on sale, equity (income) loss and write-down	—	(15,078)
Write-off of long-term investment securities	1,505	2,769
Write-off of acquired in-process technology	1,700	—
Non-cash restructuring and other charges	—	1,365
Tax benefits from employee stock transactions	—	2,528
Deferred income taxes	—	672
Provisions for losses on trade accounts receivable	289	1,631
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(6,897)	25,456
Proceeds from the sale of receivables	20,053	80,399
Installment contract receivables	14,796	(92,215)
Inventories	854	1,897
Prepaid expenses and other	943	(22,233)
Other assets	17,356	(14,910)
Accounts payable and accrued liabilities	(96,069)	(70,654)
Deferred revenue	(7,903)	8,042
Other long-term liabilities	16,467	18,337

Net cash provided by operating activities	1,035	1,989

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments – available-for-sale		23,815
Purchases of property, plant and equipment	(17,180)	(31,542)
Investment in venture capital partnerships and equity investments	(5,569)	(2,050)
Net cash paid for business combinations and acquired intangibles	(26,432)	(19,580)

Net cash used for investing activities	(49,181)	(29,357)

Cash Flows from Financing Activities:
Proceeds from credit facility	10,000
Principal payments on credit facility and capital leases	(52,594)	(300)
Proceeds from issuance of common stock	21,890	45,333
Purchases of stock	(61,964)	(42,404)

Net cash provided by (used for) financing activities	(82,668)	2,629

Effect of exchange rate changes on cash	(1,118)	(2,347)

Decrease in cash and cash equivalents	(131,932)	(27,086)

Cash and Cash Equivalents at End of Period	$239,395	$179,225

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

          The Condensed Consolidated Financial Statements included in this Quarterly Report have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report fully comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

Restated Condensed Consolidated Statements of Cash Flows and Other Reclassifications

          For the three months ended March 30, 2002, Cadence has restated its Statements of Cash Flows to include proceeds from the sale of receivables as a component of Cash Flows from Operating Activities rather than as a component of Cash Flows from Financing Activities, which is consistent with the guidance of Statement of Financial Accounting Standards, or SFAS, No. 95, “Statement of Cash Flows.” Certain other prior year condensed consolidated financial statements balances have been reclassified to conform to the 2003 presentation. Cadence does not consider such reclassifications significant.

NOTE 2. ACQUISITIONS

Celestry Design Technologies, Inc.

          In January 2003, Cadence acquired Celestry Design Technologies, Inc., or Celestry, a privately-held developer of silicon modeling tools and full-chip circuit simulation technology. Cadence purchased Celestry to acquire key personnel and technology. The aggregate initial purchase price was $64.4 million, which included cash, 1.6 million shares of Cadence common stock issuable on the exercise of assumed options with a fair value of $9.3 million, and acquisition costs of $1.1 million. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in the first and second years following the acquisition. The results of operations of the Celestry business and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition. Comparative pro forma financial information for the Celestry acquisition has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.

          The following table summarizes the preliminary allocation of the purchase price for Celestry and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,253
Property, plant and equipment, net	871
Acquired intangibles:
Existing technology (four-year weighted-average useful life)	15,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Patents (four-year weighted-average useful life)	1,900
In-process technology	1,700
Trademarks (one-year weighted-average useful life)	700
Goodwill	39,764

Total assets acquired	83,588

Current liabilities	11,749
Other long-term liabilities	7,434

Total liabilities assumed	19,183

Net assets acquired	$64,405

          The $1.7 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is a component of operating expenses in the Condensed Consolidated Statement of Operations. The weighted-average useful life of the acquired intangibles, excluding in-process technology, is approximately four years.

          The $39.8 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for tax purposes.

Acquisition Related Earnouts

          During the three months ended March 29, 2003, Cadence issued 0.5 million shares, valued at $4.5 million, related to the achievement of certain performance goals related to bookings, product development and employee retention resulting from acquisitions. Cadence recorded additional goodwill as a result of the issuance of these shares. The goodwill is not expected to be deductible for tax purposes.

NOTE 3. INVENTORIES

          Cadence’s inventories include hardware parts and components for complex computer systems that emulate the performance and operation of integrated circuits, or IC’s, and electronic systems.

          A summary of inventories follows:

	March 29,	December 28,
	2003	2002

	(In thousands)
Raw materials	$8,389	$9,289
Work in process	371	325

Total inventories	$8,760	$9,614

NOTE 4. LONG-TERM NON-MARKETABLE INVESTMENT SECURITIES

          Cadence’s long-term non-marketable investment securities are carried at cost and are included in Other Assets in the Condensed Consolidated Balance Sheets. If Cadence determines that an other-than-temporary decline in value exists in a long-term non-marketable equity security, Cadence writes-down the investment to its fair value. In the three months ended March 29, 2003, Cadence recorded a $1.5 million write-down of long-term non-marketable investments because Cadence determined that the decline in fair value was other than temporary. In the three months ended March 30, 2002, Cadence recorded a $2.8 million write-down of long-term non-marketable investments because Cadence determined that the decline in fair value was other than temporary. These write-downs are included in Other income, net, in the Condensed Consolidated Statement of Operations.

NOTE 5. RESTRUCTURING AND OTHER CHARGES

          In 2001, Cadence announced a plan of restructuring throughout the company targeted at eliminating redundancies and consolidating facilities and resources. Restructuring activities continued during 2002. The restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within Cadence’s Design Foundry business (formerly Tality) and certain other business and infrastructure groups.

          Cadence did not record any additional restructuring charges related to this plan of restructuring during the three months ended March 29, 2003.

          All terminations and termination benefits associated with the 2002 restructuring activity were communicated to the affected employees prior to December 28, 2002, with all severance benefits expected to be paid by January 3, 2004. Of the notified employees, 88 employees were not yet terminated as of March 29, 2003.

          Since 2001, Cadence has recorded facilities consolidation charges of $68.8 million in connection with the downsizing or closing of 33 sites. As of March 29, 2003, 18 sites had been vacated, 11 sites had been downsized, and actions related to the 4 remaining sites are scheduled to occur by the end of 2003.

          Cadence has estimated the low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 and 2002 is $23.1 million, which will be adjusted in the future upon triggering events, such as changes in estimates of time to sublease and actual sublease rates. Cadence has estimated that the high end of the lease loss range could be as much as $47.2 million if sublease rental rates continue to decrease in applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facilities.

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

          The following table summarizes Cadence’s restructuring activity for the three months ended March 29, 2003:

	For the Three Months Ended March 29, 2003

	Severance
	And	Excess	Asset-
	Benefits	Facilities	Related	Total

	(In thousands)
Balance, December 28, 2002	$23,802	$53,442	$3,155	$80,399
Reclassifications	279	206	(485)	—
Non-cash charges	(151)	(405)	(928)	(1,484)
Cash charges	(16,560)	(3,823)	(139)	(20,522)

Balance, March 29, 2003	$7,370	$49,420	$1,603	$58,393

NOTE 6. CREDIT FACILITIES

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

          For both of the 2002 Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 2002 Facilities whenever combined borrowings under the 2002 Facilities exceed $123.8 million. Cadence may not borrow under the 364-Day Facility if any portion of the Three-Year Facility remains unused.

          Under the 2002 Facilities, Cadence must comply with certain financial and other covenants. The financial covenants specify that Cadence must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million for the preceding twelve-month period. Additionally, Cadence must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the 2002 Facilities. At March 29, 2003, Cadence was in compliance with the covenants in the 2002 Facilities and had outstanding borrowings of $10.0 million under the Three-Year Facility. The weighted average interest rate related to these borrowings was 4.25% as of March 29, 2003.

NOTE 7. CONTINGENCIES

Legal Proceedings

          From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to our pending claims and litigation and may revise our estimates.

          On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owed by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor acknowledged that the suit became moot upon consummation of the Cadence acquisition of Quickturn, and on February 13, 2002, the Court dismissed the case on that basis. However, Mentor sought an award of attorney’s fees in the case, as well as in a prior related case in which Cadence was not a party. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, a settlement which is conditioned upon approval of the settlement by the Chancery Court and upon Mentor’s not being awarded attorneys’ fees in either Mentor II or the related case. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application. Mentor filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action. Mentor filed a notice of appeal from that order. The appeals were subsequently consolidated, and the Delaware Supreme Court heard argument on March 4, 2003. On March 25, 2003, the Delaware Supreme Court unanimously denied Mentor’s appeal, and affirmed the decision of the

Chancery Court. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

          On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s MercuryTM hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury PlusTM product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s MercuryTM hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

          On March 24, 2000, Mentor and Meta Software Corporation and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was consolidated with the actions described in the preceding paragraph. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

          On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C 00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-01030 SI, C 00-03291 SI and C 02-1426 SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor has indicated that it intends to appeal the jury’s verdict. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

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

          On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court for the District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the court ordered the action to be transferred to the U.S. District Court for the Northern District of California. Cadence believes the claim is without merit and is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

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

Other Contingencies

          Cadence provides its customers a warranty on sales of hardware products for a 90-day period. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date Cadence has not incurred any significant costs related to warranty obligations.

          Cadence’s product license and services agreements include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

          From time to time, Cadence has, and may in the future, provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary. The maximum exposure on these guarantees is not significant, either individually or in the aggregate.

NOTE 8. STOCKHOLDERS’ EQUITY

Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

          The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Weighted average common shares used to calculate basic net income (loss) per share	268,358	249,720
Options	—	10,849
Warrants and other potential common shares	—	175
Puts	—	127

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	268,358	260,871

          The following table presents the potential common shares outstanding at March 29, 2003 and March 30, 2002, which were not included in the computation of diluted net income (loss) per share because their effect would be antidilutive:

	As of

	March 29,	March 30,
	2003	2002

Options to purchase shares of common stock (various expirations dates through 2013)	67,897,444	11,207,950
Warrants to purchase shares of common stock (expire June 2003)	140,000	—
Put warrants to purchase shares of common stock (expired May 2002)	—	1,210,000
Restricted shares not vested	808,533	—

Total potential common shares outstanding	68,845,977	12,417,950

Stock Repurchase Plan

          On August 1, 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Under this program, Cadence spent $62.0 million to repurchase 6.2 million shares during the three months ended March 29, 2003. As of March 29, 2003, the remaining repurchase authorization under this program totaled $368.9 million.

Employee Stock Purchase Plans

          Under Cadence’s employee stock purchase plans, Cadence issued 2,161,612 shares to employees during the three months ended March 29, 2003 and 932,245 shares to employees during the three months ended March 30, 2002. The weighted average purchase price of shares issued during the three months ended March 29, 2003 was $8.43 and the weighted average purchase price of shares issued during the three months ended March 30, 2002 was $19.05. The weighted average fair value of shares issued during the three months ended March 29, 2003 was $9.92 and the weighted average fair value of shares issued during the three months ended March 30, 2002 was $23.70.

Stock-Based Compensation

          At March 29, 2003, Cadence had six stock-based employee compensation plans under which Cadence is making grants. Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period. Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 29, 2003 was $5.38 as compared to $12.33 during the three months ended March 30, 2002.

          The pro forma information illustrating the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation”, was estimated at the date of grant using the Black-Scholes option pricing model.

          The following table illustrates the effect on net income (loss) and income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Net income (loss):
As reported	$(19,116)	$21,345
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	8,062	1,589
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(29,375)	(33,128)

Pro forma	$(40,429)	$(10,194)

Basic net income (loss) per share:
As reported	$(0.07)	$0.09

Pro forma	$(0.15)	$(0.04)

Diluted net income (loss) per share:
As reported	$(0.07)	$0.08

Pro forma	$(0.15)	$(0.04)

NOTE 9. COMPREHENSIVE INCOME (LOSS)

          Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale. These transactions have been excluded from Net income (loss) and reflected instead in Stockholders’ Equity.

          The following table sets forth the activity in Other comprehensive income (loss), net of related tax effects:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Net income (loss)	$(19,116)	$21,345
Translation gain (loss)	(1,117)	(2,525)
Unrealized gain (loss) on investments, net of related tax effects	(1,457)	(5,655)

Comprehensive income (loss)	$(21,690)	$13,165

NOTE 10. SEGMENT REPORTING

          Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results within three segments: Product, Services and Maintenance.

          The Product segment includes revenue and associated costs from software licensing, hardware sales and hardware leases. The Services segment includes revenue and associated costs to offer methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort when customers wish to outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization, and maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately.

          Segment income (loss) from operations is defined as gross margin under generally accepted accounting principles, less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Restructuring and other charges, Write-off of acquired in-process technology, Interest expense, Other income, net and Provision (benefit) for income taxes. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue.

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

          The following tables present information about reported segments:

	For the Three Months Ended March 29, 2003

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$141,282	$32,388	$82,206	$—	$255,876
Cost of revenue	8,211	23,627	15,075	—	46,913
Amortization of acquired intangibles	22,939	1,822	525	—	25,286

Gross margin	110,132	6,939	66,606		183,677
Operating expenses, amortization of deferred stock compensation	—	—	—	(205,034)	(205,034)
Write-off of acquired in-process technology	(1,700)	—	—	—	(1,700)
Interest expense and Other income, Net	—	—	—	234	234

Segment income (loss) from operations	$108,432	$6,939	$66,606	$(204,800)	$(22,823)

	For the Three Months Ended March 30, 2002

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
Revenue	$219,049	$43,266	$82,399	$—	$344,714
Cost of revenue	18,100	32,766	16,428	—	67,294
Amortization of acquired intangibles	18,222	367	60	—	18,649

Gross margin	182,727	10,133	65,911	—	258,771
Operating expenses, amortization of deferred stock compensation and restructuring and other charges	—	—	—	(233,702)	(233,702)
Interest expense and Other income, Net	—	—	—	5,003	5,003

Segment income (loss) from operations	$182,727	$10,133	$65,911	$(228,699)	$30,072

          Internationally, excluding Japan, Cadence markets and supports its products and services primarily through its subsidiaries. Cadence licenses most of its software products in Japan through Innotech Corporation, of which Cadence is an approximately 15% stockholder.

          Revenue is attributed to geography based on the country in which the customer is domiciled. In the three months ended March 29, 2003, one customer accounted for more than 10% of total revenue. In the three months ended March 30, 2002, no customer accounted for greater than 10% of total revenue.

          The following table presents a summary of revenue by geography:

	For the Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
North America:
United States	$129,271	$194,670
Other	6,278	9,833

Total North America	135,549	204,503

Europe:
Germany	15,736	14,047
United Kingdom	8,404	18,890
Other	20,605	23,629

Total Europe	44,745	56,566

Japan and Asia:
Japan	53,398	61,633
Asia	22,184	22,012

Total Japan and Asia	75,582	83,645

Total	$255,876	$344,714

          The following table presents a summary of long-lived assets by geography:

	As of

	March 29,	December 28,
	2003	2002

	(In thousands)
North America:
United States	$374,364	$382,648
Other	788	903

Total North America	375,152	383,551

Europe:
Germany	1,329	1,402
United Kingdom	30,815	32,245
Other	3,759	3,883

Total Europe	35,903	37,530

Japan and Asia:
Japan	1,848	2,542
Asia	13,080	10,868

Total Japan and Asia	14,928	13,410

Total	$425,983	$434,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Annual Report”). Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will” and “would” and words of similar import, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events and speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statement. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Readers are referred to “Factors That May Affect Future Results,” “Critical Accounting Policies,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report on Form 10-Q and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to “Cadence,” “we,” “our” or similar terms in this Quarterly Report on Form 10-Q are references to Cadence and its subsidiaries.

Overview

          We provide a broad range of software and other technology, and, in addition, offer design and methodology services for the product development requirements of the world’s leading electronics companies. We license our electronic design automation, or EDA, software and hardware technology and provide a range of services to companies throughout the world to help accelerate and manage their product development processes. Our products and services are used by companies to design and develop complex integrated circuits, or ICs, and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

          IC manufacturers and electronics systems companies continued to experience a downturn in demand and production which started in 2001. We expect revenue to continue to be adversely affected by the general downturn in the economy and, in particular, the electronics industry’s research and development spending.

Acquisition

          In January 2003, we acquired Celestry Design Technologies, Inc., or Celestry, a privately-held developer of silicon modeling tools and full-chip circuit simulation technology. We purchased Celestry to acquire key personnel and technology. The aggregate initial purchase price was $64.4 million, which included cash, 1.6 million shares of our common stock issuable on the exercise of assumed options, with a fair value of $9.3 million, and acquisition costs of $1.1 million. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in the first and second years following the acquisition. The results of operations of Celestry and the estimated fair value of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition. Comparative pro forma financial information for the Celestry acquisition has not been presented because the results of operations were not material to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

          Our critical accounting policies are as follows:

•	revenue recognition;
•	estimating valuation allowances and accrued liabilities;
•	accounting for income taxes; and
•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition

          We classify revenue by the three sources from which it is earned. Product revenue includes fees associated with the sale and licensing of our software and hardware products. Maintenance revenue includes fees associated with providing technical support for our products and Services revenue includes fees received for performing methodology and design services.

Product revenue

          We sell and license software using three license types:

•	Subscription licenses – software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to remix the licensed software for unspecified future technology. In general, revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product.
•	Term licenses – software licensed for a specific time period, generally two to three years, with no rights to return or exchange the licensed software. In general, all revenue associated with licensed software is recognized upon the effective date of the license and delivery of the licensed product.
•	Perpetual licenses – software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, all revenue associated with licensed software is also recognized upon the effective date of the license and delivery of the licensed product.

          The timing of revenue recognition for our licenses will differ depending on the license model and depending on the individual terms and conditions associated with each particular license agreement. Following is a discussion about the significant management judgments and estimates that are made and used to determine the amount of revenue recognized in any accounting period.

          We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of Statements of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases”, to all hardware lease transactions.

          We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists to allocate the total fee among all delivered and undelivered elements in the arrangement. A discussion about these revenue recognition criteria and their applicability to our transactions follows:

Persuasive evidence of an arrangement

          For subscription and term licenses and hardware leases, we use the license agreement and a signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, we use a purchase order as evidence of an arrangement. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our Japanese distributor are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

Product delivery

          Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

Fee is fixed or determinable

          We assess whether a fee is fixed or determinable primarily based on the payment terms associated with the transaction. We use installment contracts for subscription and term licenses and have established a history of successfully collecting when the original contract provides for linear payments without providing concessions on payments, products or services. Payments are generally collected quarterly and prior to contract expiry.

          When the payment terms of a particular arrangement are not comparable to our history (for example they contain non-linear payments) revenue from term licenses would be recognized as payments under the installment contract become due and payable, which could have a material impact on our results of operations.

Collection is probable

          We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

VSOE

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

          Our VSOE for certain product elements of an arrangement is based upon the pricing for comparable transactions when the element is sold separately. Our VSOE for maintenance is based upon the customer’s annual renewal rates. VSOE for services is based on the price charged when the services are sold separately. The timing of revenue recognition for both delivered and undelivered elements is in accordance with the relevant provisions of SOP 97-2.

Maintenance revenue

          Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the maintenance period under each software license agreement. For term and perpetual licenses, customers renew maintenance agreements annually. For subscription licenses, a portion of the revenue is allocated to maintenance revenue.

Services revenue

          Services revenue consists primarily of revenue received for performing methodology and design services. Revenue from service contracts is recognized on either a time and materials basis as work is performed or using the percentage-of-completion method. We estimate the percentage-of-completion on contracts with fixed or not-to-exceed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We have a history of accurately estimating project status and the hours necessary to complete projects.

          If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and all revenue and costs would be deferred until the project was completed. This change could have a material impact on our results of operations. For small fixed-price projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, revenue is recognized when the work is completed.

Estimating valuation allowances and accrued liabilities

          The preparation of our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          We specifically analyze accounts receivable and also analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, changes in customer demand and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and/or expenses for any period if management made different judgments or utilized different estimates.

          We have restructured business units in the past and have established reserves at the low end of the range of estimable cost against outstanding commitments for leased properties that we have vacated. These reserves are based upon our estimate of the landlord’s willingness to negotiate a termination fee, the time required to sublet the properties and the amount of sublease income that we estimate will be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. See “New Accounting Standards”, discussed later in this section.

Accounting for income taxes

          We use the asset and liability method to account for income taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability and assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance for deferred tax assets or increase this allowance in a period, we may need to include an expense within the tax provision in our Condensed Consolidated Statements of Operations.

          Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The valuation allowance is based on estimates of taxable income for each jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially affect our financial position and results of operations.

Valuation of long-lived assets, including goodwill

          We review, at least annually, goodwill resulting from purchase business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          For long-lived assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results and proceeds from disposition which are used in the preparation of projected cash flows and, should different conditions prevail or judgments be made, material impairment charges could be necessary.

Results of Operations

Revenue

	Three Months Ended

	March 29,	March 30,
	2003	2002	% Change

	(In millions, except percentages)
Product	$141.3	$219.0	(36)%
Services	32.4	43.3	(25)%
Maintenance	82.2	82.4	0%

Total revenue	$255.9	$344.7	(26)%

Sources of Revenue as a Percent of Total Revenue

Product	55%	63%
Services	13%	13%
Maintenance	32%	24%

          Product revenue decreased $77.7 million in the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to a decrease in sales volume of our IC implementation and verification software products and a shift in the mix of software license types executed in each period. We continue to experience increasing customer preference for our subscription licenses, which give customers limited access to new technology. Product revenue associated with subscription licenses is recognized ratably over the term of the license, which has the effect of deferring the timing of revenue recognition to future periods.

          We expect revenue recognized on a ratable basis to continue to increase as a percentage of product revenue on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time.

          Services revenue decreased $10.9 million in the three months ended March 29, 2003 when compared to the same period in 2002 primarily due to a decrease in the Design Foundry business, fewer new engagements and fewer services hours billed on existing engagements. We believe this is attributable to a reduction in customer spending for external services as a result of the ongoing economic downturn experienced in the electronics industry which we serve. We expect reduced customer spending to affect services revenue in the future to the extent the economy in general, and the electronics industry in particular, continue to experience slow economic growth.

          Maintenance revenue declined $0.2 million in the three months ended March 29, 2003, when compared to the same period in 2002, primarily due to fewer renewals of maintenance contracts.

          Additional financial information about segments can be found in Note 10 of Notes to Condensed Consolidated Financial Statements.

Revenue by Geography

	Three Months Ended

	March 29,	March 30,
	2003	2002	% Change

	(In millions, except percentages)
Domestic	$129.3	$194.7	(34)%
International	126.6	150.0	(16)%

Total revenue	$255.9	$344.7	(26)%

Revenue by Geography as a Percent of Total Revenue

Domestic	51%	56%
International	49%	44%

          International revenue decreased $23.4 million in the three months ended March 29, 2003, when compared to the same period in 2002, primarily due to a decrease in product and services revenue in the United Kingdom and Japan. Both our domestic and international businesses have been influenced by the revenue trends that were previously discussed on a consolidated basis. However, the rate of revenue change varies geographically due to differences in the timing of product license renewals for existing customers in those regions.

          Foreign currency exchange rates positively affected revenue by $8.7 million for the three months ended March 29, 2003, when compared to the same period in 2002, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 10 of Notes to Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended

	March 29,	March 30,
	2003	2002	% Change

	(In millions, except percentages)
Product	$8.2	$18.1	(55)%
Services	23.6	32.8	(28)%
Maintenance	15.1	16.4	(8)%

Cost of Revenue as a Percent of Related Revenue

Product	6%	8%
Services	73%	76%
Maintenance	18%	20%

          Cost of product revenue includes costs associated with the sale and licensing of our hardware and software products. Cost of product revenue primarily includes the cost of employee salary and benefits, documentation and royalties payable to third-party vendors. Cost of product revenue associated with our Cadence Verification Acceleration hardware products also includes materials, labor and overhead. These additional manufacturing costs make our cost of hardware product relatively higher, as a percentage of revenue, than our cost of software product.

          Cost of product revenue decreased $9.9 million in the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to a decrease in royalty expense and a decrease in amortized software costs.

          Cost of product revenue in the future will primarily depend upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products. We expect that cost of product revenue will decline through the remainder of 2003 as a result of lower royalty expenses and software amortization, assuming a consistent mix of hardware and software contracts.

          Cost of services revenue primarily includes costs of employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $9.2 million in the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to decreases in employee salary and benefit costs resulting from the reduction of services professionals. As a result, services gross margin as a percentage of service revenue increased slightly over the same period in 2002. We expect the cost of services revenue to be lower in 2003 when compared to 2002, primarily due to lower headcount and associated reductions in the cost of employee salary and benefits.

          Cost of maintenance revenue includes the cost of customer services, such as employee salary and benefits associated with providing hot-line and on-site support and documentation of maintenance updates. Cost of maintenance revenue, and the associated gross margin, remained relatively flat for the three months ended March 29, 2003, when compared to the same period in 2002. We expect the cost of maintenance revenue to be lower in 2003 when compared to 2002, primarily due to lower headcount and associated reductions in the cost of employee salary and benefits.

Operating Expenses

	Three Months Ended

	March 29,	March 30,
	2003	2002	% Change

	(In millions, except percentages)
Marketing and sales	$83.6	$96.8	(14)%
Research and development	85.1	78.2	9%
General and administrative	26.7	37.5	(29)%

Expenses as a Percent of Total Revenue

Marketing and sales	33%	28%
Research and development	33%	23%
General and administrative	10%	11%

          Operating expenses do not include the allocation of stock based compensation, as noted on the Condensed Consolidated Statements of Operations.

          Marketing and sales expense decreased $13.2 million in the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to a decrease in commissions and employee salary and benefit costs resulting from a decrease in employee headcount. Additionally, our overall marketing program expenses have declined. We expect marketing and sales expenses to decrease in 2003 on an annual basis when compared to 2002 as a result of a decrease in employee headcount.

          Research and development expense increased $6.9 million for the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to an increase in employee salary and benefit costs resulting from an increase in research and development employees, primarily from acquisitions, and a reduction in capitalized development costs. We expect research and development expenses to increase in 2003 on an annual basis when compared to 2002.

          General and administrative expense decreased $10.8 million in the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to a decrease in legal expenses and a decrease in employee salary and benefit costs. We expect general and administrative expenses to decrease in 2003 on an annual basis when compared to 2002.

          Foreign currency exchange rates negatively affected operating expenses by $3.1 million in the three months ended March 29, 2003 when compared to the same period in 2002, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions, except
	percentages)
Amortization of acquired intangibles	$25.3	$18.6
Amortization of acquired intangibles as a percentage of total revenue	10%	5%

          Amortization of acquired intangibles increased $6.7 million in the three months ended March 29, 2003 when compared with the same period in 2002, primarily due to the amortization of intangibles acquired from new acquisitions.

Amortization of Deferred Stock Compensation

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions, except
	percentages)
Amortization of deferred stock compensation	$9.6	$3.5
Amortization of deferred stock compensation as a percentage of total revenue	4%	1%

          We amortize deferred stock compensation using the straight-line method. Amortization of deferred stock compensation increased $6.1 million for the three months ended March 29, 2003 when compared to the same period in 2002. The increase in deferred stock compensation expense relates primarily to the additional deferred stock compensation that we have recorded resulting from certain acquisitions in which we have issued unvested in-the-money stock option grants to the employees of the acquired companies and as a result of issuing additional shares to selling shareholders based on achieving certain performance goals and continued employment with Cadence.

Restructuring and Other Charges

          In 2001, we announced a plan of restructuring throughout the company targeted at eliminating redundancies and consolidating facilities and resources. Restructuring activities continued during 2002. The restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within our Design Foundry business (formerly Tality) and certain other business and infrastructure groups.

          We did not record any additional restructuring charges related to this plan of restructuring during the three months ended March 29, 2003.

          All terminations and termination benefits associated with the 2002 restructuring activity were communicated to the affected employees prior to December 28, 2002, with all severance benefits expected to be paid by January 3, 2004. Of the notified employees, 88 employees were not yet terminated as of March 29, 2003.

          Since 2001, we have recorded facilities consolidation charges of $68.8 million in connection with the downsizing or closing of 33 sites. As of March 29, 2003, 18 sites had been vacated, 11 sites had been downsized, and actions related to the 4 remaining sites are scheduled to occur by the end of 2003.

          We have estimated the low end of the lease loss range related to all worldwide restructuring activities initiated in 2001 and 2002 is $23.1 million, which we will adjust in the future upon triggering events, such as changes in estimates of time to sublease and actual sublease rates. We have estimated that the high end of the lease loss range could be as much as $47.2 million if sublease rental rates continue to decrease in applicable markets or if it takes longer than expected to find a suitable tenant to sublease the facilities.

          Closure and downsizing costs included payments required under lease contracts, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

A summary of restructuring charges and asset impairment is as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions)
Severance and benefits	$—	$7.1
Excess facilities	—	6.0
Abandonment of assets	—	4.6

Total restructuring and other charges	$—	$17.7

Write-off of Acquired In-process Technology

          Upon consummation of the acquisition of Celestry in January 2003, we immediately charged to expense $1.7 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology became commercially viable in March 2003. Expenditures to complete the in-process technology totaled approximately $0.2 million.

Interest Expense, Other Income, Net and Income Taxes

          Interest expense remained flat for the three months ended March 29, 2003 when compared to the same period in 2002. Other income, net decreased $4.6 million for the three months ended March 29, 2003, when compared to the same period in 2002, primarily due to a decrease in gain on sale of investments.

          The following table presents the effective tax rate for the three months ended March 29, 2003 and March 30, 2002:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Effective tax rate	16%	29%

          Based on current estimates, we expect the effective tax rate for the year ending January 3, 2004 will be approximately 16%. The decrease in the effective tax rate is primarily the result of estimating a greater tax rate benefit from research and development tax credits, a decrease in foreign income taxed at a higher rate than the U.S. federal tax rate and a decrease in stock compensation that is not deductible for tax purposes.

Liquidity and Capital Resources

          At March 29, 2003, our principal sources of liquidity consisted of $261.2 million of cash and cash equivalents and short-term investments, compared to $395.6 million at December 28, 2002, and two syndicated senior unsecured credit facilities totaling $375.0 million.

          Net cash provided by operating activities decreased $1.0 million, to $1.0 million, for the three months ended March 29, 2003 when compared to $2.0 million net cash provided by operating activities during the comparable period of 2002. The decrease is primarily due to the following:

(In millions)
Net loss	$(40.5)
Net investment gain on sale, equity income or loss and write-down	15.1
Operating assets and liabilities, net of effect of acquired business	25.5
Other	(1.1)

Total decrease in net cash provided by operating activities	$(1.0)

          We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 29, 2003, we transferred accounts receivable totaling $20.1 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $80.4 million transferred during the same period of 2002. For the three months ended March 30, 2002, we have restated our Condensed Consolidated Statements of Cash Flows to include proceeds from the sale of receivables as a component of Cash Flows from Operating Activities rather than as a component of Cash Flows from Financing Activities, which is consistent with the guidance of SFAS No. 95, “Statement of Cash Flows.”

          At March 29, 2003, we had net working capital of $161.5 million, as compared with $246.8 million at December 28, 2002. The net working capital decrease was primarily due to decreases in cash and cash equivalents of $134.4 million and decreases in net receivables of $16.4 million, partially offset by decreases in accounts payable and accrued liabilities of $60.1 million.

          In addition to our short-term investments, our primary investing activities consisted of business combinations and acquired intangibles, purchases of property, plant and equipment and venture capital partnership and equity investments, which combined represented $49.2 million of cash used for investing activities for the three months ended March 29, 2003, as compared to $29.4 million for the same period in 2002.

          We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless they are considered permanently invested outside of the United States. If some or all of these foreign earnings were to be distributed to our U.S. entities, we would need to provide for additional U.S. income taxes.

          We purchased $62.0 million of our stock through our stock repurchase plan with cash and reissued $21.9 million of stock through our employee option and stock purchase programs during the three months ended March 29, 2003.

          As part of our overall investment strategy, Cadence is a limited partner in two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P. As of March 29, 2003, Cadence has contributed $73.5 million to Telos and is contractually committed to contribute up to an additional $53.2 million. Cadence’s investments in Telos are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

          As compared to December 28, 2002, Other long-term liabilities increased $16.5 million to $230.9 million at March 29, 2003. The increase was primarily attributable to an indemnity holdback relating to a recent acquisition and changes in long-term liabilities relating to restructuring activities. The primary components of Other long-term liabilities are income taxes payable of $145.5 million, deferred compensation of $36.4 million, lease obligations related to restructuring activities of $37.0 million and $12.0 million relating to the indemnity holdback.

          On September 27, 2002, we entered into two syndicated, senior unsecured credit facilities, or the 2002 Facilities, that allow us to borrow up to $375.0 million. One of the 2002 Facilities is a $187.5 million three-year revolving credit facility, or the Three-Year Facility, which terminates on September 27, 2005. The other 2002 Facility consists of a $187.5 million, 364-day revolving credit facility convertible into a term loan, or the 364-Day Facility. The 364-Day Facility will terminate on September 26, 2003; provided, that at our request and with the consent of members of the bank group that wish to do so, the date of termination may be extended for one additional 364-day period with respect to the portion of the amounts outstanding under the 364-Day Credit Agreement that a consenting bank holds. Upon the scheduled and/or extended termination, amounts outstanding under the 364-Day Facility may be converted to a one-year term loan.

          For both of the 2002 Facilities, we have the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Three-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the 2002 Facilities whenever combined borrowings under the 2002 Facilities exceed $123.8 million. We may not borrow under the 364-Day Facility if any portion of the Three-Year Facility remains unused.

          Under the 2002 Facilities Cadence must comply with certain financial and other covenants. The financial covenants specify that we must maintain a minimum Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, of not less than $200.0 million. Additionally, we must maintain a minimum fixed charge coverage ratio (the ratio of EBITDA to the sum of (i) interest expense plus (ii) 20% of funded debt plus (iii) taxes paid in cash plus (iv) capital lease payments) of not less than 1.5 to 1.0. Other covenants require us to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of our consolidated total assets. From time to time, we borrow amounts under the 2002 Facilities. At March 29, 2003, we were in compliance with the covenants in the 2002 Facilities and had outstanding borrowings of $10.0 million under the Three-Year Facility. The weighted average interest rate related to these borrowings was 4.25% as of March 29, 2003.

          A summary of contractual obligations follows:

	Payments Due by Period
	(In millions)
		Less than
	Total	1 Year	1-3 Years	Thereafter

Capital lease obligations	$1.7	$1.5	$0.2	$—
Long-term debt	10.0	—	10.0	—

Total contractual obligations	$11.7	$1.5	$10.2	$—

          In connection with our acquisitions, completed prior to March 29, 2003, we may be required to pay an additional $59.6 million in cash over the next three years if certain performance goals related to bookings and product development are achieved in full.

          We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

New Accounting Standards

          In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 are effective June 15, 2003 for all variable interest entities acquired before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results

          The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant may also impair our business operations. If any of the following risks actually occurs, our business, operating results and financial condition could be materially harmed.

We are subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn or any future downturns may reduce our revenue

          Purchases of our products and services are dependent upon the commencement of new design projects by IC manufacturers and electronics systems companies. The IC industry is cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these companies’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During these downturns, the number of new design projects may decrease. The businesses of some customers may be adversely affected by the economic downturn, which may reduce the amount of funds customers are able to devote to new projects or their creditworthiness. IC manufacturers and electronics systems companies continued to experience a downturn in demand and production which started in 2001. In the current downturn, we have experienced reduced software and maintenance revenue and services and hardware revenue. We expect revenue to continue to be adversely affected by the general downturn in the economy and, in particular, the electronics industry research and development spending. Continuation of the current downturn or future downturns could harm our business, operating results and financial condition.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete

          The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: The size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for all levels of the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions is challenging fundamental laws of physics and chemistry.
•	The ability to design System-on-Chip, or SoC, ICs increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	Increased capability of Field-Programmable Gate Array, or FPGA, technologies creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	Growth of low-cost design services businesses reduce the need for some IC companies to invest in EDA tools.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA tools and flows.

          If we are unable to respond quickly and successfully to these developments and the evolution of these changes, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must develop or acquire new products and improve our existing products and processes on a schedule that keeps pace with technological developments in our industries. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. We cannot guarantee that we will be successful in this effort.

We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions

          We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisition will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

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

Our failure to attract, train, motivate and retain key employees may harm our business

          Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Even in the current economic climate, competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results.

          In addition, new regulations proposed by the New York Stock Exchange requiring shareholder approval for all stock option plans, and prohibiting New York Stock Exchange member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

Fluctuations in operating results for any fiscal period could hurt our business and the market price of our stock

          We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of contracts for software products are in excess of $5.0 million. The failure to close a contract for one or more orders for our software products could seriously harm our quarterly operating results.

          Our operating results are also affected by the mix of license types executed in any given period. We have three basic licensing models: term, subscription and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, while product revenue associated with subscription licenses is recognized ratably over the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with non-linear payment terms or as cash is collected from customers with lower credit ratings.

          Since 2002, we continue to experience increasing customer preference for our subscription licenses, which give customers limited access to new technology. We expect revenue recognized on a ratable basis to continue to increase as a percentage of product revenue on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time.

          We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

          Stockholders should not view our historical results of operations as reliable indicators of our future performance. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of our common stock could decline dramatically.

The lengthy sales cycle of our products and services makes the timing of our revenue difficult to predict and may cause our operating results to fluctuate unexpectedly

          We have a lengthy sales cycle that generally extends at least three to six months. The length of the sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. The complexity and expense associated with our business generally requires a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

          In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects because of:

•	The timing of customers’ competitive evaluation processes; or
•	Customers’ budgetary constraints and budget cycles.

          Lengthy sales cycles for acceleration and emulation hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.

          Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of bookings shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of our common stock.

The profitability of our services business depends on factors that are difficult to control

          To be successful in our services business, we must overcome several factors that are difficult to control, including the following:

•	Our cost of services employees is high and reduces services gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and our cost of providing those services. We must pay high salaries to attract and retain professional services employees. This results in a lower gross margin than the gross margin in our software business. In addition, the high cost of training new services employees or not fully utilizing these employees can significantly lower gross margin. It is difficult to adjust staffing levels quickly to reflect customer demand for services; therefore, the services business could experience losses.
•	A portion of services contracts consists of fixed-price contracts. Some of our customers pay a fixed price for services provided, regardless of the cost we must incur to perform the contract. If our cost in performing the services were to exceed the amount the customer has agreed to pay, we would experience a loss on such contract, which could harm our business, operating results and financial condition.

We have historically suffered losses in our electronics Design Foundry business

          The market for electronics design services is sensitive to customer budgetary constraints and engineering capacity. Our Design Foundry business has historically suffered losses. If our Design Foundry business fails to increase its revenue to offset its expenses, the Design Foundry business will continue to experience losses. Our failure to succeed in the Design Foundry business may harm our business, operating results and financial condition.

Our inability to compete in our industries could seriously harm our business

          The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we were unable to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development of competitive EDA products or platforms and design and methodology services could result in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Due to budget constraints or excess engineering capacity, electronics manufacturers often choose to perform design and methodology services internally, rather than purchase these services from outside vendors;
•	The challenges of developing (or acquiring externally-developed) technology solutions which are adequate and competitive in meeting the requirements of next-generation design challenges;
•	There are a significant number of current and potential competitors in the EDA industry and the cost of entry is low;
•	Competition for attractive acquisition targets can be intense, which may make it more difficult for us to acquire companies at an acceptable price or at all; and
•	Many EDA companies have combined to deliver more comprehensive offerings than they could individually.

          We currently compete primarily with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as us because they wish to promote their own internal design departments.

Our failure to obtain software or other intellectual property licenses or adequately protect our proprietary rights could seriously harm our business

          Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. We also cannot assure you that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. The Cadence Design Foundry licenses certain software and other intellectual property of third parties, including that of competitors. Our failure to obtain, for our use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results and financial condition.

          We cannot assure you that our reliance on licenses from restrictive agreements with third parties, or that patent, copyright, trademark and trade secret protections, will be enough to be successful and profitable in the industries in which we compete.

Intellectual property infringement by or against us could seriously harm our business

          There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be forced to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results and financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being forced to enter into a license agreement with unfavorable terms could seriously harm our business, operating results and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

•	Pay damages, license fees or royalties to the party claiming infringement;
•	Stop licensing products or providing services that use the challenged intellectual property;
•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•	Redesign the challenged technology, which could be time-consuming and costly.

          If we were forced to take any of these actions, our business and results of operations may suffer.

We obtain key components for our hardware products from a limited number of suppliers

          We depend on several suppliers for certain key components and board assemblies used in our hardware-based verification products. Our inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, we currently rely on International Business Machines Corporation to manufacture hardware components for our PalladiumTM products. If there were such a reduction or interruption, our results of operations would be seriously harmed. Even if we could eventually obtain these components from alternative sources, a significant delay in our ability to deliver products would result.

Our international operations may seriously harm our financial condition because of the effect of foreign exchange rate fluctuations and other risks to our international business

          We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 49% for the first quarter of 2003 and 44% for the first quarter of 2002. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen and the euro, have had, and may continue to have, a seriously harmful effect on our revenue and operating results.

          Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. If we price our products and services in the foreign currency, we will receive fewer U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars, an increase in the exchange rate will result in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency.

          Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of one of our subsidiaries. A subsidiary’s functional currency is the currency in which it primarily conducts its operations, including product pricing, expenses and borrowings. Although we attempt to reduce the impact of foreign currency fluctuations, significant exchange rate movements may hurt our results of operations as expressed in U.S. dollars.

          Our international operations may also be subject to other risks, including:

•	The adoption and expansion of government trade restrictions;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Business interruptions or slowdowns from terrorism, military operations and war;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	U.S. government licensing requirements for exports which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

Changes in effective tax rates could affect our results of operations

          Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower statutory rates as compared to the U.S. tax rate;
•	An increase in expenses not deductible for tax purposes including write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities; or
•	Changes in tax laws or interpretations of such tax laws.

Failure to obtain export licenses could harm our business

          We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Although we have not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm our business, operating results and financial condition.

If we become subject to unfair hiring claims, we could be prevented from hiring needed employees, incur liability for damages and incur substantial costs in defending ourselves

          Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring employees or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management from our operations.

Errors or defects in our products and services could expose us to liability and harm our reputation

          Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of or delay in revenue and loss of market share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problem;
•	Increased service costs; and
•	Liability for damages.

Anti-takeover defenses in our certificate of incorporation, by-laws, and under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock

          Our Certificate of Incorporation, our By-Laws and certain provisions of the Delaware General Corporation Law that apply to us could make it difficult for another company to acquire control of our company. For example:

•	Our Certificate of Incorporation allows our Board of Directors to issue, at any time and without stockholder approval, preferred stock with such terms as it may determine. No shares of preferred stock are currently outstanding. However, the rights of holders of any of our preferred stock that may be issued in the future may be superior to the rights of holders of our common stock.
•	We have a rights plan, commonly known as a “poison pill,” which would make it difficult for someone to acquire our company without the approval of our Board of Directors.
•	Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

          All or any one of these factors could limit the price that certain investors would be willing to pay for shares of our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if the proposed transaction was favored by a majority of our independent stockholders.

Our business is subject to the risk of earthquakes, floods and other natural catastrophic events

          Our corporate headquarters, including certain of our research and development operations, and certain of our distribution facilities, are located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. In addition, several of our facilities, which include the corporate headquarters, certain of our research and development operations, and certain of our distribution operations, are in areas of San Jose that have been identified by the Director of the Federal Emergency Management Agency (FEMA), as being located in a special flood area. The areas at risk are identified as being in a 100 year flood plain, using FEMA’s Flood Hazard Boundary Map or the Flood Insurance Rate Map. If significant seismic or flooding activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk

Interest Rate Risk

          Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents, short-term and long-term investments and interest paid on our long-term debt obligations as well as costs associated with foreign currency hedges.

          We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

          On September 27, 2002, we entered into two syndicated, senior unsecured credit facilities that allow us to borrow up to $375.0 million. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the 2002 credit facilities.

          The table below presents the carrying value and related weighted average interest rates for our interest bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. The carrying value approximated fair value at March 29, 2003.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Commercial Paper – fixed rate	$143.8	1.37%
Cash equivalents – variable rate	55.6	1.46%
Cash – variable rate	23.2	2.17%

Total interest bearing instruments	222.6	1.48%
Total non-interest bearing cash	16.8

Total cash and cash equivalents	$239.4

Foreign Currency Risk

          Our operations include transactions in foreign currencies and, as such, we benefit from a weaker dollar and we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening U.S. dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening U.S. dollar is a reduction in revenue offset by a smaller reduction in expenses.

          We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other income, net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

          We do not use forward contracts for trading purposes. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts mature.

          The table below provides information as of March 29, 2003 about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature prior to May 16, 2003.

		Weighted
	Notional	Average
	Principal	Contract Rate

	(In millions)
Forward Contracts:
Euro	$32.5	1.08
Japanese yen	24.7	117.58
British pound sterling	24.0	1.60
Canadian dollars	10.4	1.48
Hong Kong dollars	4.7	7.80
Swedish krona	2.0	8.46
Singapore dollars	1.4	1.74

	$99.7

Estimated fair value	$0.7

          While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not materially impact our results of operations and financial position during the three months ended March 29, 2003. The realized gain (loss) on the forward contracts as they matured was not material to our consolidated operations.

Equity Price Risk

          We repurchase shares of our common stock under our stock repurchase program. Repurchased shares may be used for general corporate purposes including the share issuance requirements of our employee stock option and purchase plans and acquisitions. We may purchase stock in the open market for cash, or may purchase call options or sell put warrants to mitigate equity price risk associated with our stock repurchase program. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of our common stock to us at a specified price. Similarly, the call options entitle us to buy shares of our common stock at a specified price. We have the option to elect “net share settlement,” rather than physical settlement, of put warrants that are exercised; that is, we have the right to settle the exercised put warrants with shares of our common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of our common stock. Our stock repurchase program includes the following characteristics:

•	We may purchase shares of our common stock on the open market at the prevailing market prices.
•	Call options allow us to buy shares of our common stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, we will typically exercise the option and receive shares of our stock. If the market price of the common stock is less than the exercise price of a call option, we typically will not exercise the option.
•	Call option issuers may accumulate a substantial number of shares of our common stock in anticipation of our exercising the call option and may dispose of these shares if and when we fail to exercise our call option. This could cause the market price of our common stock to fall.
•	Depending on the exercise price of the put warrants and the market price of our common stock at the time of exercise, “net share settlement” of the put warrants with our common stock could cause us to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the open market, which could cause the price of our common stock to fall.
•	Put warrant holders may accumulate a substantial number of shares of our common stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants and we issue shares in settlement of their put warrants. This could also cause the market price of our common stock to fall.

          As of March 29, 2003, there were no put warrants or call options outstanding.

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

          Based on the evaluation described above and subject to the discussion below, the CEO and CFO concluded that Cadence’s controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls since the date of their last evaluation. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to our pending claims and litigation and may revise our estimates.

          On January 7, 1999, in a suit captioned Mentor Graphics Corporation, et al. v. Lobo, et al., Delaware Chancery Court, New Castle County, Civ. Action No. 16843-NC (“Mentor II”), Mentor filed and served an amended complaint asserting claims against Cadence, Quickturn and the Quickturn Board of Directors for declaratory and injunctive relief for various alleged breaches of fiduciary duty purportedly owed by Quickturn and its Board of Directors to Quickturn’s shareholders in connection with the merger between Quickturn and Cadence. Mentor further alleged that Cadence aided and abetted Quickturn and its Board of Directors in those purported breaches. Mentor acknowledged that the suit became moot upon consummation of the Cadence acquisition of Quickturn, and on February 13, 2002, the Court dismissed the case on that basis. However, Mentor sought an award of attorney’s fees in the case, as well as in a prior related case in which Cadence was not a party. In May 2000, Mentor advised the Delaware Chancery Court of its objection to the settlement of a companion action brought on behalf of certain Quickturn shareholders, a settlement which is conditioned upon approval of the settlement by the Chancery Court and upon Mentor’s not being awarded attorneys’ fees in either Mentor II or the related case. In an order dated August 17, 2001, the Chancery Court denied Mentor’s fee application. Mentor filed a notice of appeal with the Delaware Supreme Court of the denial of the fee application. On July 25, 2002, the Chancery Court approved the settlement of the companion action. Mentor filed a notice of appeal from that order. The appeals were subsequently consolidated, and the Delaware Supreme Court heard argument on March 4, 2003. On March 25, 2003, the Delaware Supreme Court unanimously denied Mentor’s appeal, and affirmed the decision of the

Chancery Court. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

          On July 21, 1999, Mentor filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s MercuryTM hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury PlusTM product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s MercuryTM hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

          On March 24, 2000, Mentor and Meta Software Corporation and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827 allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was consolidated with the actions described in the preceding paragraph. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

          On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C 00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-01030 SI, C 00-03291 SI and C 02-1426 SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor has indicated that it intends to appeal the jury’s verdict. Cadence intends to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

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

          On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court for the District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s PalladiumTM product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the court ordered the action to be transferred to the U.S. District Court for the Northern District of California. Cadence believes the claim is without merit and is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

          On February 14, 2003, Cadence issued 10,537,983 shares as a portion of the first anniversary earnout consideration in connection with its acquisition of Silicon Perspective Corporation. The shares were issued in reliance upon an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

          In connection with our acquisition of CadMOS Design Technology, Inc., or CadMOS, completed in February 2001, we will issue to former CadMOS shareholders up to an additional 181,615 shares of our capital stock based on performance goals attained during the three months ended March 29, 2003. Such shares will be issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

          In connection with our acquisition of DSM Technologies, Inc., or DSM, completed in January 2002, we issued to former DSM shareholders an additional 264,851 shares of our capital stock based on performance goals attained during the three months ended March 29, 2003. Such shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

3.02	The Registrant’s Amended and Restated Bylaws, as currently in effect.
10.10	The Registrant’s Amended and Restated 1993 Non-Statutory Stock Option Plan
10.43	The Registrant’s Amended and Restated 2000 Non-Statutory Stock Option Plan
10.47	The Registrant’s Amended and Restated 1997 Non-Statutory Stock Option Plan
99.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

          On March 14, 2003, a current report on Form 8-K was furnished to the SEC to report that Cadence’s Chief Executive Officer, H. Raymond Bingham, and its Chief Financial Officer, William Porter, each delivered sworn statements to the Securities and Exchange Commission in accordance with Commission Order No. 4-460 (June 27, 2002) and the published Statement of the Commission Staff (July 29, 2002), and each of the Chief Executive Officer, H. Raymond Bingham, and the Chief Financial Officer, William Porter, made certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying Cadence’s Annual Report on Form 10-K for the year ended December 28, 2002.

          On April 15, 2003, a current report on Form 8-K was furnished to the SEC to report that Cadence issued a press release announcing its financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	May 9, 2003	By:	/s/ H. Raymond Bingham

H. Raymond Bingham
President, Chief Executive Officer, and Director

DATE:	May 9, 2003	By:	/s/ William Porter

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

Date: May 9, 2003

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

Date: May 9, 2003

By:	/s/ William Porter

William Porter
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.02	The Registrant’s Amended and Restated Bylaws, as amended and restated on May 7, 2003.
10.10	1993 Nonstatutory Stock Incentive Plan, as amended and restated.
10.43	2000 Nonstatutory Equity Incentive Plan, as amended and restated.
10.47	1997 Nonstatutory Stock Incentive Plan, as amended and restated.
99.1	Certification of the Chief Executive Officer, H. Raymond Bingham, of Cadence Design Systems, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer, William Porter, of Cadence Design Systems, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.