Form 10-Q
period 2003-06-28
CADENCE DESIGN SYSTEMS INC
filed 2003-08-08
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
OR
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

      On August 2, 2003, 271,486,612 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
CADENCE DESIGN SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
CADENCE DESIGN SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
CADENCE DESIGN SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.5
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 28,	December 28,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents	$207,213	$371,327
Short-term investments	34,205	24,286
Receivables, net	327,977	313,968
Inventories	11,277	9,614
Prepaid expenses and other	46,103	39,448

Total current assets	626,775	758,643
Property, plant and equipment, net	421,728	434,491
Acquired intangibles, net	1,058,115	883,339
Installment contract receivables, net	121,170	113,185
Other assets	211,881	248,603

Total Assets	$2,439,669	$2,438,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$933	$1,609
Accounts payable and accrued liabilities	268,020	297,399
Deferred revenue	218,060	212,882

Total current liabilities	487,013	511,890

Long-Term Liabilities:
Long-term debt and capital lease obligations	35,125	52,659
Other long-term liabilities	285,757	214,407

Total long-term liabilities	320,882	267,066

Stockholders’ Equity:
Common stock and capital in excess of par value	1,091,518	1,100,380
Deferred stock compensation	(42,954)	(44,426)
Retained earnings	580,491	607,460
Accumulated other comprehensive income (loss)	2,719	(4,109)

Total stockholders’ equity	1,631,774	1,659,305

Total Liabilities and Stockholders’ Equity	$2,439,669	$2,438,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenue:
Product	$160,630	$226,064	$301,912	$445,113
Services	34,801	37,026	67,189	80,292
Maintenance	81,006	81,730	163,212	164,129

Total revenue	276,437	344,820	532,313	689,534

Costs and Expenses:
Cost of product	7,019	29,822	15,230	47,922
Cost of services	23,971	28,784	47,598	61,550
Cost of maintenance	13,929	17,340	29,004	33,768
Marketing and sales	85,265	96,170	168,880	192,951
Research and development	88,376	78,255	173,498	156,445
General and administrative	20,107	25,552	46,784	63,082
Amortization of acquired intangibles	26,017	19,048	51,303	37,697
Amortization of deferred stock compensation (A)	9,517	7,454	19,137	10,947
Restructuring and other charges	1,352	55,523	1,352	73,231
Write-off of acquired in-process technology	3,800	27,400	5,500	27,400

Total costs and expenses	279,353	385,348	558,286	704,993

Loss from operations	(2,916)	(40,528)	(25,973)	(15,459)
Interest expense	(640)	(421)	(1,314)	(900)
Other expense, net	(6,192)	(9,401)	(5,284)	(3,919)

Loss before provision (benefit) for income taxes	(9,748)	(50,350)	(32,571)	(20,278)
Provision (benefit) for income taxes	(1,895)	(4,029)	(5,602)	4,698

Net loss	$(7,853)	$(46,321)	$(26,969)	$(24,976)

Basic net loss per share	$(0.03)	$(0.18)	$(0.10)	$(0.10)

Diluted net loss per share	$(0.03)	$(0.18)	$(0.10)	$(0.10)

Weighted average common shares outstanding	267,887	251,250	268,128	250,453

Weighted average common and potential common shares outstanding –– assuming dilution	267,887	251,250	268,128	250,453

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$1,103	$467	$1,347	$771
Marketing and sales	2,864	2,681	6,703	3,888
Research and development	4,942	2,175	9,955	3,214
General and administrative	608	2,131	1,132	3,074

	$9,517	$7,454	$19,137	$10,947

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Cash and Cash Equivalents at Beginning of Period	$371,327	$206,311

Cash Flows from Operating Activities:
Net loss	(26,969)	(24,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,215	99,488
Amortization of deferred stock compensation	19,137	10,947
Net investment gain on sale, equity (income) loss and write-down	(152)	(23,046)
Write-off of long-term investment securities	5,127	13,400
Write-off of acquired in-process technology	5,500	27,400
Write-off of inventory	- - - -	9,338
Non-cash restructuring and other charges	- - - -	4,208
Tax benefits from employee stock transactions	- - - -	418
Deferred income taxes	- - - -	553
Provisions for losses on trade accounts receivable	13,582	5,426
Other non-cash items	3,249	2,167
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(5,078)	(49,257)
Proceeds from the sale of receivables	27,880	138,767
Inventories	(1,663)	1,599
Prepaid expenses and other	(2,859)	(13,826)
Installment contract receivables	(33,529)	(143,944)
Other assets	20,953	(38,196)
Accounts payable and accrued liabilities	(90,132)	(28,118)
Deferred revenue	(738)	16,411
Other long-term liabilities	8,393	44,902

Net cash provided by operating activities	37,916	53,661

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments –– available-for-sale	- - - -	37,745
Purchases of short-term investments –– available-for-sale	- - - -	(10,050)
Purchases of property, plant and equipment	(37,460)	(68,015)
Investment in venture capital partnerships and equity investments	(9,402)	(5,337)
Net cash (paid) acquired for business combinations and acquired intangibles	(104,635)	28,518

Net cash used for investing activities	(151,497)	(17,139)

Cash Flows from Financing Activities:
Proceeds from credit facility	45,000	- - - -
Principal payments on credit facility and capital leases	(63,247)	(710)
Proceeds from issuance of common stock	28,796	52,419
Purchases of stock	(61,964)	(58,154)

Net cash used for financing activities	(51,415)	(6,445)

Effect of exchange rate changes on cash	882	2,798

Increase (decrease) in cash and cash equivalents	(164,114)	32,875

Cash and Cash Equivalents at End of Period	$207,213	$239,186

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements included in this Quarterly Report have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

Restated Condensed Consolidated Statements of Cash Flows and Other Reclassifications

      For the six months ended June 29, 2002, Cadence has restated its Statements of Cash Flows to include proceeds from the sale of receivables as a component of Cash Flows from Operating Activities rather than as a component of Cash Flows from Financing Activities, which is consistent with the guidance of Statement of Financial Accounting Standards, or SFAS, No. 95, “Statement of Cash Flows.” Certain other balances have been reclassified to conform to the 2003 presentation. Cadence does not consider such reclassifications to be significant.

NOTE 2. NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 are effective for periods beginning after June 15, 2003 for all variable interest entities acquired before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires companies to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that requires a transfer of assets and that meets the definition of liabilities in Concepts Statement 6 and other recognition criteria in SFAS No. 5, “Recognition and Measurement in Financial

Statements of Business Enterprises,” be reported as a liability. SFAS No. 150 also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 3. ACQUISITIONS

Innotech Corporation

      In June 2003, Cadence acquired distribution rights to certain customers, certain assets and key personnel from Innotech Corporation, or Innotech, a publicly-traded developer and distributor of software, electronic devices and semiconductor manufacturing equipment in Japan. Concurrent with this acquisition, Cadence also modified its distributor agreement with Innotech. Prior to the acquisition, Cadence licensed most of its software products in Japan through Innotech, of which Cadence was, and continues to be, a 15% stockholder. Cadence will now directly license its software products to customers for which Cadence has acquired the distribution rights from Innotech.

      Cadence considered SFAS No. 141, “Business Combinations”, and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” in concluding that a business was acquired in this transaction. Cadence also determined that the distributor arrangement and the agreement to acquire a portion of Innotech’s business should be combined for the purposes of determining the total initial purchase price, as both of these agreements were entered into concurrently with Innotech.

      The aggregate purchase price of this acquisition was $77.3 million, which includes cash and acquisition costs. The estimated fair values of the assets acquired and liabilities assumed have been determined, in part, by a third party appraiser through established valuation techniques and included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for the Innotech distribution rights and assets and the estimated amortization period for the acquired intangibles:

(In thousands)
Receivables, net	$8,755
Installment contract receivables	11,478
Acquired intangibles:
Distribution rights (ten-year weighted-average useful life)	30,100
Customer contracts and related relationships (ten-year weighted-average useful life)	8,600
Non-compete agreements (four-year weighted-average useful life)	1,800
Goodwill	31,939

Total assets acquired	92,672

Current liabilities	15,421

Total liabilities assumed	15,421

Net assets acquired	$77,251

      The $31.9 million of goodwill was assigned to the Product segment. The goodwill is expected to be deductible for income tax purposes.

Get2Chip.com, Inc.

      In April 2003, Cadence acquired Get2Chip.com, Inc., or Get2Chip, a privately-held developer of nanometer-scale synthesis technology. Cadence purchased Get2Chip to acquire key personnel and technology. The aggregate initial purchase price was $77.2 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in each of the three years following the acquisition. Get2Chip’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Get2Chip and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$3,795
Property, plant and equipment, net	270
Other assets	95
Acquired intangibles:
Existing technology (six-year weighted-average useful life)	13,300
In-process technology	3,800
Patents (six-year weighted-average useful life)	2,600
Non-compete agreements (three-year weighted-average useful life)	2,100
Other intangibles (one-year weighted-average useful life)	400
Goodwill	55,326

Total assets acquired	81,686

Current liabilities	4,515

Total liabilities assumed	4,515

Net assets acquired	$77,171

      The $3.8 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      The $55.3 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

Celestry Design Technologies, Inc.

      In January 2003, Cadence acquired Celestry Design Technologies, Inc., or Celestry, a privately-held developer of silicon modeling tools and full-chip circuit simulation technology. Cadence purchased Celestry to acquire key personnel and technology. The aggregate initial purchase price was $64.4 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in each of the first two years following the acquisition. Celestry’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

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

      The $1.7 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The in-process technology write-off is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      The $39.8 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

          Other Acquisitions

      For the three months ended June 28, 2003, Cadence also acquired one other company for an initial aggregate purchase price of $16.0 million, which included the payment of cash and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings, product development and employee retention are achieved in each of the three years following the acquisition.

      Goodwill of $7.6 million recorded in connection with this acquisition was assigned to the Product segment and is not expected to be deductible for income tax purposes.

      Comparative pro forma financial information for acquisitions completed in 2003 has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.

Acquisition Related Earnouts

      In the six months ended June 28, 2003, Cadence recorded an additional $10.4 million of goodwill and $0.6 million in additional deferred stock compensation representing 1.0 million shares, valued at $11.0 million. The additional goodwill and deferred stock compensation related to the achievement of certain performance goals related to bookings, product development and employee retention resulting from acquisitions. The goodwill is not expected to be deductible for income tax purposes.

NOTE 4.     LONG-TERM NON-MARKETABLE INVESTMENT SECURITIES

      Cadence’s long-term non-marketable investment securities are carried at cost and are included in Other assets in the Condensed Consolidated Balance Sheets. If Cadence determines that an other-than-temporary decline in value exists in a long-term non-marketable equity security, Cadence writes down the investment to its fair value. In the three and six months ended June 28, 2003, Cadence recorded write-downs of long-term non-marketable investments of $3.6 million and $5.1 million, respectively. In the three and six months ended June 29, 2002, Cadence recorded write-downs of long-term non-marketable investments of $10.0 million and $13.4 million, respectively. These write-downs are included in Other expense, net, in the Condensed Consolidated Statement of Operations.

NOTE 5.     RESTRUCTURING AND OTHER CHARGES

      In 2001, Cadence announced a plan of restructuring intended to reduce costs by eliminating excess personnel and consolidating facilities and resources. The restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within Cadence’s Design Foundry business (formerly Tality) and also aimed at certain other business and infrastructure groups.

      During the three months ended June 28, 2003, Cadence recorded $1.4 million of net restructuring charges related to this plan of restructuring consisting of $0.8 million of severance and benefits, $0.4 million of asset-related charges and $0.2 million related to excess facilities. The $0.2 million, net, related to changes in estimates of sublease rates for excess facilities offset by an expense for the restructuring of an agreement. All terminations and termination benefits associated with these restructuring activities were communicated to the affected employees prior to June 28, 2003, with all severance benefits expected to be paid by January 3, 2004.

      Since 2001, Cadence has recorded facilities consolidation charges of $68.9 million in connection with the downsizing or closing of 32 sites. As of June 28, 2003, 18 sites had been vacated, 11 sites had been downsized, and the 3 remaining sites are scheduled to be vacated by the end of 2003.

      Cadence has estimated the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001 to be $17.4 million, which amount will be adjusted in the future based upon certain triggering events, such as changes in estimates of time to sublease and actual sublease rates. Cadence has estimated that the high end of the lease loss range could be as much as $42.0 million if sublease rental rates continue to decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

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

      The following table summarizes Cadence’s restructuring activity for the six months ended June 28, 2003:

	For the Six Months Ended June 28, 2003

	Severance
	And	Excess	Asset-
	Benefits	Facilities	Related	Total

	(In thousands)
Balance, December 28, 2002	$23,802	$53,442	$3,155	$80,399
Restructuring charges, net	833	157	362	1,352
Reclassifications	279	478	(757)	- - - -
Non-cash charges	179	924	(1,031)	72
Cash charges	(21,810)	(15,541)	(368)	(37,719)

Balance, June 28, 2003	$3,283	$39,460	$1,361	$44,104

      As of June 28, 2003, the $44.1 million of accrued restructuring consisted of $17.1 million in Accounts payable and accrued liabilities and $27.0 million in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 6. CREDIT FACILITIES

      Cadence is party to two syndicated, senior unsecured credit facilities dated September 27, 2002 and amended as of June 24, 2003, referred to as Credit Facilities. The first Credit Facility, the Multi-Year Facility, is a $187.5 million, three-year revolving credit facility which terminates on September 27, 2005. The other Credit Facility, or the 364-Day Facility, is a $187.5 million, 364-day revolving credit facility which terminates on September 26, 2003; provided, that with lender consent, the date of termination of any or all lending commitments may be extended for one additional 364-day period. Upon the scheduled or extended termination, outstanding amounts may be converted to a one-year term loan.

      For both of the Credit Facilities, Cadence has the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Multi-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the Credit Facilities whenever combined borrowings under the Credit Facilities exceed $123.8 million. Cadence may not borrow under the 364-Day Facility if any portion of the Multi-Year Facility remains unused.

      Under the Credit Facilities, Cadence must comply with certain financial and other covenants. In particular, Cadence must maintain specific minimum levels of EBITDA ranging between $150 million and $200 million for the preceding four fiscal quarters as of the end of each fiscal quarter. Additionally, Cadence must maintain a minimum fixed charge coverage ratio of not less than 1.5 to 1.0. Other covenants require Cadence to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of its consolidated total assets. From time to time, Cadence borrows amounts under the Credit Facilities. At June 28, 2003, Cadence was in compliance with the covenants in the Credit Facilities and had outstanding borrowings of $35.0 million under the Multi-Year Facility. The weighted average interest rate related to these borrowings was 4.00% as of June 28, 2003.

NOTE 7. CONTINGENCIES

Legal Proceedings

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation and may revise estimates.

      On July 21, 1999, Mentor Graphics Corporation, or Mentor, filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s Mercury™ hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury Plus™ product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s

Mercury™ hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. Cadence is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On March 24, 2000, Mentor and Meta Software Corporation and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827, allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was consolidated with the actions described in the preceding paragraph. Cadence is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C 00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-01030 SI, C 00-03291 SI and C 02-1426 SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor has indicated that it intends to appeal the jury’s verdict, and filed motions to set aside the jury’s verdict on the patent counts. On July 30, 2003, the Court entered orders denying Mentor’s motions to set aside the jury’s verdict. Cadence continues to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court for the District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s Palladium™ product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the Delaware court ordered the action to be transferred to the U.S. District Court for the Northern District of California, where it was assigned Civil Action No. C 02-5343 JF. On January 6, 2003, Quickturn and Cadence filed a motion to amend their Answer and Counterclaims in this suit to add a counterclaim alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,036,473. On February 24, 2003, the Court granted Quickturn and Cadence’s motion. On June 5, 2003, Quickturn and Cadence filed additional counterclaims alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,329,470 and U.S. Patent No. 5,477,475. On June 25, 2003, Mentor and IKOS filed additional counterclaims alleging that certain unidentified Quickturn emulation products infringe IKOS’ U.S. Patent No. 6,223,148 and U.S. Patent No. 5,649,176, and seeking further unspecified damages and injunctive relief. Cadence believes Mentor and IKOS’ claims are without merit and is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On December 30, 2002, Cadence filed a complaint against IKOS and Mentor in the U.S. District Court for the Northern District of California, Civil Action No. C 02-5970 JCS, alleging that IKOS’ products infringe U.S. Patent No. 5,036,473 and seeking unspecified damages and injunctive relief. Following the court’s grant of Quickturn and Cadence’s motion to amend their Answer and Counterclaims in Civil Action No. 02-5343 JF discussed in the preceding paragraph, Cadence dismissed Civil Action No. C 02-5970 JCS.

      On February 28, 2003, a purported class action entitled Liu et al. v. Credit Suisse First Boston Corporation et al., Case No. 03-CV-20459-Matinez/ Dube was filed in the U.S. District Court for the Southern District of Florida. The complaint was amended on June 19, 2003. As amended, the complaint names 25 separate defendants, including Simplex Solutions, Inc. Simplex was acquired by Cadence in June 2002. The amended complaint charges six underwriter defendants and 19 issuer defendants with a conspiracy to manipulate the price of the issuers’ stock following their respective initial public offerings by disseminating false financial information. The amended complaint charges each defendant with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount and it also seeks certain equitable relief. A motion to transfer the Liu case and coordinate it with related litigation entitled Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending in the U.S. District Court for the Southern District of New York has been filed and is pending. Cadence has not yet been required to respond to the amended complaint. Management believes the claim against it is without merit and is vigorously defending against the allegations, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      While the outcome of the disputes and litigation matters discussed above cannot be predicted with any certainty, management does not believe that the outcome of these matters will have a material adverse effect on Cadence’s consolidated financial position or results of operations.

Other Contingencies

      Cadence provides its customers with a warranty on sales of hardware products for a 90-day period. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date, Cadence has not incurred any significant costs related to warranty obligations.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Net Loss Per Share

      Basic net loss per share is computed by dividing net loss, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and six months ended June 28, 2003 and June 29, 2002, dilutive net loss per share is computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive.

      The following table presents the potential common shares outstanding at June 28, 2003 and June 29, 2002 which were not included in the computation of diluted net loss per share because their effect would be antidilutive:

	As of

	June 28,	June 29,
	2003	2002

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2013)	69,632	60,318
Warrants to purchase shares of common stock (exercised in June 2003)	- - - -	140
Restricted shares not vested	1,277	- - - -

Total potential common shares outstanding	70,909	60,458

Stock Repurchase Plan

      In August 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Cadence did not repurchase any shares under the program during the three months ended June 28, 2003. Cadence spent $62 million to repurchase 6.2 million shares during the six months ended June 28, 2003. As of June 28, 2003, the remaining repurchase authorization under this program totaled $369 million.

Employee Stock Purchase Plans

      The following table presents the common shares issued under Cadence’s employee stock purchase plans:

	Three Months Ended				Six Months Ended

	June 28,		June 29,		June 28,	June 29,
	2003		2002		2003	2002

	(In thousands)
Cadence shares issued under the employee stock purchase plans		- - - -		- - - -	2,162	932
Weighted average purchase price	$	- - - -	$	- - - -	$8.43	$19.05

Weighted average fair value	$	- - - -	$	- - - -	$9.92	$23.70

      The purchase dates under Cadence’s employee stock purchase plans are generally in February and August.

Stock-Based Compensation

      At June 28, 2003, Cadence had seven stock-based employee compensation plans under which Cadence is making grants. Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the company’s common stock. The compensation, if any, is amortized to expense over the vesting period. Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended June 28, 2003 was $5.96 as compared to $11.60 during the three months ended June 29, 2002. The weighted average fair value of options granted during the six months ended June 28, 2003 was $5.63 as compared to $14.03 during the six months ended June 29, 2002.

      The following table illustrates the effect on net loss and net loss per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the Black-Scholes option pricing model.

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss:
As reported	$(7,853)	$(46,321)	$(26,969)	$(24,976)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	7,880	5,516	15,845	8,101
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(24,807)	(34,468)	(54,182)	(85,599)

Pro forma	$(24,780)	$(75,273)	$(65,306)	$(102,474)

Basic net loss per share:
As reported	$(0.03)	$(0.18)	$(0.10)	$(0.10)

Pro forma	$(0.09)	$(0.30)	$(0.24)	$(0.41)

Diluted net loss per share:
As reported	$(0.03)	$(0.18)	$(0.10)	$(0.10)

Pro forma	$(0.09)	$(0.30)	$(0.24)	$(0.41)

NOTE 9. COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale. These transactions have been excluded from Net loss and reflected instead in Stockholders’ Equity.

      The following table sets forth the activity in Other comprehensive income (loss):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands)
Net loss	$(7,853)	$(46,321)	$(26,969)	$(24,976)
Translation gain	2,000	4,910	882	2,385
Unrealized gain (loss) on investments, net of related tax effects	7,403	(16,203)	5,946	(21,858)

Comprehensive income (loss)	$1,550	$(57,614)	$(20,141)	$(44,449)

NOTE 10. SEGMENT REPORTING

      Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results within three segments: Product, Services and Maintenance.

      The Product segment includes revenue and associated costs from software licensing, hardware sales and hardware leases. The Services segment includes revenue and associated costs to offer methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort for customers that outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization. Maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately.

      Segment income (loss) from operations is defined as gross margin under generally accepted accounting principles, less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Restructuring and other charges, Interest expense and Other expense, net. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment, and operating expenses and other income and expense items are managed on a functional basis. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue.

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

      The following tables present information about reported segments for the three months ended June 28, 2003 and June 29, 2002.

	For the Three Months Ended June 28, 2003

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$160,630	$34,801	$81,006	$ - - - -	$276,437
Cost of revenue	7,019	23,971	13,929	- - - -	44,919
Amortization of acquired intangibles	23,939	1,474	604	- - - -	26,017

Gross margin	129,672	9,356	66,473	- - - -	205,501
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	(203,265)	(203,265)
Restructuring and other charges	- - - -	- - - -	- - - -	(1,352)	(1,352)
Write-off of acquired in-process technology	(3,800)	- - - -	- - - -	- - - -	(3,800)
Interest expense and Other expense, net	- - - -	- - - -	- - - -	(6,832)	(6,832)

Segment income (loss) from operations	$125,872	$9,356	$66,473	$(211,449)	$(9,748)

	For the Three Months Ended June 29, 2002

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$226,064	$37,026	$81,730	$ - - - -	$344,820
Cost of revenue	29,822	28,784	17,340	- - - -	75,946
Amortization of acquired intangibles	18,603	375	70	- - - -	19,048

Gross margin	177,639	7,867	64,320	- - - -	249,826
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	(207,431)	(207,431)
Restructuring and other charges	- - - -	- - - -	- - - -	(55,523)	(55,523)
Write-off of acquired in-process technology	(27,400)	- - - -	- - - -	- - - -	(27,400)
Interest expense and Other expense, net	- - - -	- - - -	- - - -	(9,822)	(9,822)

Segment income (loss) from operations	$150,239	$7,867	$64,320	$(272,776)	$(50,350)

      The following tables present information about reported segments for the six months ended June 28, 2003 and June 29, 2002.

	For the Six Months Ended June 28, 2003

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$301,912	$67,189	$163,212	$ - - - -	$532,313
Cost of revenue	15,230	47,598	29,004	- - - -	91,832
Amortization of acquired intangibles	46,878	3,296	1,129	- - - -	51,303

Gross margin	239,804	16,295	133,079	- - - -	389,178
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	(408,299)	(408,299)
Restructuring and other charges	- - - -	- - - -	- - - -	(1,352)	(1,352)
Write-off of acquired in-process technology	(5,500)	- - - -	- - - -	- - - -	(5,500)
Interest expense and Other expense, net	- - - -	- - - -	- - - -	(6,598)	(6,598)

Segment income (loss) from operations	$234,304	$16,295	$133,079	$(416,249)	$(32,571)

	For the Six Months Ended June 29, 2002

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$445,113	$80,292	$164,129	$ - - - -	$689,534
Cost of revenue	47,922	61,550	33,768	- - - -	143,240
Amortization of acquired intangibles	36,824	743	130	- - - -	37,697

Gross margin	360,367	17,999	130,231	- - - -	508,597
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	(423,425)	(423,425)
Restructuring and other charges	- - - -	- - - -	- - - -	(73,231)	(73,231)
Write-off of acquired in-process technology	(27,400)	- - - -	- - - -	- - - -	(27,400)
Interest expense and Other expense, net	- - - -	- - - -	- - - -	(4,819)	(4,819)

Segment income (loss) from operations	$332,967	$17,999	$130,231	$(501,475)	$(20,278)

      Internationally, Cadence markets and supports its products and services primarily through its subsidiaries. During the six months ended June 28, 2003, Cadence licensed most of its software products in Japan through Innotech, of which Cadence is an approximately 15% stockholder. In June 2003, Cadence purchased certain assets from Innotech including distribution rights for certain customers in Japan.

      Revenue is attributed to geography based on the country in which the customer is domiciled. In the three months ended June 28, 2003 and June 29, 2002, one customer accounted for more than 10% of total revenue. In the six months ended June 28, 2003 and June 29, 2002, one customer accounted for greater than 10% of total revenue.

      The following table presents a summary of revenue by geography:

	For the Three Months Ended		For the Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands)
North America:
United States	$145,710	$179,680	$274,981	$374,350
Other	5,256	6,033	11,533	15,866

Total North America	150,966	185,713	286,514	390,216

Europe	41,706	95,935	86,451	152,501
Japan and Asia
Japan	59,641	36,464	113,040	98,097
Asia	24,124	26,708	46,308	48,720

Total Japan and Asia	83,765	63,172	159,348	146,817

Total	$276,437	$344,820	$532,313	$689,534

      The following table presents a summary of long-lived assets by geography:

	As of

	June 28,	December 28,
	2003	2002

	(In thousands)
North America:
United States	$369,268	$382,648
Other	752	903

Total North America	370,020	383,551

Europe:
United Kingdom	31,836	32,245
Other	4,970	5,285

Total Europe	36,806	37,530

Japan and Asia
Japan	1,866	2,542
Asia	13,036	10,868

Total Japan and Asia	14,902	13,410

Total	$421,728	$434,491

NOTE 11. SUBSEQUENT EVENT

      On July 15, 2003, Cadence announced a new plan of restructuring, or the 2003 Restructuring, targeted at reducing operating expenses throughout the company. The 2003 Restructuring is expected to result in the elimination of approximately 10% of Cadence’s workforce worldwide. During the third quarter of 2003, Cadence expects to recognize restructuring and other charges related to this restructuring in the range of $50 to $70 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Annual Report”). Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would” and words of similar import, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events and speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statement. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Readers are referred to the “Factors That May Affect Future Results,” “Critical Accounting Policies,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report on Form 10-Q and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to “Cadence”, “we”, “our” or similar terms in this Quarterly Report on Form 10-Q are references to Cadence and its subsidiaries.

Overview

      We provide a broad range of software and other technology, and, in addition, offer design and methodology services for the product development requirements of the world’s leading electronics companies. We license our electronic design automation, or EDA, software and hardware technology and provide a range of services throughout the world to help accelerate and manage our customers’ product development processes. Our products and services are used to design and develop complex integrated circuits, or ICs, and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics.

      Since 2001, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. We expect that our revenue will continue to be adversely affected by this trend for at least the remainder of 2003.

Acquisitions

      In June 2003, we acquired distribution rights to certain customers, certain assets and key personnel from Innotech Corporation, or Innotech, a publicly-traded developer and distributor of software, electronic devices and semiconductor manufacturing equipment in Japan. Concurrent with this acquisition, we also modified our distributor agreement with Innotech. Prior to the acquisition, we licensed most of our software products in Japan through Innotech, of which we were, and continue to be, a 15% stockholder. We will now directly license our software products to customers for which we have acquired the distribution rights from Innotech.

      The aggregate purchase price of this acquisition was $77.3 million, which includes cash and acquisition costs. The estimated fair values of the assets acquired and liabilities assumed have been determined, in part, by a third party appraiser through established valuation techniques and included in our Condensed Consolidated Financial Statements from the date of acquisition.

      In April 2003, we acquired Get2Chip.com, Inc., or Get2Chip, a privately-held developer of nanometer-scale synthesis technology. We purchased Get2Chip to acquire key personnel and technology. The aggregate initial purchase price was $77.2 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in each of the three years following the acquisition. Get2Chip’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

      In January 2003, we acquired Celestry Design Technologies, Inc., or Celestry, a privately-held developer of silicon modeling tools and full-chip circuit simulation technology. We purchased Celestry to acquire key personnel and technology. The aggregate initial purchase price was $64.4 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in each of the first two years following the acquisition. Celestry’s results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

      For a number of our acquisitions, payment of a portion of the purchase price is contingent upon the respective acquired entity’s achievement of certain performance goals, which generally relate to bookings, product development and employee retention. As a result, the amount of cash consideration or shares of our common stock issued to former stockholders of the acquired entity will increase as performance goals are achieved over a period of one to three years following completion of the respective acquisition. Accordingly, goodwill and deferred stock compensation expense will also increase upon attainment of such goals.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;
•	estimating valuation allowances and accrued liabilities;
•	accounting for income taxes; and
•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition

      We classify revenue by the three sources from which it is earned. Product revenue includes fees associated with the licensing of our software and sale of our hardware products. Maintenance revenue includes fees associated with providing technical support for our products and Services revenue includes fees received for performing methodology and design services.

          Product revenue

      We license software using three different license types:

•	Subscription licenses – software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to remix the licensed software for unspecified future technology. In general, revenue associated with licensed software is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product.
•	Term licenses – software licensed for a specific time period, generally two to three years, with no rights to return and, generally, limited rights to remix the licensed software. In general, all revenue associated with licensed software is recognized upon the effective date of the license and delivery of the licensed product.
•	Perpetual licenses – software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, all revenue associated with licensed software is also recognized upon the effective date of the license and delivery of the licensed product.

      The timing of revenue recognition for our licenses will differ depending on the license models and depending on the individual terms and conditions associated with each particular license agreement. Following is a discussion about the significant management judgments and estimates that are made and used to determine the amount of revenue recognized in any accounting period.

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

Persuasive evidence of an arrangement

      For subscription and term licenses and hardware leases, we use the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, we use a purchase order as evidence of an arrangement. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our Japanese distributor, Innotech, are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

Product delivery

      Software is delivered to customers electronically or on a CD-ROM. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

Fee is fixed or determinable

      We assess whether a fee is fixed or determinable primarily based on the payment terms associated with the transaction. We use installment contracts for subscription and term licenses and have established a history of collecting under the original contract without providing concessions on payments, products or services. The time periods of installment contracts are equal to or less than the time period of the licenses and payments are generally collected quarterly. If different conditions were to prevail, and we no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be recognized as payments under the installment contract become due and payable. This change could have a material impact on our results of operations.

Collection is probable

      We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If collection of a fee is not probable, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

Vendor-Specific Objective Evidence

      If VSOE does not exist for all elements of an arrangement to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

      Our VSOE for maintenance is generally based upon the customer’s annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. The timing of revenue recognition for both delivered and undelivered elements is in accordance with the relevant provisions of SOP 97-2.

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

      If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on our results of operations. For small fixed-price projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, revenue is recognized when the work is completed.

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

      We specifically analyze accounts receivable and also analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, changes in customer demand and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and/or expenses for any period if management were to make different judgments or utilize different estimates.

      We have restructured business units in the past and have established reserves at the low end of the range of estimable cost against outstanding commitments for leased properties that we have vacated. These reserves are based upon our estimate of the landlord’s willingness to negotiate a termination fee, the time required to sublet the properties and the amount of sublease income that we estimate will be generated between the date the property was vacated and expiration of the lease for each of the vacated properties. These estimates are reviewed and revised quarterly and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in our original estimates.

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

Valuation of long-lived assets, including goodwill

      At least annually we review for impairment of goodwill resulting from business combinations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We expect to complete our annual impairment review during the third quarter of 2003. We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      For long-lived assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in forecasting future operating results and proceeds from disposition which are used in the preparation of projected cash flows. Material impairment charges could be necessary should different conditions prevail or different judgments be made.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Product	$160.6	$226.1	(29)%	$301.9	$445.1	(32)%
Services	34.8	37.0	(6)%	67.2	80.3	(16)%
Maintenance	81.0	81.7	(1)%	163.2	164.1	(1)%

Total revenue	$276.4	$344.8	(20)%	$532.3	$689.5	(23)%

Sources of Revenue as a Percent of Total Revenue
Product	58%	65%		57%	64%
Services	13%	11%		12%	12%
Maintenance	29%	24%		31%	24%

      Product revenue decreased $65.4 million in the three months ended June 28, 2003 and decreased $143.2 million in the six months ended June 28, 2003, when compared to the same periods in 2002, primarily due to a shift in the mix of software license types executed in each period. We continue to experience increased customer preference for our subscription licenses and requests for more flexible payment terms. Product revenue associated with subscription licenses is recognized ratably over the term of the license, which has the effect of deferring the timing of revenue recognition to future periods. Product revenue also decreased in the six month period ended June 28, 2003, due to a decrease in sales volume of our IC implementation and verification software products in the first quarter of 2003 when compared to the same period in 2002.

      We expect revenue recognized on a ratable basis to continue to increase as a percentage of product revenue, on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time. In addition, revenue is impacted by the timing of renewals for existing customers.

      Services revenue decreased $2.2 million in the three months ended June 28, 2003 and decreased $13.1 million in the six months ended June 28, 2003 when compared to the same periods in 2002, primarily due to a decrease in the Cadence Design Foundry business offset in part by an increase in methodology services revenue. We believe the decrease in the Cadence Design Foundry revenue is primarily attributable to a reduction in customer spending for this type of external services as a result of the ongoing economic downturn experienced in the electronics industry which we serve. Customers, however, continue to invest in methodology services that help to optimize their in-house design team productivity. Overall, we expect reduced customer spending to affect services revenue in the future to the extent the economy in general, and the electronics industry in particular, continues to experience slow growth.

      Maintenance revenue declined $0.7 million in the three months ended June 28, 2003 and decreased $0.9 million in the six months ended June 28, 2003 when compared to the same periods in 2003, primarily due to fewer renewals of maintenance contracts.

      Additional financial information about segments can be found in Note 10 of Notes to Condensed Consolidated Financial Statements.

Revenue by Geography

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
U.S	$145.7	$179.7	(19)%	$275.0	$374.3	(27)%
Non-U.S	130.7	165.1	(21)%	257.3	315.2	(18)%

Total revenue	$276.4	$344.8	(20)%	$532.3	$689.5	(23)%

Revenue by Geography as a Percent of Total Revenue
U.S	53%	52%		52%	54%
Non-U.S	47%	48%		48%	46%

      Non-U.S. revenue decreased $34.4 million in the three months ended June 28, 2003, when compared to the same period in 2002, primarily due to a decrease in product and services revenue in Europe, partially offset by an increase in product and maintenance revenue in Japan which was primarily due to one sale representing 12% of total revenue for the three month period ended June 28, 2003. Non-U.S. revenue decreased $57.9 million in the six months ended June 28, 2003 when compared to the same period in 2002, primarily due to a decrease in product and services revenue in Europe, partially offset by an increase in product and maintenance revenue in Japan. The rate of revenue change varies geographically due to differences in the timing of product license renewals for existing customers in those regions. In addition, both our U.S. and non-U.S. businesses have been affected by the revenue trends previously discussed under “Results of Operations.”

      Foreign currency exchange rates positively affected revenue by $4.3 million for the three months ended June 28, 2003, and $13.0 million for the six months ended June 28, 2003, when compared to the same periods in 2002, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 10 of Notes to Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Product	$7.0	$29.8	(77)%	$15.2	$47.9	(68)%
Services	24.0	28.8	(17)%	47.6	61.6	(23)%
Maintenance	13.9	17.3	(20)%	29.0	33.8	(14)%
Cost of Revenue as a Percent of Related Revenue
Product	4%	13%		5%	11%
Services	69%	78%		71%	77%
Maintenance	17%	21%		18%	21%

      Cost of product revenue includes costs associated with the sale of our hardware and licensing of our software products. Cost of product revenue primarily includes the cost of employee salary and benefits, documentation and royalties payable to third-party vendors. Cost of product revenue associated with our Cadence Verification Acceleration, or CVA, hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product relatively higher, as a percentage of revenue, than our cost of software product.

      Cost of product revenue decreased $22.8 million in the three months ended June 28, 2003 and decreased $32.7 million in the six months ended June 28, 2003 when compared to the same periods in 2002, due to inventory and acquisition-related write-offs during the three months ended June 29, 2002 and decreases in royalty expense and amortized software costs during the three and six months ended June 28, 2003.

      Cost of product revenue in the future will primarily depend upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products. We expect that cost of product revenue will decline through the remainder of 2003 as compared to the same period of 2002 as a result of lower royalty expenses and software amortization.

      Cost of services revenue primarily includes costs of employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $4.8 million in the three months ended June 28, 2003 and decreased $14.0 million in the six months ended June 28, 2003 when compared to the same periods in 2002, primarily due to decreases in employee salary and benefit costs resulting from the reduction of services professionals. As a result, services gross margin as a percentage of services revenue increased slightly over the same period in 2002. We expect the cost of services revenue to be lower in 2003 when compared to 2002, primarily due to lower headcount and associated reductions in the cost of employee salary and benefits. In addition, we expect services gross margin to increase in 2003 when compared to 2002.

      Cost of maintenance revenue includes the cost of customer services, such as employee salary and benefits associated with providing hot-line and on-site support and documentation of maintenance updates. Cost of maintenance revenue decreased $3.4 million in the three months ended June 28, 2003 and decreased $4.8 million in the six months ended June 28, 2003 when compared to the same periods in 2002, due to decreases in employee salary and benefit costs resulting from the reduction of support personnel. Gross margin on maintenance revenue increased slightly for the three and six months ended June 28, 2003 when compared to the same periods in 2002, due to decreased costs of maintenance. We expect the cost of maintenance revenue to be lower in 2003 when compared to 2002, primarily due to lower headcount and associated reductions in the cost of employee salaries and benefits. In addition, we expect maintenance gross margin to increase in 2003 when compared to 2002.

Operating Expenses

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Marketing and sales	$85.3	$96.2	(11)%	$168.9	$193.0	(12)%
Research and development	88.4	78.3	13%	173.5	156.4	11%
General and administrative	20.1	25.6	(21)%	46.8	63.1	(26)%
Expenses as a Percent of Total Revenue
Marketing and sales	31%	28%		32%	28%
Research and development	32%	23%		33%	23%
General and administrative	7%	7%		9%	9%

      Operating expenses do not include the allocation of stock-based compensation, as noted on the Condensed Consolidated Statements of Operations.

      Marketing and sales expense decreased $10.9 million in the three months ended June 28, 2003 and decreased $24.1 million in the six months ended June 28, 2003 when compared to the same periods in 2002, primarily due to a decrease in employee headcount and associated costs. Additionally, our marketing program expenses have declined. We expect marketing and sales expenses to decrease during the second half of 2003 when compared to the same period in 2002 due to prior and current year restructuring actions.

      Research and development expense increased $10.1 million in the three months ended June 28, 2003 and increased $17.1 million in the six months ended June 28, 2003 when compared to the same periods in 2002, primarily due to a reduction in capitalized development costs and an increase in employee headcount and associated costs. We expect research and development expenses to decrease during the second half of 2003 as compared to the second half of 2002 due to the reduced headcount and associated costs related to 2003 restructuring activities. We expect research and development expenses on an annual basis to increase in 2003 when compared to 2002.

      General and administrative expense decreased $5.4 million in the three months ended June 28, 2003, when compared to the same period in 2002, primarily due to a decrease in employee headcount and associated costs. General and administrative expenses decreased $16.3 million in the six months ended June 28, 2003, when compared to the same period in 2002, due to a decrease in employee headcount and associated costs and decreased legal expenses. We expect general and administrative expenses to decrease during the second half of 2003 when compared to the same period in 2002 due to prior and current year restructuring actions.

      Foreign currency exchange rates negatively affected operating expenses by $3.1 million in the three months ended June 28, 2003 and $6.2 million in the six months ended June 28, 2003, when compared to the same periods in 2002, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In millions, except percentages)
Amortization of acquired intangibles	$26.0	$19.0	$51.3	$37.7
Amortization of acquired intangibles as a percentage of total revenue	9%	6%	10%	5%

      Amortization of acquired intangibles increased $7.0 million in the three months ended June 28, 2003 and increased $13.6 million in the six months ended June 28, 2003, when compared to the same periods in 2002, primarily due to the amortization of intangibles acquired from new acquisitions. We expect to continue to complete acquisitions in the second half of 2003, resulting in an increase in amortization of acquired intangibles in 2003 on an annual basis when compared to 2002.

Amortization of Deferred Stock Compensation

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In millions, except percentages)
Amortization of deferred stock compensation	$9.5	$7.5	$19.1	$10.9
Amortization of deferred stock compensation as a percentage of total revenue	3%	2%	4%	2%

      We amortize deferred stock compensation using the straight-line method. Amortization of deferred stock compensation increased $2.0 million for the three months ended June 28, 2003 when compared to the same period in 2002 and $8.2 million for the six months ended June 28, 2003 when compared to the same period in 2002. The increase in deferred stock compensation expense primarily relates to certain acquisitions in which we have assumed unvested in-the-money stock options to employees of the acquired companies, and as a result of issuing additional shares to selling shareholders of the acquired entities based on achieving certain performance goals and continued employment with Cadence. We expect to continue to complete acquisitions in the second half of 2003, resulting in an increase in amortization of deferred compensation in 2003 on an annual basis when compared to 2002.

Restructuring and Other Charges

      In 2001, we announced a plan of restructuring intended to reduce costs by eliminating excess personnel and consolidating facilities and resources. The restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within our Design Foundry business (formerly Tality) and also aimed at certain other business and infrastructure groups.

      During the three months ended June 28, 2003, we recorded $1.4 million of net restructuring charges related to this plan of restructuring consisting of $0.8 million of severance and benefits, $0.4 million of asset-related charges and $0.2 million related to excess facilities. The $0.2 million, net, related to changes in estimates of sublease rates for excess facilities offset by an expense for the restructuring of an agreement. All terminations and termination benefits associated with these restructuring activities were communicated to the affected employees prior to June 28, 2003, with all severance benefits expected to be paid by January 3, 2004.

      Since 2001, we have recorded facilities consolidation charges of $68.9 million in connection with the downsizing or closing of 32 sites. As of June 28, 2003, 18 sites had been vacated, 11 sites had been downsized, and the 3 remaining sites are scheduled to be vacated by the end of 2003.

      We have estimated the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001 to be $17.4 million, which amount will be adjusted in the future based upon certain triggering events, such as changes in estimates of time to sublease and actual sublease rates. We have estimated that the high end of the lease loss range could be as much as $42.0 million if sublease rental rates continue to decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

      Closure and downsizing costs included payments required under lease contracts, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, restoration costs associated with certain lease arrangements and costs to maintain facilities during the period after abandon-

ment. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

      A summary of restructuring charges and asset impairment is as follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In millions)
Severance and benefits	$0.8	$19.7	$0.8	$26.8
Excess facilities, net	0.2	23.2	0.2	29.2
Abandonment of assets	0.4	12.6	0.4	17.2

Total restructuring and other charges	$1.4	$55.5	$1.4	$73.2

      On July 15, 2003, we announced a new plan of restructuring, or the 2003 Restructuring, targeted at reducing operating expenses throughout the company. The 2003 Restructuring is expected to result in the elimination of approximately 10% of our workforce worldwide. During the third quarter of 2003, we expect to recognize restructuring and other charges related to this restructuring in the range of $50 to $70 million.

Write-off of Acquired In-process Technology

      Upon consummation of the acquisition of Get2Chip in April 2003, we immediately charged to expense $3.8 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 17% included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in June 2004. As of June 28, 2003, expenditures to complete the in-process technology totaled $0.8 million and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $7.3 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      Upon consummation of the acquisition of Celestry in January 2003, we immediately charged to expense $1.7 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 17% included a factor that reflected the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology became commercially viable in March 2003. Expenditures to complete the in-process technology totaled approximately $0.2 million.

Interest Expense and Other Expense, Net

      Interest expense increased $0.2 million for the three months ended June 28, 2003, and increased $0.4 million for the six months ended June 28, 2003 when compared to the same periods in 2002. Other expense, net decreased $3.2 million for the three months ended June 28, 2003 when compared to the same period in 2002, primarily due to a decrease in the write-down of investments to fair value. Other expense, net increased $1.4 million for the six months ended June 28, 2003 when compared to the same period in 2002, primarily due to a decrease in realized investment gains partially offset by a reduction in the write-down of investments to fair value.

Income Taxes

      The following table presents our effective tax rate:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Effective tax rate	19%	8%	17%	(23)%

      Based on current estimates, we expect the effective tax rate for the year ending January 3, 2004 will be approximately 17%. The increase in the effective tax rate, resulting in a larger percentage benefit for income taxes, for the three and six months ended June 28, 2003 and June 29, 2002 is primarily the result of estimating the following:

•	Greater tax rate benefit from research and development tax credits;
•	Decrease in foreign income tax at a higher rate than the U.S. federal income tax rate;
•	Decrease in the write-off of acquired in-process technology; and
•	Decrease in stock compensation that is not deductible for income tax purposes.

Liquidity and Capital Resources

      At June 28, 2003, our principal sources of liquidity consisted of $241.4 million of cash and cash equivalents and short-term investments, compared to $395.6 million at December 28, 2002, and two syndicated senior unsecured credit facilities totaling $375.0 million.

      Net cash provided by operating activities decreased $15.7 million, to $37.9 million, for the six months ended June 28, 2003 when compared to $53.7 million net cash provided by operating activities during the comparable period of 2002. The decrease is summarized as follows:

(In millions)
Net investment gain on sale, equity income and write-down	$22.9
Write-off of acquired in-process technology	(21.9)
Write-off of inventory	(9.3)
Write-off of long-term investment securities	(8.3)
Other	.9

Total decrease in net cash provided by operating activities	$(15.7)

      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 28, 2003, we transferred accounts receivable totaling $27.9 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $138.8 million transferred during the same period of 2002. For the six months ended June 29, 2002, we have restated our Condensed Consolidated Statements of Cash Flows to include proceeds from the sale of receivables as a component of Cash Flows from Operating Activities rather than as a component of Cash Flows from Financing Activities, which is consistent with the guidance of SFAS No. 95, “Statement of Cash Flows.”

      At June 28, 2003, we had net working capital of $139.8 million, as compared with $246.8 million at December 28, 2002. The decrease in net working capital was primarily due to decreases in cash and cash equivalents and short-term investments of $154.2 million, partially offset by decreases in accounts payable and accrued liabilities of $29.4 million and by increases in receivables, net, of $14.0 million.

      In addition to our short-term investments, our primary investing activities consisted of business combinations and acquired intangibles, purchases of property, plant and equipment and venture capital partnership and equity investments, which combined represented $151.5 million of cash used for investing activities for the six months ended June 28, 2003, as compared to $44.8 million for the same period in 2002.

      As part of our overall investment strategy, we are a limited partner in two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P. As of June 28, 2003, we have contributed $79.0 million to these Telos partnerships and are contractually committed to contribute to these partnerships up to an additional $47.9 million. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered permanently invested outside of the United States. If some or all of these foreign earnings were to be distributed to our U.S. entities, we would need to provide for additional U.S. income taxes.

      During the six months ended June 28, 2003, we purchased $62.0 million of our stock through our stock repurchase plan with cash and reissued $28.8 million of stock through our employee option and stock purchase programs.

      As compared to December 28, 2002, Other long-term liabilities increased $71.4 million to $285.8 million at June 28, 2003. The increase was primarily attributable to an increase in indemnity holdback relating to two recent acquisitions and an increase in deferred payments relating to another recent acquisition. The primary components of Other long-term liabilities are $37.9 million of deferred compensation and $220.5 million relating to indemnity holdbacks from acquisitions, deferred payments relating to acquisitions and deferred tax liabilities.

      We are party to two syndicated, senior unsecured credit facilities dated September 27, 2002 and amended as of June 24, 2003, referred to as the Credit Facilities. The first Credit Facility, the Multi-Year Facility, is a $187.5 million, three-year revolving credit facility which terminates on September 27, 2005. The other Credit Facility, or the 364-Day Facility, is a $187.5 million, 364-day revolving credit facility which terminates on September 26, 2003; provided, that with lender consent, the date of termination of any or all lending commitments may be extended for one additional 364-day period. Upon the scheduled or extended termination, outstanding amounts may be converted to a one-year term loan.

      For both of the Credit Facilities, we have the option to pay interest based on LIBOR plus a spread of between 1.25% and 1.50%, based on a pricing grid tied to a financial covenant, or the higher of the Federal Funds Rate plus 0.50% or the prime rate. In addition, commitment fees are payable on the unused portion of the Multi-Year Facility at rates between 0.25% and 0.335% based on a pricing grid tied to a financial covenant and on the unused portion of the 364-Day Facility at a fixed rate of 0.225%. A utilization fee of 0.25% is payable on amounts borrowed under the Credit Facilities whenever combined borrowings under the Credit Facilities exceed $123.8 million. We may not borrow under the 364-Day Facility if any portion of the Multi-Year Facility remains unused.

      Under the Credit Facilities, we must comply with certain financial and other covenants. In particular, we must maintain specific minimum levels of EBITDA ranging between $150 million and $200 million for the preceding four fiscal quarters as of the end of each fiscal quarter. Additionally, we must maintain a minimum fixed charge coverage ratio of not less than 1.5 to 1.0. Other covenants require us to maintain a minimum one-to-one ratio of current assets to current liabilities and a maximum two-to-one funded debt to EBITDA ratio, and to directly own not less than 51% of our consolidated total assets. From time to time, we borrow amounts under the Credit Facilities. At June 28, 2003, we were in compliance with the covenants in the Credit Facilities and had outstanding borrowings of $35.0 million under the Multi-Year Facility. At August 7, 2003, such amounts had been repaid, and there were no outstanding borrowings under the Credit Facilities. The weighted average interest rate related to these borrowings was 4.00% as of June 28, 2003.

      A summary of long-term debt and capital lease obligations follows:

	Payments Due by Period
	(In millions)
	Total	Less than 1 Year	1-3 Years	Thereafter

Capital lease obligations	$1.0	$0.9	$0.1	$	- - - -
Long-term debt	35.0	- - - -	35.0		- - - -

Total long-term debt and capital lease obligations	$36.0	$0.9	$35.1	$	- - - -

      In connection with our acquisitions completed prior to June 28, 2003, we are obligated to pay $22.6 million during the next 12 months. In addition, we may be required to pay an additional $77.2 million in cash over the next three years if certain performance goals related to bookings, product development and employee retention are achieved in full.

      We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 are effective for periods beginning after June 15, 2003 for all variable interest entities acquired before February 1, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires companies to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that requires a transfer of assets and that meets the definition of liabilities in Concepts Statement 6 and other recognition criteria in SFAS No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises,” be reported as a liability. SFAS No. 150 also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

      Since 2001, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. We have experienced reduced revenues in the current downturn and expect revenue to continue to be adversely affected by these trends. Continuation of the current downturn or future downturns could harm our business, operating results and financial condition.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete

      The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: The size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions is challenging fundamental laws of physics and chemistry.
•	The ability to design System-on-Chip, or SoC, ICs increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	Increased capability of Field-Programmable Gate Array, or FPGA, technologies creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	Growth of low-cost design services businesses reduce the need for some IC companies to invest in EDA tools.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA tools and flows.

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

Fluctuations in customer preferences for license types and other changes in operating results for any fiscal period could hurt our business and the market price of our stock

      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have experienced quarterly net losses for each of the past two quarters, and we may experience net losses in future periods. In addition, because we will record a $50-70 million charge in connection with our July 2003 restructuring, we expect to record a net loss for the quarter ending September 27, 2003. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of contracts for our software products are in excess of $5.0 million. The failure to close a contract for one or more orders for our software products could seriously harm our quarterly operating results.

      Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: term, subscription and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, while product revenue associated with subscription licenses is recognized ratably over the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with non-linear payment terms or as cash is collected from customers with lower credit ratings.

      We continue to experience increasing customer preference for our subscription licenses and requests for more flexible payment terms. We expect revenue recognized on a ratable basis to increase as a percentage of product revenue, on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time. In addition, revenue is impacted by the timing of renewals for existing customers.

      We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

      Stockholders should not view our historical results of operations as reliable indicators of our future performance. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of our common stock could decline dramatically.

Our future revenue is dependent in part upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services

      Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenues could decrease, which could have an adverse affect on our results of operations.

We may not receive significant revenues from our current research and development efforts for several years, if at all

      Internally developing software products and integrating acquired software products into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant revenues from these investments, if at all.

We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions

      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisition will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing term license agreements with Cadence which preclude access to products acquired by Cadence after the effective date of the license; and
•	Failure to understand and compete effectively in markets in which we have limited previous experience.

      In a number of our acquisitions, we have agreed to make future cash or stock payments based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of bookings, product development and employee retention goals during a specified number of years following completion of the applicable acquisition. Future acquisitions may involve issuances of stock (which may be dilutive), expenditure of substantial cash resources or the incurrence of material amounts of debt. As a result of our acquisitions, we have recorded goodwill and other intangible assets on our balance sheet. Future acquisitions may result in increased goodwill and other intangible assets, in addition to acquisition-related charges. These assets may eventually be written down to the extent they are deemed to be impaired, and any such write-downs would adversely affect our results.

Our failure to attract, train, motivate and retain key employees may harm our business

      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Even in the current economic climate, competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Additionally, if new proposed accounting standards were adopted we would be required to record a charge to compensation expense for option grants. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results.

      In addition, new regulations proposed by the New York Stock Exchange requiring shareholder approval for stock option plans, and prohibiting New York Stock Exchange member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

Our inability to compete in our industries could seriously harm our business

      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and design and methodology services could result in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Due to budget constraints or excess engineering capacity, electronics manufacturers often choose to perform design and methodology services internally, rather than purchase these services from outside vendors;
•	The challenges of developing (or acquiring externally-developed) technology solutions which are adequate and competitive in meeting the requirements of next-generation design challenges;
•	There are a significant number of current and potential competitors in the EDA industry and the cost of entry is low;
•	Competition for attractive acquisition targets can be intense, which may make it more difficult for us to acquire companies at an acceptable price or at all; and
•	Many EDA companies have combined to deliver more comprehensive offerings than they could individually.

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

We may need to change our pricing models to compete successfully

      The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce margins and can adversely affect operating results. Any broadly-based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse affect on our results of operations.

Our failure to obtain software or other intellectual property licenses or adequately protect our proprietary rights could seriously harm our business

      Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. We also cannot assure you that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the United States. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our Design Foundry business holds licenses to certain software and other intellectual property owned by third parties. Our failure to obtain, for our use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results and financial condition.

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

We may not be able to effectively implement our restructuring activities, and our restructuring may negatively impact our business

      The EDA market and the commercial electronics design and methodology services industries are highly competitive and change quickly. We have responded to increased competition and changes in the industries in which we compete by restructuring our operations and reducing the size of our workforce. Despite our efforts to structure Cadence and its businesses to meet competitive pressures and customer needs, we cannot assure you that we will be successful in implementing these restructuring activities or that the reductions in workforce will not harm our business operations and prospects. Our inability to structure our operations based on current market conditions could negatively impact our business. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in workforce based on changes in the markets and industries in which we compete.

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

The profitability of our services business depends on factors that are difficult to control

      To be successful in our services business, we must overcome several factors that are difficult to control, including the following:

•	Our cost of services employees is high and reduces services gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and our cost of providing those services. We must pay high salaries to attract and retain professional services employees. This results in a lower gross margin than the gross margin in our software business. In addition, the high cost of training new services employees or not fully utilizing these employees can significantly lower gross margin. It is difficult to adjust staffing levels quickly to reflect customer demand for services; therefore, the services business could experience losses.
•	A portion of services contracts consists of fixed-price contracts. Some of our customers pay a fixed price for services provided, regardless of the cost we must incur to perform the contract. If our cost in performing the services were to exceed the amount the customer has agreed to pay, we would experience a loss on the contract, which could harm our business, operating results and financial condition.
•	We have historically suffered losses in our Design Foundry business. The market for electronics design services is sensitive to customer budgetary constraints and engineering capacity. Our Design Foundry business has historically suffered losses. If our Design Foundry business fails to increase its revenue to offset its expenses, the Design Foundry business will continue to experience losses. Our failure to succeed in the Design Foundry business may harm our business, operating results and financial condition.

Our international operations may seriously harm our financial condition because of the effect of foreign exchange rate fluctuations and other risks to our international business

      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 47% for the second quarter of 2003 and 48% for the second quarter of 2002. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the

Japanese yen and the euro, have had, and may continue to have, a seriously harmful effect on our revenue and operating results.

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

Our operating results could be adversely affected as a result of government review of our tax returns or changes in our effective tax rates

      The Internal Revenue Service and other tax authorities regularly examine our income tax returns and a current IRS examination is underway. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. If the Internal Revenue Service or other tax authorities successfully asserts a claim that we owe additional taxes in excess of our provision for income taxes, we would be required to record changes to operations in future periods, and such charges could be substantial.

      In addition, our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower statutory rates as compared to the U.S. tax rate;
•	An increase in expenses not deductible for tax purposes, including write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities; or
•	Changes in tax laws or the interpretation of such tax laws.

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

Proposed regulations related to equity compensation could adversely affect our results of operation

      The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to US GAAP that, if implemented, would require us to record a charge to compensation expense for option grants. We currently account for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, we have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation. We cannot predict whether this requirement will be adopted, but if adopted it would have an adverse affect on our results of operations.

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

Anti-takeover defenses in our governing documents and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock

      Our governing documents and certain provisions of the Delaware General Corporation Law that apply to us could make it difficult for another company to acquire control of our company. For example:

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

We obtain key components for our hardware products from a limited number of suppliers

      We depend on several suppliers for certain key components and board assemblies used in our hardware-based verification products. Our inability to develop alternative sources or to obtain sufficient quantities of these components or board assemblies could result in delays or reductions in product shipments. In particular, we currently rely on International Business Machines Corporation to manufacture hardware components for our Palladium™ products. If there were such a reduction or interruption, our results of operations would be seriously harmed. Even if we could eventually obtain these components from alternative sources, a significant delay in our ability to deliver products would result.

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

Acts of war or terrorism could adversely and materially affect our business

      Terrorist acts or military engagement anywhere in the world could cause damage or disruption to us, our customers, partners, distributors or suppliers, or could create political or economic instability, any of which could adversely effect our business, financial condition or results of operations. Furthermore, we are uninsured for losses or interruptions caused by acts of war or terrorism.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents, short-term and long-term investments as well as interest paid on our long-term debt obligations and costs associated with foreign currency hedges.

      We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      On September 27, 2002, we entered into two syndicated, senior unsecured credit facilities that allow us to borrow up to $375.0 million. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the 2002 credit facilities.

      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at June 28, 2003.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Cash equivalents - - variable rate	$89.5	1.29%
Cash - - variable rate	53.1	1.05%
Commercial Paper - - fixed rate	40.0	1.13%

Total interest-bearing instruments	182.6	1.18%
Total non-interest bearing cash	24.6

Total cash and cash equivalents	$207.2

Foreign Currency Risk

      Our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar and we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening U.S. dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening U.S. dollar is a reduction in revenue offset by a smaller reduction in expenses.

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

      The table below provides information as of June 28, 2003 about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. All of these forward contracts matured prior to July 11, 2003.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$62.7	118.07
Euro	33.6	1.17
British pound sterling	19.8	1.65
Canadian dollars	9.4	1.37
Swedish krona	7.0	7.80
Hong Kong dollars	4.0	7.80
Singapore dollars	1.9	1.73

	$138.4

Estimated fair value	$(0.7)

      While we actively and continually manage our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not materially impact our results of operations and financial position during the three and six months ended June 28, 2003. The realized gain (loss) on the forward contracts as they matured was not material to our consolidated operations.

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

      As of June 28, 2003, there were no put warrants or call options outstanding.

Item 4. Controls and Procedures

      Cadence carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of Cadence’s “disclosure controls and procedures” and “internal controls” as of the end of the period covered by this report.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that the company’s (A) transactions are properly authorized; (B) assets are safeguarded against unauthorized or improper use; and (C) transactions are properly recorded and reported; all to permit the preparation of the company’s financial statements in conformity with generally accepted accounting principles.

      The evaluation of the company’s disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by the company and effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, Cadence sought to identify any significant deficiencies or material weaknesses in Cadence’s controls, and whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in the company’s periodic reports filed with the SEC. The company’s internal controls are also evaluated on an ongoing basis by Cadence’s internal auditors and by other personnel in Cadence’s Finance organization. The overall goals of these evaluation activities are to monitor the company’s disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

      Based on the evaluation described above and subject to the discussion below, the CEO and CFO concluded that Cadence’s controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation and may revise estimates.

      On July 21, 1999, Mentor Graphics Corporation, or Mentor, filed suit against Quickturn in the U.S. District Court for the District of Delaware, alleging that Quickturn’s Mercury™ hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury Plus™ product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s Mercury™ hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. Cadence is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On March 24, 2000, Mentor and Meta Software Corporation and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827, allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was consolidated with the actions described in the preceding paragraph. Cadence is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C 00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-01030 SI, C 00-03291 SI and C 02-1426 SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor has indicated that it intends to appeal the jury’s verdict, and filed motions to set aside the jury’s verdict on the patent counts. On July 30, 2003, the Court entered orders denying Mentor’s motions to set aside the jury’s verdict. Cadence continues to vigorously defend this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court for the District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s Palladium™ product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the Delaware court ordered the action to be transferred to the U.S. District Court for the Northern District of California, where it was assigned Civil Action No. C 02-5343 JF. On January 6, 2003, Quickturn and Cadence filed a motion to amend their Answer and Counterclaims in this suit to add a counterclaim alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,036,473. On February 24, 2003, the Court granted Quickturn and Cadence’s motion. On June 5, 2003, Quickturn and Cadence filed additional counterclaims alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,329,470 and U.S. Patent No. 5,477,475. On June 25, 2003, Mentor and IKOS filed additional counterclaims alleging that certain unidentified Quickturn emulation products infringe IKOS’ U.S. Patent No. 6,223,148 and U.S. Patent No. 5,649,176, and seeking further unspecified damages and injunctive relief. Cadence believes Mentor and IKOS’ counterclaims are without merit and is vigorously defending this matter, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      On December 30, 2002, Cadence filed a complaint against IKOS and Mentor in the U.S. District Court for the Northern District of California, Civil Action No. C 02-5970 JCS, alleging that IKOS’ products infringe U.S. Patent No. 5,036,473 and seeking unspecified damages and injunctive relief. Following the court’s grant of Quickturn and Cadence’s motion to amend their Answer and Counterclaims in Civil Action No. 02-5343 JF discussed in the preceding paragraph, Cadence dismissed Civil Action No. C 02-5970 JCS.

      On February 28, 2003, a purported class action entitled Liu et al. v. Credit Suisse First Boston Corporation et al., Case No. 03-CV-20459-Matinez/ Dube was filed in the U.S. District Court for the Southern District of Florida. The complaint was amended on June 19, 2003. As amended, the complaint names 25 separate defendants, including Simplex Solutions, Inc. Simplex was acquired by Cadence in June 2002. The amended complaint charges six underwriter defendants and 19 issuer defendants with a conspiracy to manipulate the price of the issuers’ stock following their respective initial public offerings by disseminating false financial information. The amended complaint charges each defendant with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks damages in an unspecified amount and it also seeks certain equitable relief. A motion to transfer the Liu case and coordinate it with related litigation entitled Initial Public Offering Securities Litigation, 21 MC 92 (SAS), pending in the U.S. District Court for the Southern District of New York has been filed and is pending. Cadence has not yet been required to respond to the amended complaint. Management believes the claim against it is without merit and is vigorously defending against the allegations, but the ultimate outcome is currently unknown. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on Cadence’s business, operating results or financial condition.

      While the outcome of the disputes and litigation matters discussed above cannot be predicted with any certainty, management does not believe that the outcome of these matters will have a material adverse effect on Cadence’s consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

      In connection with our acquisition of Plato Design Systems, Inc., or Plato, completed in April 2002, we issued to former Plato shareholders an additional 423,991 shares of our common stock during the three months ended June 28, 2003 based on performance goals attained. Such shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 21, 2003, the stockholders of Cadence approved the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

H. Raymond Bingham	237,943,601	1,145,156
Susan L. Bostrom	235,151,748	3,937,009
Donald L. Lucas	236,184,044	2,904,713
Sean M. Maloney	238,022,748	1,066,009
Dr. Alberto Sangiovanni-Vincentelli	237,961,989	1,126,168
George M. Scalise	235,126,273	3,962,484
Dr. John B. Shoven	233,728,223	5,360,534
Roger S. Siboni	236,570,354	2,518,403

2. A proposal to approve an amendment to the 2001 Employee Stock Purchase Plan was approved by a vote of 204,325,340 for, 34,624,791 opposed, and 138,626 withheld and no broker non-votes.

3. A proposal to approve an amendment to the 1995 Directors Stock Option Plan was approved by a vote of 161,295,906 for, 77,474,968 opposed, and 317,883 withheld and no broker non-votes.

4. A proposal for the ratification of the selection of KPMG LLP as independent auditors for the fiscal year ending January 3, 2004 was approved by a vote of 233,783,959 for, 5,188,781 opposed, and 116,017 withheld and no broker non-votes.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(b)          The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.05	1995 Director Stock Option Plan, as amended.
10.45	First Amendment dated as of June 24, 2003 to Credit Agreement, by and among Cadence Design Systems, Inc., Fleet National Bank and certain other lending institutions and Fleet National Bank in its capacity as administrative agent for the Banks, amending the Credit Agreement dated as of September 27, 2002 by and among Cadence, the Banks, Key Corporate Capital, Inc. and JPMorgan Chase Bank as co-syndication agents, The Bank of Nova Scotia and BNP/ Paribas, as co-documentation agents, and the Agent (the Multi-Year Facility).
10.46	First Amendment dated as of June 24, 2003 to Credit Agreement, by and among Cadence Design Systems, Inc., Fleet National Bank and certain other lending institutions and Fleet National Bank in its capacity as administrative agent for the Banks, amending the Credit Agreement dated as of September 27, 2002 by and among the Borrower, the Banks, Key Corporate Capital, Inc. and JPMorgan Chase Bank as co-syndication agents, The Bank of Nova Scotia and BNP/ Paribas, as co-documentation agents, and the Agent (364-day Facility).
31.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)          Reports on Form 8-K:

      On July 22, 2003, a current report on Form 8-K was furnished to the SEC to report that Cadence issued a press release and conducted a conference call announcing its financial results for the second quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: August 8, 2003	By: /s/ H. Raymond Bingham

H. Raymond Bingham President, Chief Executive Officer, and Director

DATE: August 8, 2003	By: /s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.05	1995 Director Stock Option Plan, as amended.
10.45	First Amendment dated as of June 24, 2003 to Credit Agreement, by and among Cadence Design Systems, Inc., Fleet National Bank and certain other lending institutions and Fleet National Bank in its capacity as administrative agent for the Banks, amending the Credit Agreement dated as of September 27, 2002 by and among Cadence, the Banks, Key Corporate Capital, Inc. and JPMorgan Chase Bank as co-syndication agents, The Bank of Nova Scotia and BNP/ Paribas, as co-documentation agents, and the Agent (the Multi-Year Facility).
10.46	First Amendment dated as of June 24, 2003 to Credit Agreement, by and among Cadence Design Systems, Inc., Fleet National Bank and certain other lending institutions and Fleet National Bank in its capacity as administrative agent for the Banks, amending the Credit Agreement dated as of September 27, 2002 by and among the Borrower, the Banks, Key Corporate Capital, Inc. and JPMorgan Chase Bank as co-syndication agents, The Bank of Nova Scotia and BNP/ Paribas, as co-documentation agents, and the Agent (364-day Facility).
31.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.