Form 10-Q
period 2003-09-27
CADENCE DESIGN SYSTEMS INC
filed 2003-11-07
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2003
OR
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  X      No

      On October 31, 2003, 263,048,739 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 27,	December 28,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents	$394,203	$371,327
Short-term investments	30,146	24,286
Receivables, net	288,658	313,968
Inventories	15,141	9,614
Prepaid expenses and other	60,674	39,448

Total current assets	788,822	758,643
Property, plant and equipment, net	394,889	434,491
Acquired intangibles, net	1,126,111	883,339
Installment contract receivables, net	126,434	113,185
Other assets	235,069	248,603

Total Assets	$2,671,325	$2,438,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$801	$1,609
Accounts payable and accrued liabilities	311,905	297,399
Deferred revenue	219,859	212,882

Total current liabilities	532,565	511,890

Long-Term Liabilities:
Long-term portion of capital lease obligations	80	659
Convertible notes	420,000	- - - -
Long-term debt	- - - -	52,000
Other long-term liabilities	267,118	214,407

Total long-term liabilities	687,198	267,066

Stockholders’ Equity:
Common stock and capital in excess of par value	917,231	1,100,380
Deferred stock compensation	(45,516)	(44,426)
Retained earnings	565,496	607,460
Accumulated other comprehensive income (loss)	14,351	(4,109)

Total stockholders’ equity	1,451,562	1,659,305

Total Liabilities and Stockholders’ Equity	$2,671,325	$2,438,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenue:
Product	$151,678	$210,286	$453,590	$655,399
Services	33,773	33,992	100,962	114,284
Maintenance	83,025	82,958	246,237	247,087

Total revenue	268,476	327,236	800,789	1,016,770

Costs and Expenses:
Cost of product	5,075	14,630	20,305	62,552
Cost of services	22,192	28,078	69,790	89,628
Cost of maintenance	12,662	16,007	41,666	49,775
Marketing and sales	80,758	103,216	249,638	296,167
Research and development	84,179	84,647	257,677	241,092
General and administrative	18,814	26,267	65,598	89,349
Amortization of acquired intangibles	27,790	22,034	79,093	59,731
Amortization of deferred stock compensation (A)	12,548	10,465	31,685	21,412
Mentor Graphics settlement	(14,500)	- - - -	(14,500)	- - - -
Restructuring and other charges	62,874	- - - -	64,226	73,231
Write-off of acquired in-process technology	2,000	6,600	7,500	34,000

Total costs and expenses	314,392	311,944	872,678	1,016,937

Income (loss) from operations	(45,916)	15,292	(71,889)	(167)
Interest expense	(2,392)	(663)	(3,706)	(1,563)
Other income (expense), net	2,295	171	(2,989)	(3,748)

Income (loss) before provision (benefit) for income taxes	(46,013)	14,800	(78,584)	(5,478)
Provision (benefit) for income taxes	(31,018)	6,569	(36,620)	11,267

Net income (loss)	$(14,995)	$8,231	$(41,964)	$(16,745)

Basic net income (loss) per share	$(0.06)	$0.03	$(0.16)	$(0.07)

Diluted net income (loss) per share	$(0.06)	$0.03	$(0.16)	$(0.07)

Weighted average common shares outstanding	266,755	267,300	267,605	256,461

Weighted average common and potential common shares outstanding – – assuming dilution	266,755	271,437	267,605	256,461

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$1,111	$1,360	$2,459	$2,131
Marketing and sales	3,413	3,594	10,115	7,482
Research and development	7,356	4,258	17,311	7,472
General and administrative	668	1,253	1,800	4,327

	$12,548	$10,465	$31,685	$21,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Cash and Cash Equivalents at Beginning of Period	$371,327	$206,311

Cash Flows from Operating Activities:
Net loss	(41,964)	(16,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143,347	148,735
Amortization of deferred stock compensation	31,685	21,412
Net investment gain on sale, equity (income) loss and write-down	81	(22,410)
Write-off of long-term investment securities	6,095	13,408
Write-off of acquired in-process technology	7,500	34,000
Write-off of inventory	- - - -	9,338
Non-cash restructuring and other charges	19,035	7,490
Provisions for losses on trade accounts receivable	16,598	8,433
Other non-cash items	3,309	2,175
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	69,414	(39,573)
Proceeds from the sale of receivables	33,661	162,797
Inventories	(5,527)	1,238
Prepaid expenses and other	(11,357)	3,977
Installment contract receivables	(74,949)	(211,184)
Other assets	20,842	(41,672)
Accounts payable and accrued liabilities	(74,743)	(42,596)
Deferred revenue	(13,604)	(22,065)
Other long-term liabilities	(21,102)	33,264

Net cash provided by operating activities	108,321	50,022

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments – – available-for-sale	- - - -	47,695
Purchases of short-term investments – – available-for-sale	- - - -	(10,051)
Proceeds from sale of equipment	9,147	- - - -
Purchases of property, plant and equipment	(52,353)	(95,817)
Investment in venture capital partnerships and equity investments	(34,341)	(6,193)
Net cash paid in business combinations and acquired intangibles	(143,136)	(40,226)

Net cash used for investing activities	(220,683)	(104,592)

Cash Flows from Financing Activities:
Proceeds from credit facility	45,000	95,000
Principal payments on credit facility and capital leases	(98,424)	(1,150)
Proceeds from issuance of convertible notes	420,000	- - - -
Payments of convertible notes issuance costs	(11,463)	- - - -
Proceeds from sale of common stock warrants	56,441	- - - -
Purchase of convertible notes hedge	(134,637)	- - - -
Proceeds from issuance of common stock	54,323	73,608
Purchases of treasury stock	(210,952)	(158,187)

Net cash provided by financing activities	120,288	9,271

Effect of exchange rate changes on cash	14,950	3,123

Increase (decrease) in cash and cash equivalents	22,876	(42,176)

Cash and Cash Equivalents at End of Period	$394,203	$164,135

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

      The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report reflect all adjustments (which include only normal, recurring adjustments and those items discussed in the Notes) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

      Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 28, 2002 have been reclassified to conform to the September 27, 2003 presentation. Cadence does not consider such reclassifications to be significant.

NOTE 2. NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. The consolidation requirements of FIN 46 will apply to variable interest entities that existed prior to February 1, 2003 in financial statements issued for periods ending after December 15, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. Cadence determined the adoption of FIN 46 will not have a material effect on its consolidated financial position, results of operations or cash flows.

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

NOTE 3. ACQUISITIONS

Verplex Systems, Inc.

      In August 2003, Cadence acquired Verplex Systems, Inc., or Verplex, a privately-held developer of verification technology. Cadence purchased Verplex to acquire key personnel and technology. The aggregate initial purchase price was $85.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved over a period of approximately three years following the acquisition. Verplex’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Verplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,092
Property, plant and equipment	495
Other assets	387
Acquired intangibles:
Existing technology (five-year weighted-average useful life)	16,000
Backlog (three-year weighted-average useful life)	5,400
Patents (five-year weighted-average useful life)	4,400
In-process technology	2,000
Non-compete agreements (three-year weighted-average useful life)	1,700
Trademarks (five-year weighted-average useful life)	1,100
Goodwill	53,998

Total assets acquired	103,572

Current liabilities	9,074
Long-term liabilities	9,400

Total liabilities assumed	18,474

Net assets acquired	$85,098

      The $2.0 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      The $54.0 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

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

Cadence now directly licenses its software products to customers for which Cadence acquired the distribution rights from Innotech.

      Cadence considered SFAS No. 141, “Business Combinations,” and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” in concluding that a business was acquired in this transaction. Cadence also determined that the distributor arrangement and the agreement to acquire a portion of Innotech’s business should be combined for the purposes of determining the total initial purchase price, as both of these agreements with Innotech were entered into concurrently.

      The aggregate purchase price of this acquisition was $78.7 million, which includes cash and acquisition costs. The estimated fair values of the assets acquired and liabilities assumed have been determined, in part, by a third party appraiser through established valuation techniques and included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for the Innotech distribution rights and assets and the estimated amortization period for the acquired intangibles:

(In thousands)
Receivables, net	$27,409
Acquired intangibles:
Distribution rights (ten-year weighted-average useful life)	30,100
Customer contracts and related relationships (ten-year weighted-average useful life)	8,600
Non-compete agreements (four-year weighted-average useful life)	1,800
Goodwill	36,104

Total assets acquired	104,013

Current liabilities	25,276

Total liabilities assumed	25,276

Net assets acquired	$78,737

      The $36.1 million of goodwill was assigned to the Product segment. The goodwill is expected to be deductible for income tax purposes.

Get2Chip.com, Inc.

      In April 2003, Cadence acquired Get2Chip.com, Inc., or Get2Chip, a privately-held developer of nanometer-scale synthesis technology. Cadence purchased Get2Chip to acquire key personnel and technology. The aggregate initial purchase price was $79.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in each of the three years following the acquisition. Get2Chip’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Get2Chip and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$3,795
Property, plant and equipment	270
Other assets	95
Acquired intangibles:
Existing technology (six-year weighted-average useful life)	13,300
In-process technology	3,800
Patents (six-year weighted-average useful life)	2,600
Non-compete agreements (three-year weighted-average useful life)	2,100
Other intangibles (one-year weighted-average useful life)	400
Goodwill	57,215

Total assets acquired	83,575

Current liabilities	4,515

Total liabilities assumed	4,515

Net assets acquired	$79,060

      The $3.8 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      The $57.2 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

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

      The following table summarizes the preliminary allocation of the purchase price for Celestry and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,253
Property, plant and equipment	871
Acquired intangibles:
Existing technology (four-year weighted-average useful life)	15,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Patents (four-year weighted-average useful life)	1,900
In-process technology	1,700
Trademarks (one-year weighted-average useful life)	700
Goodwill	39,284

Total assets acquired	83,108

Current liabilities	11,269
Other long-term liabilities	7,434

Total liabilities assumed	18,703

Net assets acquired	$64,405

      The $1.7 million of purchase price allocated to acquired in-process technology was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The in-process technology write-off is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      The $39.3 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

Other Acquisitions

      For the nine months ended September 27, 2003, Cadence also acquired one other company for an initial aggregate purchase price of $16.0 million, which included the payment of cash and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings, product development and employee retention are achieved in each of the three years following the acquisition.

      Goodwill of $7.6 million recorded in connection with this acquisition was assigned to the Product segment and is not expected to be deductible for income tax purposes.

      Comparative pro forma financial information for acquisitions completed in 2003 has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.

Acquisition-Related Earnouts

      In the nine months ended September 27, 2003, Cadence recorded an additional $22.4 million of goodwill that consisted of $2.4 million in cash and 1.7 million shares, valued at $20.0 million. In addition, Cadence recorded $2.1 million in additional deferred stock compensation representing 0.2 million shares. The additional goodwill and deferred stock compensation related to the achievement of certain performance goals related to bookings, product development and employee retention resulting from acquisitions. The goodwill is not expected to be deductible for income tax purposes.

NOTE 4.     ACQUIRED INTANGIBLES

      Described below is goodwill, other acquired intangibles and purchased software as of September 27, 2003 and December 28, 2002:

	2003	2002

	(In thousands)
Goodwill	$864,827	$663,197
Other acquired intangibles, net	259,131	219,203
Purchased software, net	2,153	939

Total	$1,126,111	$883,339

Goodwill

      The changes in the carrying amount of goodwill for the nine months ended September 27, 2003 are as follows:

	Product	Services
	Segment	Segment	Total

	(In thousands)
Balance as of December 28, 2002	$533,862	$129,335	$663,197
Goodwill resulting from acquisitions during the year	158,062	- - - -	158,062
Additions due to contingent consideration	54,607	- - - -	54,607
Adjustments to goodwill	(11,039)	- - - -	(11,039)

Balance as of September 27, 2003	$735,492	$129,335	$864,827

Other Acquired Intangibles

      Other acquired intangibles with finite lives are classified as of September 27, 2002 and December 28, 2002 as follows:

	As of September 27, 2003			As of December 28, 2002

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing Technology	$511,420	$(323,831)	3.1 Years	$453,261	$(258,185)	2.9 Years
Agreements and Relationships	40,600	(9,946)	2.1 Years	23,500	(4,170)	3.2 Years
Distribution Rights	30,100	(752)	9.8 Years	- - - -	- - - -	- - - -
Tradenames/ trademarks/patents	5,100	(1,395)	3.3 Years	3,300	(547)	3.3 Years
Other	14,466	(6,631)	2.1 Years	6,869	(4,825)	1.5 Years

Total other acquired intangibles	$601,686	$(342,555)		$486,930	$(267,727)

      For the three months ended September 27, 2003, amortization of other acquired intangible assets was $27.1 million as compared to $21.7 million for the same period in 2002. For the nine months ended September 27, 2003, amortization of other intangible assets was $79.1 million as compared to $58.4 million for the same period in 2002.

Estimated amortization expense is as follows:
Three months ended January 3, 2003	$25,148
Year ended December 25, 2004	88,609
Year ended December 31, 2005	63,002
Year ended December 30, 2006	33,100
Year ended December 29, 2007	21,472
Thereafter	27,800

Total estimated amortization expense	$259,131

NOTE 5.	LONG-TERM NON-MARKETABLE INVESTMENT SECURITIES

      Cadence’s long-term non-marketable investment securities are carried at cost and are included in Other assets in the Condensed Consolidated Balance Sheets. During the third quarter, Cadence made long-term non-marketable security investments of $24.9 million. If Cadence determines that an other-than-temporary decline in value exists in a long-term non-marketable investment security, Cadence writes down the investment to its fair value. In the three and nine months ended September 27, 2003, Cadence recorded write-downs of long-term non-marketable investment securities of $1.0 million and $6.1 million, respectively. In the nine months ended September 28, 2002, Cadence recorded write-downs of long-term non-marketable investment securities of $13.4 million. Cadence did not have write-downs of long-term non-marketable investment securities during the third quarter of 2002. These write-downs are included in Other expense, net, in the Condensed Consolidated Statement of Operations.

NOTE 6.	RESTRUCTURING AND OTHER CHARGES

      In 2001, Cadence announced a plan of restructuring, or the 2001 Restructuring, intended to reduce costs by eliminating excess personnel and consolidating facilities and resources. The restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within Cadence’s Design Foundry business (formerly Tality) and also aimed at certain other business and infrastructure groups. The 2001 Restructuring was accounted for in accordance with EITF No. 94-3.

      In July 2003, Cadence announced an additional plan of restructuring, or the 2003 Restructuring, intended to reduce costs and realize efficiencies by eliminating excess personnel and consolidating facilities and resources throughout the company. The facilities and asset-related portions of this restructuring were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 4 and 43.”

      During the nine months ended September 27, 2003, Cadence recorded $64.2 million of restructuring and other charges, consisting of $26.7 million of asset-related charges, $24.7 million of severance and benefits and $12.8 million net facilities costs related to space reductions and closure of excess facilities.

      Of the $26.7 million of asset-related charges, $10.8 million was directly related to the 2001 and 2003 Restructurings and $15.9 million was for other charges. The $10.8 million of asset-related restructuring charges were incurred primarily in connection with a fee owed to a third party due to a reduction in headcount, write-off of leasehold improvements for facilities included in the 2003 Restructuring, disposal of excess equipment and contract termination costs. The $15.9 million of other charges primarily related to decreases in the useful lives and abandonment of certain long-lived assets.

      The 2003 Restructuring will result in the termination of employment of approximately 560 employees. Costs resulting from this restructuring included severance payments, severance related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to September 27, 2003, with all termination benefits expected to be paid by October 2, 2004.

      The $12.8 million of net facilities costs primarily related to space reductions at six sites and closure of five sites under the 2003 Restructuring, along with further consolidation of two sites included in prior restructuring activities. Cadence ceased use of all facilities included in the 2003 Restructuring prior to September 27, 2003.

      Since 2001, Cadence has recorded facilities consolidation charges under the 2001 Restructuring of $68.9 million, related to space reductions or closures of 32 sites. As of September 27, 2003, 22 of these sites had been vacated and space reductions occurred at ten sites.

      Closure and space reduction costs included payments required under leases, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

      As of September 27, 2003, Cadence has accrued the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001, which is estimated to be $24.1 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. As of September 27, 2003, Cadence has estimated that the high end of the lease loss range could be as much as $48.4 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

      The following tables present the activity associated with restructuring and other charges for the three and nine months ended September 27, 2003:

	For the Three Months Ended September 27, 2003

		Severance
	Asset-	And	Excess
	Related	Benefits	Facilities	Total

	(In thousands)
Balance, June 28, 2003	$1,361	$3,283	$39,460	$44,104
Restructuring and other charges, net	26,339	23,874	12,661	62,874
Non-cash charges	(18,984)	147	(270)	(19,107)
Cash charges	(761)	(15,743)	(2,900)	(19,404)

Balance, September 27, 2003	$7,955	$11,561	$48,951	$68,467

	For the Nine Months Ended September 27, 2003

		Severance
	Asset-	And	Excess
	Related	Benefits	Facilities	Total

	(In thousands)
Balance, December 28, 2002	$3,155	$23,802	$53,442	$80,399
Restructuring and other charges, net	26,701	24,707	12,818	64,226
Reclassifications	(757)	279	478	- - - -
Non-cash charges	(20,015)	326	654	(19,035)
Cash charges	(1,129)	(37,553)	(18,441)	(57,123)

Balance, September 27, 2003	$7,955	$11,561	$48,951	$68,467

      The $68.5 million of restructuring and other costs that are accrued as of September 27, 2003, consist of $39.0 million in Accounts payable and accrued liabilities and $29.5 million in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 7.     CONVERTIBLE NOTES

      In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which Cadence received net proceeds of approximately $408.5 million after transaction fees of approximately $11.5 million. The Notes were issued by Cadence at approximately 98% of par and bear no interest. The Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require Cadence to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain any restrictive financial covenants.

      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of Cadence common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of Cadence’s common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold.

      In addition, in the event of a significant change in Cadence’s corporate ownership or structure, the holders may require Cadence to repurchase all or any portion of their Notes for 100% of the principal amount. Upon a significant change in Cadence’s corporate ownership or structure, in certain circumstances, Cadence may choose to pay the repurchase price in cash, shares of Cadence’s common stock or a combination of cash and shares of Cadence’s common stock.

      Cadence has agreed to file a shelf registration statement with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes with the SEC within 90 days from the initial issuance of the Notes.

      Concurrent with the issuance of the Notes, Cadence entered into convertible notes hedge transactions whereby Cadence has the option to purchase up to 26.8 million shares of Cadence’s common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to Cadence was approximately $134.6 million.

      In addition, Cadence sold warrants for the purchase of up to 26.8 million shares of Cadence’s common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. Cadence received approximately $56.4 million in cash proceeds for the sales of these warrants.

      The costs incurred in connection with the convertible notes hedge transactions and the proceeds from the sales of the warrants are included as a net reduction in common stock and capital in excess of par in the accompanying Condensed Consolidated Balance Sheet as of September 27, 2003, in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity. The convertible notes and hedge and warrant transactions are expected to reduce the potential dilution from the conversion of the Notes. If the convertible notes hedge transactions settle in Cadence’s favor, Cadence could be exposed to credit risk related to the other party.

      Subsequent to the issuance of the Notes, Cadence terminated its senior credit facilities.

NOTE 8. CONTINGENCIES

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

      On July 21, 1999, Mentor Graphics Corporation, or Mentor, filed suit against Quickturn Design Systems, Inc., or Quickturn, in the U.S. District Court for the District of Delaware, alleging that Quickturn’s Mercury™ hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury Plus™ product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s Mercury™ hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. This action was dismissed on September 30, 2003, upon motion of the parties after Mentor, Cadence and their respective affiliated parties entered into a settlement agreement effective September 23, 2003, or the Mentor Settlement. Under the Mentor Settlement, Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. Mentor also paid Cadence $18.0 million in cash under the Mentor Settlement. This amount, net of related legal costs, was recorded during the three months ended September 27, 2003.

      On March 24, 2000, Mentor and Meta Software Corporation and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827, allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was dismissed on September 30, 2003, upon motion of the parties pursuant to the Mentor Settlement.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C 00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-01030 SI, C 00-03291 SI and C 02-1426 SI) began on

January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor filed motions to set aside the jury’s verdict on the patent counts. On July 30, 2003, the Court entered orders denying Mentor’s motions to set aside the jury’s verdict. This action was dismissed on September 30, 2003, upon motion of the parties pursuant to the Mentor Settlement.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court for the District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s Palladium™ product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the Delaware court ordered the action to be transferred to the U.S. District Court for the Northern District of California, where it was assigned Civil Action No. C 02-5343 JF. On January 6, 2003, Quickturn and Cadence filed a motion to amend their Answer and Counterclaims in this suit to add a counterclaim alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,036,473. On February 24, 2003, the Court granted Quickturn and Cadence’s motion. On June 5, 2003, Quickturn and Cadence filed additional counterclaims alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,329,470 and U.S. Patent No. 5,477,475. On June 25, 2003, Mentor and IKOS filed additional counterclaims alleging that certain unidentified Quickturn emulation products infringe IKOS’ U.S. Patent No. 6,223,148 and U.S. Patent No. 5,649,176, and seeking further unspecified damages and injunctive relief. This action was dismissed on October 2, 2003, upon motion of the parties pursuant to the Mentor Settlement.

      On February 28, 2003, a purported class action entitled Liu, et al. v. Credit Suisse First Boston Corporation, et al., Case No. 03-CV-20459-Martinez/ Dube was filed in the U.S. District Court for the Southern District of Florida. The complaint was amended on June 19, 2003. As amended, the complaint named 25 separate defendants, including Simplex Solutions, Inc. Simplex was acquired by Cadence in June 2002. The amended complaint charged six underwriter defendants and 19 issuer defendants (four of whom were subsequently voluntarily dismissed) with conspiracy to manipulate the price of the issuers’ stock following their respective initial public offerings by disseminating false financial information. The amended complaint charged each defendant with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint sought damages in an unspecified amount and it also sought certain equitable relief. On August 12, 2003, the federal Judicial Panel on Multidistrict Litigation transferred this action to the U.S. District Court for the Southern District of New York, which is handling a similar litigation entitled In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On October 2, 2003, plaintiffs filed a motion for leave to further amend their complaint. In their amended complaint, Simplex is no longer named as a defendant in the action.

      While the outcome of the disputes and litigation matters discussed above cannot be predicted with any certainty, management does not believe that the outcome of these matters will have a material adverse effect on Cadence’s consolidated financial position or results of operations.

Other Contingencies

      Cadence provides its customers with a warranty on sales of hardware products for a 90-day period. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, Cadence has not incurred any significant costs related to warranty obligations.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and nine months ended September 27, 2003 and during the nine months ended September 28, 2002, dilutive net loss per share is computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive.

      The following table presents the potential common shares outstanding during the three and nine months ended September 27, 2003 and September 28, 2002 which were not included in the computation of diluted net income (loss) per share because their effect would be antidilutive:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2013)	39,727	47,820	55,162	68,978
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	140	26,829	140
Restricted shares not vested	1,079	1,036	1,079	1,036

Total potential common shares outstanding	67,635	48,996	83,070	70,154

      The weighted average shares issuable upon conversion of the Notes have been excluded in the calculation of diluted net income (loss) because the inclusion of such shares would have been anti-dilutive.

Stock Repurchase Plan

      In August 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Cadence repurchased 11.2 million shares of its common stock at a total cost of $151.9 million during the three months ended September 27, 2003 as compared to 3.0 million shares of its common stock at a total cost of $42.1 million for the three months ended September 28, 2002. Cadence repurchased 17.4 million shares of its common stock at a total cost of $213.8 million during the nine months ended September 27, 2003 as compared to 7.5 million shares of its common stock at a total cost of $116.1 million for the nine months ended September 28, 2002. As of September 27, 2003, the remaining repurchase authorization under this program totaled $217.1 million.

Stock-Based Compensation

Employee Stock Purchase Plans

      The following table presents the common shares issued under Cadence’s employee stock purchase plans:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Cadence shares issued under the employee stock purchase plans	1,974	1,616	4,135	2,548
Weighted average purchase price	$8.33	$10.58	$8.38	$13.68

Weighted average fair value	$13.67	$12.45	$11.71	$16.66

      The purchase dates under Cadence’s employee stock purchase plans are generally in February and August.

Other Stock-Based Compensation

      At September 27, 2003, Cadence had six other stock-based employee compensation plans under which Cadence is making grants. Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the company’s common stock. The compensation, if any, is amortized to expense over the vesting period. Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended September 27, 2003 was $7.06 as compared to $6.90 during the three months ended September 28, 2002. The weighted average fair value of options granted during the nine months ended September 27, 2003 was $5.71 as compared to $9.66 during the nine months ended September 28, 2002.

      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss):
As reported	$(14,995)	$8,231	$(41,964)	$(16,745)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,141	4,762	16,793	9,742
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(28,612)	(26,653)	(82,794)	(94,249)

Pro forma	$(39,466)	$(13,660)	$(107,965)	$(101,252)

Basic net income (loss) per share:
As reported	$(0.06)	$0.03	$(0.16)	$(0.07)

Pro forma	$(0.15)	$(0.05)	$(0.40)	$(0.39)

Diluted net income (loss) per share:
As reported	$(0.06)	$0.03	$(0.16)	$(0.07)

Pro forma	$(0.15)	$(0.05)	$(0.40)	$(0.39)

NOTE 10. COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale. These transactions have been excluded from Net income (loss) and reflected instead in Stockholders’ Equity.

      The following table sets forth the activity in Other comprehensive income (loss):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Net income (loss)	$(14,995)	$8,231	$(41,964)	$(16,745)
Translation gain	14,068	325	14,950	2,710
Unrealized gain (loss) on investments, net of related tax effects	(2,436)	4,870	3,510	(26,727)

Comprehensive income (loss)	$(3,363)	$13,426	$(23,504)	$(40,762)

NOTE 11. MENTOR GRAPHICS SETTLEMENT

      Effective September 23, 2003, Cadence entered into a settlement with Mentor. Under the settlement, Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies and such affiliated parties relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology.

Mentor also paid Cadence $18.0 million in cash under the settlement. This amount, net of related legal costs, was recorded during the three months ended September 27, 2003.

NOTE 12. SEGMENT REPORTING

      Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results within three segments: Product, Services and Maintenance.

      The Product segment includes revenue and associated costs from software licensing, hardware sales and hardware leases. The Services segment includes revenue and associated costs to provide methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort for customers that outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization. Maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately.

      Segment income (loss) from operations is defined as gross margin under generally accepted accounting principles, less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Restructuring and other charges, Mentor Graphics settlement, Write-off of acquired in-process technology, Interest expense and Other expense, net. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment and write-off of acquired in-process technology. Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Mentor Graphics settlement and Interest expense and Other expense, net are managed on a functional basis. Cadence does not identify or allocate Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Mentor Graphics settlement and Interest expense and Other expense, net because the information is not available by segment and is not reviewed by Cadence’s CEO to make decisions about resources to be allocated among the segments or to assess their performance. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue.

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

      The following tables present information about reported segments for the three months ended September 27, 2003 and September 28, 2002.

	For the Three Months Ended September 27, 2003

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$151,678	$33,773	$83,025	$ - - - -	$268,476
Cost of revenue	5,075	22,192	12,662	- - - -	39,929
Amortization of acquired intangibles	25,968	1,218	604	- - - -	27,790

Gross margin	120,635	10,363	69,759	- - - -	200,757
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	196,299	196,299
Restructuring and other charges	- - - -	- - - -	- - - -	62,874	62,874
Mentor Graphics settlement	- - - -	- - - -	- - - -	(14,500)	(14,500)
Write-off of acquired in-process technology	2,000	- - - -	- - - -	- - - -	2,000
Interest expense and Other expense, net	- - - -	- - - -	- - - -	97	97

Segment income (loss) from operations	$118,635	$10,363	$69,759	$(244,770)	$(46,013)

	For the Three Months Ended September 28, 2002

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$210,286	$33,992	$82,958	$ - - - -	$327,236
Cost of revenue	14,630	28,078	16,007	- - - -	58,715
Amortization of acquired intangibles	20,218	1,447	369	- - - -	22,034

Gross margin	175,438	4,467	66,582	- - - -	246,487
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	224,595	224,595
Write-off of acquired in-process technology	6,600	- - - -	- - - -	- - - -	6,600
Interest expense and Other expense, net	- - - -	- - - -	- - - -	492	492

Segment income (loss) from operations	$168,838	$4,467	$66,582	$(225,087)	$14,800

      The following tables present information about reported segments for the nine months ended September 27, 2003 and September 28, 2002.

	For the Nine Months Ended September 27, 2003

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$453,590	$100,962	$246,237	$ - - - -	$800,789
Cost of revenue	20,305	69,790	41,666	- - - -	131,761
Amortization of acquired intangibles	72,846	4,514	1,733	- - - -	79,093

Gross margin	360,439	26,658	202,838	- - - -	589,935
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	604,598	604,598
Restructuring and other charges	- - - -	- - - -	- - - -	64,226	64,226
Mentor Graphics settlement	- - - -	- - - -	- - - -	(14,500)	(14,500)
Write-off of acquired in-process technology	7,500	- - - -	- - - -	- - - -	7,500
Interest expense and Other expense, Net	- - - -	- - - -	- - - -	6,695	6,695

Segment income (loss) from operations	$352,939	$26,658	$202,838	$(661,019)	$(78,584)

	For the Nine Months Ended September 28, 2002

				Non-
				Allocated	Consolidated
	Product	Services	Maintenance	Costs	Total

	(In thousands)
Revenue	$655,399	$114,284	$247,087	$ - - - -	$1,016,770
Cost of revenue	62,552	89,628	49,775	- - - -	201,955
Amortization of acquired intangibles	57,044	2,189	498	- - - -	59,731

Gross margin	535,803	22,467	196,814	- - - -	755,084
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -	648,020	648,020
Restructuring and other charges	- - - -	- - - -	- - - -	73,231	73,231
Write-off of acquired in-process technology	34,000	- - - -	- - - -	- - - -	34,000
Interest expense and Other expense, Net	- - - -	- - - -	- - - -	5,311	5,311

Segment income (loss) from operations	$501,803	$22,467	$196,814	$(726,562)	$(5,478)

      Internationally, Cadence markets and supports its products and services primarily through its subsidiaries. During the six months ended June 28, 2003, Cadence licensed most of its software products in Japan through Innotech, of which Cadence is an approximately 15% stockholder. In June 2003, Cadence purchased certain assets from Innotech including distribution rights for certain customers in Japan. Since June 2003,

Cadence directly licenses its software products to customers for which Cadence acquired the distribution rights from Innotech.

      Revenue is attributed to geography based on the country in which the customer is domiciled. In the three months ended September 27, 2003, one customer accounted for more than 10% of total revenue as compared to two customers, which each accounted for more than 10% of total revenue, for the three months ended September 28, 2002. In the nine months ended September 27, 2003, no individual customer accounted for greater than 10% of total revenue. In the nine months ended September 28, 2002, one customer accounted for greater than 10% of total revenue.

      The following table presents a summary of revenue by geography:

	For the Three Months Ended		For the Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
North America:
United States	$150,191	$186,830	$425,172	$561,180
Other	5,650	6,723	17,183	22,589

Total North America	155,841	193,553	442,355	583,769

Europe:
Germany	19,616	15,441	45,838	49,612
United Kingdom	8,205	12,464	27,588	59,792
Other Europe	24,252	33,170	65,098	104,172

Total Europe	52,073	61,075	138,524	213,576

Japan and Asia
Japan	35,340	47,115	148,380	145,212
Asia	25,222	25,493	71,530	74,213

Total Japan and Asia	60,562	72,608	219,910	219,425

Total	$268,476	$327,236	$800,789	$1,016,770

      The following table presents a summary of long-lived assets by geography:

	As of

	September 27,	December 28,
	2003	2002

	(In thousands)
North America:
United States	$344,081	$382,648
Other	643	903

Total North America	344,724	383,551

Europe:
United Kingdom	31,447	32,245
Other	3,823	5,285

Total Europe	35,270	37,530

Japan and Asia
Japan	1,863	2,542
Asia	13,032	10,868

Total Japan and Asia	14,895	13,410

Total	$394,889	$434,491

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We provide a broad range of software and other technology. We also offer design and methodology services for the product development requirements of the world’s leading electronics companies. We license our electronic design automation, or EDA, software, sell or lease our hardware technology and provide a range of services throughout the world to help accelerate and manage their product development processes. Our products and services are used to design and develop complex integrated circuits, or ICs, and electronic systems, including semiconductors, computer systems and peripherals, telecommunications and networking equipment, mobile and wireless devices, automotive electronics, consumer products and other advanced electronics. With approximately 4,800 employees, we have sales offices, design centers and research facilities around the world.

      Since 2001, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. During the third quarter of 2003, some IC manufacturers and electronics companies experienced a gradual recovery in revenue, but continued to be focused on cost reductions.

Acquisitions

      In August 2003, we acquired Verplex Systems, Inc., or Verplex, a privately-held developer of verification technology. We purchased Verplex to acquire key personnel and technology. The aggregate initial purchase price was $85.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved over a period of approximately three years following the acquisition. Verplex’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

      In June 2003, we acquired distribution rights to certain customers, certain assets and key personnel from Innotech Corporation, or Innotech, a publicly-traded developer and distributor of software, electronic devices and semiconductor manufacturing equipment in Japan. Concurrent with this acquisition, we also modified our distributor agreement with Innotech. Prior to the acquisition, we licensed most of our software products in

Japan through Innotech, of which we were, and continue to be, a 15% stockholder. We now directly license our software products to customers for which we have acquired the distribution rights from Innotech.

      The aggregate purchase price of this acquisition was $78.7 million, which included cash and acquisition costs. The estimated fair values of the assets acquired and liabilities assumed have been determined, in part, by a third party appraiser through established valuation techniques and included in our Condensed Consolidated Financial Statements from the date of acquisition.

      In April 2003, we acquired Get2Chip.com, Inc., or Get2Chip, a privately-held developer of nanometer-scale synthesis technology. We purchased Get2Chip to acquire key personnel and technology. The aggregate initial purchase price was $79.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved in each of the three years following the acquisition. Get2Chip’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

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

      For a number of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which generally relate to bookings, product development or employee retention. As a result, the amount of cash consideration or shares of our common stock issued to former stockholders of the acquired entity will increase as performance goals are achieved over a period of one to three years following completion of the respective acquisition. Accordingly, goodwill and deferred stock compensation expense will also increase upon attainment of such goals.

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In the nine months ended September 27, 2003, we paid $2.4 million in cash and issued 1.7 million shares to former stockholders of the acquired companies, valued at $20.0 million, as contingent purchase price payments for which we recorded an additional $22.4 million of goodwill. In addition, we recorded $2.1 million in additional deferred stock compensation for the issuance of 0.2 million shares as contingent purchase price payments to former stockholders of acquired entities. The additional goodwill and deferred stock compensation related to the achievement of certain performance goals related to bookings, product development and employee retention resulting from acquisitions. The goodwill is not expected to be deductible for income tax purposes.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;
•	estimating valuation allowances and accrued liabilities;
•	accounting for income taxes;
•	valuation of long-lived and intangible assets and goodwill; and
•	restructuring charges.

Revenue recognition

      We classify revenue by the three sources from which it is earned. Product revenue includes fees associated with the licensing of our software and sale of our hardware products. Maintenance revenue includes fees associated with providing technical support for our products and Services revenue includes fees received for performing methodology and design services.

          Product revenue

      We license software using three different license types:

•	Subscription licenses – software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to remix the licensed software for unspecified future technology. In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product.
•	Term licenses – software licensed for a specific time period, generally two to three years, with no rights to return and, generally, limited rights to remix the licensed software. In general, revenue associated with term licenses is recognized upon the effective date of the license and delivery of the licensed product.
•	Perpetual licenses – software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the effective date of the license and delivery of the licensed product.

      The timing of revenue recognition for our licenses will differ depending on the license models and depending on the individual terms and conditions associated with each particular license agreement. Following is a discussion about the significant management judgments and estimates that are made and used to determine the amount of revenue recognized in any accounting period.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of Statements of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases,” to all hardware lease transactions.

      We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE exists for all undelivered elements of an arrangement, but does not exist for the delivered elements, revenue is recognized using the residual method. A discussion about these revenue recognition criteria and their applicability to our transactions follows:

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

Fee is fixed or determinable

      We assess whether a fee is fixed or determinable primarily based on the payment terms associated with the transaction. We use installment contracts for term and subscription licenses for customers for which we have established a history of collecting under the original contract without providing concessions on payments, products or services. Our installment contracts generally have payment periods that are equal to or less than the time period of the licenses, the payments are generally collected quarterly, and periodic payments are generally made in equal or nearly equal installments. When the timing of payments is less favorable to us, revenue under such licenses is recognized when payments under the contract become due and payable. If we no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. These changes could have a material impact on our results of operations.

Collection is probable

      We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If collection of a fee is not probable, we defer the revenue and recognize it upon receipt of cash payment.

Vendor-Specific Objective Evidence

      Our VSOE for maintenance is generally based upon the customer’s annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. If VSOE does not exist for all elements of an arrangement to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the residual portion of the arrangement fee is recognized immediately as product revenue.

Maintenance revenue

      Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the maintenance period under each software license agreement. For term and perpetual licenses, customers renew maintenance agreements annually. For subscription licenses, we allocate a portion of the revenue to maintenance revenue.

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

Valuation of long-lived and intangible assets, including goodwill

      At least annually we review for impairment of goodwill resulting from business combinations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We completed our annual impairment review during the third quarter of 2003. We did not identify any impairment to our goodwill as a result of our annual impairment review. We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Restructuring charges

      Since 2001 we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal year 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring).” For restructuring activities initiated after fiscal year 2002, we accounted for the facilities and asset-related portions of this restructuring in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 4 and 43.”

      These restructuring initiatives have required us to make a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in our restructuring charges include payments required under leases, less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment.

      In addition, we have recorded estimated provisions for termination benefits and outplacement costs, long-term asset write downs, and other restructuring costs. We regularly evaluate the adequacy of our restructuring accrual, and adjust the balance based on changes in estimates and assumptions. We may incur future charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Product	$151.7	$210.2	(28)%	$453.6	$655.4	(31)%
Services	33.8	34.0	(1)%	101.0	114.3	(12)%
Maintenance	83.0	83.0	0%	246.2	247.1	0%

Total revenue	$268.5	$327.2	(18)%	$800.8	$1,016.8	(21)%

Sources of Revenue as a Percent of Total Revenue
Product	56%	65%		57%	65%
Services	13%	10%		12%	11%
Maintenance	31%	25%		31%	24%

      Product revenue decreased $58.5 million in the three months ended September 27, 2003 and decreased $201.8 million in the nine months ended September 27, 2003, when compared to the same periods in 2002, primarily due to a reduction in sales volume and a shift in the mix of software license types executed in each period.

      The amount of product revenue in future periods will depend, among other things, on our sales volume and pricing to new customers, the extent to which existing customers renew licenses and the timing of the renewals, the extent to which customers prefer subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. In addition, revenue is impacted by the timing of license renewals, changes in the extent to which contracts contain flexible payment terms and changes in the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. We expect revenue recognized over multiple periods to continue to increase, on an annual basis, as a percentage of product revenue, assuming that customers continue to prefer subscription licenses, or contracts containing flexible payment terms, both of which cause revenue to be deferred to future periods.

      Services revenue decreased $0.2 million in the three months ended September 27, 2003 and decreased $13.3 million in the nine months ended September 27, 2003 when compared to the same periods in 2002, primarily due to a decrease in the Cadence Design Foundry business, offset in part by an increase in methodology services revenue. We believe the decrease in the Cadence Design Foundry revenue is primarily attributable to a reduction in customer spending for this type of external service as a result of the ongoing economic downturn experienced in the electronics industry which we serve. Customers, however, continue to invest in methodology services that help to optimize their in-house design team productivity. Overall, we expect reduced customer spending to affect services revenue in the future to the extent the economy in general, and the electronics industry in particular, continues to experience slow growth.

      Maintenance revenue did not change significantly in the three months ended September 27, 2003 and decreased $0.9 million in the nine months ended September 27, 2003 when compared to the same periods in 2002, due to fewer renewals of maintenance contracts.

      Additional financial information about segments can be found in Note 12 of Notes to Condensed Consolidated Financial Statements.

Revenue by Geography

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Domestic	$150.2	$186.8	(20)%	$425.2	$561.2	(24)%
International	118.3	140.4	(16)%	375.6	455.6	(18)%

Total revenue	$268.5	$327.2	(18)%	$800.8	$1016.8	(21)%

Revenue by Geography as a Percent of Total Revenue
Domestic	56%	57%		53%	55%
International	44%	43%		47%	45%

      International revenue decreased $22.1 million in the three months ended September 27, 2003, when compared to the same period in 2002, primarily due to a decrease in product revenue in Japan and a decrease in product and services revenue in Europe, partially offset by an increase in maintenance revenue in Japan and Europe. International revenue decreased $80.0 million in the nine months ended September 27, 2003 when compared to the same period in 2002, primarily due to a decrease in product and services revenue in Europe, partially offset by an increase in maintenance revenue in Japan and Europe. The rate of revenue change varies geographically due to differences in the timing of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends previously discussed under “Results of Operations.”

      Foreign currency exchange rates positively affected revenue by $0.7 million for the three months ended September 27, 2003, and $13.7 million for the nine months ended September 27, 2003, when compared to the same periods in 2002, primarily due to the strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 12 of Notes to Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Product	$5.1	$14.6	(65)%	$20.3	$62.6	(68)%
Services	22.2	28.1	(21)%	69.8	89.6	(22)%
Maintenance	12.7	16.0	(21)%	41.7	49.8	(16)%

Cost of Revenue as a Percent of Related Revenue
Product	3%	7%		4%	10%
Services	66%	83%		69%	78%
Maintenance	15%	19%		17%	20%

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

      Cost of product revenue decreased $9.5 million in the three months ended September 27, 2003 and decreased $42.3 million in the nine months ended September 27, 2003 when compared to the same periods in 2002, due to decreases in amortized software costs, decreases in the amount of CVA revenue and royalty expenses paid to third parties during the three and nine months ended September 27, 2003, and inventory and acquisition-related write-offs during the nine months ended September 27, 2002.

      Cost of product revenue in the future will primarily depend upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products. We expect that cost of product revenue will decline through the remainder of 2003 as compared to the same period of 2002 as a result of lower royalty expenses paid to third parties and software amortization.

      Cost of services revenue primarily includes costs of employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $5.9 million in the three months ended September 27, 2003 and decreased $19.8 million in the nine months ended September 27, 2003 when compared to the same periods in 2002, primarily due to decreases in employee salary and benefit costs resulting from a reduction in the number of services professionals. As a result, services gross margin as a percentage of services revenue increased over the same period in 2002. We expect the cost of services revenue to remain flat or decrease slightly during the fourth quarter of 2003 as compared to the fourth quarter of 2002.

      Cost of maintenance revenue includes the cost of customer services, such as employee salary and benefits associated with providing hot-line and on-site support and documentation of maintenance updates. Cost of maintenance revenue decreased $3.3 million in the three months ended September 27, 2003 and decreased $8.1 million in the nine months ended September 27, 2003 when compared to the same periods in 2002, due to decreases in employee salary and benefit costs resulting from the reduction of support personnel. Gross margin on maintenance revenue increased for the three and nine months ended September 27, 2003 when compared to the same periods in 2002, due to decreased costs of maintenance. We expect the cost of maintenance revenue to decrease in the fourth quarter of 2003 as compared to the fourth quarter of 2002.

Operating Expenses

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	% Change	2003	2002	% Change

	(In millions, except percentages)
Marketing and sales	$80.8	$103.2	(22)%	$249.6	$296.2	(16)%
Research and development	84.2	84.6	(1)%	257.7	241.1	7%
General and administrative	18.8	26.3	(28)%	65.6	89.3	(27)%

Expenses as a Percent of Total Revenue
Marketing and sales	30%	32%		31%	29%
Research and development	31%	26%		32%	24%
General and administrative	7%	8%		8%	9%

      Operating expenses do not include the allocation of stock-based compensation, as noted on our Condensed Consolidated Statements of Operations.

      Marketing and sales expense decreased $22.4 million in the three months ended September 27, 2003 and decreased $46.6 million in the nine months ended September 27, 2003 when compared to the same periods in 2002. The decrease in Marketing and sales expense is primarily due to a decrease in employee headcount and associated costs in the nine months ended September 27, 2003 as compared to the same period in 2002. The decrease in Marketing and sales expense in the three months ended September 27, 2003 when compared to 2002 is also due to a decrease in the use of outside services. Outside services declined primarily as a result of decreased commission payments to Innotech as a result of our acquisition of distribution rights to certain customers from Innotech. Additionally, our marketing program expenses have declined. We expect Marketing and sales expenses for the remainder of 2003 to be lower than the same period in 2002 primarily due to prior and current year restructuring actions.

      Research and development expense decreased $0.4 million in the three months ended September 27, 2003 when compared to the same period in 2002, primarily due to a reduction in outsourced services partially offset by a reduction in capitalized development costs. Research and development expense increased $16.6 million in the nine months ended September 27, 2003 when compared to the same period in 2002, primarily due to an increase in headcount from acquisitions and associated costs and a reduction in capitalized development costs, partially offset by a reduction in outsourced services and research and development projects as a result of the restructuring activities. We expect Research and development expenses to decrease during the remainder of 2003 as compared to the same period in 2002 due to the reduced headcount and associated costs related to the 2003 restructuring activities. However, we expect Research and development expenses on an annual basis to increase in 2003 when compared to 2002 due to the net effect of the factors influencing the three and nine months ended September 27, 2003.

      General and administrative expense decreased $7.5 million in the three months ended September 27, 2003, primarily due to the reversal of the legal expense accrual related to the settlement with Mentor Graphics and a decrease in employee headcount and associated costs in connection with the restructuring activities, partially offset by an increase in bad debt expense and professional fees. General and administrative expense decreased $23.7 million in the nine months ended September 27, 2003 when compared to the same periods in 2002 due to the reversal of the legal expense accrual related to the settlement with Mentor Graphics and a decrease in employee headcount and associated costs as a result of our restructuring efforts. We expect General and administrative expenses to decrease during the fourth quarter of 2003 when compared to the same period in 2002 due to prior and current year restructuring actions.

      Foreign currency exchange rates negatively affected operating expenses by $1.8 million in the three months ended September 27, 2003 and $8.0 million in the nine months ended September 27, 2003, when compared to the same periods in 2002, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.

Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions, except percentages)
Amortization of acquired intangibles	$27.8	$22.0	$79.1	$59.7
Amortization of acquired intangibles as a percentage of total revenue	10%	7%	10%	6%

      Amortization of acquired intangibles increased $5.8 million in the three months ended September 27, 2003 and increased $19.4 million in the nine months ended September 27, 2003, when compared to the same periods in 2002, due to the amortization of intangibles acquired from new acquisitions. We expect an increase in amortization of acquired intangibles during the remainder of 2003 and on an annual basis when compared to 2002 due to acquisitions completed in 2003.

Amortization of Deferred Stock Compensation

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions, except percentages)
Amortization of deferred stock Compensation	$12.5	$10.5	$31.7	$21.4
Amortization of deferred stock compensation as a percentage of total Revenue	5%	3%	4%	2%

      We amortize deferred stock compensation using the straight-line method. Amortization of deferred stock compensation increased $2.0 million for the three months ended September 27, 2003 when compared to the same period in 2002 and $10.3 million for the nine months ended September 27, 2003 when compared to the same period in 2002. The increase in deferred stock compensation expense primarily relates to certain acquisitions in which we have assumed unvested, in-the-money stock options granted to employees of the acquired companies, and as a result of issuing additional shares to selling shareholders of the acquired entities based on achieving certain performance goals and continued employment of acquired company employees with Cadence. We expect an increase in Amortization of deferred stock compensation during the remainder of 2003 and on an annual basis when compared to 2002 due to acquisitions completed in 2003.

Mentor Graphics Settlement

      Effective September 23, 2003, we entered into a settlement with Mentor. Under the settlement, Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies and such affiliated parties relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. Mentor also paid us $18.0 million in cash under the settlement. We recorded $14.5 million, net of related legal costs during the three months ended September 27, 2003, for the settlement.

Restructuring and Other Charges

      In 2001, we announced a plan of restructuring, or the 2001 Restructuring, intended to reduce costs by eliminating excess personnel and consolidating facilities and resources. The restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within our Design Foundry business (formerly Tality) and also aimed at certain other business and infrastructure groups.

      In July 2003, we announced an additional plan of restructuring, or the 2003 Restructuring, intended to reduce costs and realize efficiencies by eliminating excess personnel and consolidating facilities and resources throughout the company.

      A summary of restructuring and other charges is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions)
Severance and benefits	$23.9	$1.5	$24.7	$28.3
Excess facilities, net	12.7	(2.9)	12.8	26.3
Asset-related	26.3	1.4	26.7	18.6

Total restructuring and other charges	$62.9	$ - - - -	$64.2	$73.2

      The $62.9 million of restructuring costs and other charges we recorded in the three months ended September 27, 2003 were comprised of $47.0 million related to the 2003 Restructuring and other charges of $15.9 million. We expect to incur an additional $6 to $8 million of future costs in connection with the 2003 Restructuring, primarily for one-time severance and facilities-related charges which will be expensed as incurred. We expect annualized cost reductions resulting from the 2003 Restructuring of approximately $50 million in employee salary and benefits costs, related to the reduction in workforce and approximately $4 million in facility costs related to facilities consolidated or closed during the quarter ended September 27, 2003, which amounts could vary based on changes in estimates. These workforce reductions are expected to occur throughout the company.

      The 2003 Restructuring will result in the termination of employment of approximately 560 employees. Costs resulting from this restructuring included severance payments, severance related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to September 27, 2003, with all termination benefits expected to be paid by October 2, 2004.

      Of the $26.3 million of asset-related charges incurred during the three months ended September 27, 2003, $10.8 million was directly related to the 2001 and 2003 Restructurings and $15.9 million was for other charges. The $10.8 million of asset-related restructuring charges were incurred primarily in connection with a fee owed to a third party due to a reduction in headcount, write-off of leasehold improvements for facilities included in the 2003 Restructuring, disposal of excess equipment and contract termination costs. The $15.9 million of other charges primarily related to decreases in the useful lives and abandonment of certain long-lived assets.

      Frequently, these asset write-downs are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.

      Net facilities costs primarily related to space reductions at six sites and closure of five sites under the 2003 Restructuring, along with further consolidation of two sites included in prior restructuring activities. We ceased use of all facilities included in the 2003 Restructuring prior to September 27, 2003.

      Since 2001, we have recorded facilities consolidation charges under the 2001 Restructuring of $68.9 million, related to reducing space or closing of 32 sites. As of September 27, 2003, 22 of these sites had been vacated, and space reductions occurred at ten sites.

      Closure and space reduction costs included payments required under leases, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

      As of September 27, 2003 we have accrued the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001, which is estimated to be $24.1 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. As of September 27, 2003, we have estimated that the high end of the lease loss range could be as much as $48.4 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

Write-off of Acquired In-process Technology

      Upon consummation of the acquisition of Verplex in August 2003, we immediately charged to expense $2.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 17% included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in June 2004. As of September 27, 2003, expenditures to complete the in-process technology totaled $1.0 million and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $1.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

      Upon consummation of the acquisition of Get2Chip in April 2003, we immediately charged to expense $3.8 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 17% included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in June 2004. As of September 27, 2003, expenditures to complete the in-process technology totaled $1.4 million and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $6.3 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

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

Interest Expense and Other Income (Expense), Net

      Interest expense increased $1.7 million for the three months ended September 27, 2003, and increased $2.1 million for the nine months ended September 27, 2003 when compared to the same periods in 2002, in each case, primarily due to the write-off of prepaid credit facility fees upon termination of our two syndicated, senior unsecured credit facilities and an increase in interest expense related to long-term payments associated with the Innotech acquisition. Other income, net increased $2.1 million for the three months ended September 27, 2003, and other expense, net decreased $0.8 million for the nine months ended September 27, 2003 when compared to the same periods in 2002, primarily due to an increase in foreign currency gains. We expect future interest expense as a result of the amortization of deferred offering costs associated with the convertible notes and imputed interest on long-term payments in connection with the acquisition of the distribution rights of Innotech.

Income Taxes

      The following table presents our effective tax rate:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Effective tax rate	67%	44%	47%	(206)%

      Based on current estimates, we expect the effective tax rate for the fiscal year ending January 3, 2004 will be approximately 47%. The increase in the effective tax rate, resulting in a larger percentage benefit for income taxes, for the three and nine months ended September 27, 2003 and September 28, 2002, is primarily the result of estimating the following:

•	Greater tax rate benefit from research and development tax credits;
•	Increase in foreign income which is taxed at a lower rate than the U.S. federal income tax rate; and
•	Decrease in the write-off of acquired in-process technology.

      The Internal Revenue Service and other tax authorities regularly examine our income tax returns and a current IRS examination is underway. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. If the Internal Revenue Service or other tax authorities successfully asserts a claim that we owe additional taxes in excess of our provision for income taxes, we would be required to record charges to operations in future periods, and such charges could be substantial.

Liquidity and Capital Resources

      At September 27, 2003, our principal sources of liquidity consisted of $424.3 million of Cash and cash equivalents and Short-term investments, compared to $395.6 million at December 28, 2002.

      Net cash provided by operating activities increased by $58.3 million, to $108.3 million, for the nine months ended September 27, 2003 when compared to $50.0 million net cash provided by operating activities during the comparable period of 2002. The increase is summarized as follows:

(In millions)
Changes in operating assets and liabilities, net of effect of acquired businesses	$77.6
Write-off of acquired in-process technology	(26.5)
Net loss	(25.2)
Net investment gain on sale, equity income and write-down	22.5
Non-cash restructuring and other charges	12.4
Other	(2.5)

Total increase in net cash provided by operating activities	$58.3

      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the nine months ended September 27, 2003, we transferred accounts receivable totaling $33.7 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $162.8 million transferred during the same period of 2002.

      At September 27, 2003, we had net working capital of $256.3 million, as compared with $246.8 million at December 28, 2002. The increase in net working capital was primarily due to increases in Cash and cash equivalents and Short-term investments of $28.7 million, and increases in Prepaid expenses and other of $21.3 million, partially offset by decreases in Receivables, net of $25.3 million and increases in Accounts payable and accrued liabilities of $14.5 million.

      In addition to our short-term investments, our primary investing activities consisted of business combinations and acquired intangibles, purchases of property, plant and equipment and venture capital partnership and equity investments, which combined represented $229.8 million of cash used for investing activities for the nine months ended September 27, 2003, as compared to $142.2 million for the same period in 2002.

      During the third quarter, we made long-term non-marketable security investments of $24.9 million. These investments are included in Other assets in the Condensed Consolidated Balance Sheets.

      As part of our overall investment strategy, we are a limited partner in two venture capital funds, Telos Venture Partners, L.P., and Telos Venture Partners II, L.P. As of September 27, 2003, we have contributed $80.3 million to these Telos partnerships and are contractually committed to contribute to these partnerships up to an additional $46.7 million. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

      In the three months ended September 27, 2003, we received $9.1 million in cash from the sale-leaseback of certain equipment. We will make aggregate payments under the resulting operating leases of $9.1 million over the three to five year life of the operating leases.

      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered permanently invested outside of the United States. If some or all of these foreign earnings were to be distributed to our U.S. entities, we would need to provide for additional U.S. income taxes.

      During the nine months ended September 27, 2003, we purchased $211.0 million of our stock through our stock repurchase plan with cash and reissued $54.3 million of stock through our employee option and stock purchase programs.

      As compared to December 28, 2002, Other long-term liabilities increased $52.7 million to $267.1 million at September 27, 2003. The increase was primarily attributable to an increase in indemnity holdbacks from purchase price payments relating to three recent acquisitions and an increase in deferred payments relating to another recent acquisition. The primary components of Other long-term liabilities are $44.1 million of deferred compensation, $29.5 million of accrued restructuring charges and $193.5 million relating to indemnity holdbacks from acquisitions, deferred payments relating to acquisitions and deferred tax liabilities.

      We expect to incur an additional $6 to $8 million of future costs in connection with the 2003 Restructuring, primarily for one-time severance and facilities-related charges which will be expensed as incurred. We expect annualized cost reductions resulting from the 2003 Restructuring of approximately $50 million in employee salary and benefits costs, related to the reduction in workforce and approximately $4 million in facility costs related to facilities consolidated or closed during the quarter ended September 27, 2003, which amounts could vary based on changes in estimates.

      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which we received net proceeds of approximately $408.5 million after transaction fees of approximately $11.5 million. We issued the Notes at approximately

98% of par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. The Notes do not contain any restrictive financial covenants.

      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during the periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Notes for 100% of the principal amount. Upon a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock.

      We have agreed to file a shelf registration statement with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes with the SEC within 90 days from the initial issuance of the Notes.

      Concurrent with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million.

      In addition, we sold warrants for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants.

      The costs incurred in connection with the hedge transaction and the proceeds from the sales of the warrants are included as a net reduction in common stock and capital in excess of par in the accompanying Condensed Consolidated Balance Sheets as of September 27, 2003, in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity. The convertible notes hedge and warrants are expected to reduce the potential dilution from the conversion of the Notes. If the convertible notes hedge transactions settle in our favor, we could be exposed to credit risk related to the other party.

      Subsequent to the issuance of the Notes, we terminated our senior credit facilities.

      A summary of Convertible notes and Capital lease obligations follows:

	Payments Due by Period
	(In millions)
	Total	Less than 1 Year	1-3 Years	Thereafter

Capital lease obligations	$0.9	$0.8	$0.1	$	- - - -
Convertible notes	420.0	- - - -	- - - -		420.0

Total Convertible notes and capital lease obligations	$420.9	$0.8	$0.1		$420.0

      In connection with our acquisitions completed prior to September 27, 2003, we are obligated to pay $39.1 million during the next 12 months. In addition, we may be required to pay an additional $70.7 million in cash over the next three years if certain performance goals related to bookings, product development and employee retention are achieved in full.

      We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. The consolidation requirements of FIN 46 will apply to variable interest entities that existed prior to February 1, 2003 in financial statements issued for periods ending after December 15, 2003. FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after January 31, 2003. We have determined the adoption of FIN 46 will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Risk Factors Relating to our Business Operations

We are subject to the cyclical nature of the integrated circuit and electronics systems industries, and any economic downturn may reduce our revenue

      Purchases of our products and services are dependent upon the commencement of new design projects by IC manufacturers and electronics systems companies. The IC industry is cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.

      The IC and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

      Since 2001, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. Any economic downturn could harm our business, operating results and financial condition.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete

      The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions is challenging fundamental laws of physics and chemistry.
•	The ability to design System-on-Chip, or SoC, ICs increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	Increased capability of Field-Programmable Gate Array, or FPGA, technologies creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	A growing number of low-cost design services businesses could reduce the need for some IC companies to invest in EDA tools.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA tools and flows.

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

Fluctuations in customer preferences for license types and other changes in operating results for any fiscal period could hurt our business and the market price of our stock

      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have experienced quarterly net losses for each of the past three quarters, and we may experience net losses in future periods. In addition, because of the effect on demand of the economic downturn, we expect to record a net loss for the fiscal year ending January 3, 2004. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of contracts for our software products are in excess of $5.0 million. The failure to close a contract for one or more orders for our software products could seriously harm our quarterly operating results.

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

      We continue to experience increasing customer preference for our subscription licenses and requests for more flexible payment terms. We expect revenue recognized on a ratable basis to increase as a percentage of product revenue, on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time. In addition, revenue is impacted by the timing of license renewals, changes in the extent to which contracts contain flexible payment terms and changes in the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.

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

Our future revenue is dependent in part upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services

      Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenue could decrease, which could have an adverse effect on our results of operations.

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

We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions

      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisitions will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

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

      In a number of our acquisitions, we have agreed to make future cash or stock payments based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of bookings, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock (which may be dilutive), expenditure of substantial cash resources or the incurrence of material amounts of debt.

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In the nine months ended September 27, 2003, we paid $2.4 million in cash and issued 1.7 million shares to former stockholders of the acquired companies, valued at $20.0 million, as contingent purchase price payments for which we recorded an additional $22.4 million of goodwill. In addition, we recorded $2.1 million in additional deferred stock compensation for the issuance of 0.2 million shares as contingent purchase price payments to former stockholders of acquired entities. The additional goodwill and deferred stock compensation related to the achievement of certain performance goals related to bookings, product development and employee retention resulting from acquisitions. The goodwill is not expected to be deductible for income tax purposes. Future acquisitions may result in increased goodwill and other intangible assets, in addition to acquisition-related charges. These assets may eventually be written down to the extent they are deemed to be impaired, and any such write-downs would adversely affect our results.

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

      In addition, new regulations have been adopted by the New York Stock Exchange that require shareholder approval for new stock option plans and significant amendments to existing plans, including increases in options, and prohibit New York Stock Exchange member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These new regulations could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

Our inability to compete in our industries could seriously harm our business

      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and design and methodology services could result in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Decisions by electronics manufacturers to perform design and methodology services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•	The challenges of developing (or acquiring externally-developed) technology solutions which are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies at an acceptable price or at all; and
•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

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

Our failure to obtain software or other intellectual property licenses or adequately protect our proprietary rights could seriously harm our business

      Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. We also cannot assure you that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our Design Foundry business holds licenses to certain software and other intellectual property owned by third parties. Our failure to obtain, for our use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results and financial condition.

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

We may not be able to effectively implement our restructuring activities, and our restructuring may negatively impact our business

      The EDA market and the commercial electronics design and methodology services industries are highly competitive and change quickly. We have responded to increased competition and changes in the industries in which we compete by restructuring our operations and reducing the size of our workforce. Despite our efforts to restructure Cadence and its businesses to meet competitive pressures and customer needs, we cannot assure you that we will be successful in implementing these restructuring activities or that the reductions in workforce will not harm our business operations and prospects. Our inability to structure our operations based on current market conditions could negatively impact our business. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in workforce based on changes in the markets and industries in which we compete.

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

The profitability of our services business depends on factors that are difficult to control

      To be successful in our services business, we must overcome several factors that are difficult to control, including the following:

•	Our cost of services employees is high and reduces our gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and our cost of providing those services. We must pay high salaries to attract and retain professional services employees. This results in a lower gross margin than the gross margin in our software business. In addition, the high cost of training new services employees or not fully utilizing these employees can significantly lower gross margin. It is difficult to adjust staffing levels quickly to reflect customer demand for services; therefore, the services business has in the past and could continue to experience losses.
•	A portion of services contracts consists of fixed-price contracts. Some of our customers pay a fixed price for services provided, regardless of the cost we must incur to perform the contract. If our cost in performing the services were to exceed the amount the customer has agreed to pay, we would experience a loss on the contract, which could harm our business, operating results and financial condition.
•	We have historically suffered losses in our Design Foundry business. The market for electronics design services is sensitive to customer budgetary constraints and engineering capacity. Our Design Foundry business has historically suffered losses. If our Design Foundry business fails to increase its revenue to offset its expenses, the Design Foundry business will continue to experience losses. Our failure to succeed in the Design Foundry business may harm our business, operating results and financial condition.

Our international operations may seriously harm our financial condition because of the effect of foreign exchange rate fluctuations and other risks to our international business

      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 44% for the third quarter of 2003 and 43% for the third quarter of 2002. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen and the European Union euro, have had, and may continue to have, a seriously harmful effect on our revenue and operating results.

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

Our operating results could be adversely affected as a result of government review of our tax returns or changes in our effective tax rates

      The Internal Revenue Service and other tax authorities regularly examine our income tax returns and a current IRS examination is underway. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. If the Internal Revenue Service or other tax authorities successfully asserts a claim that we owe additional taxes in excess of our provision for income taxes, we would be required to record charges to operations in future periods, and such charges could be substantial.

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

Failure to obtain export licenses could harm our business

      We must comply with U.S. Department of Commerce regulations in shipping our software products and transferring our technology outside the United States and to foreign nationals. Although we have not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm our business, operating results and financial condition.

Proposed regulations related to equity compensation could adversely affect our results of operation

      The Financial Accounting Standards Board, or FASB, among other agencies and entities, is currently considering changes to U.S. GAAP that, if implemented, would require us to record a charge to compensation expense for option grants. We currently account for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, we have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation. We cannot predict whether this requirement will be adopted, but if adopted it would have an adverse affect on our results of operations.

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

Our business is subject to the risk of earthquakes, floods and other natural catastrophic events

      Our corporate headquarters, including certain of our research and development operations, and certain of our distribution facilities, are located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. In addition, several of our facilities, which include our corporate headquarters, certain of our research and development operations, and certain of our distribution operations, are in areas of San Jose that have been identified by the Director of the Federal Emergency Management Agency, or FEMA, as being located in a special flood area. The areas at risk are identified as being in a hundred year flood plain, using FEMA’s Flood Hazard Boundary Map or the Flood Insurance Rate Map. If significant seismic or flooding activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

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

Risk Factors Relating to our Securities

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness

      We have a substantial level of debt. As of September 27, 2003, we had $420.9 million of outstanding indebtedness, including $420.0 million principal amount of our Notes that we issued in August 2003. The level of our indebtedness, among other things, could:

•	make it difficult for us to satisfy our payment obligations on our debt as described below;
•	make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	limit our flexibility in planning for or reacting to changes in our business;
•	reduce funds available for use in our operations;
•	make us more vulnerable in the event of a downturn in our business;
•	make us more vulnerable in the event of an increase in interest rates if we must incur debt to satisfy our obligations under the Notes; or
•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

      If we experience a decline in revenue due to any of the factors described in this section entitled “Factors that May Affect Future Results” or otherwise, we could have difficulty paying amounts due on our indebtedness. In the case of our Notes, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

      We are not restricted under our outstanding indebtedness from incurring additional debt, including other senior indebtedness or secured indebtedness. In addition, our outstanding indebtedness does not restrict our ability to pay dividends, issue or repurchase stock or other securities or require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Future indebtedness could include such financial and other restrictive covenants. If we incur additional indebtedness or other liabilities, our ability to pay our obligations on our outstanding indebtedness could be adversely affected.

We may be unable to adequately service our indebtedness, which may result in defaults and other costs to the company

      We may not have sufficient funds or we may be unable to arrange for additional financing to pay the outstanding obligations due on our indebtedness. Any future borrowing arrangements or debt agreements to which we become a party may contain restrictions on or prohibitions against our payment on our outstanding indebtedness. The note holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we will be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of our other indebtedness.

      In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines which incorporate by reference substantial information regarding the company rather than requiring quarterly and other revision and updating, which could potentially hinder our ability to raise capital through the issuance of our securities and will increase the costs of such registration to the company.

The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices

      The market price of our common stock is subject to significant fluctuations in response to the factors set forth in this section entitled “Factors That May Affect Future Results” and other factors, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock. In addition, the stock markets in recent years have experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Conversion of our Notes will dilute the ownership interests of existing stockholders

      The terms of our Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145% or more over specified periods, earnings per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount.

      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders of the notes may require us to repurchase their Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock.

      Although the conversion price is currently $15.65 per share, the convertible notes hedge and warrant transactions that we entered into in connection with the issuance of our Notes effectively increased the conversion price of the Notes until 2008 to approximately $23.08 per share, which would result in an aggregate of approximately 18.2 million shares of our common stock. We have entered into convertible notes hedge and warrant transactions to reduce the potential dilution from the conversion of the Notes, however we can not guarantee that such convertible notes hedge and warrant instruments will fully mitigate the dilution. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock

We may, in certain circumstances be required to repurchase our Notes, upon a significant change in our corporate ownership or structure, in shares of our common stock, which could result in dilution to our existing stockholders

      Under the terms of our Notes, we may be required to repurchase our Notes following a significant change in our corporate ownership or structure, such as a change of control, prior to maturity of the Notes. Following a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price of the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock. In the event we choose to pay all or any part of the repurchase price of Notes in shares of our common stock, this may result in dilution to the holders of our common stock.

Convertible notes hedge and warrant transactions entered into in connection with the issuance of our Notes or our stock repurchase program may affect the value of our common stock

      We entered into convertible notes hedge transactions with an affiliate of one of the initial purchasers of our Notes at the time of issuance of our Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Notes. We also entered into warrant transactions. In connection with our convertible notes hedge and warrant transactions, such entity or its affiliates purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. Such entity or its affiliates is likely to modify its hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. In the past we have also entered into call options and put warrants in connection with our stock repurchase plan. The effect, if any, of any of these transactions and activities on the market price of our common stock could adversely affect the value of our common stock. In addition, subject to the movement in the trading price of our common stock, if the convertible notes hedge transactions settle in our favor, we could be exposed to credit risk related to the other party.

Rating agencies may provide unsolicited ratings on our Notes that could reduce the market value or liquidity of our common stock

      We have not requested a rating of our Notes from any rating agency, and we do not anticipate that the Notes will be rated. However, if one or more rating agencies rates the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces their rating in the future, the market price or liquidity of our common stock could be harmed.

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

      All or any one of these factors could limit the price that certain investors would be willing to pay for shares of our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if the proposed transaction were favored by a majority of our independent stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents, short-term and long-term investments as well as interest paid on our Notes and costs associated with foreign currency hedges.

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

      On August 15, 2003, we terminated our two syndicated, senior unsecured credit facilities that allowed us to borrow up to $375.0 million. See “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the termination of the 2002 credit facilities.

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

12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at September 27, 2003.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Cash equivalents - - variable rate	$165.0	1.26%
Commercial Paper - - fixed rate	124.0	1.12%
Cash - - variable rate	93.9	0.60%

Total interest-bearing instruments	382.9	1.06%
Total non-interest bearing cash	11.3

Total cash and cash equivalents	$394.2

Foreign Currency Risk

      Our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening U.S. dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening U.S. dollar is a reduction in revenue offset by a smaller reduction in expenses.

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

      The table below provides information as of September 27, 2003 about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. All of these forward contracts matured prior to October 10, 2003 and are no longer outstanding.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$86.2	116.23
British pound sterling	26.2	0.63
Euro	25.3	0.89
Canadian dollars	9.9	1.37
Hong Kong dollars	8.8	7.80
Swedish krona	4.0	8.20
Singapore dollars	1.5	1.76

	$161.9

Estimated fair value	$3.5

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

Equity Price Risk

      We repurchase shares of our common stock under our stock repurchase program. Repurchased shares may be used for general corporate purposes including the share issuance requirements of our employee stock option and purchase plans and acquisitions. We may purchase stock in the open market for cash, or may purchase call options or sell put warrants to mitigate equity price risk associated with our stock repurchase program. The put warrants, if exercised and settled by physical delivery of shares, would entitle the holder to sell shares of our common stock to us at a specified price. Similarly, the call options entitle us to buy shares of our common stock at a specified price. We have the option to elect “net share settlement,” rather than physical settlement, of put warrants that are exercised; that is, we have the right to settle the exercised put warrants with shares of our common stock valued at the difference between the exercise price and the fair value of the stock at the date of exercise. These transactions may result in sales of a large number of shares and consequent decline in the market price of our common stock. Our stock repurchase program includes the following characteristics:

•	We may purchase shares of our common stock on the open market at the prevailing market prices.
•	Call options allow us to buy shares of our common stock on a specified day at a specified price. If the market price of the stock is greater than the exercise price of a call option, we will typically exercise the option and receive shares of our stock. If the market price of the common stock is less than the exercise price of a call option, we typically will not exercise the option.
•	Call option issuers may accumulate a substantial number of shares of our common stock in anticipation of our exercising the call option and may dispose of these shares if and when we fail to exercise our call option. This could cause the market price of our common stock to fall.
•	Depending on the exercise price of the put warrants and the market price of our common stock at the time of exercise, “net share settlement” of the put warrants with our common stock could cause us to issue a substantial number of shares to the holder of the put warrant. The holder may sell these shares in the open market, which could cause the price of our common stock to fall.
•	Put warrant holders may accumulate a substantial number of shares of our common stock in anticipation of exercising their put warrants and may dispose of these shares if and when they exercise their put warrants, and we issue shares in settlement of their put warrants. This could also cause the market price of our common stock to fall.

      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which we received net proceeds of approximately $408.5 million after transaction fees of approximately $11.5 million. We issued the Notes at approximately 98% of par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. The Notes do not contain any restrictive financial covenants.

      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Notes for 100% of the principal amount. Upon a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock.

      Concurrent with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must settle in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million.

      In addition, we sold warrants for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must settle in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants.

      The table below provides information as of September 27, 2003 about our outstanding convertible notes hedge transactions. The table presents the contract amounts and the weighted average strike prices. The convertible notes hedge transactions expire on August 15, 2008.

		Estimated
	Fair	Fair
	Maturity	Value

	(In millions, except
	per share amount)
Convertible notes hedge transactions
Shares	26.8
Weighted average strike price	$15.65
Contract amount	$134.6	$120.9

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

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that the company’s (A) transactions are properly authorized; (B) assets are safeguarded against unauthorized or improper use; and (C) transactions are properly recorded and reported; all to permit the preparation of the company’s financial statements in conformity with generally accepted accounting principles.

      The evaluation of the company’s disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by the company and effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, Cadence sought to identify any significant deficiencies or material weaknesses in Cadence’s controls, to determine whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in the company’s periodic reports filed with the SEC. The company’s internal controls are also evaluated on an ongoing basis by Cadence’s internal auditors and by other personnel in Cadence’s Finance organization. The overall goals of these evaluation activities are to monitor the company’s disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

      Based on the evaluation described above and subject to the discussion below, the CEO and CFO concluded that Cadence’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. During the most recent fiscal quarter, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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

      On July 21, 1999, Mentor Graphics Corporation, or Mentor, filed suit against Quickturn Design Systems, Inc., or Quickturn, in the U.S. District Court for the District of Delaware, alleging that Quickturn’s Mercury™ hardware emulation system infringed U.S. Patent Nos. 5,777,489 and 5,790,832, allegedly assigned to Mentor. Upon motion of Quickturn, the action was transferred to the U.S. District Court for the Northern District of California, Civil Action No. C 99-5464 SI. At Quickturn’s request, Cadence was added as a defendant. In response, Cadence and Quickturn filed counterclaims for declaratory judgment of non-infringement and invalidity of these patents. After filing the suit, Mentor additionally alleged that Quickturn’s Mercury Plus™ product infringed these patents. Mentor subsequently filed Civil Action No. C 02-1426 SI, realleging that Quickturn’s Mercury™ hardware emulation systems infringed U.S. Patent No. 5,777,489. This action was consolidated with Civil Action No. C 99-5464 SI. This action was dismissed on September 30, 2003, upon motion of the parties after Mentor, Cadence and their respective affiliated parties entered into a settlement agreement effective September 23, 2003, or the Mentor Settlement. Under the Mentor Settlement, Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. Mentor also paid Cadence

$18.0 million in cash under the Mentor Settlement. This amount, net of related legal costs, was recorded during the three months ended September 27, 2003.

      On March 24, 2000, Mentor and Meta Software Corporation and several founders of Meta filed suit against Quickturn and Cadence and a former Quickturn employee in the U.S. District Court for the Northern District of California, Civil Action No. C 00-01030 SI. The suit alleged infringement of U.S. Patent No. 5,754,827, allegedly assigned to Mentor, misappropriation of trade secrets, common law misappropriation and breach of confidence, and sought unspecified damages, injunctive relief and the assignment to Mentor of a patent previously issued to Quickturn (U.S. Patent No. 5,943,490). Quickturn and Cadence filed counterclaims for declaratory judgment of non-infringement, unenforceability and invalidity of U.S. Patent No. 5,754,827. Quickturn and Cadence also counterclaimed for declaratory judgment of non-infringement, unenforceability and invalidity of two additional patents allegedly assigned to Mentor, U.S. Patent Nos. 5,999,725 and 6,057,706 which Mentor previously threatened to assert against Quickturn. Mentor’s response to Quickturn’s counterclaims affirmatively alleged infringement of both of these patents. This action was dismissed on September 30, 2003, upon motion of the parties pursuant to the Mentor Settlement.

      On September 11, 2000, Mentor filed a complaint against Quickturn and Cadence in the U.S. District Court for the Northern District of California, Civil Action No. C 00-03291 SI, accusing Quickturn and Cadence of infringing U.S. Patent No. 5,574,388, purportedly owned by Mentor, and seeking unspecified damages and injunctive relief. Cadence and Quickturn filed counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of this patent. The parties agreed to consolidate this action with Civil Action Nos. C 99-5464 SI, C 00-01030 SI and C 02-1426 SI, described above. Prior to trial, the Court ruled that the claims of the U.S. Patent Nos. 5,777,489, 6,057,706 and 5,574,388 at issue were invalid and, accordingly, dismissed from the case all allegations concerning those patents. On January 24, 2003, the Court dismissed Mentor’s breach of confidence claim with prejudice. Trial on the remaining allegations in all four lawsuits (Civil Action Nos. C 99-5464 SI, C 00-01030 SI, C 00-03291 SI and C 02-1426 SI) began on January 6, 2003. On February 19, 2003, the jury found in favor of Quickturn and Cadence on all remaining claims before them. Mentor filed motions to set aside the jury’s verdict on the patent counts. On July 30, 2003, the Court entered orders denying Mentor’s motions to set aside the jury’s verdict. This action was dismissed on September 30, 2003, upon motion of the parties pursuant to the Mentor Settlement.

      On July 29, 2002, IKOS Systems, Inc., a subsidiary of Mentor, filed a complaint against Cadence and Quickturn in the U.S. District Court for the District of Delaware, Civil Action No. 02-1335, accusing Quickturn’s Palladium™ product of infringing IKOS’ U.S. Patent No. 5,847,578, and seeking unspecified damages and injunctive relief. On October 22, 2002, upon motion by Cadence and Quickturn, the Delaware court ordered the action to be transferred to the U.S. District Court for the Northern District of California, where it was assigned Civil Action No. C 02-5343 JF. On January 6, 2003, Quickturn and Cadence filed a motion to amend their Answer and Counterclaims in this suit to add a counterclaim alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,036,473. On February 24, 2003, the Court granted Quickturn and Cadence’s motion. On June 5, 2003, Quickturn and Cadence filed additional counterclaims alleging that IKOS’ VStation products infringe Quickturn’s U.S. Patent No. 5,329,470 and U.S. Patent No. 5,477,475. On June 25, 2003, Mentor and IKOS filed additional counterclaims alleging that certain unidentified Quickturn emulation products infringe IKOS’ U.S. Patent No. 6,223,148 and U.S. Patent No. 5,649,176, and seeking further unspecified damages and injunctive relief. This action was dismissed on October 2, 2003, upon motion of the parties pursuant to the Mentor Settlement.

      On February 28, 2003, a purported class action entitled Liu, et al. v. Credit Suisse First Boston Corporation, et al., Case No. 03-CV-20459-Martinez/ Dube was filed in the U.S. District Court for the Southern District of Florida. The complaint was amended on June 19, 2003. As amended, the complaint named 25 separate defendants, including Simplex Solutions, Inc. Simplex was acquired by Cadence in June 2002. The amended complaint charged six underwriter defendants and 19 issuer defendants (four of whom were subsequently voluntarily dismissed) with conspiracy to manipulate the price of the issuers’ stock following their respective initial public offerings by disseminating false financial information. The amended complaint charged each defendant with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint sought damages in an unspecified amount and it also sought certain equitable relief. On August 12, 2003, the federal Judicial Panel on Multidistrict Litigation transferred this action to the U.S. District Court for the Southern District of New York, which is handling a similar litigation entitled In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On October 2, 2003, plaintiffs filed a motion for leave to further amend their complaint. In their amended complaint, Simplex is no longer named as a defendant in the action.

      While the outcome of the disputes and litigation matters discussed above cannot be predicted with any certainty, management does not believe that the outcome of these matters will have a material adverse effect on Cadence’s consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

      In August 2003, in a private placement pursuant to Section 4(2) of the Securities Act, as amended, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023 to two initial purchasers, J.P. Morgan Securities, Inc. and SG Cowen Securities Corporation, for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which we received net proceeds of approximately $408.5 million after transaction fees of approximately $11.5 million. We issued the Notes at approximately 98% of par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount.

      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold.

      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Notes for 100% of the principal amount. Upon a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock.

      In August 2003, we sold warrants for the purchase of up to 26,829,176 shares of our common stock to J.P. Morgan Securities, Inc. for total cash proceeds of approximately $56.4 million in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrants have a conversion price of $23.08 and expire at various dates from February 2008 through May 2008 and must be settled in net shares. Each warrant is automatically converted into one share of our common stock on the various expiration dates if the price of our common stock at the close of trading on the expiration date is greater than the conversion price. Upon conversion, we shall deliver the number of shares of common stock equal to the number of warrants being converted multiplied by the difference between the price of our common stock at the close of trading on the expiration date and the conversion price.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

4.1	Indenture dated as of August 15, 2003 by and between Cadence Design Systems, Inc. and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023.
4.2	Registration Rights Agreement dated as of August 15, 2003 by and among Cadence Design Systems, Inc. and J.P. Morgan Securities Inc. and SG Cowen Securities Corporation as Initial Purchasers.
31.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      On October 15, 2003, a current report on Form 8-K was furnished to the SEC to report that Cadence issued a press release and conducted a conference call announcing its financial results for the third quarter of 2003.

      On August 22, 2003, a current report on Form 8-K was furnished to the SEC to report that the initial purchasers for Cadence’s offering of $350.0 million senior convertible notes, have exercised their option to purchase an additional $70.0 million of such convertible notes.

      On August 13, 2003, a current report on Form 8-K was furnished to the SEC to report Cadence’s intention to commence, and announce the pricing of, an offering of $350.0 million in aggregate principal amount of senior convertible notes to be issued pursuant to Rule 144A.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: November 6, 2003	By: /s/ H. Raymond Bingham

H. Raymond Bingham President, Chief Executive Officer, and Director

DATE: November 6, 2003	By: /s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

4.1	Indenture dated as of August 15, 2003 by and between Cadence Design Systems, Inc. and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023.
4.2	Registration Rights Agreement dated as of August 15, 2003 by and among Cadence Design Systems, Inc. and J.P. Morgan Securities Inc. and SG Cowen Securities Corporation as Initial Purchasers.
31.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.