Form 10-K
period 2004-01-03
CADENCE DESIGN SYSTEMS INC
filed 2004-04-02
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter June 28, 2003 was $3,153,500,295.

      On March 6, 2004 approximately 270,169,346 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the 2004 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.

2003 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	52
PART III
Item 10.	Directors and Executive Officers of the Registrant	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions	54
Item 14.	Principal Accountant Fees and Services	54
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55
	Signatures	121
EXHIBIT 10.21
EXHIBIT 10.23
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I.

Item 1. Business

      This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report contain forward-looking statements. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Competition,” “Proprietary Technology,” “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

      We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

      Cadence Design Systems, Inc., or Cadence®, licenses electronic design automation, or EDA, software, sells or leases hardware technology and provides design and methodology services throughout the world to help accelerate and manage customers’ electronic product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronic systems. We have approximately 4,800 employees, in approximately 60 sales offices, design centers and research facilities located around the world.

      We were formed as a Delaware corporation in April 1987. Our headquarters are located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. Our website can be accessed at www.cadence.com. We make available free of charge copies of our SEC filings and submissions on the investor relations page of our website at www.cadence.com as soon as practicable after electronically filing or furnishing such documents with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on the investor relations page of our website at www.cadence.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at the address above.

Factors Driving the Electronic Design Automation Industry

      During the last decade, the worldwide communications, business productivity and consumer electronics markets drove development in the electronics industry. Ever-decreasing silicon manufacturing process geometries coupled with the move to 300 millimeter wafer production drive IC cost decreases, volume increases and greater complexity for providers of electronics devices. At the same time, the development of ICs with greater functionality complicates effective integration of components into complete electronic systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA product and services providers.

      From a design perspective, many of today’s complex ICs are system-on-a-chip, referred to as SoC, devices. These SoC devices, as described in more detail below, contain one or more processors, memory and application-specific logic. SoC design requires implementing an entire electronics sub-system on a single IC. Smaller feature sizes make it possible to put additional circuitry on a single segment of silicon, or die. The ICs fabricated on these dies include one or more processors (microprocessors and digital signal processors), a high-performance bus for on-chip data communication, numerous memory devices and peripherals, custom digital logic, custom analog logic and millions of lines of software code. Such devices offer benefits in terms of price, performance, power and size. However, they are extremely difficult to design. Designing these SoC devices requires the convergence of what have previously been distinct domains for embedded software, digital logic, analog circuitry and printed circuit board, or PCB, design. This convergence is changing the way designs for these devices are created.

      The increasing complexity of electronic devices poses major challenges for design teams in the migration to nanometer, or one billionth of a meter, design and SoC design (for reference, the diameter of the period at the end of this sentence is approximately 400,000 nanometers). Nanometer design refers to the design of ICs that will have feature sizes smaller than 180 nanometers. IC feature sizes for wires, transistors and contacts decrease with each advance in the semiconductor manufacturing process. Each successive move to a smaller feature size (e.g., decreasing from 130 nanometers to 90 nanometers and smaller) requires introducing new capabilities throughout the entire design and manufacturing chain to account for new physical effects. For example, at 130 nanometers, signal integrity issues such as signal interference between wires, or crosstalk; power distribution management, or IR (voltage) drop; and electrical noise on IC performance, have become critical. At 90 nanometers, power leakage dramatically affects overall IC power consumption and creates additional design challenges. The increased complexity, electrical noise and power consumption due to leakage, combine to increase pressure on the ability to reach the desired operating frequency, commonly known as timing closure.

      These trends pose significant new challenges for electronics design teams. Specifically, nanometer design requires designers to take into account many physical effects that were too small to impact performance of larger circuit geometries. SoC design requires new approaches to managing complexity and its related risks. The electronics industry addresses these challenges in a number of ways, including the use of new EDA products, the upgrade of existing tools and design methodologies, and offering the advantages of highly integrated front-to-back design solutions.

Operating Segments

      We manage our business through three operating segments: Products, Services and Maintenance. The Products segment develops and markets our software and hardware technologies to our customers. The Maintenance segment services the ongoing, after-sale support requirements of those products through technical support and software updates. The Services segment provides our customers with educational services focused on training customers for the efficient and effective use of our technologies, methodology services to assist customers in optimizing the use of our technologies within their design activities, and design services to develop complex ICs and other electronic components for our customers. See “Competition” below and Note 19, Segment Reporting, to our Consolidated Financial Statements for additional information related to these operating segments.

Products

      Through our Products segment, we offer one of the most comprehensive sets of EDA products in the industry. Our products improve designer productivity and design quality throughout the electronic design process. Product revenues include all fees earned from granting licenses to use our software and sales and leases of our hardware products, and exclude revenues derived from Maintenance and Services. We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” below for additional discussion of our license types.

      Product revenue represented 59% of our total revenue in 2003, 63% in 2002 and 58% in 2001.

Product Strategy

      With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We have formulated a design solution strategy that combines our “best in class” design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence design platforms are IncisiveTM Functional Verification, EncounterTM Digital IC Design, Virtuoso® Custom Design and Allegro® System Interconnect Platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing products that span both the digital and custom IC design flows. These four platforms, together with our design for manufacturing products comprise our primary product lines.

Incisive Functional Verification Platform

      The Incisive functional verification platform supports a unified methodology, from design of the total system, to design-in of particular ICs, to design of specific systems, for all design domains. Compared to traditional simulation approaches, the Incisive platform provides faster full-chip verification throughout the entire design cycle, which significantly reduces total verification time.

      The Incisive platform employs a single-kernel architecture that overcomes fragmentation by unifying multiple verification techniques around a single engine. It also provides support for open design and verification standards as well as analog/mixed-signal verification. The same platform delivers Palladium® hardware in-circuit emulation and simulation acceleration-on-demand, transaction-level support, HDL analysis, coverage, debug and analysis, and test generation. Not only is Incisive designed so customers can adopt these technologies incrementally, it can also deliver the speed and efficiency required to compress overall verification time. The QuickCyclesTM capability allows customers to access Palladium simulation acceleration and emulation products on a pay-as-you-go basis, either on the customer site or remotely over a high-speed, secure network connection.

      As part of the Incisive functional verification platform, Incisive Conformal® provides a complete logic equivalence checking solution for verifying that the RTL specification is equivalent to the final IC layout. Conformal verifies a variety of circuits, including complex arithmetic logic, datapath, memories, and custom logic.

Encounter Digital IC Design Platform

      Our Encounter digital IC design platform employs a unified architecture for full digital implementation of nanometer-scale designs. It is based on a single user interface and unified in-memory data model, and was specifically designed to analyze and optimize wiring throughout the design process. It is comprised of the following core technologies:

•	Encounter RTL Compiler, featuring global synthesis for timing closure, which uses a patented set of global focus algorithms that maximize circuit performance;
•	First Encounter® Ultra, a silicon virtual prototyping system that assists in managing the IC design process;
•	NanoRouteTM Ultra, which uses graph-based routing technologies to efficiently support variable-spacing, variable-width routes for nanometer process technologies;
•	CeltICTM signal integrity analyzer, which is used by leading silicon foundries for ensuring that the chip designed with the Encounter platform does not contain any fatal signal integrity defects; and
•	Encounter Test SolutionsTM which identify opportunities for yield improvements by accelerating defect identification, and by linking design data with manufacturing data.

      Unlike traditional “front-end/back-end” systems, the Encounter platform does not require translations between common tasks such as placement, power distribution, routing, and timing/crosstalk analysis. The

SoC EncounterTM configuration supports hierarchical designs, with full-chip support for designs containing more than 50 million gates. (A gate is an electronic switch that allows or prevents the flow of current in a circuit.) Nano EncounterTM supports full-chip implementation for non-hierarchical chips and blocks of up to 10 million gates.

Virtuoso Custom Design Platform

      The Virtuoso custom design platform enables development of silicon-accurate analog, custom digital, radio frequency and mixed-signal designs. With the Virtuoso platform, custom design teams are able to deliver silicon-accurate designs — while addressing the growing number of physical effects in package, power grid, interconnect, devices, and substrate.

      By using its advanced custom design methodology for custom/mixed-signal design, the Virtuoso platform enables highly accurate design predictability by ensuring that the circuit design representation will behave correctly in the final manufactured silicon. The Virtuoso platform reduces design time by providing:

•	A specification-driven environment that automates the entire design process;
•	Multi-mode simulation (digital, analog and radio frequency) using a common syntax, model, and equations;
•	Fast custom layout technologies;
•	Highly accurate electrical vs. physical effects analysis; and
•	Physical design integration and silicon analysis for complex custom, cell-based, and mixed custom designs using our Open AccessTM database.

Design For Manufacturing

      The physical design of ICs requires detailed analysis and optimization to ensure the design can be manufactured. Our Fire & Ice® QX products take the designer’s representation of the IC and extract the physical properties of the design to enable further analysis. Our SignalStorm®, VoltageStorm® and ElectronStorm® products address nanometer design challenges associated with on-chip distribution of power, timing and crosstalk effects. The Substrate Noise Analyst product, designed for radio frequency, analog, and mixed-signal ICs, provides a silicon-accurate model for detecting fatal substrate coupling defects to enable chip integration. Our Assura products perform design rule checking to ensure the proposed design meets the requirements of the foundry’s manufacturing process rules. Our software and services are designed to provide comprehensive, high-speed verification that an IC will perform as designed, taking into account the complex effects of nanometer semiconductor physics.

Allegro System Interconnect Design Platform

      The Cadence Allegro system interconnect design platform enables collaborative design of high-performance interconnect across the domains of IC, package and PCB, reducing cost and time to market. The system interconnect — between I/ O buffers and across ICs, packages and PCBs — can be optimized through the platform’s co-design methodology, reducing both hardware costs and design cycles. The Allegro platform’s constraint-driven methodology includes advanced capabilities for design capture, signal integrity and physical implementation. The Allegro co-design methodology is supported by our Encounter and Virtuoso platforms, enabling effective design chain collaboration. Silicon design-in kits speed time to market by allowing IC companies to shorten new device adoption time and allowing systems companies to accelerate PCB system design cycles.

      The System Interconnect product group includes the Allegro system interconnect platform and the OrCAD product line of PCB design products that is priced for the individual user. The OrCAD product line is marketed exclusively through a worldwide network of value added resellers.

Verification and Application Specific Programming, or ASP, Services

      We offer verification and ASP services through Time-to-Market Engineering, or TtME, services. Our TtME team provides customers with consulting services, project services and/or complete turnkey services for verification acceleration and system emulation. QuickCycles allows customers to access Palladium simulation acceleration and emulation products on a pay-as-you-go basis, either on the customer internet site or remotely over a high-speed, secure network connection.

Third Party Programs and Initiatives

      We recognize that certain of our customers may also use internally-developed design tools or design tools provided by other EDA companies. We support the integration of third party design products through our Open Access Initiative and Connections® Program. Open Access is a full-featured EDA database that supports access and manipulation of its internal EDA data via a fully documented and freely available programming interface. This provides an open application program interface, or API, through which applications developed by our customers, by their other EDA vendors, or by university research groups can all operate within a single database and with Cadence platforms. We have contributed the open access database to the Open Access Coalition, which is operated by the Silicon Integration Initiative, an organization of EDA, electronic system and semiconductor industry leaders focused on improving productivity and reducing cost in creating and producing integrated silicon systems. The Connections Program provides other EDA companies with access to our products to ensure that our products work well with those third party tools. Over 120 EDA providers are members of the Connections Program. Additionally, we collaborate throughout the silicon design chain with leading IP, silicon foundry, and library provider partners to support customer-owned tooling, or COT, solutions for our customers. We also assist and support library providers in the integration of our design and verification products and model formats into COT library solutions. In addition, we work with vendors of Application Specific Integrated Circuits, or ASICs, to ensure predictable and smooth handoff of design data from mutual customers to ASIC implementation. These relationships are integral to providing complete design chain solutions to IC and electronic systems designers who depend on coordinated offerings from multiple suppliers.

Maintenance

      The Maintenance segment comprises our customer support activities for our software and hardware products. We provide technical support to our customers to facilitate their use of our products. A high level of customer service and support is critical to the adoption and successful use of our products, which results in a close link between the Product and Maintenance segments.

      We have a global customer support organization and specialized field application engineering teams located in each of our operating regions, to provide assistance to customers where and when they need it.

      Standard maintenance support includes three major components: our Sourcelink® online support portal, which provides 24 hour access to real-time technical information on our products; contact center support — telephone, email and web access to our support engineers; and software updates — periodic updates with regression-tested critical fixes and updated functionality available via CDs or secure internet download.

      Maintenance is offered to customers as an integral, non-cancelable component of our subscription license agreements, or as a separate agreement subject to annual renewal for our term and perpetual license agreements. During the recent downturn in the electronics industry, some customers facing constrained budgets elected not to renew maintenance agreements associated with license agreements with us.

      Some of our customers have relocated, or expanded the presence of their design teams away from their headquarters or historical locations to less expensive locations in emerging growth regions. Accordingly, to provide the most responsive and effective support for our customers, we expect to continue to expand the presence of our own support and application engineering teams into emerging growth regions around the world.

      Maintenance revenues represented 29% of our total revenue in 2003, 26% in 2002 and 24% in 2001. Maintenance revenue in 2004 will be predominately generated from backlog.

Services

      We offer a number of fee-based services, including education and engineering services related to design and methodology services. These services may be sold and performed in conjunction with the sale, lease or license of our products or sold separately.

      Services revenue represented 12% of our total revenue in 2003, 11% in 2002 and 18% in 2001.

Education Services

      Our educational services include Internet, classroom and custom courses, the content of which ranges from how to use the most recent product features to instructions in the latest design techniques.

Design and Methodology Services

      We offer engineering services and reusable design technologies to aid customers with the design of complex ICs. We focus our offerings primarily on SoC devices, including both Application Specific Integrated Circuits, or ASICS, and Application Specific Standard Parts, and on analog and mixed signal ICs. The customers for these services primarily consist of semiconductor and systems companies developing products for the communications, computing, and consumer market segments. We offer engineering capabilities to assist customers from product concept through volume manufacturing.

      We also make our design intellectual property, or design IP, portfolio available to customers as part of our complete technology and services solution. These reusable design and methodology components enable us to more efficiently deliver our services, and allow our customers to reduce the design complexity and time to market for the development of complex SoCs.

      In our design and methodology service practices, we leverage our cumulative experience and knowledge of design practices across many customers and different design environments to improve our own service teams’ and our customers’ productivity. We work with customers using outsourcing, consultative and collaborative models depending on their projects and needs. Our Virtual Computer-Aided Design, or VCAD, model enables our engineering teams at one or more of our locations to virtually work “side-by-side” with our customers’ teams located elsewhere during the course of their design and engineering projects through a secure private network infrastructure.

      Through collaboration with our customers, we are able to design advanced ICs, gaining direct and early visibility to industry design issues that may not be addressed adequately by today’s design automation solutions. This enables us to accelerate the development of new software technology to meet the market’s current and future design requirements.

Marketing and Sales

      We generally use a direct sales force consisting of sales people and applications engineers to market our products and provide maintenance and services to existing and prospective customers. Applications engineers provide technical pre-sales as well as post-sales support for software products. Our Methodology Services group provides on-site resources and capabilities to help customers improve productivity with their design activity. Due to the complexity of EDA products and the electronic design process in general, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our software. We also use traditional marketing approaches to promote our products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the Internet.

      Internationally, we market and support our products and services primarily through our subsidiaries. Until June 28, 2003, we licensed most of our software products in Japan through Innotech Corporation, of which we are an approximately 15% stockholder. In June 2003, we purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, we directly license our software products to customers for which we acquired the distribution rights from Innotech.

Research and Development

      Our investment in research and development was $340.1 million in 2003, $326.4 million in 2002 and $297.3 million in 2001.

      The primary areas of our research include SoC design, the design of silicon devices in the nanometer range, high-speed board design, architectural-level design, high-performance logic verification technology and hardware/ software co-design. Because the electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, we focus significant investment on enhancing our current products, as well as creating new products and techniques.

      Our future performance depends largely on our ability to maintain and enhance our current product lines to meet advancing semiconductor manufacturing capability, develop or acquire new products and services from third parties, maintain technological competitiveness and meet increasingly complex customer requirements. In addition to research and development conducted within each of our segments, we maintain Cadence Laboratories, an advanced research group responsible for exploring new directions and applications of our technologies, migrating new technologies into our existing offerings and maintaining strong industry relationships.

Manufacturing and Distribution

      Our software production operations consist of configuring the customer’s order, outsourcing the recording of the product electronically or on CD-ROM, and producing customer-unique access keys allowing customers to use licensed products. Software and documentation are generally made available to customers by secured electronic delivery. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format.

      Cadence performs final assembly and test of its hardware verification, acceleration and emulation products in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual printed circuit boards and custom ICs, and supply them to us for qualification and testing prior to their incorporation into the assembled product.

Proprietary Technology

      Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for this third party software and other intellectual property in the future. As part of performing design services for customers, our design services business licenses certain software and other intellectual property of third parties, including that of our competitors.

Competition

      The competitive conditions for our Products and Maintenance segments are closely related. In these segments, we compete in the EDA market primarily with three other significant companies: Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. In 2002 and 2003, Synopsys, Inc. acquired two significant companies, Avant! Corporation and Numerical Technologies, Inc., and the combined companies offer a broader product range than any of them did before the mergers. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. We generally compete on the basis of product quality and features, integration in a platform or compatibility with other tools, price and payment terms and maintenance offerings.

      Our Maintenance business flows directly from the Products business. The competitive issues associated with the Maintenance segment are substantially the same as those for the Products segment in that every maintenance contract is the direct result of a product contract, and once we have entered into a product contract, maintenance is generally purchased by the customer to ensure that the customer will receive access to bug fixes and service releases, as and when they are made available, and other continued support.

      Certain competitive factors in the Services business as described in this annual report on form 10-K differ from those of the Products and Maintenance businesses. We compete less with other EDA companies in this business segment, and more with independent design service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, such as Cadence, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog and digital ICs. It is our strategy to use design services as a differentiator to further promote our Products and Maintenance businesses.

Backlog

      Our backlog on January 3, 2004 was approximately $1.6 billion as compared to $1.4 billion on December 28, 2002. Backlog consists of revenue to be recognized over multiple fiscal periods after January 3, 2004:

•	From the sale or lease of hardware and subscription licenses for software products;
•	For maintenance contracts on hardware and software products;
•	From orders for hardware and software products sold on perpetual and term licenses on which customers have requested delivery dates after January 3, 2004;
•	To be recognized under term licenses under which payments are in less than near equal installments;
•	From license arrangements for which collectibility is not probable;
•	From the undelivered portion of services contracts that is recognized on a percentage-of-completion basis; and
•	From services contracts recognized under the completed contract method for which services have not yet been completed.

      The substantial majority of our backlog is generated by our product and maintenance segments, as customer licenses generally include both product and maintenance components. Services is not a significant component of backlog. We expect that maintenance revenue in 2004 will be predominately generated from backlog. We have not historically experienced significant cancellations of our contracts with customers. However, we often reschedule the required completion dates of services contracts which, at times, defers revenue recognition under those contracts beyond the original expected completion date. Changes in customer license types or payment terms also can impact the timing of revenue recognition. See “Software Licensing Arrangements” for discussion of product revenue recognized from backlog.

Revenue Seasonality

      Historically, orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one year and the first quarter of the next year. We expect the first quarter will remain our lowest quarter for orders and revenues; orders and revenues in other quarters will vary based on the particular timing and type of licenses entered into with large customers.

Employees

      As of February 7, 2004, we employed approximately 4,800 individuals, with approximately 2,250 in sales, services, marketing, support and manufacturing activities, approximately 1,900 in product development and approximately 650 in management, administration and finance. None of our employees is represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Software Licensing Arrangements

      We sell software using three license types: subscription, term and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a subscription or term license and customers who prefer to have the right to use the technology continuously without time restriction choose perpetual licenses. Customers who desire rights to remix in new technology during the life of the contract select a subscription license, which allows customers limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license which does not include remix rights to new technology. Payment terms for subscription and term licenses generally provide for installments over the license period and for perpetual licenses generally are net 30 days.

      Our revenue recognition depends on a number of contract-specific terms and conditions, including the license type, payment terms, creditworthiness of the customer and other factors as more fully described under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenue associated with subscription licenses is recognized over multiple periods over the license term whereas product revenue associated with term and perpetual licenses may be eligible for revenue recognition upon the effective date and delivery of the license, assuming all other criteria for revenue recognition have been met.

      Product revenue recognized from backlog comprised approximately 60% of total product revenue in 2003, 45% in 2002 and 30% in 2001. Our revenue and results of operations may fall short of expectations due to the actual mix of license types executed in any given period and due to other contract-specific terms and conditions as discussed above. We are subject to greater credit risk on subscription and term licenses, as compared to perpetual licenses, due to the installment payment terms generally associated with those license types. Otherwise, the particular risks to us of one license type versus another type do not vary considerably.

      From time to time we sell receivables from our licenses with installment payment terms on a non-recourse basis to third party financing institutions.

      For further discussion of our license agreements, revenue recognition policies and results of operations, please refer to “Critical Accounting Estimates” found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

International Operations

      We have offices located in China, France, Germany, India, Japan, Russia, Taiwan, the United Kingdom and other areas throughout the world. These offices primarily provide sales, research and development and operational support functions. We consider customer sales and support requirements, the availability of a skilled workforce, costs and efficiencies among other relative benefits when determining what operations to locate internationally. For additional information regarding our international operations see Note 19, Segment Reporting, to our Consolidated Financial Statements.

Factors That May Affect Future Results

      Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

Risks Related to Our Business

We are subject to the cyclical nature of the integrated circuit and electronics systems industries, and any downturn may reduce our revenue.

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

      Since 2001, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. While many of these companies appear to have experienced a gradual recovery in the second half of 2003, they have continued their focus on cost containment. Any economic downturn could harm our business, operating results and financial condition.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete.

      The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs is shrinking due to advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of the interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 180 nanometers to 130 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions is challenging fundamental laws of physics and chemistry.
•	The ability to design System-on-Chip, or SoC, ICs increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	Increased capability of Field-Programmable Gate Array, or FPGA, technologies creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	A growing number of low-cost design services businesses could reduce the need for some IC companies to invest in EDA products.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA products and design flows.

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

We have experienced varied quarterly operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of recognition of revenue under those license types.

      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have experienced quarterly net losses for three of the past four quarters, and we may experience net losses in future periods. In addition, we recorded a net loss for the fiscal year ended January 3, 2004. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million. The failure to complete a license for one or more orders for our software products in a particular quarter could seriously harm our operating results for that quarter.

      Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: term, subscription and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods over the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings.

      We continue to experience increasing customer preference for our subscription licenses and requests for more flexible payment terms. We expect revenue recognized from backlog to increase as a percentage of product revenue, on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time. In addition, revenue is impacted by the timing of license renewals, changes in the extent to which contracts contain flexible payment terms and changes in the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.

      We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

      You should not view our historical results of operations as reliable indicators of our future performance. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of our common stock could decline dramatically.

Our future revenue is dependent in part upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.

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

We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions.

      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisitions will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with Cadence which may preclude access to products acquired by Cadence after the effective date of the license; and
•	Failure to understand and compete effectively in markets in which we have limited previous experience.

      In a number of our acquisitions, we have agreed to make future cash or stock payments based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business and also incentive stock or option grants to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In the fiscal year ended January 3, 2004, we paid $2.4 million in cash and issued 3.7 million shares, valued at $57.7 million, to former stockholders of acquired companies, as contingent purchase price.

      The additional goodwill and deferred stock compensation relates to the achievement of certain performance goals related to bookings, product proliferation, product development or employee retention resulting from acquisitions. The goodwill is not expected to be deductible for income tax purposes.

      In connection with our acquisitions completed prior to January 3, 2004, we may be obligated to pay up to an aggregate of $39.1 million in cash and issue a total of 0.8 million shares of our common stock during fiscal 2004. In addition, we may be required to pay an additional $76.0 million in cash from 2005 through 2007 if certain performance goals related to bookings, revenues, product development, product proliferation or employee retention are achieved in full.

      Future acquisitions may result in increased goodwill and other intangible assets, in addition to acquisition-related charges. These assets may eventually be written down to the extent they are deemed to be impaired, and any such write-downs would adversely affect our results.

Our failure to attract, train, motivate and retain key employees may make us less competitive in our industries and therefore harm our results of operations.

      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Even in the current economic climate, competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results. Additionally, if certain proposed accounting standards were adopted we would be required to record a charge to compensation expense for option grants.

      In addition, new regulations have been adopted by the NYSE that require stockholder approval for new stock option plans and significant amendments to existing plans, including increases in options, and that prohibit NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These new regulations could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

The competition in our industries is substantial and we cannot assure you that we will be able to continue to successfully compete in our industries.

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

      We currently compete in the EDA market primarily with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. In 2002 and 2003, Synopsys, Inc. acquired two significant companies, Avant! Corporation and Numerical Technologies, Inc., and the combined companies offer a broader product range than any of them did before the mergers. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as us because they wish to promote their own internal design departments.

We may need to change our pricing models to compete successfully.

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

We rely on our proprietary technology as well as software and other intellectual property rights licensed to us by third parties, and we cannot assure you that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such intellectual property rights from third parties.

      Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. We also cannot assure you that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our design services business holds licenses to certain software and other intellectual property owned by third parties. Our failure to obtain, for our use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results and financial condition.

Intellectual property infringement by or against us could result in our loss of key technology.

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

We may not be able to effectively implement our restructuring activities, and our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations.

      The EDA market and the commercial electronics design and methodology services industries are highly competitive and change quickly. We have responded to increased competition and changes in the industries in which we compete by restructuring our operations and reducing the size of our workforce. Despite our restructuring efforts over the last few years, we cannot assure you that we will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these restructuring activities in the periods contemplated, or at all. Our inability to realize these benefits, and our failure to appropriately structure our business to meet market conditions, could negatively impact our results of operations.

      As part of our recent restructuring activities, we have reduced the workforce in certain revenue-generating portions of our business, particularly in our services business. This reduction in staffing levels could require us to forego certain future strategic opportunities due to limited resources, which could negatively affect our long-term revenues.

      In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our restructuring activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions.

      We also cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

The lengthy sales cycle of our products and services makes the timing of our revenue difficult to predict and may cause our operating results to fluctuate unexpectedly.

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

The profitability of our services business depends on factors that are difficult to control, such as the high cost of our services employees, our cost of performing our fixed-price services contracts and the success of our design services business, which has historically suffered losses.

      To be successful in our services business, we must overcome several factors that are difficult to control, including the following:

•	Our cost of services employees is high and reduces our gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and our cost of providing those services. We must pay high salaries to attract and retain professional services employees. This results in a lower gross margin than the gross margin in our software business. In addition, the high cost of training new services employees or not fully utilizing these employees can significantly lower gross margin. It is difficult to adjust staffing levels quickly to reflect customer demand for services; therefore, the services business has in the past and could continue to experience losses.
•	A portion of services contracts consists of fixed-price contracts. Some of our customers pay a fixed price for services provided, regardless of the cost we must incur to perform the contract. If our cost in performing the services were to exceed the amount the customer has agreed to pay, we would experience a loss on the contract, which could harm our business, operating results and financial condition.
•	We have historically suffered losses in our design services business. The market for electronics design services is sensitive to customer budgetary constraints and engineering capacity. Our design services business has historically suffered losses. If our design services business fails to increase its revenue to offset its expenses, the design services business will continue to experience losses. Our failure to succeed in the design services business may harm our business, operating results and financial condition.

Our international operations may seriously harm our financial condition because of the effect of foreign exchange rate fluctuations and other risks to our international business.

      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 44% in 2003, 45% in 2002 and 45% in 2001. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen and the European Union euro, have had, and may continue to have, a seriously harmful effect on our revenue and operating results.

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

      We have offices throughout the world, including key research facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as computer “hacking” or the introduction of a virus into our computer systems, could significantly interfere with our business operations.

Our operating results could be adversely affected as a result of changes in our effective tax rates.

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

      Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of the examination or any future examinations involving similar claims may have a material adverse effect on our results of operations and cash flows.

      The IRS and other tax authorities regularly examine our income tax returns. The IRS recently completed its field examination of our federal income tax returns for the fiscal years 1997 through 1999 and has issued a Revenue Agent’s Report, referred to as the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjusts quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest to certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We are challenging these proposed adjustments vigorously.

      Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations, including the current IRS assessments. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Failure to obtain export licenses could harm our business by rendering us unable to ship products and transfer our technology outside of the United States.

      We must comply with U.S. Department of Commerce regulations in shipping our software products and transferring our technology outside the United States and to foreign nationals. Although we have not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying could harm our business, operating results and financial condition.

Proposed regulations related to equity compensation could cause us to recognize an additional expense, which would result in a reduction in our net income.

      On March 31, 2004, the Financial Accounting Standards Board, or FASB, consistent with recent actions of other accounting agencies and entities, issued a proposed Statement “Share Based Payment, an Amendment of FASB Statements No. 123 and 95” relating to the accounting for equity-based compensation. This Statement proposes changes to U.S. Generally Accepted Accounting Principles, or GAAP, that, if implemented, would require us to record a charge to compensation expense for stock option grants. We currently account for stock options under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, we have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation, if the option exercise price is not less than the fair market value of the common stock at the grant date. The FASB’s proposal would eliminate our ability, starting in 2005, to account for stock-based awards using the intrinsic value method prescribed by APB Opinion No. 25 and would instead require that such awards be accounted for using a fair-value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. We cannot predict whether the proposed regulations will be adopted, but if adopted they would have an adverse affect on our results of operations.

Errors or defects in our products and services could expose us to liability and harm our reputation.

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

If we become subject to unfair hiring claims, we could be prevented from hiring needed employees, incur liability for damages and incur substantial costs in defending ourselves.

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

Our business is subject to the risk of earthquakes, floods and other natural catastrophic events.

      Our corporate headquarters, including certain of our research and development operations, and certain of our distribution facilities, are located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. In addition, several of our facilities, including our corporate headquarters, certain of our research and development operations, and certain of our distribution operations, are in areas of San Jose, California that have been identified by the Director of the Federal Emergency Management Agency, or FEMA, as being located in a special flood area. The areas at risk are identified as being in a one hundred year flood plain, using FEMA’s Flood Hazard Boundary Map or the Flood Insurance Rate Map. If significant seismic or flooding activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

We maintain research and other facilities in parts of the world that are not as politically stable as the

United States, and as a result we may face a higher risk of business interruption from acts of war or terrorism than other businesses located only or primarily in the United States.

      We maintain international research and other facilities, some of which are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated given that damage to or disruptions at our international research and development facilities could have an adverse effect on our ability to develop new or improve existing products as compared to other businesses which may only have sales offices or other less critical operations abroad. We are uninsured for losses or interruptions caused by acts of war or terrorism.

Risks Related to Our Securities

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

      We have a substantial level of debt. As of January 3, 2004, we had $420.5 million of outstanding indebtedness, including $420.0 million of our Zero Coupon Zero Yield Senior Convertible Notes, or the Notes, that we issued in August 2003. The level of our indebtedness, among other things, could:

•	make it difficult for us to satisfy our payment obligations on our debt as described below;
•	make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	limit our flexibility in planning for or reacting to changes in our business;
•	reduce funds available for use in our operations;
•	make us more vulnerable in the event of a downturn in our business;
•	make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Notes; or
•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

      If we experience a decline in revenue due to any of the factors described in this section entitled “Factors That May Affect Future Results” or otherwise, we could have difficulty paying amounts due on our indebtedness. In the case of the Notes, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, including the Notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

      We are not restricted under our outstanding indebtedness from incurring additional debt, including other senior indebtedness or secured indebtedness. In addition, our outstanding indebtedness does not restrict our ability to pay dividends, issue or repurchase stock or other securities or require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our outstanding indebtedness could have the effect of diminishing our ability to make payments on such indebtedness when due. Although our outstanding indebtedness does not contain such financial and other restrictive covenants, future indebtedness could include such covenants. If we incur additional indebtedness or other liabilities, our ability to pay our obligations on our outstanding indebtedness could be adversely affected.

We may be unable to adequately service our indebtedness, which may result in defaults and other costs to us.

      We may not have sufficient funds or may be unable to arrange for additional financing to pay the outstanding obligations due on our indebtedness. Any future borrowing arrangements or debt agreements to which we become a party may contain restrictions on or prohibitions against our repayment on our outstanding indebtedness. With respect to the Notes, at maturity, the entire outstanding principal amount of the Notes will become due and payable. Holders may require us to repurchase for cash all or any portion of the Notes on August 15, 2008 for 100.25% of the principal amount, August 15, 2013 for 100.00% of the principal amount and August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders may require us to repurchase the Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we may be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of any other indebtedness then outstanding.

      In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines which incorporate by reference substantial information regarding us rather than requiring quarterly and other revision and updating, which could potentially hinder our ability to raise capital through the issuance of our securities and will increase the costs of such registration to us.

The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.

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

Conversion of the Notes will dilute the ownership interests of existing stockholders.

      The terms of the Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 26.8 million shares of our common stock issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145% or more over specified periods, earnings per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount.

      Each $1,000 of principal of the Notes is initially convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock.

      Although the conversion price is currently $15.65 per share, the convertible notes hedge and warrant transactions that we entered into in connection with the issuance of the Notes effectively increased the conversion price of the Notes until 2008 to approximately $23.08 per share, which would result in an aggregate issuance upon conversion prior to August 15, 2008 of approximately 18.2 million shares of our common stock. We have entered into convertible notes hedge and warrant transactions to reduce the potential dilution from the conversion of the Notes, however we cannot guarantee that such convertible notes hedge and warrant instruments will fully mitigate the dilution. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

We may, at the option of the noteholders and only in certain circumstances, be required to repurchase the

Notes in shares of our common stock upon a significant change in our corporate ownership or structure, and issuance of shares to repurchase the notes would result in dilution to our existing stockholders.

      Under the terms of the Notes, we may be required to repurchase the Notes following a significant change in our corporate ownership or structure, such as a change of control, prior to maturity of the Notes. Following a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price of the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock. In the event we choose to pay all or any part of the repurchase price of notes in shares of our common stock, this would result in dilution to the holders of our common stock.

Convertible notes hedge and warrant transactions entered into in connection with the issuance of the Notes may affect the value of our common stock.

      We entered into convertible notes hedge transactions with JP Morgan Chase Bank, an affiliate of one of the initial purchasers of the Notes, at the time of issuance of the Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Notes. We also entered into warrant transactions. In connection with our convertible notes hedge and warrant transactions, JP Morgan Chase Bank, or its affiliates purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. This entity or its affiliates is likely to modify its hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Notes. In addition, subject to movement in the trading price of our common stock, if the convertible notes hedge transactions settle in our favor, we could be exposed to credit risk related to the other party.

Rating agencies may provide unsolicited ratings on the Notes that could reduce the market value or liquidity of our common stock.

      We have not requested a rating of the Notes from any rating agency and we do not anticipate that the Notes will be rated. However, if one or more rating agencies independently elects to rate the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces their rating in the future, the market price or liquidity of the Notes and our common stock could be harmed. A resulting decline in the market price of the Notes as compared to the price of our common stock may require us to repurchase the Notes.

Anti-takeover defenses in our governing documents and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

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

Item 2. Properties

      Our headquarters are located in San Jose, California, and we own the related land and buildings. Additionally, we own buildings in India and land and buildings in Scotland. The total square footage of our owned buildings is approximately 979,000.

      We lease additional facilities for our sales offices in the United States and various foreign countries, and our research and development and design services facilities worldwide. We sublease certain of these facilities where space is not fully utilized or has been involved in restructuring activities.

      We believe that these facilities and the undeveloped land we own adjacent to our current headquarters are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings

      From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss at the low end of the range. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates.

      While the outcome of any disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of Cadence

      The executive officers of the registrant are as follows:

Name	Age	Positions and Offices

H. Raymond Bingham	58	President, Chief Executive Officer and Director
Kevin Bushby	48	Executive Vice President, Worldwide Field Operations
Lavi A. Lev	47	Executive Vice President, IC Solutions
R.L. Smith McKeithen	60	Senior Vice President, General Counsel and Secretary
William Porter	49	Senior Vice President and Chief Financial Officer

      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

      H. RAYMOND BINGHAM has served as President and Chief Executive Officer of Cadence since April 1999. Mr. Bingham has been a director of the Cadence Board of Directors since November 1997. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels, Inc. for eight years. Mr. Bingham is a director of Onyx Software Corporation, Oracle Corporation and KLA-Tencor Corporation.

      KEVIN BUSHBY has served as Executive Vice President, Worldwide Field Operations of Cadence since 2001. From 1995 to 2001, Mr. Bushby served as Vice President and General Manager, European Operations of Cadence. Prior to joining Cadence, from 1990 to 1995, Mr. Bushby held several positions with Unisys Corporation, most recently as Vice President Sales and Marketing, Client Server Systems Division.

      LAVI A. LEV has served as Executive Vice President, Implementation Division since July 2003. From July 2002 to July 2003, Mr. Lev served as Executive Vice President, IC Solutions. From February 2001 to June 2002, Mr. Lev served as Senior Vice President and General Manager of the IC Solutions Group. Prior to joining Cadence, Mr. Lev was Senior Vice President of Engineering at MIPS Technologies, Inc. Mr. Lev has more than 20 years of experience in the semiconductor industry.

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

      WILLIAM PORTER has served as Senior Vice President and Chief Financial Officer of Cadence since May 1999. From 1994 to 1999, Mr. Porter served as Vice President, Corporate Controller and Assistant Secretary of Cadence. Prior to joining Cadence, Mr. Porter served as Technical Accounting and Reporting Manager and, most recently, as Controller of Cupertino Operations with Apple Computer, Inc.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol CDN. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of March 6, 2004, we had approximately 1,498 registered stockholders and approximately 22,600 beneficial owners of our common stock.

      The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended January 3, 2004:

	High	Low

2003

First Quarter	$11.79	$9.24
Second Quarter	$14.03	$9.75
Third Quarter	$14.46	$11.90
Fourth Quarter	$18.32	$13.00
2002

First Quarter	$24.39	$20.50
Second Quarter	$23.00	$14.43
Third Quarter	$16.12	$10.10
Fourth Quarter	$15.12	$8.65

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Historical results are not necessarily indicative of future results.

	Five fiscal years ended January 3, 2004

		Restated	Restated	Restated	Restated
	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Revenue	$1,119,484	$1,287,943	$1,430,440	$1,279,013	$1,093,303
Income (loss) from operations	$(9,964)	$160,579	$240,451	$62,878	$(12,750)
Other income (loss), net	$(15,599)	$(13,756)	$4,329	$2,015	$890
Net income (loss)*	$(17,566)	$60,339	$141,287	$46,676	$(16,341)
Net income (loss) per share — assuming dilution*	$(0.07)	$0.23	$0.55	$0.18	$(0.07)
Total assets	$2,817,902	$2,426,623	$1,730,030	$1,469,671	$1,455,310
Long-term portion of capital lease obligations	$61	$659	$1,476	$3,298	$5,024
Convertible notes	$420,000	$—	$—	$—	$—
Long-term debt	$—	$52,000	$—	$—	$20,000
Stockholders’ equity*	$1,572,281	$1,644,030	$1,121,347	$901,815	$981,800

*	Beginning in our fiscal year 2002, Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, we have ceased to amortize approximately $178.8 million of goodwill, net of accumulated amortization, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. The 1999 to 2001 consolidated financial data include amortization of goodwill and workforce intangibles totaling $50.8 million for 2001, $36.5 million for 2000 and $16.5 million for 1999.

      As more fully described in Note 4 to our Consolidated Financial Statements, in 2003, we determined that certain investments previously accounted for under the cost method during the fiscal years prior to 2003 should have been accounted for under the equity method of accounting. In addition, certain other errors were identified that occurred in the Consolidated Financial Statements for 2000 through 2002. As a result of these determinations, the following adjustments to amounts previously reported have been reflected in the selected financial data above before the effect of income taxes:

	Four fiscal years ended December 28, 2002

Income (Expense)	2002	2001	2000	1999

	(In thousands)
Investments	$230	$—	$(4,964)	$(3,776)
Deferred stock compensation	(6,505)	—	—	—
Revenue	(5,124)	—	(537)	—
Internally developed software	(2,547)	—	—	—

Total adjustments	$(13,946)	$—	$(5,501)	$(3,776)

      Because the Consolidated Financial Statements for 2001 were not materially affected by the change in accounting for investments, deferred stock compensation, revenue and internally developed software and the Consolidated Financial Statements for that year were audited by a firm that is no longer in existence, no adjustments have been made to the 2001 Consolidated Financial Statements. However, as described in Note 2 to the Consolidated Financial Statements, the 2001 Consolidated Financial Statements were restated to correct certain classification errors. These reclassifications had no effect on previously reported Revenue, Income from operations, Other income, Net income, Total assets or Shareholders’ equity. In order for the 2002 and 2003 Consolidated Financial Statements to be correct as of the end of each of those years, we have recorded the cumulative effect of $11.9 million for all years prior to fiscal 2002 as an adjustment to the opening retained earnings balance for fiscal 2002 as follows:

				Years Prior
Income (Expense)	2001	2000	1999	to 1999

	(In thousands)
Investments	$(5,700)	$(4,964)	$(3,776)	$(3,472)
Deferred stock compensation	(933)	—	—	—
Revenue	(404)	(537)	—	—
Internally developed software	(94)	—	—	—
Tax effect of restatement adjustments	2,851	2,200	1,510	1,389

Total adjustments	$(4,280)	$(3,301)	$(2,266)	$(2,083)

      The adjustments to amounts previously presented in selected financial data are summarized as follows:

	As Previously
	Reported	Adjustment	As Restated
2002:

	(In thousands, except per share amounts)
Revenue	$1,293,067	$(5,124)	$1,287,943
Income (loss) from operations	$174,755	$(14,176)	$160,579
Other income (loss), net	$(13,986)	$230	$(13,756)
Net income (loss)	$71,949	$(11,610)	$60,339
Net income (loss) per share — assuming dilution	$0.27	$(0.04)	$0.23
Total assets	$2,438,261	$(11,638)	$2,426,623
Stockholders’ equity	$1,659,305	$(15,275)	$1,644,030

	As Previously
	Reported	Adjustment	As Restated
2000:

	(In thousands, except per share amounts)
Revenue	$1,279,550	$(537)	$1,279,013
Income (loss) from operations	$63,415	$(537)	$62,878
Other income (loss), net	$6,979	$(4,964)	$2,015
Net income (loss)	$49,977	$(3,301)	$46,676
Net income (loss) per share — assuming dilution	$0.19	$(0.01)	$0.18
Total assets	$1,477,321	$(7,650)	$1,469,671
Stockholders’ equity	$909,465	$(7,650)	$901,815

	As Previously
	Reported	Adjustment	As Restated
1999:

	(In thousands, except per share amounts)
Revenue	$1,093,303	$—	$1,093,303
Income (loss) from operations	$(12,750)	$—	$(12,750)
Other income (loss), net	$4,666	$(3,776)	$890
Net income (loss)	$(14,075)	$(2,266)	$(16,341)
Net income (loss) per share — assuming dilution	$(0.06)	$(0.01)	$(0.07)
Total assets	$1,459,659	$(4,349)	$1,455,310
Stockholders’ equity	$986,149	$(4,349)	$981,800

      The decrease in total assets for fiscal 2002 of $11.6 million consists of a decrease in Property, plant and equipment of $2.6 million, an increase in Goodwill of $0.8 million and a decrease in Other assets of $9.8 million. The decrease in total assets of $7.7 million for fiscal 2000 consists of a decrease in Accounts receivable of $0.6 million and a decrease in Other assets of $7.1 million. The decrease in total assets of $4.3 million for fiscal 1999 relates entirely to a decrease in Other assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors” “Competition,” “Proprietary Technology,” “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

      We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

          General

      We license electronic design automation, or EDA, software, sell or lease hardware technology and provide design and methodology services throughout the world to help accelerate and manage customers’ electronic product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex ICs and personal and commercial electronic systems. For a detailed discussion of the challenges and opportunities of the EDA industry and our products and services, see Item 1. Business above.

      As part of our strategy, we have acquired companies, businesses and third party intellectual property to acquire technology and key personnel, and we expect to continue making acquisitions in the future.

      After experiencing a downturn in demand and production in the last several years which resulted in reduced research and development spending by many of our customers, IC manufacturers and electronics companies appear to have experienced a gradual recovery in the second half of 2003, but have continued their focus on cost containment. In response to the downturn in the economy, and in the electronics industry in particular, we have initiated significant restructuring activities over the past several years to better align our cost structure with expected demand and revenues.

      We have identified certain items that management uses as performance indicators to manage Cadence’s business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.

      In 2003, we experienced a continued customer preference for renewable license types and expect the timing of license renewals to continue to impact our results of operations. Product revenue recognized from backlog comprised approximately 60% of total product revenue in 2003, 45% in 2002 and 30% in 2001. This trend is primarily due to, and may continue as a result of, increasing customer preference for subscription licenses and customer requirements for more flexible payment terms.

          Restatement

      During 2003, we restated our Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002 as discussed in more detail in Note 4 to our Consolidated Financial Statements. While

certain adjustments impacting our Consolidated Financial Statements for periods prior to fiscal 2002 were also identified, the Consolidated Financial Statements for fiscal 2001 were not materially affected by the adjustments, and a firm that is no longer in existence audited the Consolidated Financial Statements for that year. Accordingly, no adjustments have been made to our fiscal 2001 Consolidated Financial Statements. However, for the Consolidated Balance Sheet as of December 28, 2002 to be properly stated, we have recorded the cumulative effect of adjustments for all years prior to fiscal 2002 of $11.9 million to opening retained earnings for fiscal 2002. The following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the Restatements.

          Acquisitions

      We have acquired companies, businesses and third party technology, some of which are described below, and we expect to acquire other companies, businesses and third party technology in the future. We undertake these acquisitions as part of our overall business strategy, and specifically, to acquire key personnel, technology and customer relationships of the acquired business. For each of these acquisitions the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements from the date of the acquisition. These acquisitions are described in more detail below in Note 5 to our Consolidated Financial Statements.

      Comparative pro forma financial information was not presented for the 2003 or 2002 acquisitions because these acquisitions were not material to our Consolidated Financial Statements, either individually or in the aggregate. For additional information regarding our 2003 acquisitions, see “Liquidity and Capital Resources”, “Results of Operations” and “General and Administrative” found below in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

      A summary of certain information regarding acquisitions completed by Cadence in fiscal 2003 and 2002, including the aggregate initial purchase price paid, is as follows:

	Date of
	Acquisition	2003	2002	Consideration

	(In millions)
Verplex (A)	August 2003	$87.6	$—	Cash
Innotech distribution rights (B)	June 2003	78.7	—	Cash
Get2Chip (C)	April 2003	80.5	—	Cash
Celestry (D)	January 2003	65.7	—	Cash
IBM TDA (E)	September 2002	—	70.0	Cash
Simplex (F)	June 2002	—	329.7	Stock
Other 2003 acquisitions	Various	18.9	—	Cash
Other 2002 acquisitions	Various	—	61.6	Cash & Stock

Total initial aggregate purchase price		$331.4	$461.3

      The businesses or assets acquired include:

(A)	Verification technology.

(B)	Distribution rights to certain customers, certain assets and key personnel of this Japan-based developer and distributor of software, electronic devices and semiconductor manufacturing equipment.
(C)	Nanometer-scale synthesis.

(D)	Silicon modeling products and full-chip circuit simulation.

(E)	Test design automation.

(F)	Design and verification.

      The purchase prices of our acquisitions generally consist of one or more of the following: cash payments, shares of our common stock, the fair value of assumed options, if any, and acquisition costs. Other than the

Simplex, Innotech and IBM’s TDA acquisitions, the purchase price and goodwill associated with companies acquired (but not asset acquisitions) will increase above the initial purchase price paid if certain performance goals related to revenue, bookings, product proliferation, product development or employee retention, which are measured over periods of up to four years following the acquisitions, are achieved.

      Concurrent with the Innotech acquisition, we also modified our distributor agreement with Innotech. Prior to this acquisition, we licensed most of our software products in Japan through Innotech, of which we were, and continue to be, a 15% stockholder. We now directly license our software products to certain customers for which we acquired the distribution rights from Innotech.

      For most of our acquisitions of private companies, a portion of the purchase price is payable after the acquired business group’s achievement of certain performance goals, which generally relate to one or more of bookings, revenue, product development, product proliferation or employee retention. The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with some acquisitions, Cadence may grant stock options with either time-based or performance-based vesting, or a combination of both, to employees of the acquired business as performance incentives. As a result, the amount of cash consideration or shares of our common stock issued to former stockholders of the acquired entity will increase as performance goals are achieved, generally over a period of up to four years following the completion of the respective acquisition. Accordingly, goodwill and deferred stock compensation expense will increase upon the attainment of such goals.

      During 2003, we paid $2.4 million in cash and recorded an additional 3.7 million shares valued at $57.7 million related to acquisition earnouts. We recorded $52.3 million in additional goodwill consisting of $2.4 million in cash and $49.9 million representing 3.2 million shares. We also recorded additional deferred stock compensation of $7.8 million representing 0.4 million shares for earnouts achieved during 2003. In addition, we recorded $0.5 million in deferred stock compensation for estimated future earnouts in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The additional goodwill and deferred stock compensation related to the achievement of certain performance goals associated with one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention.

      During 2002, we recorded an additional 12.8 million shares, valued at $204.7 million. We recorded $181.2 million of the $204.7 million as additional goodwill representing 11.3 million of the 12.8 million shares. We also recorded deferred stock compensation of $23.5 million of the $204.7 million, representing 1.5 million of the 12.8 million shares for earnouts achieved during 2002. In addition, we recorded $4.6 million in deferred stock compensation for estimated future earnouts in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The additional goodwill and deferred stock compensation related to the achievement of certain performance goals associated with one or more of the following criteria: bookings, product proliferation, product development and/or employee retention resulting from acquisitions.

      In connection with our acquisitions completed prior to January 3, 2004, we may be obligated to pay up to an aggregate of $39.1 million in cash and issue a total of 0.8 million shares of our common stock during fiscal 2004. In addition, we may be required to pay an additional $76.0 million in cash from 2005 through 2007 if certain performance goals related to bookings, revenues, product development, product proliferation or employee retention are achieved in full.

      The goodwill recorded in connection with the above-described contingent earnouts for acquisitions is not expected to be deductible for income tax purposes.

          Legal Settlements

      In September 2003, we entered into a settlement with Mentor Graphics Corporation, pursuant to which Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies and such affiliated parties relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology.

Mentor also paid us $18.0 million in cash as part of the settlement. Net of related legal costs, we recorded $14.5 million during the year ended January 3, 2004 for the settlement.

      In November 2002, we announced the settlement of civil litigation filed against Avant! seeking damages related to theft of our intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to us of $265.0 million, which was received in the fourth fiscal quarter of 2002.

      In July 2001, Avant! was ordered to pay us $195.4 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use our trade secrets. This conspiracy included the theft by Avant! and certain individuals of our intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received.

Critical Accounting Estimates

      In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and restructuring charges have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

      Our critical accounting estimates are as follows:

•	revenue recognition;
•	accounting for income taxes;
•	valuation of long-lived and intangible assets and goodwill; and
•	restructuring charges.

Revenue recognition

      We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of SFAS, No. 13, “Accounting for Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.

      Fee is fixed or determinable — We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We generally use installment contracts for term and subscription licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services. Our installment contracts generally have payment periods that are equal to or less than the term of the licenses, the payments are generally collected quarterly, and periodic payments are generally made in equal or nearly equal installments. Significant judgment is involved in this determination, including determining whether a contract amendment constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable. While we do not expect that experience to change, if we no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. These changes would have a material impact on our results of operations.

      Collection is probable — We assess collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment. Our experience has been that we are able to estimate that collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from this license would be recognized generally upon the receipt of cash payment. These changes could have a material impact on our results of operations.

      Vendor-Specific Objective Evidence — Our VSOE for certain product elements of an arrangement is based upon the pricing for comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Our experience has been that we are able to estimate VSOE. While we do not expect that experience to change, if we could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until we have VSOE for the undelivered elements or all elements are delivered, whichever is earlier. This change could have a material impact on our results of operations.

      Services revenue — Services revenue consists primarily of revenue received for performing methodology and design services. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees on a monthly basis, we estimate the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on our results of operations.

     Accounting for income taxes

      We provide for the effect of income taxes on our Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Our assumptions, judgments and estimates relative to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our results of operations and financial position. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. See the risk factor affecting future results titled “We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of the examination or any future examinations involving similar claims may have a material adverse effect on our results of operations and cash flows.”

Valuation of long-lived and intangible assets, including goodwill

      At least annually we review for impairment of goodwill resulting from business combinations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We completed our annual impairment review during the third quarter of 2003. We did not identify any impairment to our goodwill as a result of this review. We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      For long-lived assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in:

•	identifying a triggering event that arises from a change in circumstances;
•	forecasting future operating results; and
•	estimating the proceeds from the disposition of long-lived or intangible assets.

      Material impairment charges could be necessary should different conditions prevail or different judgments be made.

Restructuring charges

      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges.” Since 2001 we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal year 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10 “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal year 2002, we accounted for the facilities and asset-related portions of this restructuring in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”

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

      In addition, we have recorded estimated provisions for termination benefits and outplacement costs, long-term asset write-downs, and other restructuring costs. We regularly evaluate the adequacy of our restructuring accrual, and adjust the balance based on changes in estimates and assumptions. We may incur future charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Results of Operations

      We primarily generate revenue from licensing EDA software and selling or leasing hardware technology, providing maintenance for the software and hardware and providing design and methodology services. We principally utilize three license types which provide a customer flexibility with several alternatives to the rights it has to utilize our products, including (i) the right to access to new technology; (ii) the duration of the license — for a fixed term, generally two to three years, or on a perpetual basis; and (iii) payment terms. Customer decisions for these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, then this will result in either a subscription or term license. A business implication of that decision is that at the expiration of the license period the customer must decide if it wants to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with Cadence at expiration of the license. See Critical Accounting Estimates for additional discussion of licenses types and timing of revenue recognition.

      To the extent the customer obtains rights to remix to new technology or more flexible payment terms, the revenue is recognized over the life of the agreement. This distinction is critical. For example, a $3.0 million 3-year subscription would result in $1.0 million of revenue per year, or $250,000 per quarter. Whereas, a $3.0 million, 3-year term license, assuming equal or near equal payments and exclusive of the maintenance element, would result in $3.0 million of product revenue upon delivery, which is generally in the first quarter of the arrangement and no product revenue in succeeding quarters.

      An increasing proportion of our product business consists of subscription licenses, which give customers limited access to new technology, and licenses with more flexible payment terms. These changes have the effect of deferring the timing of revenue recognition to future periods. The result has been a decline in product revenue in 2003 compared to 2002, and 2002 compared to 2001, as the proportion of product licenses under which revenue is deferred continued to increase.

      With each succeeding quarter in which the amount of product licenses where revenue is deferred increases, our revenue from backlog also increases. Product revenue recognized from backlog comprised approximately 60% of total product revenue in 2003, 45% in 2002 and 30% in 2001. As long as customers continue to prefer subscription licenses, we expect that revenue from backlog will increase and our revenue will be less susceptible to short-term fluctuations in volume. Because of our model under which we recognize revenue over multiple periods, we do not believe that pricing volatility is a material component of the change in our product revenues from period to period and we do not analyze changes in pricing from one period to the next.

      The amount of product revenue in future periods will depend, among other things, on the terms and timing of our contract renewals or additional product sales with existing customers, the size of such transactions or renewals, and sales to new customers. Product revenue in any period is also affected by the extent to which customers prefer subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. Revenue is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in license types (e.g., subscription to term) for existing customers. Contract renewals, and consequently product revenues, are also affected by the competitiveness of our products.

Revenue

				% Change
		Restated	Restated
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(In millions)
Product	$663.5	$806.7	$830.5	(18)%	(3)%
Services	131.2	149.8	263.3	(12)%	(43)%
Maintenance	324.8	331.4	336.6	(2)%	(2)%

Total revenue	$1,119.5	$1,287.9	$1,430.4	(13)%	(10)%

Revenue Mix by Product Group

      We analyze our business by product groups, combining revenues for both product and maintenance because of their interrelationship. We introduced our first platform in September 2002. The data for product groups before the introduction of a corresponding platform aggregates the revenues for the individual products associated with a platform. On this basis, the following table shows the percentage of product and maintenance revenue contributed by each of the five product groups, and services, for 2003, 2002 and 2001.

	2003	2002	2001

Functional Verification	19%	19%	20%
Digital IC Design	23%	22%	18%
Custom IC Design	27%	26%	25%
Design for Manufacturing	10%	10%	9%
System Interconnect	9%	11%	10%
Services	12%	12%	18%

Total	100%	100%	100%

      In 2003 and, to a lesser extent, 2002, revenue for all platforms was negatively affected by the shift to more ratable licenses and lower sales volume. The following discussion analyzes revenue by product group from 2001 to 2003.

      Functional Verification: Our Incisive Functional Verification Platform, introduced in February 2003, supports a unified methodology, from design of the total system to design-in of particular ICs to design of specific systems, for all design domains. The revenue contribution for this platform remained constant on a relative basis in 2003. Increased revenue from our new Incisive simulators, our Conformal product, and strong demand for our new Palladium hardware in-circuit emulation option was offset by a decline in revenue from our older simulators and legacy emulation products. The relative revenue contribution declined from 2001 to 2002 as customers tended to forego purchases of verification products during the semiconductor downturn in favor of more critical products in the digital IC area.

      Digital IC Design: Our Encounter Digital IC Design Platform, introduced in September 2002, leverages a unified architecture for full digital implementation of nanometer-scale designs. The revenue contribution from this area increased on a relative basis from 2002 to 2003 due to increasing revenue for newer products in the Encounter platform which are focused on nanometer scale designs offset by declining sales of our older digital design products which were less competitive. The relative revenue contribution also increased from 2001 to 2002, driven by demand for new technology to meet the design needs of smaller semiconductor process geometries, and revenue from new products, primarily First Encounter.

      Custom IC Design: The Virtuoso Custom IC Design Platform, introduced in September 2003, enables development of silicon-accurate analog, custom digital, radio frequency and mixed-signal designs. The percentage of revenue from the Virtuoso platform increased from 2002 to 2003 due to incremental revenue from new products as well as the growing importance of mixed-signal chip designs, a factor which also contributed to the increase from 2001 to 2002.

      Design for Manufacturing: Our products in the design for manufacturing area include Fire & Ice QX, SignalStorm, VoltageStorm, ElectronStorm and our Assura design rule checking products. The percentage of revenue from this area remained relatively constant from 2001 to 2003, as increasing revenue from newer products such as Fire & Ice QX and our Assura group was offset by declining revenue from our older products which are less competitive for the newer semiconductor processes.

      System Interconnect: Our Allegro System Interconnect Design Platform, introduced in March 2004, enables collaborative design of high-performance interconnect across the domains of IC, package and PCB, reducing cost and time to market. Our system interconnect products have underperformed our integrated circuit design products over the 2001 to 2003 period because this product group is more exposed to systems companies in the data communications and computer systems sectors, which suffered relatively larger declines in business than other sectors in the electronics industry downturn, and because there has been less technological change in the design of printed circuit boards and system interconnect, there has been less demand for new design products.

      Services revenue decreased $18.6 million in 2003 compared to 2002, and decreased $113.5 million in 2002 compared to 2001, due to a decrease in customer spending for design service as a result of the economic downturn experienced in the electronics industry.

      Additional financial information about segments can be found in Note 19 to our Consolidated Financial Statements.

Revenue by Geography

				% Change
		Restated	Restated
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(In millions)
Domestic	$623.7	$710.0	$785.4	(12)%	(10)%
International	495.8	577.9	645.0	(14)%	(10)%

Total revenue	$1,119.5	$1,287.9	$1,430.4	(13)%	(10)%

Revenue by Geography as a Percent of Total Revenue

		Restated	Restated
	2003	2002	2001

Domestic	56%	55%	55%
International	44%	45%	45%

      International revenue decreased $82.1 million in 2003 compared to 2002, primarily due to a $59.3 million decrease in product revenue in Europe and a $13.4 million decrease in services revenue in Europe. The decrease in product revenue in Europe was primarily due to the timing of license renewals for existing customers.

      International revenue decreased $67.1 million in 2002 compared to 2001, due a $34.0 million decrease in international services revenue and a $47.5 million decrease in product revenue in Europe, slightly offset by a $14.8 million increase in product revenue in Japan. Revenue in Japan accounted for 33% of total international revenue in 2002 compared to 28% in 2001. The slight increase in product revenue in Japan was due to the timing of license renewals for existing customers and was partially offset by a decrease in services revenue.

      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.”

      With respect to foreign currency exchange rates, revenue increased by $18.8 million in 2003 as compared to 2002, primarily due to strengthening of the Japanese yen in relation to the U.S. dollar. Revenue decreased by $8.4 million in 2002 as compared to 2001, primarily due to the weakening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 19 to our Consolidated Financial Statements.

Cost of Revenue

				% Change
		Restated	Restated
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(In millions)
Product	$67.0	$98.3	$118.5	(32)%	(17)%
Services	$93.2	$114.7	$192.6	(19)%	(40)%
Maintenance	$56.5	$65.1	$65.3	(13)%	0%

Cost of Revenue as a Percent of Related Revenue

		Restated	Restated
	2003	2002	2001

Product	10%	12%	14%
Services	71%	77%	73%
Maintenance	17%	20%	19%

      Cost of product revenue includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product revenue primarily includes the cost of employee salary and benefits, amortization of intangible assets directly related to Cadence products, documentation and royalties payable to third party vendors. Cost of product revenue associated with our Cadence Verification Acceleration, or CVA, hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

      A summary of Cost of product is as follows:

		Restated	Restated
	2003	2002	2001

	(In millions)
Product related costs	$28.0	$63.8	$79.3
Amortization of acquired intangibles	39.0	25.2	20.3
Inventory write-off	—	9.3	18.9

Total Cost of product	$67.0	$98.3	$118.5

      Cost of product revenue decreased $31.3 million in 2003 compared to 2002, primarily due to an $18.9 million reduction in amortized software costs, an $8.3 million decrease in royalties, a $9.3 million decrease in Inventory write-offs, and a $2.2 million decrease in acquisition-related write-offs. The decreases were partially offset by an increase in amortization of acquired intangibles of $13.8 million during 2003.

      Cost of product revenue decreased $20.2 million in 2002 compared to 2001, due to a decrease in salary and benefits costs of $10.6 million, a decrease of $9.6 million in the amount of inventory write-offs and a $6.0 million decrease in cost of sales of CVA products, partially offset by a $6.4 million increase in royalty costs.

      During 2003, we began reporting amortization expense related to certain intangible assets acquired in business combinations in Cost of product. We previously recorded all amortization expense related to these intangibles in Amortization of acquired intangibles. Accordingly, we have reclassified amortization expense related to these intangibles of $25.2 million in 2002 and $20.3 million in 2001.

      In 2002, we recognized a charge of $9.3 million, which is included in cost of product revenue, for excess inventory from decreased sales forecasts. In 2001, we recorded an $18.9 million write-off for excess inventory in cost of product revenue. Of the $18.9 million, $15.2 million of the write-off was related to excess inventory from decreased sales forecasts and $3.7 million related to two product lines that were discontinued as part of our restructuring. The excess inventory charges of $9.3 million in 2002 and $15.2 million in 2001 were due to significant decreases in forecasted revenue for emulation products and were calculated in accordance with our practice, which is based on reserving for inventory in excess of estimated 12-month demand. Inventory purchases and commitments are based on future sales forecasts. We typically buy and build inventory levels for certain key components to mitigate component supply constraints. Based on our current 12-month demand forecast, we do not anticipate that the excess inventory will be used at a later date. We have determined that inventory levels at January 3, 2004 were within forecasted usage for the succeeding 12-month period.

      Cost of services revenue primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services revenue decreased $21.5 million in 2003 compared to 2002 primarily due to decreases in employee salary and benefit costs resulting from our reduction of services professionals in connection with our restructuring actions initiated in 2002 and 2003. Cost of services revenue decreased $77.9 million in 2002 compared to 2001, primarily due to decreases in employee salary and benefit costs resulting from our reduction of services professionals in connection with our restructuring actions initiated in 2001 and 2002.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue decreased $8.6 million in 2003 compared to 2002 primarily due to a decrease in employee salary and benefit costs resulting from a decrease in employee headcount. Cost of maintenance revenue decreased $0.2 million in 2002 compared to 2001, primarily due to a decrease in employee salary and benefit costs resulting from a decrease in employee headcount.

Operating Expenses

				% Change
		Restated	Restated
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(In millions)
Marketing and sales	$326.6	$402.1	$393.6	(19)%	2%
Research and development	$340.1	$326.4	$297.3	4%	10%
General and administrative	$82.6	$115.8	$119.4	(29)%	(3)%

Total operating expenses	$749.3	$844.3	$810.3	(11)%	4%

Operating Expenses as a Percent of Total Revenue

		Restated	Restated
	2003	2002	2001

Marketing and sales	29%	31%	28%
Research and development	30%	25%	21%
General and administrative	7%	9%	8%

Marketing and Sales

      Marketing and sales expenses decreased $75.5 million during 2003 compared to 2002 primarily due to a $27.8 million decrease in employee salary and benefit costs resulting from our restructuring activities, a $16.1 million decrease in commission costs, a $12.6 million decrease in outside services, and a $4.1 million decrease in marketing program costs. Salary, benefits and commission costs declined due to reduced headcount in the sales and marketing organizations. Outside services costs declined due to decreased commission payments to Innotech as a result of our acquisition of distribution rights to certain customers from Innotech, and due to a reduction in costs incurred for outside contractors and consultants.

      Marketing and sales expenses increased $8.5 million in 2002 compared to 2001, primarily due to a $22.6 million increase in employee salary and benefit costs primarily related to acquisitions of other businesses and an $8.0 million increase in commission costs. These increases were partially offset by decreases of $20.3 million in sales program costs and $3.1 million in marketing program costs.

Research and Development

      The increase in Research and development expense of $13.7 million for 2003 compared to 2002 was primarily due to a $14.1 million increase in salary, benefits and associated costs resulting from an increase in employees due to business acquisitions and an $18.9 million reduction in capitalized development costs, partially offset by an $11.5 million reduction in costs related to outsourced services and research and development projects as a result of the restructuring activities, and a $5.6 million decrease in expenses related to other outside services.

      The increase in Research and development expense of $29.1 million for 2002 compared to 2001, was primarily due to a $23.3 million increase in employee salary and benefit costs resulting from an increase in employees, primarily due to business acquisitions.

General and Administrative

      General and administrative expense decreased $33.2 million in 2003 compared to 2002, primarily due to a $16.6 million decrease in legal expense, a $9.3 million decrease in salary and benefit costs in connection with our restructuring activities and a $2.2 million decrease in bad debt expense. Bad debt expense continues to decline as collection experience in our services business continues to improve. The allowance for doubtful accounts as a percentage of total receivables declined in 2003 as compared to 2002 because write-offs continued to decline and because of additional reductions in the percentage of receivables past due. There were no significant changes in our collection policies or payment terms from 2002 to 2003.

      General and administrative expense decreased $3.6 million in 2002 compared to 2001, primarily due to an increase of $11.1 million in legal expense, partially offset by a $4.1 million decrease in employee salary and benefits and an $8.0 million decrease in bad debt expense, primarily related to the design services business. The design services business was particularly affected by the economic downturn during 2001 and 2002 because some customers in financial distress failed to meet their payment obligations under their services contracts with us, often because they failed to obtain expected additional rounds of financing. The allowance for doubtful accounts as a percentage of total receivables declined in 2002 compared to 2001 because of the write-offs in 2002 of specific reserves recorded in 2001 and because of a reduction in the percentage of receivables past due. There were no significant changes in our collection policies or payment terms from 2001 to 2002.

      Foreign currency exchange rates increased operating expenses by $11.3 million in 2003, compared to 2002, primarily due to the strengthening of the euro and British pound in relation to the U.S. dollar. Foreign currency exchange rates increased operating expenses by $1.2 million in 2002, compared to 2001, primarily due to the strengthening of the euro and British pound in relation to the U.S. dollar.

Operating Expenses

      Operating expenses declined $95.0 million from 2002 to 2003 as a result of the cost reductions from our 2003 and 2002 restructuring activities described more fully below in “Restructuring and Other Charges” and continued cost containment by our customers. We expect our operating expenses to be flat to up slightly in 2004 as we continue to realize cost reductions from our 2003 restructuring, offset by increased expenses from research and development and selected sales and marketing programs.

Amortization of Acquired Intangibles

		Restated	Restated
	2003	2002	2001

	(In millions)
Amortization of acquired intangibles	$62.6	$53.8	$70.8

      Amortization of acquired intangibles increased $8.8 million in 2003 compared to 2002, primarily due to a $10.8 million increase in amortization of intangibles acquired from Simplex, IBM’s TDA, Celestry, Get2Chip, Verplex and Innotech. Amortization of acquired intangibles decreased $17.0 million in 2002 compared to 2001, primarily due to a $24.9 decrease attributable to the effects of implementing SFAS, No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill no longer be amortized. This reduction was partially offset by a $3.8 million increase in amortization of intangibles acquired from Simplex and a $2.7 million increase in amortization of intangibles acquired from Silicon Perspective Corporation, or SPC.

Amortization of Deferred Stock Compensation

		Restated	Restated
	2003	2002	2001

	(In millions)
Amortization of deferred stock compensation	$41.1	$44.0	$17.9

      We amortize deferred stock compensation related to fixed awards to expense using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned. Amortization of deferred stock compensation decreased $2.9 million in 2003 compared to 2002, primarily due to a $14.8 million decrease in the amortization of deferred stock compensation related to SPC and Tality (the former name of our design services business). This decrease was partially offset by a $4.3 million increase in the amortization of deferred stock compensation related to Verplex, and a $2.2 million increase in the amortization of deferred stock compensation related to the mark-to-market of options granted to consultants. Amortization of deferred stock compensation increased $26.1 million in 2002 compared to 2001, primarily due to a $28.5 million increase in the amortization of deferred stock compensation related to SPC. This increase was partially offset by a $4.7 million decrease in the amortization of deferred stock compensation related to Tality.

Restructuring and Other Charges

      We initiated separate plans of restructuring in each of the past three years, in an effort to improve our revenue per employee, reduce operating expenses and improve operating margins and cash flows.

      The first of these plans of restructuring, which was announced in 2001, or the 2001 Restructuring, was intended to reduce costs by eliminating excess personnel and consolidating facilities and resources. The restructuring was in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within our design services business (formerly Tality) throughout the world, to align the cost structure of our design services business with its expected revenues. The 2001 restructuring was substantially completed within 12 months after commitment to the plan, except for remaining facilities-related charges from vacated facilities included in the plan.

      During 2002, we commenced a new plan of restructuring, or the 2002 Restructuring, intended to further reduce costs by eliminating excess personnel and consolidating facilities and resources due to the continued economic downturn in the electronics industry. The 2002 Restructuring costs resulted from involuntary terminations and the abandonment of long-lived assets and vacated facilities. These costs primarily related to our design services business and certain other business/infrastructure groups.

      In July 2003, we announced an additional plan of restructuring, or the 2003 Restructuring, intended to reduce costs and realize efficiencies by eliminating excess personnel and consolidating facilities and resources throughout the company to align our cost structure with expected revenues.

      A summary of restructuring and other charges by plan of restructuring for fiscal years 2003, 2002 and 2001 is as follows:

	Severance
	and	Asset-	Excess	Other
	Benefits	Related	Facilities	Restructuring	Total

	(In millions)
2003:
2003 Plan	$25.7	$25.7	$10.9	$—	$62.3
2002 Plan	0.8	0.4	1.5	—	2.7
2001 Plan	—	—	1.8	—	1.8

Total 2003	26.5	26.1	14.2	—	66.8
2002:
2002 Plan	52.1	34.2	32.4	1.1	119.8
2001 Plan	—	—	14.5	—	14.5

Total 2002	52.1	34.2	46.9	1.1	134.3
2001:
2001 Plan	21.6	16.6	21.9	1.5	61.6

Total 2001	$21.6	$16.6	$21.9	$1.5	$61.6

      Frequently, asset write-downs are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.

      Closure and space reduction costs included payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, and costs to maintain facilities during the period after abandonment. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

      As of January 3, 2004, we have accrued the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001, which is estimated to be $23.2 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. As of January 3, 2004, we have estimated that the high end of the lease loss range could be as much as $47.8 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001, 2002 and 2003 Restructurings of $83.0 million related to reducing space or the closing of 32 sites, of which 22 have been vacated and ten have been downsized.

      Because the restructuring charges and related benefits are derived from our management estimates made during the formulation of the restructurings, based on then-currently available information, our restructuring activities may not achieve the benefits anticipated on the timetable or at the level contemplated. The demands for our products and services and, ultimately, our future financial performance, are difficult to predict with any degree of certainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.

      The following is further discussion of each restructuring plan:

      2003 Restructuring — The 2003 Restructuring will result in the termination of approximately 635 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to January 3, 2004, with all termination benefits expected to be paid by January 1, 2005.

      We expect to incur an additional $4 million to $6 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. We expect annualized cost reductions resulting from the 2003 Restructuring of approximately $62 million in employee salary and benefits costs, related to the reduction in workforce and approximately $4 million in facility costs related to facilities consolidated or closed, which amounts could vary based on changes in estimates. These workforce reductions occurred throughout the company.

      Of the $25.7 million of asset-related costs we incurred in conjunction with the 2003 Restructuring, $11.2 million was directly related to restructuring and $14.5 million was for other charges. The $11.2 million of asset-related restructuring charges primarily related to a fee owed to a third party due to a reduction in headcount, write-off of leasehold improvements for facilities, disposal of excess equipment and contract termination costs.

      The $14.5 million of other charges was primarily related to the write-downs of internally developed and purchased software. As a result of the restructuring efforts, we eliminated budgeted expenditures for certain internally developed software projects. As such, we determined that it was no longer probable that the computer software being developed for internal purposes would be completed and placed into service. During the year, we also determined that we would not integrate certain technology relating to purchased software, that had been previously capitalized, into any of our future products. Accordingly, we recognized a charge to reduce the value of the internally developed software and purchased software to zero.

      The $10.9 million of net facilities charges we incurred under the 2003 Restructuring primarily related to space reductions at six sites and closure of five sites, along with further consolidation of two previously downsized sites. We accrued facilities charges as part of the 2003 Restructuring at the time we ceased use of the vacated space.

      2002 Restructuring — The 2002 Restructuring resulted in the termination of employment for approximately 1,370 employees. While such terminations were across various business functions, operating units and geographic regions, the communications-related areas within the design services business were the most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to December 28, 2002. During 2003, we incurred an additional $0.8 million in severance and benefits related to terminations included in the 2002 Restructuring. As of January 3, 2004, $1.4 million of severance and benefits associated with the 2002 restructuring activities remain to be paid, which are expected to be paid by June 30, 2004.

      Asset-related and other restructuring charges of $35.3 million incurred during 2002 under the 2002 Restructuring were connected with the abandonment of leasehold improvements for facilities, impairments resulting from abandonment of other fixed assets, including software licenses and contract termination costs. During 2003, we incurred $0.4 million of additional asset-related charges under the 2002 Restructuring for contract termination costs.

      During 2003, we recorded $1.5 million of additional facilities charges under the 2002 Restructuring, primarily associated with changes to lease loss estimates related to sites included in the plan. Facilities consolidation charges of $32.4 million recorded during 2002 under the 2002 Restructuring were primarily connected with the further downsizing of four previously downsized sites and the downsizing and closing of 16 additional sites.

      2001 Restructuring — Facilities-related charges recorded under the 2001 Restructuring were $1.8 million in 2003 and $14.5 million during 2002, primarily connected with changes in lease loss estimates, due to reductions in estimated sublease income caused by deterioration in local real estate markets where facilities included in the plan are located.

Write-off of Acquired in-Process Technology

      Upon consummation of an acquisition, we immediately charge to expense any acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. The value assigned to acquired in-process technology is determined by identifying research projects in areas for which technological feasibility has not been established. The values are determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rates utilized include a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology.

      Described below are the write-offs of acquired in-process technology charges in 2003, 2002 and 2001.

		Restated	Restated
	2003	2002	2001

	(In millions)
Get2Chip	$3.8	$—	$—
Verplex	2.0	—	—
Celestry	1.7	—	—
Simplex	—	27.4	—
IBM TDA	—	6.6	—
CadMOS	—	—	12.1
SPC	—	—	8.6
Other	—	—	1.0

Total in process technology	$7.5	$34.0	$21.7

      Described below is a summary of in-process technology acquired during 2003, 2002 and 2001 as of January 3, 2004:

				Estimated
			Expenditures	Remaining
			Incurred to	Expenditures
			Complete	To Complete
	Discount	Commercial	In-Process	In-Process
	Rates	Feasibility	Technology	Technology

			(In millions)
Get2Chip	30%	June 2004	$2.6	$2.1
Verplex	30%	September 2004	1.4	1.1
Celestry	35%	March 2003	2.0	—
Simplex	30%	April 2003	4.2	—
IBM TDA	24%	October 2003	9.9	—
CadMOS	36%	September 2002	1.9	—
SPC	36%	March 2002	1.5	—

Total Expenditures			$23.5	$3.2

Impairment of Goodwill

      Prior to the adoption of SFAS No. 142, discussed in Note 2 to our Consolidated Financial Statements, we evaluated goodwill for impairment whenever events or circumstances indicated that the carrying amount of goodwill may not be recoverable. We recorded a charge of $25.8 million in 2001 related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo. This impairment was due to the decline in business conditions generally and the wireless communications industry in particular. Key factors in determining this impairment were significant downsizing or reassignment of personnel directly related to these assets and abandonment of most of Diablo’s lines of business. The impairment was calculated as the difference between the carrying value of the intangible assets associated with Diablo’s acquisition and the fair value of those assets.

Other Income (loss), net

      Other income (loss), net, for each of 2003, 2002 and 2001 is as follows:

		Restated	Restated
	2003	2002	2001

	(In millions)
Interest income	$3.4	$4.6	$6.5
Gain (loss) on foreign exchange	2.3	(0.3)	0.5
Equity in loss from investments, net	(10.9)	(9.4)	(1.2)
Other	(10.4)	(8.7)	(1.5)

Total other income (loss), net	$(15.6)	$(13.8)	$4.3

      In 2003, the Other loss of $10.4 million is comprised of $4.8 million impairment on investments, $5.0 million loss on sales of accounts receivable and $0.6 million of Other loss, net. In 2002, the Other loss of $8.7 million is comprised of $14.1 million of impairment of investments, $15.1 million of loss on sales of accounts receivable, $24.9 million gain on sale of investments and $4.4 million of Other loss, net. In 2001, the Other loss of $1.5 million is comprised of $21.8 million of loss on sales of accounts receivable, $6.0 million of impairment of investments, $23.6 million gain on sale of investments and $2.7 million of Other income, net.

Provision for Income Taxes

      The provision for income taxes and the effective tax rates for 2003, 2002 and 2001 are as follows:

		Restated	Restated
	2003	2002	2001

	(Dollars in millions)
Provision (benefit) for income taxes	$(13.0)	$83.7	$100.9
Effective tax rate	42.5%	58.1%	41.7%

      The loss before provision for income taxes resulted in a benefit for income taxes in 2003 compared to a provision for income taxes in 2002. The 2003 benefit has a greater detriment from non-deductible amortization of stock compensation expense partially offset by a greater benefit from foreign income that is taxed at a lower rate than the federal statutory rate in comparison to 2002. The effective tax rate increased in 2002 from 2001, primarily due to the 2002 restructuring activities that resulted in foreign income being taxed at a higher rate than the federal statutory rate and an increase in non-deductible amortization of stock compensation expense.

      We expect to have a provision for income taxes in 2004 and expect the effective tax rate to be approximately 20%. The 2004 provision is expected to have a smaller detriment from certain non-deductible expenses including the amortization of stock compensation and the write-off of in-process technology when compared to 2003. We also estimate that the 2004 provision will have a larger benefit from foreign income that is taxed at a lower rate than the federal statutory rate when compared to 2003.

      As of January 3, 2004, we had total net deferred tax assets of approximately $89.5 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

      The IRS and other tax authorities regularly examine our income tax returns. The IRS recently completed its field examination of our federal income tax returns for the fiscal years ended 1997 through 1999 and has issued a Revenue Agent’s Report, referred to as the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjusts quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have protested certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We intend to challenge these proposed adjustments vigorously. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the period or periods resolved.

Disclosures About Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents, short-term and long-term investments and costs associated with foreign currency hedges.

      We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      On August 15, 2003, we terminated our two syndicated, senior unsecured credit facilities that allowed us to borrow up to $375.0 million.

      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with original maturities between three and 12 months are considered to be short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at January 3, 2004.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest Bearing Instruments:
Cash equivalents — variable rate	$128.8	1.43%
Commercial paper — fixed rate	103.9	1.14%
Cash — variable rate	89.9	0.52%

Total interest bearing instruments	322.6	1.08%
Total non-interest bearing cash	61.9

Total cash and cash equivalents	$384.5

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

      The table below provides information as of January 3, 2004 about Cadence’s forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar. These forward contracts mature prior to January 16, 2004.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$41.7	107.12
Euro	31.5	0.82
British pound sterling	26.7	0.58
Hong Kong dollars	9.2	7.76
Canadian dollars	9.0	1.31
Swedish krona	2.2	7.32
Singapore dollars	1.9	1.71

	$122.2

Estimated fair value	$0.3

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

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of January 3, 2004, the estimated fair value of the convertible notes hedge transactions was $215.1 million.

      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of January 3, 2004, the estimated fair value of the sold warrants was $116.2 million.

      For additional discussion of the Notes see “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

      At January 3, 2004, our principal sources of liquidity consisted of $418.4 million of Cash and cash equivalents and Short-term investments, compared to $395.6 million at December 28, 2002. The primary sources of our cash are receipts from software licenses and the sale or lease of our hardware, proceeds from the issuance of convertible notes, proceeds from the sale of receivables and from the exercise of stock options and common stock purchases under our employee stock purchase plans. In 2003, our primary uses of cash consisted of payroll costs, costs of acquisitions, product and services, general and administrative expenses, cash used to hedge convertible notes to manage equity dilution and funds used in our share repurchase program.

      At January 3, 2004, we had net working capital of $360.3 million, as compared with $254.3 million at December 28, 2002. The increase in net working capital was primarily due to a decrease in Accounts payable and accrued liabilities of $51.9 million, an increase in Receivables, net, of $34.7 million, and an increase in Cash and cash equivalents and Short-term investments of $22.8 million, partially offset by an increase in Deferred revenue of $30.8 million.

      Net cash provided by operating activities decreased by $176.7 million, to $171.0 million, during 2003 when compared to $347.7 million net cash provided by operating activities during 2002. The decrease from 2002 to 2003 is primarily due to a reduction in income of $77.9 million, a decrease in deferred income taxes of $35.9 million and a $26.5 million reduction in write-off of acquired in-process technology.

      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During 2003, we transferred accounts receivable totaling $87.4 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $182.0 million transferred during 2002.

      Provision for sales returns is accounted for as a reduction of revenue. Provision for sales returns increased $1.2 million in 2003 compared to 2002 due to continued customer preference for more flexible subscription license arrangements. The sales return reserve as of year-end 2003 increased modestly in absolute dollars from year-end 2002, but remained at approximately 3% of net accounts receivable due to a slight increase in total receivables during 2002. Provision for sales returns decreased $24.0 million in 2002 compared to 2001 primarily in response to improved customer satisfaction with more flexible license arrangements, and to a lesser extent, an improving economic environment. The sales return reserve decreased $29.9 million in 2002 from 2001 due to write-offs of specific customer returns allowances recorded in 2001.

      Our primary investing activities consisted of business combinations and acquired intangibles, purchases of property, plant and equipment, purchases of software licenses and venture capital partnership and equity investments, which combined represented $338.4 million of cash used for investing activities in 2003, as compared to $175.4 million in 2002.

      As part of our overall investment strategy, we are a limited partner in two venture capital funds, Telos I and Telos II (referred to together as Telos). We and certain of our deferred compensation trusts are the sole limited partners of Telos I and we are the sole limited partner of Telos II. The partnership agreements governing Telos I and Telos II, which are substantially the same, require Cadence to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with Cadence, manages the partnerships and may be removed by Cadence without cause. For both partnerships, the advisory committee is comprised solely of our Chief Executive Officer and our Chairman of the Board of Directors. As of January 3, 2004, we had contributed $83.0 million to these partnerships and are contractually committed to contribute to them up to an additional $44.0 million. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005 and, in the case of Telos II, is July 3, 2012.

Our investments in the Telos partnerships are recorded in Other assets in the accompanying Consolidated Balance Sheets.

      During 2003, we received $9.1 million in cash from the sale-leaseback of certain equipment. We will make aggregate payments under the resulting operating leases of $9.1 million over the three to five year life of the operating leases.

      Net cash provided by financing activities for 2003, of $149.2 million increased by $203.3 million from 2002. In 2003, our primary source of cash from financing activities was the issuance of $420.0 million of convertible notes and the sale of common stock warrants as discussed further below. The primary use of cash from financing activities was the repurchase of $213.8 million of treasury stock and the purchase of convertible notes hedges for $134.6 million.

      During 2003, we issued $86.6 million of stock upon exercise of employee options and stock purchase rights.

      We expect to continue our financing activity and use cash reserves to repurchase stock under our stock repurchase program. We may also consider additional hedging transactions if opportunities become available.

      As compared to December 28, 2002, Other long-term liabilities increased $112.9 million to $327.3 million at January 3, 2004. The increase was primarily attributable to indemnity holdbacks from purchase price payments relating to three recent business acquisitions and an increase in deferred payments relating to another recent acquisition. The primary components of Other long-term liabilities are $45.3 million of deferred compensation, $34.8 million of accrued restructuring charges and $247.2 million relating to indemnity holdbacks from acquisitions, deferred payments relating to acquisitions and deferred tax liabilities.

      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered permanently invested outside of the United States. If some or all of these foreign earnings were to be distributed to any of our U.S. subsidiaries, we would be required to provide for additional U.S. income taxes. At January 3, 2004, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $450 million. At January 3, 2004, the unrecognized deferred tax liability for these earnings was approximately $80 million.

      We recently received a revenue agent report (referred to as an RAR) from the IRS in which the IRS proposes to assess an aggregate tax deficiency for the tax years from 1997 to 1999 of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest with the IRS to certain of the proposed adjustments. We are challenging these proposed adjustments vigorously. The IRS may also make similar claims for tax returns filed for years subsequent to 1999. While we are protesting certain of the proposed adjustments, we can not predict with certainty the ultimate outcome of the tax examination including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved.

      We expect to incur an additional $4 million to $6 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges which will be expensed as incurred. We expect annualized cost reductions resulting from the 2003 Restructuring of approximately $62 million in employee salary and benefits costs, related to the reduction in workforce and approximately $4 million in facility costs related to facilities consolidated or closed, which amounts could vary based on changes in estimates.

      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $408.5 million after transaction fees of approximately $11.5 million that have been recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. We issued the Notes at par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. The Notes do not contain restrictive financial covenants.

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

      We have agreed to file a shelf registration statement with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes with the SEC within 90 days from the initial issuance of the Notes. In the event we do not file a shelf registration statement with the SEC within such time or the shelf registration statement is not declared effective by the SEC within 180 days from the initial issuance of the Notes or, after effectiveness, we suspend its use beyond certain permitted periods, we are obligated to pay liquidated damages to the holders of the Notes. In November 2003, we filed with the SEC a resale registration statement with respect to the Notes. This registration statement was not declared effective by the SEC within the 180-day period, and has not been declared effective as of the date of the filing of this Annual Report on Form 10-K. As a result, on February 12, 2004, we began to incur liquidated damages at a penalty rate of approximately $2,900 per day for the first 90 days, accruing daily. After the first 90 days, the penalty rate doubles until it ceases to accrue upon the date the registration statement becomes effective or is no longer suspended from use. As of the date of filing this Annual Report on Form 10-K, the registration statement has not become effective.

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million.

      In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants.

      The costs incurred in connection with the convertible notes hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in common stock and capital in excess of par in the accompanying Consolidated Balance Sheets as of January 3, 2004, in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity.

      Prior to conversion, the Notes have no impact on the calculation of basic or dilutive earnings per share, or EPS, unless the price of our common stock reaches $22.69, or the contingent conversion price, during certain quarterly conversion periods until August 2018, and then at any time thereafter until maturity or earlier redemption or repurchase. For any quarterly conversion period through August 2018 or any time after August 2018 in which the price of our common stock reaches the contingent conversion price, we will use the “as if converted” method to calculate the effect on diluted EPS, which will have the effect of increasing the number of outstanding shares by 26.8 million.

      Because we entered into the Notes hedge transactions and the sale of the warrants, upon conversion of the Notes there is no impact on basic or dilutive EPS, except as described above under the “as if converted” method, unless the price of our common stock exceeds the warrant strike price of $23.08 per share. Up to $23.08 per share, in connection with any conversion, the operation of the Notes hedge transactions and sale of the warrants would effectively result in no impact on basic or dilutive EPS. In the event our common stock exceeds $23.08 per share, for the first $1.00 the price exceeds $23.08, there would be dilution of approximately 1.1 million shares and the impact on the calculation of EPS will vary depending on when during the quarter the $23.08 per share price is reached. As this share price continues to increase, dilution would continue to occur but at a declining rate. If these transactions settle in our favor, we could be exposed to credit risk related to the other party to the transactions.

      After our issuance of the Notes, we terminated our senior credit facilities.

      A summary of contractual obligations follows:

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter

	(In millions)
Capital lease obligations	$0.5	$0.4	$0.1	$—	$—
Operating lease obligations	157.4	35.3	43.9	31.6	46.6
Purchase obligations	4.1	3.0	1.1	—	—
Convertible notes	420.0	—	—	420.0	—
Other long-term liabilities	292.6	—	144.8	131.2	16.6

Total	$874.6	$38.7	$189.9	$582.8	$63.2

      In addition to the summary of contractual obligations detailed above, in connection with our acquisitions completed prior to January 3, 2004, we may be obligated to pay up to an aggregate of $39.1 million during fiscal 2004. In addition, we may be required to pay an additional $76.0 million in cash from 2005 through 2007 if certain performance goals related to revenue, bookings, product development, product proliferation, and employee retention are achieved in full.

      We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months. Also, while we have no committed lines of credit, we believe our good credit and strong banking relationships will provide us with access to bank debt and opportunities to raise debt in the public markets if additional liquidity is needed.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN 46 requires companies to include in their consolidated financial statements the assets, liabilities and results of activities of variable interest entities if the company holds a majority of the variable interests. The consolidation requirements of FIN 46 are effective for variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. In October 2003, the FASB deferred the implementation date for the consolidation requirements of FIN 46 as it relates to variable interest entities that existed before February 1, 2003. In December 2003, the FASB revised FIN 46. The consolidation requirements of the revised FIN 46 will apply to variable interest entities that existed prior to February 1, 2003 in financial statements issued for periods ending after December 15, 2003. The revised FIN 46 also requires companies that expect to consolidate a variable interest entity they acquired before February 1, 2003 to disclose the entity’s nature, size, activities, and the company’s maximum exposure to loss in financial statements issued after December 31, 2003. We have determined the adoption of the required provisions of the revised FIN 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

      The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

Summary Quarterly Data — Unaudited

      The following summary quarterly data is described in more detail in Note 20 to our Consolidated Financial Statements:

	2003				2002

		Restated	Restated	Restated	Restated	Restated	Restated	Restated

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share amounts)
Revenue as reported	$311,091	$268,476	$276,437	$255,876	$276,297	$327,236	$344,820	$344,714
Restatement Adjustments (A)	—	—	—	6,064	(2,606)	(1,211)	(869)	(438)
Reclassification Adjustments (B)	—	284	144	1,112	—	—	—	—

Revenue as restated	$311,091	$268,760	$276,581	$263,052	$273,691	$326,025	$343,951	$344,276

Cost of revenue as reported	$52,058	$39,929	$44,919	$46,913	$48,090	$58,715	$75,946	$67,294
Reclassification Adjustments (C)	—	11,433	10,951	10,446	8,334	7,501	6,273	5,915

Cost of revenue as restated	$52,058	$51,362	$55,870	$57,359	$56,424	$66,216	$82,219	$73,209

Net income (loss) as reported	$15,232	$(14,995)	$(7,853)	$(19,116)	$88,694	$8,231	$(46,321)	$21,345
Restatement Adjustments (D)	—	539	2,549	6,078	(1,310)	4,014	(9,603)	(4,711)

Net income (loss) as restated	$15,232	$(14,456)	$(5,304)	$(13,038)	$87,384	$12,245	$(55,924)	$16,634

Net income (loss) per share — basic as reported	$0.06	$(0.06)	$(0.03)	$(0.07)	$0.33	$0.03	$(0.18)	$0.09
Restatement Adjustments (D)	—	0.01	0.01	0.02	—	0.02	(0.04)	(0.02)

Net income (loss) per share — basic as restated	$0.06	$(0.05)	$(0.02)	$(0.05)	$0.33	$0.05	$(0.22)	$0.07

Net income (loss) per share — diluted as reported	$0.06	$(0.06)	$(0.03)	$(0.07)	$0.33	$0.03	$(0.18)	$0.08
Restatement Adjustments (D)	—	0.01	0.01	0.02	(0.01)	0.02	(0.04)	(0.02)

Net income (loss) per share — diluted as restated	$0.06	$(0.05)	$(0.02)	$(0.05)	$0.32	$0.05	$(0.22)	$0.06

(A)	Revenue adjustments.

(B)	Reclassification of losses on sale of receivables to Other income (loss), net.

(C)	Reclassification of amortization of intangible assets to conform to the 2003 presentation.

(D)	Aggregate of revenue adjustments, internally developed software adjustments, deferred compensation adjustments, equity investment adjustments, foreign currency adjustments and tax effect of restatement adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Cadence carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of Cadence’s management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2004.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in Cadence’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and permitting the preparation of Cadence’s financial statements in conformity with generally accepted accounting principles, including that its (A) transactions are properly authorized, recorded and reported and (B) assets are safeguarded against unauthorized or improper use.

      The evaluation of Cadence’s disclosure controls and procedures and internal controls included a review of its processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, Cadence sought to identify any significant deficiencies or material weaknesses in its controls, to determine whether it had identified any acts of fraud involving personnel who have a significant role in its internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation is done every fiscal quarter so that Cadence’s conclusions concerning the effectiveness of these controls can be reported in its periodic reports filed with the SEC. Cadence’s internal controls are also evaluated on an ongoing basis by its internal auditors and by other personnel in its Finance organization. The overall goals of these evaluation activities are to monitor Cadence’s disclosure and internal controls and to make modifications as necessary. Cadence intends to maintain these controls, modifying them as circumstances warrant.

      The evaluation has allowed Cadence to make conclusions, as set forth below, regarding the state of its disclosure controls and procedures as of January 3, 2004. In connection with this evaluation, to improve the quality and timeliness of information available to management, Cadence made certain changes in its internal controls over financial reporting in 2003, as reflected below.

      As more fully described in Note 4 to Cadence’s Consolidated Financial Statements, Cadence has restated its Consolidated Balance Sheet as of December 28, 2002 and the Consolidated Statements of Operations for 2002 and the first three quarters of 2003 to properly reflect the equity method of accounting for certain equity investments and for certain other adjustments.

      Cadence’s independent auditors have issued a letter to our Audit Committee related to the audit of Cadence’s Consolidated Financial Statements for the year ended January 3, 2004 in which they noted certain matters involving Cadence’s internal control and operation that they consider to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect Cadence’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions, which are less serious findings than a finding of material weaknesses, were: the absence of appropriate controls relating to investments in non-marketable securities and the absence of appropriate documentation, review and approval of significant non-revenue related transactions, and the corresponding accounting entries originating from departments other than corporate accounting. As a result of these findings, Cadence’s Audit Committee has authorized and directed management to fully implement actions to address these deficiencies and to enhance the reliability and effectiveness of Cadence’s control procedures.

      To address the insufficiency of appropriate controls relating to investments in non-marketable securities, Cadence initiated changes to its internal controls regarding reporting by Telos and its Mergers, Acquisitions and Alliances, or MA&A, group to Cadence’s corporate accounting group regarding Cadence and Telos investments, which changes have been fully implemented. These changes include the implementation of written reporting and review policies to ensure that Cadence’s corporate accounting group receives and validates as complete and accurate on a quarterly basis all pertinent information relating to investments held directly by Cadence as well as Telos, so that Cadence can properly account for its investments in non-marketable securities.

      To address the absence of appropriate documentation, reviews and approvals of transactions, and accounting entries originating from departments other than corporate accounting, Cadence has already taken actions designed to enhance its internal controls, including the implementation of formal written policies and procedures to ensure appropriate communication between Cadence’s corporate accounting group and other departments, including MA&A, Tax, Stock Administration and foreign locations, to facilitate the timely identification, documentation, review and approval of, and to ensure proper accounting for, significant non-revenue related and non-routine transactions. Cadence will fully implement these policies before the end of its second fiscal quarter of 2004.

      Cadence believes that these efforts have addressed the significant deficiencies that affected or could have affected its internal controls in 2003, 2002 and 2001. Based upon the foregoing, Cadence’s CEO and CFO have concluded that Cadence’s controls and procedures, after implementing the aforementioned actions, are effective in meeting the above-stated objectives. Cadence continues to improve and refine its internal controls. This process is ongoing, and Cadence seeks to foster an exemplary internal control environment. Cadence’s management, including its CEO and CFO, has concluded that, except for the deficiencies described above, and taking into account the efforts to address those deficiencies described above, as of January 3, 2004, its disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information it must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

      Other than as summarized above, there have been no changes in Cadence’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls.

      Despite management’s conclusions regarding the effectiveness of Cadence’s controls and procedures, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Cadence’s management, including its CEO and CFO, necessarily applied its judgment in assessing the benefits of controls relative to their costs. In particular, Cadence has investments in certain unconsolidated entities, which investments are accounted for using either the cost basis or equity method of accounting. Because Cadence does not control or manage these entities, its disclosure controls and procedures with respect to information it receives from such entities are often more limited than those it maintains with respect to its consolidated subsidiaries. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 as to directors is incorporated by reference from the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2004 annual stockholders’ meeting.

      The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.

      The information required by item 10 as to Cadence’s code of ethics is incorporated by reference from the section entitled “Corporate Governance — Code of Business Conduct” in Cadence’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference from the sections entitled “Compensation of Directors” and “Compensation of Executive Officers” in Cadence’s definitive Proxy Statement for its 2004 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from the section entitled “Certain Transactions” in Cadence’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services

      The information required by Item 14 is incorporated by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2003 and 2002” in Cadence’s definitive proxy statement for its 2004 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)	1. Financial Statements:

	• Independent Auditors’ Report	63

	• Report of Independent Public Accountants	64

	• Consolidated Balance Sheets at January 3, 2004 and December 28, 2002	65

	• Consolidated Statements of Operations for the three fiscal years ended January 3, 2004	66

	• Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 3, 2004	67

	• Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2004	68

	• Notes to Consolidated Financial Statements	69

(a)	2. Financial Statement Schedules:

	II. Valuation and Qualifying Accounts and Reserves	120

	All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Title

2.03	Amended and Restated Agreement of Limited Partnership of Tality, LP, dated as of October 4, 2000 between Tality Corporation and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (the “2000 Third Quarter Form 10-Q”)).

2.04	Amended and Restated Master Separation Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.02 to the 2000 Third Quarter Form 10-Q).

2.05	General Assignment and Assumption Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.03 to the 2000 Third Quarter Form 10-Q).

2.06	Master Intellectual Property Ownership and License Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.04 to the 2000 Third Quarter Form 10-Q).

2.07	Employee Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.05 to the 2000 Third Quarter Form 10-Q).

2.08	Master Corporate Services Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.06 to the 2000 Third Quarter Form 10-Q).

2.09	Real Estate Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.07 to the 2000 Third Quarter Form 10-Q).

2.10	Master Confidentiality Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.08 to the 2000 Third Quarter Form 10-Q).

2.11	Indemnification and Insurance Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.09 to the 2000 Third Quarter Form 10-Q).

2.12	Asset Purchase Agreement, dated as of October 4, 2000 by and among the Registrant, Cadence Design Systems (Canada) Limited and Tality Canada Corporation (Incorporated by reference to Exhibit 2.10 to the 2000 Third Quarter Form 10-Q).

2.13	Asset Purchase Agreement, dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design Systems Limited (Incorporated by reference to Exhibit 2.11 to the 2000 Third Quarter Form 10-Q).

2.14	Fixed Term License Agreement, dated as of October 4, 2000 between the Registrant and Tality, LP (Incorporated by reference to Exhibit 2.12 to the 2000 Third Quarter Form 10-Q).

2.15	Joint Technology Development and Support Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.13 to the 2000 Third Quarter Form 10-Q).

2.17	General Assignment and Assumption Agreement, dated as of June 2, 2001 between Tality Corporation and Tality, LP (Incorporated by reference to Exhibit 2.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 (the “2001 Second Quarter Form 10-Q”)).

Exhibit
Number	Exhibit Title

2.18	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.18 to the 2001 Second Quarter Form 10-Q).

3.01	(a) The Registrant’s Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit 3.02(c) to the Registrant’s Form S-1 Registration Statement (No. 33-23107) filed on July 18, 1988).

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

3.02	The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).

4.01	Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (No. 33-43400) filed on October 17, 1991).

4.02	Amended and Restated Rights Agreement, dated as of February 1, 2000 between the Registrant and ChaseMellon Shareholder Services, L.L.C., which includes as exhibits thereto the Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate and the Summary of Rights to Purchase Shares of Preferred Stock (Incorporated by reference to Exhibit 4.02 to the 1999 Form 10-K).

4.03	Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).

4.04	Registration Rights Agreement dated as of August 15, 2003 by and among the Registrant and J.P. Morgan Securities Inc. and SG Cowen Securities Corporation as Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the 2003 Third Quarter Form 10-Q).

*10.01	The Registrant’s 1987 Stock Option Plan, as amended, (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on March 31, 1998).

Exhibit
Number	Exhibit Title

*10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).

10.03	JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-85080) filed on March 28, 2002).

*10.04	The Registrant’s 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 4.04 to the Registrant’s Form S-8 Registration Statement (No. 033-53913) filed on May 31, 1994).

*10.05	The Registrant’s 1995 Directors Stock Option Plan, as amended, (Incorporated by reference to Exhibit 10.05 to the Registrant’s Form 10-Q for the quarter ended June 28, 2003 (the “2003 Second Quarter From 10-Q”)).

*10.06	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.06 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”).

*10.07	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended and restated, effective January 1, 2001 (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10.08	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the 2002 Form 10-K).

*10.09	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the 2001 Form 10-K).

10.10	The Registrant’s 1993 Non-Statutory Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the 2003 First Quarter Form 10-Q).

*10.11	The Registrant’s 401(k) Plan, as amended and restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended March 30, 1996).

*10.12	Offer Letter, dated as of December 15, 2000 and Promissory Note, dated as of February 6, 2001 between the Registrant and Lavi A. Lev (Incorporated by reference to Exhibit 10.12 to the 2002 Form 10-K).

10.13	Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-87674) filed on May 7, 2002).

10.14	Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarter ended June 28, 1997).

10.15	Cooper & Chyan Technology, Inc. 1993 Equity Incentive Plan, as amended and restated effective August 16, 1995 (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

*10.16	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin Bushby (Incorporated by reference to Exhibit 10.16 to the 2002 Form 10-K).

Exhibit
Number	Exhibit Title

10.17	Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-108251) filed on August 27, 2003).

*10.18	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended January 3, 1998).

10.19	Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).

10.20	Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).

*10.21	Employment Separation and Release Agreement, dated as of December 24, 2003 between the Registrant and Penelope A. Herscher.

10.23	QDA, Inc. 2003 Stock Option/ Stock Issuance Plan.

10.24	UniCAD Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

10.25	High Level Design Systems 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 Registration Statement (No. 333-15771) filed on November 7, 1996).

*10.26	Employment Agreement, dated as of April 26, 1999 between the Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarter ended October 2, 1999 (the “1999 Third Quarter Form 10-Q”)).

*10.27	Consulting Agreement, dated as of July 1999 between the Registrant and Alberto Sangiovanni-Vincentelli (Incorporated by reference to Exhibit 10.52 to the 1999 Third Quarter Form 10-Q).

10.28	Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (No. 333-71717) filed on February 3, 1999).

10.29	Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30	Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan.

10.31	Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan.

*10.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan.

10.34	Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35	Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36	SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

10.38	OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (No. 333-85591) filed on August 19, 1999).

*10.40	Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K).

Exhibit
Number	Exhibit Title

10.41	Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).

10.42	Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.43 to the Registrant’s 2003 First Quarter Form 10-Q).

*10.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

10.45	Multi-Year Credit Agreement, dated as of September 27, 2002 between the Registrant, the lenders from time to time as parties thereto and Fleet National Bank as administrative agent (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended September 28, 2002 (the “2002 Third Quarter Form 10-Q”)) as amended by First Amendment dated as of June 24, 2003 (Incorporated by reference to Exhibit 10.45 to the Registrant’s 2003 Second Quarter Form 10-Q).

10.46	364-Day Credit Agreement, dated as of September 27, 2002 between the Registrant, the lenders from time to time as parties thereto and Fleet National Bank as administrative agent (Incorporated by reference to Exhibit 10.46 to the 2002 Third Quarter Form 10-Q) as amended by First Amendment dated as of June 24, 2003 (Incorporated by reference to Exhibit 10.46 to the Registrant’s 2003 Second Quarter Form 10-Q).

10.47	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.47 to the 2003 First Quarter Form 10-Q).

10.48	Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).

10.49	Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).

10.50	Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).

10.51	Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).

*10.53	Description of the Registrant’s Stock Purchase Program (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000).

10.58	The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the 2001 Second Quarter Form 10-Q).

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).

10.62	CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-82044) filed on February 4, 2002).

Exhibit
Number	Exhibit Title

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

*10.66	Executive Separation, Release and Consulting Agreement, dated as of December 3, 2001 between the Registrant and Ronald R. Barris (Incorporated by reference to Exhibit 10.66 to the 2001 Form 10-K).

*10.67	Amendment to Executive Separation, Release and Consulting Agreement, dated as of August 23, 2002 between the Registrant and Ronald R. Barris (Incorporated by reference to Exhibit 10.67 to the 2002 Form 10-K).

10.68	BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).

10.69	BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).

10.70	BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).

10.71	Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).

10.72	Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).

10.73	Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.74	Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.75	Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.76	Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

21.01	Subsidiaries of the Registrant.

23.01	Consent of KPMG LLP.

23.02	Information Regarding Consent of Arthur Andersen LLP.

Exhibit
Number	Exhibit Title

31.01	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.01	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(d) Financial Statement Schedule:

      See Item 15.(a)2 of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors
Cadence Design Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. In connection with our audits of the consolidated financial statements for the years ended January 3, 2004 and December 28, 2002, we also have audited the financial statement schedule listed in Item 15.(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The accompanying consolidated financial statements and financial statement schedule for the year ended December 29, 2001 of Cadence Design Systems, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule, before the revisions described in Note 2 to the consolidated financial statements, in their report dated March 11, 2002.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 4 to the accompanying consolidated financial statements, the consolidated balance sheet as of December 28, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended have been restated.

      As discussed above, the consolidated financial statements of Cadence Design Systems, Inc. for the year ended December 29, 2001 were audited by other auditors who have ceased operations. As described in Note 2, the consolidated statement of operations has been restated to include amortization of acquired intangibles as a component of cost of revenues and the consolidated statement of cash flows has been restated to include proceeds from the sale of receivables as a component of cash flows from operating activities rather than as a component of cash flows from financing activities. We audited the adjustments described in Note 2 that were applied to restate the 2001 consolidated statements of operations and cash flows. In our opinion, such adjustments are appropriate and have been properly applied. As also described in Note 2, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which was adopted by the Company as of December 30, 2001 (the beginning of the Company’s fiscal year 2002). In our opinion, the disclosures for 2001 related to the adoption of SFAS No. 142 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Cadence Design Systems, Inc. other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

March 24, 2004

      The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Cadence Design Systems, Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. For further discussion, see Exhibit 23.02. The financial statements to which this report relate have been revised as discussed in Note 2 to our Consolidated Financial Statements. These revisions are not covered by the copy of the report of Arthur Andersen LLP and were audited by KPMG LLP as described in their report. In addition, the Financial Statements underlying the “Selected Financial Data” presented in Item 6 of this Form 10-K for the years ended January 1, 2000 and December 30, 2000 have been revised. These revisions are not covered by the copy of the report of Arthur Andersen LLP.

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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Jose, California

March 11, 2002

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
January 3, 2004 and December 28, 2002
(In thousands, except per share amounts)

ASSETS

		Restated
	2003	2002

Current Assets:
Cash and cash equivalents	$384,525	$371,327
Short-term investments	33,898	24,286
Receivables, net	348,680	313,968
Inventories	16,926	9,614
Prepaid expenses and other	58,212	39,448

Total current assets	842,241	758,643
Property, plant and equipment, net	403,847	431,846
Goodwill	922,797	664,026
Acquired intangibles, net	237,508	219,203
Installment contract receivables, net	121,627	113,185
Other assets	289,882	239,720

Total Assets	$2,817,902	$2,426,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$388	$1,609
Accounts payable and accrued liabilities	243,062	294,973
Current portion of deferred revenue	238,478	207,738

Total current liabilities	481,928	504,320

Long-Term Liabilities:
Long-term portion of capital lease obligations	61	659
Long-term portion of deferred revenue	16,287	11,207
Convertible notes	420,000	—
Long-term debt	—	52,000
Other long-term liabilities	327,345	214,407

Total long-term liabilities	763,693	278,273

Stockholders’ Equity:
Preferred stock — $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock — $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 268,442, excluding 5,867 shares held in treasury at January 3, 2004; 269,688 excluding 693 shares held in treasury at December 28, 2002	1,034,190	1,103,167
Deferred stock compensation	(48,856)	(38,948)
Retained earnings	566,354	583,920
Accumulated other comprehensive income (loss)	20,593	(4,109)

Total stockholders’ equity	1,572,281	1,644,030

Total Liabilities and Stockholders’ Equity	$2,817,902	$2,426,623

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three fiscal years ended January 3, 2004
(In thousands, except per share amounts)

		Restated	Restated
	2003	2002	2001

Revenue:
Product	$663,513	$806,786	$830,490
Services	131,149	149,810	263,355
Maintenance	324,822	331,347	336,595

Total revenue	1,119,484	1,287,943	1,430,440

Costs and Expenses:
Cost of product	67,036	98,291	118,458
Cost of services	93,153	114,688	192,648
Cost of maintenance	56,460	65,089	65,299
Marketing and sales	326,579	402,148	393,614
Research and development	340,121	326,414	297,329
General and administrative	82,566	115,767	119,350
Amortization of acquired intangibles	62,573	53,752	70,785
Amortization of deferred stock compensation (A)	41,124	44,009	17,911
Legal settlements	(14,500)	(261,090)	(194,558)
Restructuring and other charges	66,836	134,296	61,619
Write-off of acquired in-process technology	7,500	34,000	21,700
Impairment of goodwill	—	—	25,834

Total costs and expenses	1,129,448	1,127,364	1,189,989

Income (loss) from operations	(9,964)	160,579	240,451
Interest expense	(5,002)	(2,803)	(2,632)
Other income (loss), net	(15,599)	(13,756)	4,329

Income (loss) before provision (benefit) for income taxes	(30,565)	144,020	242,148
Provision (benefit) for income taxes	(12,999)	83,681	100,861

Net income (loss)	$(17,566)	$60,339	$141,287

Basic Net Income (Loss) Per Share	$(0.07)	$0.23	$0.57

Diluted Net Income (Loss) Per Share	$(0.07)	$0.23	$0.55

Weighted average common shares outstanding	266,794	259,870	245,839

Weighted average common and potential common shares outstanding — assuming dilution	266,794	267,500	257,660

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$4,080	$4,618	$4,037
Marketing and sales	11,199	14,221	4,049
Research and development	20,650	17,086	2,845
General and administrative	5,195	8,084	6,980

	$41,124	$44,009	$17,911

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended January 3, 2004
(In thousands)

		Stock

			Par Value			Accumulated
			And Capital	Deferred		Other	Total
	Comprehensive	Outstanding	in Excess	Stock	Retained	Comprehensive	Stockholders’
	Income	Shares	of Par	Compensation	Earnings	Income (Loss)	Equity

BALANCE, DECEMBER 30, 2000		243,662	$590,839	$(60,978)	$394,224	$(14,620)	$909,465
Purchase of stock		(12,846)	(299,036)	—	—	—	(299,036)
Issuance of stock		8,976	99,874	—	—	—	99,874
Tax benefits from employee stock transactions		—	2,009	—	—	—	2,009
Stock issued in connection with acquisitions		10,112	259,222	—	—	—	259,222
Deferred stock compensation, net of forfeitures		—	(24,820)	(12,566)	—	—	(37,386)
Amortization of deferred stock compensation		—	609	17,303	—	—	17,912
Net income	$141,287	—	—	—	141,287	—	141,287
Unrealized holding gain on marketable securities, net	28,943	—	—	—	—	28,943	28,943
Foreign currency translation loss	(943)	—	—	—		(943)	(943)

	$169,287

BALANCE, DECEMBER 29, 2001		249,904	628,697	(56,241)	535,511	13,380	1,121,347
Cumulative effect of prior period adjustments (see Note 4)		—	—	930	(11,930)	—	(11,000)
Purchase of stock		(12,756)	(185,171)	—	—	—	(185,171)
Issuance of stock		6,710	77,228	—	—	—	77,228
Tax benefits from employee stock transactions		—	31,815	—	—	—	31,815
Stock issued in connection with acquisitions (restated)		25,830	522,952	—	—	—	522,952
Deferred stock compensation, net of forfeitures (restated)		—	28,743	(28,781)	—	—	(38)
Amortization of deferred stock compensation (restated)		—	(1,097)	45,144	—	—	44,047
Net income (restated)	$60,339	—	—	—	60,339	—	60,339
Unrealized holding loss on marketable securities, net	(24,629)	—	—	—	—	(24,629)	(24,629)
Foreign currency translation gain	7,140	—	—	—	—	7,140	7,140

	$42,850

BALANCE, DECEMBER 28, 2002 (RESTATED)		269,688	1,103,167	(38,948)	583,920	(4,109)	1,644,030
Purchase of stock		(17,386)	(213,832)	—	—	—	(213,832)
Issuance of stock		11,040	86,567	—	—	—	86,567
Tax benefits from employee stock transactions		—	14,875	—	—	—	14,875
Stock issued in connection with acquisitions		5,100	70,577	—	—	—	70,577
Purchase of call options		—	(134,637)	—	—	—	(134,637)
Issuance of warrants		—	56,441	—	—	—	56,441
Deferred stock compensation, net of forfeitures		—	46,740	(46,740)	—	—	—
Amortization of deferred stock compensation		—	4,292	36,832	—	—	41,124
Net loss	$(17,566)	—	—	—	(17,566)	—	(17,566)
Unrealized holding gain on marketable securities, net	5,750	—	—	—	—	5,750	5,750
Foreign currency translation gain	18,952	—	—	—	—	18,952	18,952

	$7,136

BALANCE, JANUARY 3, 2004		268,442	$1,034,190	$(48,856)	$566,354	$20,593	$1,572,281

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 3, 2004
(In thousands)

		Restated	Restated
	2003	2002	2001

Cash and Cash Equivalents at Beginning of Year	$371,327	$206,311	$85,220

Cash Flows From Operating Activities:
Net income (loss)	(17,566)	60,339	141,287
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191,608	203,906	213,131
Amortization of deferred stock compensation	41,124	44,009	17,303
Equity in loss from investments, net	10,875	9,395	1,244
Gain on sale of investments	—	(24,889)	(17,662)
Write-off of long-term investment securities	4,785	14,087	5,952
Write-off of acquired in-process technology	7,500	34,000	21,700
Impairment of goodwill	—	—	25,834
Write-off of inventory	—	9,338	18,915
Non-cash restructuring and other charges	18,438	31,904	16,031
Tax benefits from employee stock transactions	14,875	31,815	2,009
Deferred income taxes	(60,048)	(24,157)	(13,187)
Provisions for losses on trade accounts receivable and sales returns	11,428	12,257	45,809
Other non-cash items	3,678	2,459	(1,350)
Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
Receivables	(1,326)	(33,551)	31,453
Proceeds from the sale of receivables	87,355	182,049	235,806
Inventories	(7,312)	(801)	(16,516)
Prepaid expenses and other	(6,820)	29,580	10,337
Installment contract receivables	(107,929)	(261,350)	(299,275)
Other assets	31,941	(40,916)	(75,946)
Accounts payable and accrued liabilities	(106,687)	(7,751)	(15,502)
Deferred revenue	14,642	(5,539)	(10,044)
Other long-term liabilities	40,440	81,469	73,444

Net cash provided by operating activities	171,001	347,653	410,773

Cash Flows From Investing Activities:
Proceeds from sale and maturities of short-term investments — available-for-sale	—	49,370	124,737
Purchases of short-term investments — available-for-sale	—	(10,051)	(40,478)
Proceeds from the sale of long-term investments	3,274	—	—
Proceeds from sale of equipment	9,147	—	—
Purchases of property, plant and equipment	(82,881)	(125,159)	(154,311)
Purchases of software licenses	(33,507)	(8,750)	(1,747)
Investment in venture capital partnership and equity investments	(39,761)	(6,818)	(20,492)
Net cash (paid) acquired in business combinations	(182,247)	(34,682)	6,912
Proceeds from the sale of put warrants	—	—	14,934
Purchase of call options	—	—	(14,934)

Net cash used for investing activities	(325,975)	(136,090)	(85,379)

Cash Flows From Financing Activities:
Proceeds from credit facility	45,000	232,300	222,900
Principal payments on credit facility and capital leases	(98,856)	(181,831)	(225,203)
Proceeds from issuance of convertible notes	420,000	—	—
Payment of convertible notes issuance costs	(11,463)	—	—
Proceeds from sale of common stock warrants	56,441	—	—
Purchase of call options	(134,637)	—	—
Proceeds from repayment of notes receivable	—	—	10,523
Repurchase of minority interest	—	—	(11,958)
Proceeds from issuance of common stock	86,567	77,228	99,874
Purchases of treasury stock	(213,832)	(181,797)	(299,036)

Net cash provided by (used for) financing activities	149,220	(54,100)	(202,900)

Effect of exchange rate changes on cash	18,952	7,553	(1,403)

Increase in cash and cash equivalents	13,198	165,016	121,091

Cash and Cash Equivalents at End of Year	$384,525	$371,327	$206,311

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2004

NOTE 1.	CADENCE

      Cadence Design Systems, Inc. licenses electronic design automation, or EDA, software, sells or leases hardware technology and provides design and methodology services throughout the world to help accelerate and manage customer’s electronic product development processes. Cadence’s broad range of products and services are used by the world’s leading electronics companies to design and develop complex ICs, and personal and commercial electronic systems.

          Restatement

      During 2003, Cadence restated its Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002 as discussed in more detail in Note 4. While certain adjustments impacting Cadence’s Consolidated Financial Statements for periods prior to fiscal 2002 were also identified, the Consolidated Financial Statements for fiscal 2001 were not materially affected by the adjustments discussed below, and a firm that is no longer in existence audited the Consolidated Financial Statements for that year. Accordingly, no adjustments have been made to Cadence’s fiscal 2001 Consolidated Financial Statements for these items. However, in order for the Consolidated Balance Sheet as of December 28, 2002 to be properly stated, Cadence has recorded the cumulative effect of adjustments of $11.9 million for all years prior to fiscal 2002 to opening retained earnings for fiscal 2002. The cumulative effect of the $11.9 million is net of the related tax effects and consists of $4.3 million in 2001, $3.3 million in 2000, $2.3 million in 1999 and $2.0 million prior to 1999.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation and Basis of Presentation

      Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2003 was a 53-week year. Fiscal 2002 and 2001 were 52-week years. Fiscal 2004 will be a 52-week year ending January 1, 2005.

      The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. Investments in companies in which voting interests range from 20% to 50%, or for which Cadence has the ability to exercise significant influence, are accounted for using the equity method of accounting.

          Reclassifications

      During 2003, Cadence began reporting amortization expense related to certain intangible assets acquired in business combinations in Cost of product, Cost of services and Cost of maintenance in its Consolidated Statements of Operations. Cadence previously recorded all amortization expense related to these intangibles in Amortization of acquired intangibles. Accordingly, Cadence has restated the following amounts to correct these errors in 2002 and 2001 in the accompanying Consolidated Statements of Operations:

	Restated	Restated
	2002	2001

	(In thousands)
Cost of product	$25,154	$20,281
Cost of services	2,001	1,264
Cost of maintenance	868	—
Amortization of acquired intangibles	(28,023)	(21,545)

Total effect on Net income	$—	$—

      These restatements had no effect on earnings or loss in any year. See Note 4, Restatements, for additional information about other adjustments.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      During the fourth quarter of 2003, Cadence also reclassified goodwill of $663.2 million as of December 28, 2002 from Acquired intangibles, net on its Consolidated Balance Sheets and reclassified $0.9 million of purchased software technology as of December 28, 2002 from Acquired intangibles, net to Other assets in the accompanying Consolidated Balance Sheets to correct these errors and conform to the January 3, 2004 presentation. Additionally, Cadence reclassified $11.2 million of deferred revenue from Deferred revenue — current to Deferred revenue — Long-term to correct these errors and conform to the January 3, 2004 presentation. See Note 4, Restatements for additional information.

      For the year ended December 28, 2002, Cadence has restated its Statement of Cash Flows for the effects of the restatement adjustments discussed in Note 4 resulting in a decrease to Net cash provided by operating activities of $2.5 million and a decrease to Net cash used by investing activities of $2.5 million.

      For the year ended December 29, 2001, Cadence has restated its Statements of Cash Flows to include proceeds from the sale of receivables of $235.8 million as a component of cash flows from operating activities rather than as a component of cash flows from financing activities, which is consistent with the guidance of Statement of Financial Accounting Standards, or SFAS, No. 95, “Statement of Cash Flows.”

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

          Foreign Currency Translation

      Cadence transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for Cadence’s principal Irish and Hungarian subsidiaries, whose functional currency is the U.S. dollar. Non-functional currency monetary balances are remeasured into the functional currency of the subsidiary with any related gain or loss recorded in earnings. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into U.S. dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the exchange rates in effect at the end of each fiscal month during the year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

          Derivative Financial Instruments

      Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as an economic hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

losses are recognized in Other income (loss), net included in the accompanying Consolidated Statements of Operations in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other assets.

      Cadence does not use forward contracts for trading or hedging purposes. Cadence’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts mature.

          Allowance for Doubtful Accounts

      Cadence makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and are recorded in operating expenses. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, Cadence analyzes its historical collection experience and current economic trends. If the historical data Cadence uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions may be needed and the future results of operations could be materially affected.

          Allowance for Sales Returns

      Provisions for sales returns primarily result from amendments to product, maintenance and service arrangements and are recorded as a reduction to revenue. These provisions are made based on historical experience and changes in customer preferences.

          Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer IC and electronic systems. These parts and components may be specialized in nature or subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s practice is to reserve for inventory in excess of 12-month demand.

      In the year ended January 3, 2004, Cadence recorded no write-off for excess inventory. In the year ended December 28, 2002, Cadence recorded a $9.3 million write-off for excess inventory in cost of product revenue, for excess inventory from decreased sales forecasts. In the year ended December 29, 2001, Cadence recorded an $18.9 million write-off for excess inventory in cost of product revenue. Of the $18.9 million write-off, $15.2 million was related to excess inventory from decreased sales forecasts and $3.7 million related to two product lines that were discontinued as part of Cadence’s restructuring. The excess inventory charges of $9.3 million in 2002 and $15.2 million in 2001 were due to significant decreases in forecasted revenue for emulation products.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

          Property, Plant and Equipment

      Property, plant and equipment is stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3-8 years
Buildings	10-32 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-5 years
Equipment	3-5 years

      Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF, Issue 00-2 “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Cadence capitalized $21.0 million in 2003, $48.1 million in 2002, and $68.0 million in 2001, of costs relating to purchased software, internal development and other consulting services from third parties for software that is used, or intended to be used, internally. Amortization of software developed for internal use and web site development costs begins when the computer software is ready for its intended use, and is computed on a straight-line basis over the estimated useful life of the product.

      Cadence recorded depreciation expense of property, plant and equipment for the fiscal years 2003, 2002, and 2001 in the amount of $81.9 million, $100.1 million, and $83.2 million, respectively.

          Software Development Costs

      Cadence accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has been of short duration. Internally-generated and purchased capitalizable software development costs have not been material.

      Cadence capitalized $33.5 million of purchased software during 2003 and $8.8 million during 2002. Cadence has deemed the purchased software to have an alternative future use. Cadence begins amortization of purchased software, on a straight-line basis, when the technology is available for general release to customers. Amortization expense related to purchased software was $0.5 million during 2003, $1.9 million during 2002 and $3.3 million during 2001. In addition, Cadence reported an impairment charge of $10.2 million in 2002 in connection with purchased software included in Restructuring and other charges in the Consolidated Statements of Operations.

          Acquired Intangibles, including Goodwill

      Acquired intangibles, which include purchased technology and other intangible assets, are stated at cost less accumulated amortization and are reviewed for impairment whenever events or circumstances indicate that an impairment may exist. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” which was adopted on December 30, 2001 (the beginning of Cadence’s fiscal year 2002), goodwill and purchased intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. Accordingly, beginning in 2002 Cadence has ceased to amortize approximately $178.8 million of goodwill, net of amortization, including workforce intangibles that were subsumed into goodwill upon adoption

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

of SFAS No. 142. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to ten years).

      During the third quarters of 2003 and 2002, Cadence completed its annual impairment analysis of goodwill. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for its three reporting units. No impairment charge has been recognized during 2003 or 2002.

      The pro forma effects of the adoption of SFAS No. 142 are as follows:

	Years Ended

		Restated	Restated
	January 03,	December 28,	December 29,
	2004	2002	2001

	(In thousands, except per share amounts)
Reported net income	$(17,566)	$60,339	$141,287
Goodwill/ Workforce amortization	—	—	37,326

Adjusted net income	$(17,566)	$60,339	$178,613

Basic earnings per share:
Reported net income	$(0.07)	$0.23	$0.57
Goodwill/ Workforce amortization	—	—	0.16

Adjusted net income	$(0.07)	$0.23	$0.73

Diluted earnings per share:
Reported net income	$(0.07)	$0.23	$0.55
Goodwill/ Workforce amortization	—	—	0.14

Adjusted net income	$(0.07)	$0.23	$0.69

          Long-lived Assets

      Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Cadence reviews its long-lived assets for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. No impairments were recorded for long-lived assets during 2003 or 2002.

      Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Management has no assets that are deemed held for sale as of January 3, 2004.

          Marketable and Non-Marketable Securities

Marketable Securities

      Management considers all of its investments in marketable securities as available-for-sale. Marketable securities are stated at fair value, with the unrealized gains and losses reported as a component of stockholders’

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

equity until realized. The cost of securities sold is determined using the specific identification method when computing realized gains and losses.

Non-Marketable Securities

      Cadence’s non-marketable securities include investments in privately-held companies that Cadence makes either directly, or indirectly through venture capital limited partnerships. Cadence owns limited partnership interest in two venture capital limited partnerships, Telos Venture Partners, L.P., or Telos I, and Telos Venture Partners II, L.P., or Telos II, and together with Telos I referred to as Telos, that invest in early stage companies with innovative technologies. Cadence and certain of its deferred compensation trusts are the sole limited partners of Telos I and Cadence is the sole limited partner of Telos II. The partnership agreements governing Telos, which are substantially the same, require Cadence to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with Cadence, manages the partnerships and may be removed by Cadence without cause. For both partnerships, the advisory committee is comprised solely of Cadence’s Chief Executive Officer and Cadence’s Chairman of the Board of Directors. As of January 3, 2004, Cadence had contributed $83.0 million to these Telos partnerships and is contractually committed to contribute to these partnerships up to an additional $44.0 million. Cadence’s commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005 and, in the case of Telos II, is July 3, 2012.

      The investments made by Telos and directly by Cadence are accounted for using either the cost or equity method of accounting. Cadence accounts for investments made by Telos as if Cadence had directly made the investment and accordingly, all investments recorded on the equity method of accounting are adjusted to reflect Cadence’s share of the investee’s income (loss).

      Cadence’s non-marketable securities held by Telos, or Cadence directly, are not publicly-traded and, therefore, there is no established market for these securities. To determine the fair market value of these investments, Cadence uses the most recent round of financing involving new non-strategic investors or estimates of current market value. It is Cadence’s policy to review the fair value of these investments held by Telos, as well as its direct investments, on a regular basis to determine whether the carrying value of the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that Cadence requests from these companies. This information is not subject to the same disclosure regulations as U.S. publicly-traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of a company is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write-down the investments to reduce its carrying value to fair value.

Equity Method Investments

      All investments accounted for by Cadence under the equity method of accounting are held in the form of voting preferred stock or convertible debt of privately-held companies. Cadence’s application of the equity method of accounting is in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses”, approach (a). Accordingly, the portion of equity method loss or income recorded by Cadence is based on its’ percentage ownership of each investee’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Its level of participation in future financings of its equity method investees may impact Cadence’s proportional share in future income or losses. Cadence records its interest in equity method gains and losses in the quarter

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

following incurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Consolidated Financial Statements.

Cost Method Investments

      Investments accounted for by Cadence under the cost method of accounting are carried at historical cost and Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred.

          Deferred Revenue

      Deferred revenue arises when customers are billed for products and/or services in advance of delivery and completion of the earnings process. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized in installments over the duration of the license. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and earned over multiple periods over the ensuing 12-month maintenance term. Product licenses recognized as revenue over multiple periods and maintenance on term licenses are generally billed quarterly in advance and earned over multiple periods over the ensuing license period.

          Stock-Based Compensation

      At January 3, 2004, Cadence has six stock-based employee compensation plans (excluding director plans). Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

      The pro forma information illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation”, was estimated at the date of grant using the Black-Scholes option pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for fiscal 2003 option grants because management believes the amount yielded by this method is more representative of prospective trends. In prior periods, Cadence used historical trading volatility. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 using the following weighted average assumptions assuming a dividend yield of zero for all periods:

	Stock Options

	2003	2002	2001

Risk-free interest rate	3.36%	2.81%	4.53%
Volatility factors of the expected market price of Cadence’s common stock	38%	62%	62%
Weighted average expected life of an option	5 Years	5 Years	5 Years

	Employee Stock Purchase Plan

	2003	2002	2001

Risk-free interest rate, based on weighted average	1.10%	1.43%	5.60%
Volatility factors of the expected market price of Cadence’s common stock	38%	62%	62%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table illustrates the effect on net income (loss) and income (loss) per share if Cadence had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based compensation:

		Restated	Restated
	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss):
As reported	$(17,566)	$60,339	$141,287
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23,657	18,440	10,442
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(102,867)	(112,403)	(140,973)

Pro forma	$(96,776)	$(33,624)	$10,756

Basic net income (loss) per share:
As reported	$(0.07)	$0.23	$0.57

Pro forma	$(0.36)	$(0.13)	$0.04

Diluted net income (loss) per share:
As reported	$(0.07)	$0.23	$0.55

Pro forma	$(0.36)	$(0.13)	$0.04

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

          Revenue Recognition

      Cadence classifies revenue by the three sources from which it is earned: Product; Maintenance; and Services. Product revenue includes fees associated with the licensing of Cadence’s software and sale or lease of its hardware products. Maintenance revenue includes fees associated with providing technical support for Cadence’s products. Services revenue includes fees received for performing methodology and design services.

      Cadence applies the provisions of SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of SFAS, No. 13, “Accounting for Leases,” to all hardware lease transactions. While these statements govern the basis for revenue recognition, Cadence exercises significant judgment and uses estimates in connection with the determination of the amount of product, service and maintenance revenue and deferred revenue to be recognized in each accounting period. Material differences may result in the amount and timing of Cadence’s revenue for any period if its management made different judgments or utilized different estimates.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

Product revenue

      The timing of product revenue recognition will differ depending on the license types and the individual terms and conditions associated with each particular license agreement. Cadence licenses software using three different license types:

•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no contractual rights to return and limited rights to remix within the licensed software and to unspecified future technology. In general, revenue associated with subscription licenses is recognized over multiple periods over the term of the license commencing upon the effective date of the license and initial delivery of the licensed product.
•	Term licenses — software licensed for a specific time period, generally two to three years, with no contractual rights to return and, generally, limited rights to remix within the licensed software but no right to remix the licensed software for unspecified future technology. In general, revenue associated with term licenses is recognized upon the effective date of the license, determination that the fee is fixed or determinable and other revenue recognition criteria have been met.
•	Perpetual licenses — software licensed on a perpetual basis with no contractual right to return, exchange or remix the licensed software. In general, revenue associated with perpetual licenses is recognized upon the effective date of the license, when collection is determined to be probable and other revenue recognition criteria have been met.

      Occasionally, customers may request and Cadence may agree to modify the terms of an existing arrangement for which revenue is being recognized over multiple periods. The modifications to the arrangement may include changes in access to technology, payment terms or other license terms. In these situations, Cadence accounts for the modified arrangement as a new transaction and recognizes revenue when all other revenue recognition criteria have been met.

Maintenance revenue

      Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. Cadence recognizes all maintenance revenue over multiple periods over the maintenance term under each software license agreement. For subscription licenses, Cadence allocates a portion of the revenue to maintenance revenue based on the estimated fair value of the maintenance.

Services revenue

      Services revenue consists primarily of revenue received for performing methodology and design services. Service arrangements include time and material, defined level of effort and fixed bid. Revenue from service contracts is recognized either on the time and materials method as work is performed or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees on a monthly basis, Cadence estimates the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on Cadence’s results of operations. For small fixed-price projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, revenue is recognized when the work is completed.

Revenue Recognition Criteria

      Cadence recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

specific objective evidence of fair value, or VSOE, exists. A discussion about these revenue recognition criteria and their applicability to Cadence’s transactions follows:

      Persuasive evidence of an arrangement — For subscription and term licenses and hardware leases, Cadence uses the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, Cadence uses a purchase order as evidence of an arrangement. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. Sales through Cadence’s Japanese distributor, Innotech, are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Product delivery — Software and the corresponding keys are generally delivered to customers electronically. Occasionally, Cadence will deliver the software on a CD-ROM with standard transfer terms of FOB shipping point. Cadence’s software license agreements generally do not contain acceptance provisions. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Fee is fixed or determinable — Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence’s payment terms for perpetual licenses is generally net 30 days; however, payment terms may vary based on the country in which the agreement is executed. Cadence generally uses installment contracts for term and subscription licenses for customers for which it has established a history of collecting under the original contract without providing concessions on payments, products or services. Cadence’s installment contracts have payment periods that are equal to or less than the time period of the licenses, the payments are generally collected quarterly, and periodic payments are generally made in equal or nearly equal installments. When the periodic payments are less than equal or near equal, then revenue under such license arrangements is recognized when payments under the contract become due and payable. If Cadence no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. These changes could have a material impact on Cadence’s results of operations.

      Collection is probable — Cadence assesses collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in Cadence’s judgment collection of a fee is not probable, Cadence defers the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment.

      Vendor-Specific Objective Evidence — Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing for comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

      In September 2002, Cadence acquired IBM’s Test Design Automation, or TDA, business. Concurrent with the acquisition, Cadence licensed software to IBM and entered into an agreement to provide services. In connection with these transactions, Cadence considered SFAS No. 141, “Business Combination”, and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

a Business”, to determine whether the acquisition of the TDA business qualified for accounting as a purchase business combination. In addition, Cadence considered APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and EITF Issue No. 01-02, “Interpretation of APB Opinion No. 29” to determine whether the concurrent transactions were appropriately recorded at their respective fair values. In concluding that the fair values were reasonably determinable, Cadence considered its recent history of cash sales for similar products or services in similar sized transactions with similar terms. Approximately 3% of revenue recognized in 2002 resulted from this concurrent transaction.

      In September 2003, Cadence entered into a license to use and resell certain technology from IBM. During December 2003 and January 2004, Cadence sold hardware, services and licensed software to IBM. These transactions were separately negotiated, settled in cash, recorded at terms Cadence considers to be arms-length and were not deemed to be concurrent. Cadence recognized revenue, arising from these transactions, totaling approximately 4% of total revenue in 2003.

          Sales of Installment Contract Receivables

      Cadence transfers installment contract receivables on a non-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Cadence transferred accounts receivable totaling $87.4 million in 2003, $182.0 million in 2002 and $235.8 million in 2001, to financing institutions on a non-recourse basis. Cadence recorded losses on the sale of receivables in Other income (loss), net, in the accompanying Consolidated Statements of Operations of $5.0 million in 2003, $18.8 million in 2002 and $20.9 million in 2001. When Cadence sells receivables, it retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights has not been material. For 2001, Cadence has restated its Consolidated Statement of Cash Flows to include proceeds from the sale of receivables as a component of cash flows from operating activities rather than as a component of cash flows from financing activities, which is consistent with the guidance of SFAS No. 95, “Statement of Cash Flows.”

          Accounting for Income Taxes

      Cadence uses the asset and liability method to account for income taxes. Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for deferred tax assets or increases this allowance in a period, Cadence may need to include an expense within the tax provision in its Consolidated Statements of Operations.

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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

          Restructuring Charges

      Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Since 2001, Cadence has undertaken significant restructuring initiatives. The individual components of the restructuring activities initiated prior to fiscal year 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and EITF No. 88-10 “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal year 2002, Cadence accounted for the facilities and asset-related portions of this restructuring in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”

      These restructuring initiatives have required Cadence to make a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment.

      In addition, Cadence has recorded estimated provisions for termination benefits and outplacement costs, long-term asset write-downs, and other restructuring costs. Cadence regularly evaluates the adequacy of its restructuring accrual, and adjusts the balance based on changes in estimates and assumptions. Cadence may incur future charges for new restructuring activities as well as for changes in estimates to amounts previously recorded.

          Concentrations of Credit Risk

      Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence’s customer base and their dispersion across geographies. Credit exposure related to the forward contracts is limited to the realized and unrealized gains on these contracts. As noted in Note 8, Cadence issued options and warrants to hedge potential dilution of the convertible notes. Changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment.

          Fair Value of Financial Instruments

      The fair value of Cadence’s cash and cash equivalents, short-term and long-term investments, receivables, accounts payable, accrued liabilities, and deferred revenue approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s convertible notes and capital lease obligations and installment contract receivables approximate their carrying values based upon current market rates of interest.

          Advertising

      Cadence expenses the production costs of advertising as incurred. Advertising expense was approximately $10.5 million, $13.4 million and $19.3 million for the fiscal years ended 2003, 2002 and 2001, respectively, and is included in Marketing and sales in the accompanying Consolidated Statements of Operations.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

NOTE 3. BALANCE SHEET COMPONENTS

      A summary of balance sheet components as of January 3, 2004 and December 28, 2002 follows:

		Restated
	2003	2002

	(In thousands)
Receivables:

Accounts receivable	$201,360	$168,547
Installment contract receivables — current	169,913	162,857

Total Receivables	371,273	331,404
Less: Allowances	(22,593)	(17,436)

Receivables, net	$348,680	$313,968

Prepaid Expenses and Other:
Prepaid expenses and other	$26,710	$25,009
Deferred income taxes	31,502	14,439

Prepaid expenses and other	$58,212	$39,448

Property, Plant and Equipment:
Computer equipment and related software	$481,795	$432,669
Buildings	120,817	111,580
Land	74,788	74,677
Leasehold and building improvements	85,482	72,653
Furniture and fixtures	51,925	49,835
Equipment	43,925	45,075
Construction in progress and internally developed software	38,891	81,873

Total cost	897,623	868,362
Less: Accumulated depreciation and amortization	(493,776)	(436,516)

Property, plant and equipment, net	$403,847	$431,846

Acquired Intangibles:
Acquired intangibles	$605,637	$486,930
Less: Accumulated amortization	(368,129)	(267,727)

Acquired intangibles, net	237,508	219,203

Other Assets:
Deferred income taxes	$57,971	$52,691
Prepaid tax on inter-company royalties	54,814	46,058
Non-marketable securities	53,282	29,111
Non-qualified deferred compensation	45,358	34,449
Purchased software technology	77,074	42,716
Less: Accumulated amortization	(44,309)	(41,777)

Purchased software technology, net	32,765	939
Other long-term assets	45,692	76,472

Other Assets	$289,882	$239,720

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$97,228	$145,385
Accounts payable	27,547	27,398
Income taxes payable — current	17,400	24,093
Accrued restructuring expenses — current	18,792	23,268
Other accrued liabilities	82,095	74,829

Accounts payable and accrued liabilities	$243,062	$294,973

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

		Restated
	2003	2002

	(In thousands)
Other Long-term Liabilities:
Income taxes payable — long-term	$163,317	$145,536
Long-term acquisition-related holdbacks and payments	83,893	—
Other long-term liabilities	80,135	68,871

Other long-term liabilities	$327,345	$214,407

NOTE 4. RESTATEMENT

      During 2003, Cadence restated its Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002 as discussed in more detail below. While certain adjustments impacting Cadence’s Consolidated Financial Statements for periods prior to fiscal 2002 were also identified, the Consolidated Financial Statements for fiscal 2001 were not materially affected by the adjustments discussed below, and a firm that is no longer in existence audited the Consolidated Financial Statements for that year. Accordingly, no adjustments have been made to Cadence’s fiscal 2001 Consolidated Financial Statements for these items. However, as described in Note 2, the 2001 Consolidated Financial Statements were restated to correct certain classification errors. In order for the Consolidated Balance Sheet as of December 28, 2002 to be properly stated, Cadence has recorded the cumulative effect of $11.9 million for all years prior to fiscal 2002 to opening retained earnings for fiscal 2002 as follows:

				Years Prior
Income (Expense)	2001	2000	1999	to 1999

	(In thousands)
Investments	$(5,700)	$(4,964)	$(3,776)	$(3,472)
Deferred stock compensation	(933)	—	—	—
Revenue	(404)	(537)	—	—
Internally developed software	(94)	—	—	—
Tax effect of restatement adjustments	2,851	2,200	1,510	1,389

Total adjustments	$(4,280)	$(3,301)	$(2,266)	$(2,083)

      Restated fiscal 2002 Consolidated Financial Statements reflect the following adjustments as well as the related decrease to the provision for income taxes of approximately $2.3 million:

          Equity Investments

      Cadence reviewed equity investments made directly by Cadence or through its venture capital investment partnerships and determined that it had the ability to exercise significant influence over certain investee companies because Cadence held more than 20% of an entity’s voting shares. For certain investments in which Cadence held less than 20% of the voting shares, Cadence determined it had the ability to exercise significant influence because of its board representation, or commercial or technology relationships material to the investee company. Based on these facts, Cadence determined that the equity method of accounting should have been previously applied to certain investments rather than the cost method. Other income reflected in Cadence’s restated consolidated financial statements for fiscal 2002, before the effects of income taxes, has been increased by approximately $0.2 million for this item, other assets have decreased by $17.7 million and retained earnings has decreased by $17.9 million as of and for the year ended December 28, 2002.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

          Deferred Compensation

      Cadence determined that stock awards made to employees acquired in two business combinations were variable awards. Cadence had previously accounted for these employee stock-based awards as fixed awards. Cadence also determined that forfeitures relating to certain stock option awards were not accounted for in the correct periods. To correct these errors, Cadence reduced deferred stock compensation by $5.4 million, increased additional paid-in-capital by $2.8 million, increased goodwill by $0.8 million, increased stock-based compensation expense by $6.5 million and decreased retained earnings by $0.9 million, before the effects of income taxes, as of and for the year ended December 28, 2002.

          Revenue

      Cadence identified errors for a number of revenue transactions relating to recurring automated entries that resulted in revenue being recognized in excess of customer deposits and from a terminated license agreement that had not been appropriately removed from the system, resulting in a reduction of revenue for the year ended December 28, 2002, totaling approximately $5.1 million, an increase in deferred revenue of approximately $6.0 million and a decrease in retained earnings of $0.9 million, before the effects of income taxes, as of December 28, 2002.

          Internally Developed Software

      Cadence determined that it improperly capitalized certain costs related to internally developed software. The effect of this adjustment increased operating expenses by $2.5 million for the year ended December 28, 2002 and reduced property, plant and equipment, net by approximately $2.6 million and decreased retained earnings by $0.1 million, before the effects of income taxes, as of December 28, 2002.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

          Restated Financial Statements

      The following table outlines the effects of the restatement adjustments previously discussed and reclassifications that are discussed in Note 2, on Cadence’s Consolidated Statement of Operations for the fiscal year ended December 28, 2002:

	Year Ended December 28, 2002

	As Previously	Restatement		Reclassification		As Restated
	Reported	Adjustments		Adjustments		and Reclassified

	(In thousands, except per share amounts)
Revenue:
Product	$811,910	$(5,124	)(A)	$—		$806,786
Services	149,810	—		—		149,810
Maintenance	331,347	—		—		331,347

Total revenue	1,293,067	(5,124)		—		1,287,943

Costs and Expenses:
Cost of product	73,137	—		25,154	(F)	98,291
Cost of services	112,687	—		2,001	(F)	114,688
Cost of maintenance	64,221	—		868	(F)	65,089
Marketing and sales	399,601	2,547	(B)	—		402,148
Research and development	326,414	—		—		326,414
General and administrative	115,767	—		—		115,767
Amortization of acquired intangibles	81,775	—		(28,023	)(F)	53,752
Amortization of deferred stock compensation	37,504	6,505	(C)	—		44,009
Legal settlements	(261,090)	—		—		(261,090)
Restructuring and other charges	134,296	—		—		134,296
Write-off of acquired in-process technology	34,000	—		—		34,000

Total costs and expenses	1,118,312	9,052		—		1,127,364

Income from operations	174,755	(14,176)		—		160,579
Interest expense	(2,803)	—		—		(2,803)
Other income (loss), net	(13,986)	230	(D)	—		(13,756)

Income before provision for income taxes	157,966	(13,946)		—		144,020
Provision for income taxes	86,017	(2,336	)(E)	—		83,681

Net income	$71,949	$(11,610)		$—		$60,339

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

	Year Ended December 28, 2002

	As Previously	Restatement	Reclassification	As Restated
	Reported	Adjustments	Adjustments	and Reclassified

	(In thousands, except per share amounts)
Basic net income per share	$0.28			$0.23

	$0.27
Diluted net income per share				$0.23

	259,870			259,870
Weighted average common shares outstanding

Weighted average common and potential common shares outstanding — assuming dilution	267,500			267,500

      Notes:

(A) Revenue adjustments

(B)  Internally developed software adjustments
(C) Deferred compensation adjustments
(D) Equity investment adjustments
(E)  Tax effect of restatement adjustments
(F)  Reclassification of amortization of intangible assets

      The following table outlines the effect of the restatement adjustments and reclassifications on Cadence’s Consolidated Statement of Cash Flows for the fiscal year ended December 28, 2002:

	Year Ended December 28, 2002

		Impact of
	As Previously	Restatement
	Reported	Adjustments		As Restated

	(In thousands)
Net cash provided by operating activities	$350,200	$(2,547	)(G)	$347,653
Net cash used in investing activities	$(138,637)	$2,547	(G)	$(136,090)

      (G) Internally developed software adjustments

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table outlines the effect of the restatement adjustments and reclassifications on Cadence’s Consolidated Balance Sheet as of December 28, 2002:

	As of December 28, 2002

	As Previously	Restatement		Reclassification		As Restated and
	Reported	Adjustments		Adjustments		Reclassified

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$371,327	$—		$—		$371,327
Short-term investments	24,286	—		—		24,286
Receivables, net	313,968	—		—		313,968
Inventories	9,614	—		—		9,614
Prepaid expenses and other	39,448	—		—		39,448

Total current assets	758,643	—		—		758,643
Property, plant and equipment, net	434,491	(2,645	)(H)	—		431,846
Goodwill	—	829	(L)	663,197	(N)	664,026
Acquired intangibles, net	883,339	—		(664,136	)(N),(O)	219,203
Installment contract receivables, net	113,185	—		—		113,185
Other assets	248,603	(9,822	)(I),(J)	939	(O)	239,720

Total Assets	$2,438,261	$(11,638)		$—		$2,426,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of capital lease obligations	$1,609	$—		$—		$1,609
Accounts payable and accrued liabilities	297,399	(2,426	)(J)	—		294,973
Current portion of deferred revenue	212,882	6,063	(K)	(11,207	)(P)	207,738

Total current liabilities	511,890	3,637		(11,207)		504,320

Long-Term Liabilities:
Long-term portion of capital lease obligations	659	—		—		659
Long-term portion of deferred revenue	—	—		11,207	(P)	11,207
Long-term debt	52,000	—		—		52,000
Other long-term liabilities	214,407	—		—		214,407

Total long-term liabilities	267,066	—		11,207		278,273

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

	As of December 28, 2002

	As Previously	Restatement		Reclassification	As Restated and
	Reported	Adjustments		Adjustments	Reclassified

	(In thousands)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,100,380	2,787	(L)	—	1,103,167
Deferred stock compensation	(44,426)	5,478	(L)	—	(38,948)
Retained earnings	607,460	(23,540	)(M)	—	583,920
Accumulated other comprehensive income (loss)	(4,109)	—		—	(4,109)

Total stockholders’ equity	1,659,305	(15,275)		—	1,644,030

Total Liabilities and Stockholders’ Equity	$2,438,261	$(11,638)		$—	$2,426,623

      Notes:

          (H) Internally developed software adjustments

          (I)  Equity investment adjustments totaling $(17.7) million
          (J)  Tax effect of restatement adjustments totaling $7.9 million
          (K) Revenue adjustments
          (L)  Deferred compensation adjustments

(M)	Net impact of restatement adjustments on retained earnings. Of the total $(23.5) million reduction in retained earnings, $(11.9) million relates to fiscal periods before 2002, while the remaining $(11.6) million relates to the fiscal year ended December 28, 2002
          (N) Separate Goodwill from Acquired intangibles, net
          (O) Reclassify purchased software technology from Acquired intangibles, net to Other assets
          (P)  Reclassify long-term portion of deferred revenue from Current liabilities

NOTE 5. ACQUISITIONS

      For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.

          2003 Acquisitions

Verplex Systems, Inc.

      In August 2003, Cadence acquired Verplex Systems, Inc., or Verplex, a privately-held developer of verification technology. Cadence purchased Verplex to acquire key personnel and technology. The aggregate initial purchase price was $87.6 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved over a period of approximately three years following the acquisition.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table summarizes the preliminary allocation of the purchase price for Verplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,092
Property, plant and equipment	495
Other assets	387
Acquired intangibles:
Existing technology (five-year weighted-average useful life)	16,000
Backlog (three-year weighted-average useful life)	5,400
Patents (five-year weighted-average useful life)	4,400
In-process technology	2,000
Non-compete agreements (three-year weighted-average useful life)	1,700
Trademarks (five-year weighted-average useful life)	1,100
Goodwill	56,458

Total assets acquired	106,032

Current liabilities	9,074
Long-term liabilities	9,400

Total liabilities assumed	18,474

Net assets acquired	$87,558

      The $56.5 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

Distribution Rights of Innotech Corporation

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

      Cadence considered SFAS No. 141, “Business Combinations,” and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” in concluding that a business was acquired in this transaction. Cadence also determined that the modification to the distributor arrangement and the agreement to acquire a portion of Innotech’s business should be combined for the purposes of determining the total initial purchase price, as both of these agreements with Innotech were entered into concurrently.

      The aggregate purchase price of this acquisition was $78.7 million, which includes cash and acquisition costs. The estimated fair values of the assets acquired and liabilities assumed have been determined through established valuation techniques and included in Cadence’s Consolidated Financial Statements from the date of acquisition.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

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

Get2Chip.com, Inc.

      In April 2003, Cadence acquired Get2Chip.com, Inc., or Get2Chip, a privately-held developer of nanometer-scale synthesis technology. Cadence purchased Get2Chip to acquire key personnel and technology. The aggregate initial purchase price was $80.5 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings are achieved over a period of approximately three years following the acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Get2Chip and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$3,795
Property, plant and equipment	270
Other assets	95
Acquired intangibles:
Existing technology (six-year weighted-average useful life)	13,300
In-process technology	3,800
Patents (six-year weighted-average useful life)	2,600
Non-compete agreements (three-year weighted-average useful life)	2,100
Other intangibles (one-year weighted-average useful life)	400
Goodwill	58,665

Total assets acquired	85,025

Current liabilities	4,515

Total liabilities assumed	4,515

Net assets acquired	$80,510

      The $58.7 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

Celestry Design Technologies, Inc.

      In January 2003, Cadence acquired Celestry Design Technologies, Inc., or Celestry, a privately-held developer of silicon modeling products and full-chip circuit simulation technology. Cadence purchased

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

Celestry to acquire key personnel and technology. The aggregate initial purchase price was $65.7 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to bookings and product development are achieved over a period of approximately two years following the acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Celestry and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,253
Property, plant and equipment	871
Acquired intangibles:
Existing technology (four-year weighted-average useful life)	15,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Patents (four-year weighted-average useful life)	1,900
In-process technology	1,700
Trademarks (one-year weighted-average useful life)	700
Goodwill	40,592

Total assets acquired	84,416

Current liabilities	11,269
Other long-term liabilities	7,434

Total liabilities assumed	18,703

Net assets acquired	$65,713

      The $40.6 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

Other 2003 Acquisitions

      For the year ended January 3, 2004, Cadence also acquired two other companies for an initial aggregate purchase price of $18.9 million, which included the payment of cash and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue, product proliferation, product development and/or employee retention are achieved over a period of approximately three or four years following the acquisition.

      Goodwill of $9.6 million recorded in connection with these acquisitions was assigned to the Product segment and is not expected to be deductible for income tax purposes.

      Comparative pro forma financial information for acquisitions completed in 2003 has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

2003 Acquisition-Related Earnouts

      For the year ended January 3, 2004, Cadence paid $2.4 million in cash and recorded an additional 3.7 million shares valued at $57.7 million related to acquisition earnouts. Cadence recorded $52.3 million in additional goodwill consisting of $2.4 million in cash and $49.9 million representing 3.2 million shares. Cadence also recorded additional deferred stock compensation of $7.8 million representing 0.4 million shares for earnouts achieved during 2003. In addition, Cadence recorded $0.5 million in deferred stock compensation for estimated future earnouts. The additional goodwill and deferred stock compensation related to the achievement of certain performance goals related to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The goodwill is not expected to be deductible for income tax purposes.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

2002 Acquisitions

IBM TDA

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

      The following table summarizes the allocation of the purchase price of the TDA business and the estimated amortization period for the acquired intangibles:

(In thousands)
Property, plant and equipment, net	$448
Acquired intangibles:
In-process technology	6,600
Existing technology (five-year weighted-average useful life)	12,200
Patents (five-year weighted-average useful life)	2,100
Service agreements (five-year weighted-average useful life)	3,500
Goodwill	38,851
Other non-current assets	7,480

Total assets acquired	71,179
Current liabilities assumed	$1,184

Net assets acquired	$69,995

      The $38.9 million of goodwill was assigned to the Product segment. For tax purposes, $19.9 million of the goodwill is expected to be deductible.

Simplex Solutions, Inc.

      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., a publicly-traded company that provides software and services for the design and verification of ICs. The aggregate purchase price was $329.7 million, which included the issuance of approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of Cadence common stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day trading period including two trading days before and after June 3, 2002 as a result of a pricing collar in the merger agreement. The collar provided that if the 10-day average of Cadence’s common stock as of the second trading day prior to Simplex’s stockholders meeting fell below $19.47, then, for purposes of the exchange ratio, the Cadence stock price would be fixed at such threshold amount. June 3, 2002 was the first day on which the 10-day average fell below the threshold, which average continued to decline until Simplex’s stockholders meeting, and thus was the date the number of shares of Cadence common stock to be issued in the merger became fixed. Cadence purchased Simplex to acquire key personnel and technology.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table summarizes the allocation of the purchase price for Simplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$57,589
Property, plant and equipment, net	5,645
Acquired intangibles:
In-process technology	27,400
Existing technology (four-year weighted-average useful life)	13,900
Employee agreements (three-year weighted-average useful life)	7,500
Patents (four-year weighted-average useful life)	4,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Order backlog, trademarks and other assets (one-year weighted-average useful life)	5,273
Goodwill	225,214
Other non-current assets	3,074

Total assets acquired	$354,995

Current liabilities	$11,155
Other non-current liabilities	14,162

Total liabilities assumed	25,317

Net assets acquired	$329,678

      The $225.2 million of goodwill was assigned to the Product and Services segments in the amounts of $115.1 million and $110.1 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

Other 2002 Acquisitions

      For the year ended December 28, 2002, Cadence also acquired: (i) four companies; (ii) substantially all of the assets of one company; and (iii) the assets of one division of another company. The initial aggregate purchase price for these acquisitions was $61.6 million, of which $33.5 million was cash and the remainder related to the issuance of shares of Cadence common stock with a fair value of $28.1 million. Certain of these acquisitions also include contingent earnouts for which the amounts earned have not yet been determined.

      Goodwill recognized in these transactions was $39.3 million, all of which was assigned to the Product segment. Of the total goodwill, $8.5 million is expected to be deductible for tax purposes.

      Comparative pro forma financial information for all 2002 acquisitions has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

2002 Acquisition-Related Earnouts

      For the year ended December 28, 2002, Cadence recorded an additional 12.8 million shares, valued at $204.7 million related to acquisition earnouts. Cadence recorded $181.2 million in additional goodwill representing 11.3 million shares. Cadence also recorded additional deferred stock compensation of $23.5 million representing 1.5 million shares for earnouts achieved during 2002. In addition, Cadence recorded $4.6 million in deferred stock compensation for estimated future earnouts. The additional goodwill and deferred stock compensation related to the achievement of certain performance goals related to one or more of the following criteria: bookings, product proliferation, product development and employee retention resulting from acquisitions. The goodwill is not expected to be deductible for income tax purposes.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

2001 Acquisition

      In December 2001, Cadence acquired Silicon Perspective Corporation, or SPC, a privately-held design technology firm, for approximately 5.4 million shares of Cadence common stock, valued at $129.4 million, 0.8 million shares of stock issuable upon the exercise of assumed options with a fair value of $2.0 million, and acquisition costs of $3.3 million, for a total initial purchase price of $134.7 million. In addition, Cadence recorded $27.4 million in deferred stock compensation representing 1.4 million shares of Cadence common stock to be issued to former SPC employee shareholders.

Write-off of Acquired In-Process Technology

      Acquired in-process technology charges represent in-process technology that had not reached technological feasibility at the time of acquisition and had no probable alternative future use.

      For acquisitions completed during 2003, 2002 and 2001 the purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Consolidated Statements of Operations.

      Described below are the write-offs of acquired in-process technology charges in 2003, 2002 and 2001.

	2003	2002	2001

	(In thousands)
Get2Chip	$3,800	$—	$—
Verplex	2,000	—	—
Celestry	1,700	—	—
Simplex	—	27,400	—
IBM	—	6,600	—
CadMOS	—	—	12,100
SPC	—	—	8,600
Other	—	—	1,000

Total in-process technology	$7,500	$34,000	$21,700

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES

          Goodwill

      The changes in the carrying amount of goodwill for the years ended December 28, 2002 and January 3, 2004 are as follows:

	Product	Services
	Segment	Segment	Total

	(In thousands)
Balance as of December 29, 2001.	$166,933	$11,827	$178,760
Goodwill resulting from acquisitions during the year	196,562	110,355	306,917
Additions due to contingent earnout	170,750	6,855	177,605
Other	446	298	744

Balance as of December 28, 2002.	$534,691	$129,335	$664,026
Goodwill resulting from acquisitions during the year	208,657	—	208,657
Additions due to contingent earnout	51,006	1,315	52,321
Other	(1,698)	(509)	(2,207)

Balance as of January 3, 2004.	$792,656	$130,141	$922,797

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      During the year ended January 3, 2004, Cadence recorded other adjustments of $2.2 million in the carrying amount of goodwill primarily as a result of an $8.9 million reduction from previous estimates to contingent earnout relating to acquisitions offset by adjustments to the initial purchase price relating to certain acquisitions made during 2003 totaling $6.7 million.

      During 2001, Cadence recorded a charge of $25.8 million related to the impairment of goodwill and acquired intangibles associated with the acquisition of Diablo Research Company LLC, or Diablo. This impairment was due to the decline in business conditions generally and the wireless communications industry in particular. The impairment was calculated as the difference between the carrying value of the intangible assets associated with Diablo’s acquisition and the fair value of those assets.

          Acquired Intangibles, net

      Acquired intangibles with finite lives as of January 3, 2004 and December 28, 2002 are classified as follows:

	As of January 3, 2004			As of December 28, 2002

			Weighted			Weighted
			Average			Average
	Gross		Remaining	Gross		Remaining
	Carrying	Accumulated	Useful	Carrying	Accumulated	Useful
	Amount	Amortization	Life	Amount	Amortization	Life

	(In thousands)			(In thousands)
Existing technology	$514,391	$(345,325)	3.0 Years	$453,261	$(258,185)	2.9 Years
Agreements and relationships	41,046	(12,139)	4.9 Years	23,500	(4,170)	3.2 Years
Distribution rights	30,100	(1,505)	9.3 Years	—	—	—
Tradenames/trademarks/patents	5,634	(1,758)	3.3 Years	3,300	(547)	3.3 Years
Other	14,466	(7,402)	2.6 Years	6,869	(4,825)	1.5 Years

Total acquired intangibles	$605,637	$(368,129)	3.9 Years	$486,930	$(267,727)	2.9 Years

Aggregate amortization expense for the fiscal years (in thousands):
2003.	$100,402
2002.	81,092
2001.	54,797
Estimated amortization expense for the fiscal years (in thousands):
2004.	$88,719
2005.	63,848
2006.	34,034
2007.	22,219
2008.	10,115
Thereafter	18,573

Total estimated amortization expense	$237,508

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

NOTE 7. FINANCIAL INSTRUMENTS

          Investments

      The following tables summarize Cadence’s investment activities as of January 3, 2004 and December 28, 2002 (restated):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
January 3, 2004

	(In thousands)
Time Deposits	$277	$—	$—	$277
Marketable Securities — available-for-sale	13,848	20,533	760	33,621
Non-Marketable Securities	53,282	—	—	53,282

Total	$67,407	$20,533	$760	$87,180

Reported as:
Short-term investments				$33,898
Long-term investments in Other assets				53,282

Total				$87,180

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 28, 2002 (restated)

	(In thousands)
Time Deposits	$238	$—	$—	$238
Marketable Securities — available-for-sale	13,848	11,577	1,377	24,048
Non-Marketable Securities	29,111	—	—	29,111

Total	$43,197	$11,577	$1,377	$53,397

Reported as:
Short-term investments				$24,286
Long-term investments in Other assets				29,111

Total				$53,397

          Marketable Securities

      There were no net recognized gains or losses on marketable securities during the year ended January 3, 2004. Net recognized gains on marketable securities were $9.2 million for the year ended December 28, 2002 and $17.7 million for the year ended December 29, 2001.

          Non-Marketable Securities

      Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities which are included in Other assets in the Consolidated Balance Sheets. There were no realized gains or losses on the sale of non-marketable investments during the year ended January 3, 2004. Cadence recorded investment gains of $15.7 million during the year ended December 28, 2002. There were no realized gains or losses on the sale of non-marketable investments during the year ended December 29, 2001. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in its Consolidated Statements of Operations.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table illustrates the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos:

		Restated
	2003	2002

	(In thousands)
Non-Marketable Securities — Application of Cost Method	$34,756	$21,234
Non-Marketable Securities — Application of Equity Method	18,526	7,877

Total	$53,282	$29,111

          Cost Method Investments

      Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $4.8 million during the year ended January 3, 2004, $14.1 million during the year ended December 28, 2002 and $6.0 million during the year ended December 29, 2001.

          Equity Method Investments

      During 2003 and 2002, Cadence’s voting interest ranged from approximately 10% to 25% of the following privately-held companies: CoWare, Inc., Neolinear, Inc., Fyre Storm, Inc., Ammocore Technology, Inc., Theta Microelectronics, Inc., Hierarchical Design, Inc., iReady Corporation and Coventor, Inc.

      The following table presents (unaudited) summary financial data of our equity method investments:

Total

(In thousands)
As of January 3, 2004:
Current assets	$55,293
Non-current assets	13,100
Current liabilities	38,039
Non-current liabilities	1,996
Redeemable preferred stock	92,933
Stockholders’ deficit	64,575
For the 12-months ended January 3, 2004:
Net sales	$31,982
Costs and expenses	(82,321)
Operating loss	(50,339)
Net loss	(50,891)

      In accordance with the equity method of accounting, Cadence records its proportional share of the investee gains or losses in Other income (loss). Cadence’s proportional share of net losses were $10.9 million in 2003, $9.4 million in 2002 and $1.2 million in 2001. Cadence’s proportional share of net losses for 2001 does not include losses for equity investments in connection with the restatement described in Note 4. As of January 3, 2004, the difference between the carrying value of Cadence’s investment in the investee and Cadence’s share of the underlying net assets of the investee are immaterial.

NOTE 8. CONVERTIBLE NOTES

      In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $408.5 mil-

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

lion after transaction fees of approximately $11.5 million that have been recorded in other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The Notes were issued by Cadence at par and bear no interest. The Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require Cadence to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain restrictive financial covenants.

      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of Cadence common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of Cadence’s common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As this fourth conversion feature is linked to the trading price of the Notes, which are traded in an observable market that differs from the one in which Cadence’s common stock is traded, the conversion feature meets the definition of a derivative that must be accounted for separately at fair value. The fair value of this conversion feature was not material at inception of the Notes or at January 3, 2004.

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

      Cadence has agreed to file a shelf registration statement with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes with the SEC within 90 days from the initial issuance of the Notes. In the event Cadence does not file a shelf registration statement with the SEC within such time or the shelf registration statement is not declared effective by the SEC within 180 days from the initial issuance of the Notes or, after effectiveness, Cadence suspends its use beyond certain permitted periods, Cadence is obligated to pay liquidated damages to the holders of the Notes. In November 2003, Cadence filed with the SEC a resale registration statement with respect to the Notes. This registration statement was not declared effective by the SEC within the 180-day period, and has not yet been declared effective as of the date of the filing of this Annual Report on Form 10-K. As a result, on February 12, 2004, Cadence began to incur liquidated damages at a penalty rate of approximately $2,900 per day for the first 90 days, accruing daily. After the first 90 days, the penalty rate doubles until it ceases to accrue upon the date the registration statement becomes effective or is no longer suspended from use. As of the date of filing this Annual Report on Form 10-K, the registration statement had not become effective.

      Concurrently with the issuance of the Notes, Cadence entered into convertible notes hedge transactions with JP Morgan Chase Bank whereby Cadence has the option to purchase up to 26.8 million shares of Cadence’s common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to Cadence was approximately $134.6 million.

      In addition, Cadence sold warrants to JP Morgan Chase Bank for the purchase of up to 26.8 million shares of Cadence’s common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. Cadence received approximately $56.4 million in cash proceeds for the sales of these warrants.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The costs incurred in connection with the convertible notes hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in common stock and capital in excess of par in the accompanying Consolidated Balance Sheet as of January 3, 2004, in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity.

      Prior to conversion, the Notes have no impact on the calculation of basic or dilutive earnings per share, or EPS, unless the price of Cadence’s common stock reaches $22.69, or the contingent conversion price, during certain quarterly conversion periods until August 2018, and then at any time thereafter until maturity or earlier redemption or repurchase. For any quarterly conversion period through August 2018 or any time after August 2018 in which the price of Cadence’s common stock reaches the contingent conversion price, Cadence will use the “as if converted” method to calculate the effect on diluted EPS, which will have the effect of increasing the number of outstanding shares by 26.8 million.

      Because Cadence entered into the Notes hedge transactions and the sale of the warrants, upon conversion of the Notes there is no impact on basic or dilutive EPS, except as described above under the “as if converted” method, unless the price of Cadence’s common stock exceeds the warrant strike price of $23.08 per share. Up to $23.08 per share, in connection with any conversion, the operation of the Notes hedge transactions and sale of the warrants would effectively result in no impact on basic or dilutive EPS. In the event Cadence’s common stock exceeds $23.08 per share, for the first $1.00 the price exceeds $23.08, there would be dilution of approximately 1.1 million shares and the impact on the calculation of EPS will vary depending on when during the quarter the $23.08 per share price is reached. As this share price continues to increase, dilution would continue to occur but at a declining rate. If these transactions settle in Cadence’s favor, Cadence could be exposed to credit risk related to the other party to the transactions.

      Subsequent to the issuance of the Notes, Cadence terminated its senior credit facilities.

NOTE 9. CREDIT FACILITIES

      Cadence was party to two syndicated, senior unsecured credit facilities, referred to as the Credit Facilities. The first Credit Facility was a $187.5 million, three-year revolving credit facility. The other Credit Facility was a $187.5 million 364-day revolving credit facility.

      At December 28, 2002, Cadence was in compliance with the covenants in the Credit Facilities and had outstanding borrowings of $52.0 million.

      Subsequent to the issuance of the Convertible Notes, Cadence terminated the Credit Facilities.

NOTE 10. LEASE COMMITMENTS

      Equipment and facilities are leased under various capital and operating leases expiring at various dates through the year 2025. Certain of these leases contain renewal options. Rental expense was $23.3 million for 2003, $23.3 million for 2002 and $25.6 million for 2001.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      At January 3, 2004, future minimum lease payments under non-cancelable capital and operating leases and the present value of the capital lease payments were as follows:

				Net
	Capital	Operating	Sub-lease	Operating
	Leases	Leases	Income	Leases

	(In thousands)
For the fiscal years:
2004	$399	$35,297	$2,313	$32,984
2005	61	24,634	1,851	22,783
2006	1	19,223	1,698	17,525
2007	—	16,906	1,645	15,261
2008	—	14,721	1,481	13,240
2009 and after	—	46,585	1,200	45,385

Total lease payments	461	$157,366	$10,188	$147,178

Less: Amount representing interest (average interest rate of 3.08%)	12

Present value of lease payments	449
Less: Current portion	388

Long-term portion	$61

      Of the $147.2 million in net operating lease payments, $23.2 million was accrued in restructuring expense prior to January 3, 2004 and will be charged against the restructuring accrual as paid.

      The cost of equipment under capital leases included in the Consolidated Balance Sheets as property, plant and equipment was $6.6 million at January 3, 2004 and $6.3 million at December 28, 2002. Accumulated amortization of the leased equipment was $6.2 million at January 3, 2004 and $4.7 million at December 28, 2002.

NOTE 11. CONTINGENCIES

Legal Proceedings

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, Cadence accrues a liability for the estimated loss at the low end of the range. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation and may revise estimates.

      While the outcome of any disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on Cadence’s consolidated financial position or results of operations.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

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

NOTE 12. STOCKHOLDERS’ EQUITY

Net Income per Share

      Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

      The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations for the fiscal years 2003, 2002 and 2001:

		Restated
	2003	2002	2001

	(In thousands)
Weighted average common shares used to calculate basic net income (loss) per share	266,794	259,870	245,839
Options	—	6,446	11,001
Puts	—	132	576
Warrants and other potential common shares	—	1,052	244

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	266,794	267,500	257,660

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table presents the potential common shares outstanding during the fiscal years 2003, 2002 and 2001, which were not included in the computation of diluted net income (loss) per share because their effect would be antidilutive:

		Restated
	2003	2002	2001

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2013)	68,349	34,724	10,134
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	—	—
Potential common shares in connection with convertible notes (through 2018)	26,837	—	—
Puts (expired in 2002)	—	463	2,898
Restricted stock awards	2,161	—	—

Total potential common shares outstanding	124,176	35,187	13,032

Stock Compensation Plans

          Stock Option Plans

      Cadence’s 2000 Non-Statutory Equity Incentive Plan, referred to as the 2000 Plan, provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to its employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000 shares. Options granted under the 2000 Plan have an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to the initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter. Options under the 2000 Plan generally expire ten years from the date of grant.

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

      Cadence’s 1993 Non-Statutory Stock Option Plan, referred to as the 1993 Non-Statutory Plan, provides for the issuance of non-qualified options and incentive stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence’s common stock to purchase up to 24,750,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the 1993 Non-Statutory Plan generally become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments. Options under the 1993 Non-Statutory Plan generally expire ten years from the date of grant. Awards of incentive stock granted under the 1993 Non-Statutory Stock Option Plan vest at times and installments approved by the Board of Directors, on the basis of continued employment, passage of time and/or performance criteria.

      Cadence’s 1987 Employee Stock Option Plan, referred to as the 1987 Plan, provides for the issuance of either incentive or non-qualified options to purchase up to 71,370,100 shares of common stock at an exercise

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

price not less than fair market value of the stock on the date of grant. Options granted under the 1987 Plan become exercisable over periods of up to five years and generally expire five to ten years from the date of grant.

      Under the 1995 and 1993 Directors’ Stock Option Plans, referred to as the Directors’ Plans, Cadence may grant non-qualified options to its non-employee directors for up to 3,032,502 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors’ Plans have terms of up to ten years. Certain of the option grants vest one year from the date of grant, and other option grants vest one-third on the date which is one year from the date of grant and two-thirds ratably over the subsequent two years.

      Cadence has assumed certain options granted to employees of acquired companies, referred to as Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered under the terms of the respective original plan of the acquired entity. All of the Acquired Options have been adjusted to effectuate the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. The Acquired Options generally become exercisable over a four or five year period and generally expire between five and ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

      A summary of the status of all of Cadence’s stock option plans as of and during the years ended January 3, 2004, December 28, 2002, and December 29, 2001 is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	67,169,149	$16.15	56,134,826	$16.79	50,000,159	$15.53
Assumption of acquired companies options	4,549,937	$1.88	4,794,969	$11.18	1,250,896	$1.10
Granted	14,635,944	$11.23	17,176,268	$14.80	14,831,575	$20.33
Exercised	(6,808,359)	$7.63	(4,161,398)	$10.19	(5,959,943)	$11.48
Forfeited	(11,197,629)	$16.90	(6,775,516)	$18.89	(3,997,861)	$19.86

Outstanding at end of year	68,349,042	$14.87	67,169,149	$16.15	56,124,826	$16.79

Options exercisable at year end	39,696,811		34,396,212		25,189,585
Options available for future grant	31,431,031		37,110,077		27,833,386
Weighted average fair value of options granted during the year	$5.99		$8.07		$11.49

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

     A summary of the status of all of Cadence’s stock option plans at January 3, 2004 follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average
Range of	Number	Remaining	Weighted	Number	Weighted
Exercise	Outstanding	Contractual	Average	Exercisable	Average
Prices	At 1/3/2004	Life	Exercise Price	At 1/3/2004	Exercise Price

$ 0.02 - $ 5.00	2,993,009	7.56	$1.40	1,454,515	$1.02
$ 5.01 - $10.00	7,944,967	6.90	$8.16	3,871,171	$7.11
$10.01 - $15.00	29,036,686	7.53	$12.66	13,256,845	$13.15
$15.01 - $20.00	13,543,717	6.44	$17.73	9,933,779	$17.88
$20.01 - $25.00	12,287,607	6.88	$22.15	8,961,808	$22.22
$25.01 - $30.00	2,312,250	5.95	$25.77	1,995,564	$25.83
$30.01 - $35.00	200,806	4.59	$33.67	193,129	$33.65
$35.01 - $35.06	30,000	4.27	$35.06	30,000	$35.06

Total	68,349,042	7.06	$14.87	39,696,811	$16.10

Stock Repurchase Plan

      On August 1, 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Under this program, Cadence spent $213.8 million to repurchase 17.4 million shares during the year ended January 3, 2004. As of January 3, 2004, the remaining repurchase authorization under this program totaled $217.0 million.

Employee Stock Purchase Plans

      On July 1, 2001, Cadence adopted two employee stock purchase plans to allow employees of Tality, the former name of Cadence’s design services subsidiary, to participate in Cadence’s employee stock purchase program. The two plans included the 2001 Employee Stock Purchase Plan, which was a qualified employee stock purchase plan under the Internal Revenue Code terminated in January 2003, and the 2001 Non-Qualified Employee Stock Purchase Plan, referred to the 2001 Non-Qualified ESPP, which is an employee stock purchase plan not qualified under the Internal Revenue Code and primarily used for Tality employees located outside the United States. Tality, now Cadence Design Foundry, employees, including officers and employee directors of Tality, but excluding 5% or greater stockholders, are eligible to participate if they are regular employees who work 20 hours or more per week. Under Cadence’s 2001 Non-Qualified ESPP, eligible employees, which are generally Cadence’s non-U.S. Design Foundry employees, may purchase shares of Cadence common stock during offering periods (not to exceed 27 months) and on purchase dates as determined by the Board. The purchase price of such shares is equal to 85% of the lower of the fair market value of Cadence common stock on (i) the first day of the offering period, or (ii) the last day of the applicable purchase period. The total shares authorized under the 2001 Non-Qualified ESPP are 750,000 and as of the end of fiscal year 2003, 588,298 shares remained available for issuance.

      In November 1998, the Board of Directors adopted, and the stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, which amended and restated the 1990 Employee Stock Purchase Plan, referred to as the Employee Plan. Subsequent amendments approved by the Board of Directors and stockholders increased the number of shares of common stock authorized for issuance under the Employee Plan to 29,500,000 shares. On October 29, 2003, the Board approved amendments to the Employee Plan to increase the number of shares of common stock authorized for issuance under the Employee Plan by 9,000,000 shares for a total of 38,500,000 shares, subject to stockholder approval at the 2004 Annual Meeting of Stockholders.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      Under the terms of the Employee Plan, employees can choose to have up to 12% of their annual base earnings plus bonuses withheld to purchase Cadence common stock. The purchase price of the stock is 85% of the lower of the fair market value of Cadence common stock as of the (i) first day of the offering period or (ii) last day of the applicable purchase period. The offering periods provide for concurrent 24 month offering periods with a new 24 month offering period starting every six months. Each offering period will be divided into four consecutive six-month purchase periods.

      The following table presents the common shares issued under Cadence’s employee stock purchase plans:

	2003	2002	2001

Cadence shares issued under the employee stock purchase plans (in thousands)	4,137	2,549	3,026
Weighted average purchase price	$8.38	$13.68	$10.64

Weighted average fair value	$11.72	$16.57	$25.95

Reserved for Future Issuance

      At January 3, 2004, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares

Employee equity incentive plans*	97,382,073
Shares reserved for convertible notes conversion	26,837,061
Warrants	26,829,180
ESPPs**	13,282,062
Directors stock option plans	2,398,000
Shares reserved for acquisition consideration	780,000

Total	167,508,376

*	Includes both shares reserved for (i) issuance upon exercise of future option grants and (ii) outstanding but unexercised options to purchase common stock.

**	Includes 9.0 million shares reserved for issuance by the Board of Directors subject to stockholder approval.

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

Deferred Stock Compensation

      In 2003, Cadence recorded deferred stock compensation resulting from Cadence’s acquisition of CadMOS, Silicon Perspective Corporation, or SPC, Plato Design Systems Incorporated, or Plato, Simplex,

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

Celestry, Get2Chip, Verplex and QDA, Inc. Deferred stock compensation resulting from these acquisitions represents the intrinsic value of the stock option grants to employees of the acquired companies multiplied by the percentage of the remaining vesting period divided by the total vesting period. Cadence considers certain stock awards to employees of SPC and Plato to be variable awards. Accordingly, compensation cost is adjusted each period for increases or decreases in the intrinsic value of the shares until the final measurement date.

Restricted Stock

      During 2003, Cadence issued 1,681,000 shares of restricted stock to certain key employees. The restrictions on the restricted stock awards granted to key employees lapse over a period of 36 months. The fair value of the restricted stock awards granted was $25.7 million. The fair value of the restricted stock awards was recorded as a component of deferred stock compensation and is amortized to stock-based compensation expense as the restrictions lapse.

      Cadence’s SPC Plan provides for the issuance of restricted shares of Cadence common stock to former employees of SPC, who are now Cadence employees, upon the satisfaction of certain performance-based criteria as payment of additional purchase consideration in connection with Cadence’s acquisition of SPC. Restricted shares were first issued under the SPC Plan in February 2003 and 50% of such issued shares vested immediately. The remaining 50% vested in 12 equal monthly installments beginning in January 2003 and were fully vested on December 31, 2003. The second issue date was in March 2004, and such issued shares were fully vested as of December 31, 2003. An aggregate of 1.6 million shares were issued under the SPC Plan.

      Additions to deferred compensation included in the accompanying Statements of Stockholders’ Equity consists of the following for the years ended January 3, 2004 and December 28, 2002:

	Years Ended

		Restated
	January 3,	December 28,
	2004	2002

	(In thousands)
Restricted stock grants	$25,728	$—
Restricted stock from acquisitions	28,074	39,689
Forfeitures	(7,062)	(10,908)

Deferred stock compensation, net of forfeitures	$46,740	$28,781

      For fixed awards Cadence amortizes deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally up to four years. For variable awards stock-based compensation expense is recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the year ended January 3, 2004, December 28, 2002 and December 29, 2001 Cadence recorded deferred compensation expense of $41.1 million, $44.0 million and $17.9 million, respectively.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

NOTE 13. INCOME TAXES

      The provision for income taxes consisted of the following components:

		Restated	Restated
	2003	2002	2001

	(In thousands)
Current:
Federal	$34,843	$51,994	$73,799
State	1,129	10,082	21,472
Foreign	11,077	45,762	18,777

Total current	47,049	107,838	114,048

Deferred:
Federal	(54,095)	(37,650)	(2,614)
State	(4,198)	12,053	(1,472)
Foreign	(1,755)	1,440	(9,101)

Total deferred	(60,048)	(24,157)	(13,187)

Total provision (benefit) for income taxes	$(12,999)	$83,681	$100,861

      Income before provision for income taxes included income from Cadence’s foreign subsidiaries of approximately $39.3 million for 2003, $106.3 million for 2002 and $139.2 million for 2001.

      The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 35% to income before provision for income taxes as follows:

		Restated	Restated
	2003	2002	2001

	(In thousands)
Provision computed at federal statutory rate	$(10,698)	$50,407	$84,752
State income tax, net of federal tax effect	(1,995)	14,764	13,000
Amortization of acquired intangibles	(1,440)	—	3,455
Stock compensation	5,430	6,358	1,438
Write-off of in-process technology	2,625	9,590	7,595
Research and development tax credit	(2,099)	(2,837)	(2,361)
Foreign income tax at a higher (lower) rate	(4,547)	13,254	(13,005)
Change in valuation allowance	—	(9,156)	3,224
Sale of foreign subsidiary	(1,799)	—	—
Non-deductible meals and entertainment	754	729	742
Other	770	572	2,021

Provision (benefit) for income taxes	$(12,999)	$83,681	$100,861

Effective tax rate	42.5%	58.1%	41.7%

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The components of deferred tax assets and liabilities consisted of the following:

		Restated
	2003	2002

	(In thousands)
Deferred Tax Assets:
Intangibles	$55,535	$69,140
Accruals and reserves	18,277	24,089
Allowance for doubtful accounts	11,044	6,390
Tax credits	4,073	7,392
Stock compensation	6,253	6,236
Net operating losses	8,135	3,377
Compensation expense	17,762	13,675
Depreciation and amortization	21,564	16,814
Accrued restructure	14,276	2,961
Investments	24,475	12,207

Total deferred tax assets	181,394	162,281
Valuation allowance — provision for income taxes	—	—
Valuation allowance — equity	—	(5,808)

Net deferred tax assets	181,394	156,473

Deferred Tax Liabilities:
Intangibles	(80,979)	(74,018)
Unrealized gains on investments	(7,908)	(4,080)
Other	(3,034)	(11,245)

Total deferred tax liabilities	(91,921)	(89,343)

Total net deferred tax assets	$89,473	$67,130

      Cadence provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. At January 3, 2004, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $450 million. At January 3, 2004, the unrecognized deferred tax liability for these earnings was approximately $80 million.

      As of January 3, 2004, Cadence had total net deferred tax assets of approximately $89.5 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

      The valuation allowance for equity decreased by $5.8 million in 2003 due to Cadence projecting sufficient taxable income including the deduction of stock option deductions to utilize certain net operating losses and research and development tax credits in the future.

      As of January 3, 2004, Cadence has federal and California net operating loss carryforwards of approximately $19.1 million and $25.1 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2004 through 2023. The California net operating loss carryforwards will expire at various dates from 2004 through 2013.

      As of January 3, 2004, Cadence has federal research and experimental tax credits of approximately $2.7 million available to reduce future income taxes, which will expire, if not utilized, at various dates from the

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

year 2012 through 2023. Cadence also has California research and experimental tax credits of $1.4 million, net of federal benefit, which do not expire and carry forward indefinitely until utilized.

      The IRS and other tax authorities regularly examine Cadence’s income tax returns. The IRS recently completed its field examination of Cadence’s federal income tax returns for the fiscal years ended 1997 through 1999 and has issued a Revenue Agent’s Report, referred to as the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjusts quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and Cadence has protested certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments. Cadence intends to challenge these proposed adjustments vigorously.

      Significant judgment is required in determining Cadence’s provision for income taxes. In determining the adequacy of Cadence’s provision for income taxes, Cadence has assessed the likelihood of adverse outcomes resulting from these examinations, including the current IRS assessments. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, Cadence cannot be assured that such amount will not be materially different than that which is reflected in Cadence’s historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the period or periods recorded.

NOTE 14. EMPLOYEE AND DIRECTOR BENEFIT PLANS

      Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its U.S. employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $5.8 million for 2003, $10.4 million for 2002 and $10.5 million for 2001.

      As part of its overall investment strategy, Cadence invests in Telos. Cadence and the Cadence 1996 Deferred Compensation Venture Investment Plan, or the 1996 Plan, are the sole limited partners of Telos I. Directors may elect to defer compensation payable to them under Cadence’s 1996 Deferred Compensation Venture Investment Plan and 2002 Deferred Compensation Venture Investment Plan. Compensation deferred under the plans is invested in Telos. The Telos general partner recommends investments by Telos, which investments are subject to the approval of the advisory committee, comprised of Cadence’s Chief Executive Officer and Cadence’s Chairman of the Board of Directors.

      Executive Officers and Directors may also elect to defer compensation payable to them, including income realized upon the exercise of non-qualified stock options, under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds, employee self-directed accounts or money market accounts.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

NOTE 15. STATEMENT OF CASH FLOWS

      The supplemental cash flow information for 2003, 2002 and 2001 is as follows:

		Restated	Restated
	2003	2002	2001

	(In thousands)
Cash Paid During the Year for:
Interest	$917	$1,322	$2,344

Income taxes (including foreign withholding tax)	$20,934	$2,969	$18,267

Non-Cash Investing and Financing Activities:
Common and treasury stock issued for acquisitions	$70,577	$522,952	$259,222

Repurchase of common stock	$—	$3,374	$—

Transfer of Non-Qualified Deferred Compensation investment to Cadence	$—	$—	$3,908

NOTE 16. LEGAL SETTLEMENTS

Mentor Graphics Settlement

      In September 2003, Cadence entered into a settlement with Mentor Graphics Corporation, pursuant to which Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies and such affiliated parties relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. Mentor also paid Cadence $18.0 million in cash as part of the settlement. Net of related legal costs, Cadence recorded $14.5 million during the year ended January 3, 2004, for the settlement.

Avant! Civil Settlement

      In November 2002, Cadence announced the settlement of civil litigation filed against Avant! seeking damages related to theft of Cadence intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to Cadence of $265.0 million, which was received in the fourth quarter of 2002.

Avant! Criminal Restitution

      In July 2001, Avant! was ordered to pay Cadence $195.4 million in criminal restitution after Avant! entered a plea of no contest and was found guilty by the Superior Court of the State of California of conspiracy to take and use Cadence’s trade secrets. This conspiracy included the theft by Avant! and certain individuals of Cadence intellectual property, including software code, as well as other trade secrets. As of December 29, 2001, approximately $196.0 million, consisting of all of the restitution award plus interest was received.

NOTE 17. RESTRUCTURING AND OTHER CHARGES

      Cadence initiated separate plans of restructuring in each of the past three years, in an effort to improve its revenue per employee, reduce operating expenses and improve operating margins and cash flows.

      The first of these plans of restructuring, which was announced in 2001, or the 2001 Restructuring, was intended to reduce costs by eliminating excess personnel and consolidating facilities and resources. The

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

restructuring activities were in response to the severe economic downturn in the electronics industry. The restructuring was primarily aimed at reducing excess personnel and capacity costs within the design services portion of Cadence’s business (formerly Tality) throughout the world. The 2001 Restructuring was substantially completed within 12 months after Cadence’s commitment to the plan, except for remaining facilities-related charges from facilities vacated pursuant to the plan.

      During 2002 Cadence commenced a new plan of restructuring, or the 2002 Restructuring, intended to further reduce costs by eliminating excess personnel and consolidating facilities and resources due to the continued economic downturn in the electronics industry, to align the cost structure of Cadence’s design services business with its expected revenues. The 2002 Restructuring costs resulted from involuntary terminations, the abandonment of long-lived assets and vacated facilities. These costs primarily related to Cadence’s design services business and certain other business/infrastructure groups.

      Cadence accounted for all restructuring charges incurred through 2002 in accordance with SEC Staff Accounting Bulletin No. 100 and EITF No. 94-3. All 2002 and 2003 asset impairments or abandonments were accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, while 2001 asset abandonments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

      In 2003, Cadence announced an additional plan of restructuring, or the 2003 Restructuring, intended to reduce costs and realize efficiencies by eliminating excess personnel and consolidating facilities and resources throughout the company to align Cadence’s cost structure with expected revenues. The facilities and asset-related portions of this restructuring were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”

      Closure and space reduction costs included in restructuring were comprised of payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the: (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

      Since 2001, Cadence has recorded facilities consolidation charges related to space reductions or closures of 32 sites, of $83.0 million. As of January 3, 2004, 22 of these sites had been vacated and space reductions occurred at the remaining ten sites.

      As of January 3, 2004, Cadence has accrued the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001, which is estimated to be $23.2 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. As of January 3, 2004, Cadence has estimated that the high end of the lease loss range could be as much as $47.8 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      Restructuring and other charges incurred by plan of restructuring for fiscal years 2003, 2002 and 2001 are as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Other	Total

	(In thousands)
2003:
2003 Plan	$25,746	$25,693	$10,905	$—	$62,344
2002 Plan	833	362	1,543	—	2,738
2001 Plan	—	—	1,754	—	1,754

Total 2003 Charges	26,579	26,055	14,202	—	66,836
2002 (Restated):
2002 Plan	52,152	34,167	32,376	1,084	119,779
2001 Plan	—	—	14,517	—	14,517

Total 2002 Charges	52,152	34,167	46,893	1,084	134,296
2001 (Restated):
2001 Plan	21,647	16,616	21,856	1,500	61,619

Total 2001 Charges	$21,647	$16,616	$21,856	$1,500	$61,619

      Total restructuring and other costs accrued as of January 3, 2004 were $59.6 million, consisting of $24.8 million in Accounts payable and accrued liabilities and $34.8 million in Other long-term liabilities in the Consolidated Balance Sheets.

      The components of the 2003 and 2002 charges to each plan of restructuring are discussed below.

          2003 Restructuring

      The 2003 Restructuring will result in the termination of employment for approximately 635 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to January 3, 2004, with all termination benefits expected to be paid by January 1, 2005.

      Of the $25.7 million of asset-related costs incurred in conjunction with the 2003 Restructuring, $11.2 million was directly related to restructuring and $14.5 million was for other charges. The $11.2 million of asset-related restructuring charges primarily related to a fee owed to a government agency due to a reduction in headcount at a foreign facility, write-off of leasehold improvements for facilities, disposal of excess equipment and contract termination costs.

      The $14.5 million of other charges was primarily related to the write-downs of internally developed and purchased software. As a result of the restructuring efforts, Cadence eliminated budgeted expenditures for certain internally developed software projects. As such, Cadence determined that it was no longer probable that the computer software being developed for internal purposes would be completed and placed into service. During the year, Cadence also determined that it would not integrate certain technology relating to purchased software, that had been previously capitalized, into any of our future products. Accordingly, Cadence recognized a charge to reduce the value of the internally developed software and purchased software to zero.

      The $10.9 million of net facilities charges incurred under the 2003 Restructuring primarily related to space reductions at six sites and closure of five sites, along with further consolidation of two previously

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

downsized sites. Cadence accrued facilities charges as part of the 2003 Restructuring at the time it ceased use of the vacated space.

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the fiscal year ended January 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

Balance, December 28, 2002	$—	$—	$—	$—
Restructuring and other charges, net	25,746	25,693	10,905	62,344
Non-cash charges	—	(17,300)	—	(17,300)
Cash charges	(21,173)	(1,387)	(1,273)	(23,833)

Balance, January 3, 2004	$4,573	$7,006	$9,632	$21,211

          2002 Restructuring

      The 2002 Restructuring resulted in the termination of employment for approximately 1,370 employees. While such terminations were across various business functions, operating units and geographic regions, the communications-related areas within the design services business were most affected. Costs resulting from the restructuring included severance benefits, notice pay and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to December 28, 2002. During 2003, Cadence incurred an additional $0.8 million in severance and benefits related to terminations under the 2002 Restructuring.

      During 2003, Cadence incurred $0.4 million of additional asset-related charges under the 2002 Restructuring for contract termination costs. Asset-related and other restructuring charges of $35.2 million incurred during 2002 under the 2002 Restructuring were connected with leasehold improvements for facilities, and the abandonment of long-lived fixed assets, including software licenses and contract termination costs.

      During 2003, Cadence recorded $1.5 million of additional facilities charges under the 2002 Restructuring, primarily associated with changes to lease loss estimates related to sites included in the plan. Facilities consolidation charges of $32.4 million recorded during 2002 under the 2002 Restructuring were primarily connected with the further downsizing of four previously downsized sites and the downsizing and closing of 16 additional sites.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the fiscal years 2003 and 2002:

	Severance	Asset-	Excess	Other
	and Benefits	Related	Facilities	Restructuring	Total

Balance, December 29, 2001	$—	$—	$—	$—	$—
Restructuring and other charges, net	52,152	34,167	32,376	1,084	119,779
Non-cash charges	—	(30,740)	—	—	(30,740)
Cash charges	(28,350)	(721)	(2,100)	(1,084)	(32,255)

Balance, December 28, 2002	23,802	2,706	30,276	—	56,784
Restructuring and other charges, net	833	362	1,543	—	2,738
Non-cash charges	(102)	(1,036)	—	—	(1,138)
Cash charges	(23,172)	(886)	(16,974)	—	(41,032)

Balance, January 3, 2004	$1,361	$1,146	$14,845	$—	$17,352

          2001 Restructuring

      Facilities-related charges recorded under the 2001 Restructuring were $1.8 million in 2003 and $14.5 million during 2002, primarily connected with changes in lease loss estimates, due to reductions in estimated sublease income caused by deterioration in local real estate markets where facilities included in the plan are located.

      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for the fiscal years 2003, 2002 and 2001. Restructuring activity associated with restructurings initiated prior to 2001 was immaterial for the years presented, and thus are not shown separately.

	Severance	Asset-	Excess	Other
	and Benefits	Related	Facilities	Restructuring	Total

	(In thousands)
Balance, December 30, 2000	$2,319	$280	$4,938	$—	$7,537
Restructuring and other charges, net	21,647	16,616	21,856	1,500	61,619
Non-cash charges	(9)	(13,960)	(2,587)	—	(16,556)
Cash charges	(19,774)	(869)	(7,499)	(1,500)	(29,642)
Excess Facilities Adjustment	—	—	525	—	525

Balance, December 29, 2001	4,183	2,067	17,233	—	23,483
Restructuring and other charges, net	—	—	14,517	—	14,517
Non-cash charges	—	(1,164)	—	—	(1,164)
Cash charges	(4,183)	(454)	(8,584)	—	(13,221)

Balance, December 28, 2002	—	449	23,166	—	23,615
Restructuring and other charges, net	—	—	1,754	—	1,754
Non-cash charges	—	—	—	—	—
Cash charges	—	(353)	(4,017)	—	(4,370)

Balance, January 3, 2004	$—	$96	$20,903	$—	$20,999

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The excess facilities adjustment of $0.5 million in 2001 relates to an adjustment to the charges associated with the removal and storage of excess furniture and equipment from facilities included in the 2001 Restructuring.

NOTE 18. OTHER INCOME (LOSS), NET

      Other income (loss), net for each of 2003, 2002 and 2001 is as follows:

		Restated	Restated
	2003	2002	2001

	(In thousands)
Interest income	$3,428	$4,627	$6,517
Gain (loss) on foreign exchange	2,314	(282)	555
Equity in loss from investments, net	(10,875)	(9,395)	(1,244)
Other	(10,466)	(8,706)	(1,499)

Total other income (loss), net	$(15,599)	$(13,756)	$4,329

      In 2003, the Other loss of $10.4 million is comprised of $4.8 million impairment on investments, $5.0 million loss on sales of accounts receivable and $0.6 million of Other loss, net. In 2002, the Other loss of $8.7 million is comprised of $14.1 million of impairment of investments, $15.1 million of loss on sales of accounts receivable, $24.9 million gain on sale of investments and $4.4 million of Other loss, net. In 2001, the Other loss of $1.5 million is comprised of $21.8 million of loss on sales of accounts receivable, $6.0 million of impairment of investments, $23.6 million gain on sale of investments and $2.7 million of Other income, net.

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

      Segment income (loss) from operations is defined as gross margin under generally accepted accounting principles, less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Legal settlements, Restructuring and other charges, Write-off of acquired in-process technology, Impairment of goodwill, Interest expense and Other income (loss), net. Profitability information about Cadence’s segments is available only to the extent of gross margin by segment and write-off of acquired in-process technology. Operating expenses, Amortization of deferred stock compensation, Legal settlements, Restructuring and other charges, Write-off of acquired in-process technology, Impairment of goodwill, Interest expense and Other income (loss), net are managed on a functional basis. Cadence does not identify or allocate Operating expenses, Amortization of deferred stock compensation, Legal settlements, Restructuring and other charges, Write-off of in-process technology, Impairment of goodwill, Interest expense and Other income (loss), net because the information is not available by segment and is not reviewed by Cadence’s CEO to make decisions about resources to be allocated among the segments or to assess their performance. There are no differences between the accounting policies

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers with no inter-segment revenue.

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

      The following tables present information about reported segments for the years ended January 3, 2004, December 28, 2002 and December 29, 2001:

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
2003:
Revenue	$663,513	$131,149	$324,822	$—	$1,119,484
Cost of revenue	67,036	93,153	56,460	—	216,649
Amortization of acquired intangibles	59,066	3,507	—	—	62,573

Gross margin	537,411	34,489	268,362	—	840,262
Operating expenses and amortization of deferred stock compensation	—	—	—	(790,390)	(790,390)
Legal settlements	—	—	—	14,500	14,500
Restructuring and other charges	—	—	—	(66,836)	(66,836)
Write-off of acquired in-process technology	(7,500)	—	—	—	(7,500)
Interest expense and Other income (loss), net	—	—	—	(20,601)	(20,601)

Segment income (loss) from operations	$529,911	$34,489	$268,362	$(863,327)	$(30,565)

Depreciation and amortization	$99,642	$17,362	$3,602	$120,568	$241,174

2002 — Restated:
Revenue	$806,786	$149,810	$331,347	$—	$1,287,943
Cost of revenue	98,291	114,688	65,089	—	278,068
Amortization of acquired intangibles	51,828	1,924	—	—	53,752

Gross margin	656,667	33,198	266,258	—	956,123
Operating expenses and amortization of deferred stock compensation	—	—	—	(888,338)	(888,338)
Legal settlements	—	—	—	261,090	261,090
Restructuring and other charges	—	—	—	(134,296)	(134,296)
Write-off of acquired in-process technology	(34,000)	—	—	—	(34,000)
Interest expense and Other income (loss), net	—	—	—	(16,559)	(16,559)

Segment income (loss) from operations	$622,667	$33,198	$266,258	$(778,103)	$144,020

Depreciation and amortization	$106,215	$11,482	$2,119	$122,727	$242,543

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

					Consolidated
	Product	Services	Maintenance	Other	Total

	(In thousands)
2001 — Restated:
Revenue	$830,490	$263,355	$336,595	$—	$1,430,440
Cost of revenue	118,458	192,648	65,299	—	376,405
Amortization of acquired intangibles	60,236	10,549	—	—	70,785

Gross margin	651,796	60,158	271,296	—	983,250
Operating expenses and amortization of deferred stock compensation	—	—		(828,204)	(828,204)
Legal settlement	—	—	—	194,558	194,558
Restructuring and other charges	—	—	—	(61,619)	(61,619)
Write-off of acquired in-process technology	(21,700)	—	—	—	(21,700)
Impairment of goodwill	—	—	—	(25,834)	(25,834)
Interest expense and Other income (loss), net	—	—	—	1,697	1,697

Segment income (loss) from operations	$630,096	$60,158	$271,296	$(719,402)	$242,148

Depreciation and amortization	$114,448	$26,252	$2,524	$87,211	$230,435

      Internationally, Cadence markets and supports its products and services primarily through its subsidiaries. Until June 28, 2003, Cadence licensed most of its software products in Japan through Innotech Corporation, of which Cadence is an approximately 15% stockholder. In June 2003, Cadence purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, Cadence directly licenses its software products to customers for which Cadence acquired the distribution rights from Innotech.

      Revenue is attributed to geography based on the country in which the customer is domiciled. In 2003, 2002 and 2001, no one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geography based on the country where the assets are located.

      The following table presents a summary of revenue by geography for years ended January 3, 2004, December 28, 2002, and December 29, 2001:

		Restated
	2003	2002	2001

	(In thousands)
North America:
United States	$623,763	$710,084	$785,386
Other	26,265	29,237	35,624

Total North America	$650,028	$739,321	$821,010

Europe:
United Kingdom	$35,851	$59,200	$79,862
Germany	63,473	60,377	76,525
Other	88,557	138,277	177,234

Total Europe	$187,881	$257,854	$333,621

Japan and Asia:
Japan	$187,860	$188,736	$181,263
Asia	93,715	102,032	94,546

Total Japan and Asia	281,575	290,768	275,809

Total	$1,119,484	$1,287,943	$1,430,440

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

      The following table presents a summary of long-lived assets by geography as of January 3, 2004, December 28, 2002 and December 29, 2001:

		Restated
	2003	2002	2001

	(In thousands)
North America:
United States	$351,451	$380,003	$365,742
Other	592	903	2,291

Total North America	$352,043	$380,906	$368,033

Europe:
United Kingdom	$32,329	$32,245	$33,991
Germany	1,181	1,402	1,261
Other	4,041	3,883	4,357

Total Europe	$37,551	$37,530	$39,609

Japan and Asia:
Japan	$1,597	$2,542	$3,001
Asia	12,656	10,868	6,546

Total Japan and Asia	14,253	13,410	9,547

Total	$403,847	$431,846	$417,189

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

NOTE 20. SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

      See Note 4 for a description of the nature of the adjustments.

	Fiscal Year 2003

		Quarter Ended		Quarter Ended		Quarter Ended
	Quarter	September 27, 2003		June 28, 2003		March 29, 2003
	Ended
	Jan. 3,	As	As	As	As	As	As
	2004	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share amounts)
Revenue:
Product	$202,319	$151,678	$151,962	$160,630	$160,774	$141,282	$148,458
Services	30,187	33,773	33,773	34,801	34,801	32,388	32,388
Maintenance	78,585	83,025	83,025	81,006	81,006	82,206	82,206

Total revenue	311,091	268,476	268,760	276,437	276,581	255,876	263,052

Costs and Expenses:
Cost of product	17,373	5,075	15,418	7,019	16,881	8,211	17,364
Cost of services	21,624	22,192	22,678	23,971	24,456	23,627	24,395
Cost of maintenance	13,061	12,662	13,266	13,929	14,533	15,075	15,600
Marketing and sales	79,586	80,758	80,758	85,265	82,620	83,615	83,615
Research and development	82,444	84,179	84,179	88,376	88,376	85,122	85,122
General and administrative	16,968	18,814	18,814	20,107	20,107	26,677	26,677
Amortization of acquired intangibles	16,310	27,790	16,357	26,017	15,066	25,286	14,840
Amortization of deferred stock compensation	15,566	12,548	11,626	9,517	7,851	9,620	6,081
Legal settlements	—	(14,500)	(14,500)	—	—	—	—
Restructuring and other charges	2,610	62,874	62,874	1,352	1,352	—	—
Write-off of acquired in-process technology	—	2,000	2,000	3,800	3,800	1,700	1,700

Total costs and expenses	265,542	314,392	313,470	279,353	275,042	278,933	275,394

Income (loss) from operations	45,549	(45,916)	(44,710)	(2,916)	1,539	(23,057)	(12,342)
Interest expense	(1,296)	(2,392)	(2,392)	(640)	(640)	(674)	(674)
Other income (loss), net	(5,400)	2,295	1,208	(6,192)	(7,898)	908	(3,509)

Income (loss) before provision (benefit) for income taxes	38,853	(46,013)	(45,894)	(9,748)	(6,999)	(22,823)	(16,525)
Provision (benefit) for income taxes	23,621	(31,018)	(31,438)	(1,895)	(1,695)	(3,707)	(3,487)

Net income (loss)	$15,232	$(14,995)	$(14,456)	$(7,853)	$(5,304)	$(19,116)	$(13,038)

Basic net income (loss) per share	$0.06	$(0.06)	$(0.05)	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Diluted net income (loss) per share	$0.06	$(0.06)	$(0.05)	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Weighted average common shares outstanding	264,178	266,755	266,755	267,887	267,887	268,358	268,358

Weighted average common and potential common shares outstanding — assuming dilution	274,366	266,755	266,755	267,887	267,887	268,358	268,358

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 3, 2004

	Fiscal Year 2002

	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	December 28, 2002		September 28, 2002		June 29, 2002		March 30, 2002

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share amounts)
Revenue:
Product	$156,511	$153,905	$210,286	$209,075	$226,064	$225,195	$219,049	$218,611
Services	35,526	35,526	33,992	33,992	37,026	37,026	43,266	43,266
Maintenance	84,260	84,260	82,958	82,958	81,730	81,730	82,399	82,399

Total revenue	276,297	273,691	327,236	326,025	344,820	343,951	344,714	344,276

Costs and Expenses:
Cost of product	10,585	17,764	14,630	21,161	29,822	35,710	18,100	23,656
Cost of services	23,059	23,844	28,078	28,679	28,784	29,099	32,766	33,066
Cost of maintenance	14,446	14,816	16,007	16,376	17,340	17,410	16,428	16,487
Marketing and sales	103,434	104,068	103,216	104,088	96,170	96,535	96,781	97,457
Research and development	85,322	85,322	84,647	84,647	78,255	78,255	78,190	78,190
General and administrative	26,418	26,418	26,267	26,267	25,552	25,552	37,530	37,530
Amortization of acquired intangibles	22,044	13,710	22,034	14,533	19,048	12,775	18,649	12,734
Amortization of deferred stock compensation	16,092	12,733	10,465	6,921	7,454	15,124	3,493	9,231
Legal settlements	(261,090)	(261,090)	—	—	—	—	—	—
Restructuring and other charges	61,065	61,065	—	—	55,523	55,523	17,708	17,708
Write-off of acquired in-process technology	—	—	6,600	6,600	27,400	27,400	—	—

Total costs and expenses	101,375	98,650	311,944	309,272	385,348	393,383	319,645	326,059

Income (loss) from operations	174,922	175,041	15,292	16,753	(40,528)	(49,432)	25,069	18,217
Interest expense	(1,240)	(1,240)	(663)	(663)	(421)	(421)	(479)	(479)
Other income (loss) net	(10,238)	(11,028)	171	1,750	(9,401)	(11,835)	5,482	7,357

Income (loss) before provision (benefit) for income taxes	163,444	162,773	14,800	17,840	(50,350)	(61,688)	30,072	25,095
Provision (benefit) for income taxes	74,750	75,389	6,569	5,595	(4,029)	(5,764)	8,727	8,461

Net income (loss)	$88,694	$87,384	$8,231	$12,245	$(46,321)	$(55,924)	$21,345	$16,634

Basic net income (loss) per share	$0.33	$0.33	$0.03	$0.05	$(0.18)	$(0.22)	$0.09	$0.07

Diluted net income (loss) per share	$0.33	$0.32	$0.03	$0.05	$(0.18)	$(0.22)	$0.08	$0.06

Weighted average common shares outstanding	268,702	268,702	267,300	267,300	251,250	251,250	249,720	249,720

Weighted average common and potential common shares outstanding — assuming dilution	272,475	272,475	271,437	271,437	251,250	251,250	260,871	260,871

CADENCE DESIGN SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended January 3, 2004:
Bad debt allowance	$7,790	$2,220	$2,788	$(1,831)	$10,967
Sales return allowance	9,646	—	9,208	(7,228)	11,626

Total	$17,436	$2,220	$11,996	$(9,059)	$22,593

Year Ended December 28, 2002:
Bad debt allowance	$7,337	$4,199	$—	$(3,746)	$7,790
Sales return allowance	39,585	—	8,058	(37,997)	9,646

Total	$46,922	$4,199	$8,058	$(41,743)	$17,436

Year Ended December 29, 2001:
Bad debt allowance	$14,521	$13,809	$—	$(20,993)	$7,337
Sales return allowance	38,156	—	32,000	(30,571)	39,585

Total	$52,677	$13,809	$32,000	$(51,564)	$46,922

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ H. RAYMOND BINGHAM

H. Raymond Bingham
President and Chief Executive Officer
Dated: April 2, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME/TITLE	DATE

/s/ H. RAYMOND BINGHAM H. Raymond Bingham President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2004 ----------------

/s/ WILLIAM PORTER William Porter Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2004 ----------------

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

ADDITIONAL DIRECTORS

/s/ DONALD L. LUCAS Donald L. Lucas	April 2, 2004

/s/ SUSAN L. BOSTROM Susan L. Bostrom	April 2, 2004

/s/ SEAN M. MALONEY Sean M. Maloney	April 2, 2004

/s/ DR. ALBERTO SANGIOVANNI-VINCENTELLI Dr. Alberto Sangiovanni-Vincentelli	April 2, 2004

/s/ GEORGE M. SCALISE George M. Scalise	April 2, 2004

/s/ DR. JOHN B. SHOVEN Dr. John B. Shoven	April 2, 2004

/s/ ROGER SIBONI Roger Siboni	April 2, 2004

/s/ LIP-BU TAN Lip-Bu Tan	April 2, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.03	Amended and Restated Agreement of Limited Partnership of Tality, LP, dated as of October 4, 2000 between Tality Corporation and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (the “2000 Third Quarter Form 10-Q”)).

2.04	Amended and Restated Master Separation Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.02 to the 2000 Third Quarter Form 10-Q).

2.05	General Assignment and Assumption Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.03 to the 2000 Third Quarter Form 10-Q).

2.06	Master Intellectual Property Ownership and License Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.04 to the 2000 Third Quarter Form 10-Q).

2.07	Employee Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.05 to the 2000 Third Quarter Form 10-Q).

2.08	Master Corporate Services Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.06 to the 2000 Third Quarter Form 10-Q).

2.09	Real Estate Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.07 to the 2000 Third Quarter Form 10-Q).

2.10	Master Confidentiality Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.08 to the 2000 Third Quarter Form 10-Q).

2.11	Indemnification and Insurance Matters Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.09 to the 2000 Third Quarter Form 10-Q).

2.12	Asset Purchase Agreement, dated as of October 4, 2000 by and among the Registrant, Cadence Design Systems (Canada) Limited and Tality Canada Corporation (Incorporated by reference to Exhibit 2.10 to the 2000 Third Quarter Form 10-Q).

2.13	Asset Purchase Agreement, dated as of October 3, 2000 by and among Symbionics Limited, the Registrant and Cadence Design Systems Limited (Incorporated by reference to Exhibit 2.11 to the 2000 Third Quarter Form 10-Q).

2.14	Fixed Term License Agreement, dated as of October 4, 2000 between the Registrant and Tality, LP (Incorporated by reference to Exhibit 2.12 to the 2000 Third Quarter Form 10-Q).

2.15	Joint Technology Development and Support Agreement, dated as of October 4, 2000 by and among Tality Corporation, the Registrant, Cadence Holdings, Inc. and Tality, LP (Incorporated by reference to Exhibit 2.13 to the 2000 Third Quarter Form 10-Q).

2.17	General Assignment and Assumption Agreement, dated as of June 2, 2001 between Tality Corporation and Tality, LP (Incorporated by reference to Exhibit 2.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 (the “2001 Second Quarter Form 10-Q”)).

Exhibit
Number	Exhibit Title

2.18	Master Amendment and Consent, effective as of June 2, 2001 by and among the Registrant, Tality Corporation, Tality Transition Corporation, Tality, LP and Cadence Holdings, Inc. (Incorporated by reference to Exhibit 2.18 to the 2001 Second Quarter Form 10-Q).

3.01	(a) The Registrant’s Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on June 1, 1988 (Incorporated by reference to Exhibit 3.02(c) to the Registrant’s Form S-1 Registration Statement (No. 33-23107) filed on July 18, 1988).

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

3.02	The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).

4.01	Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (No. 33-43400) filed on October 17, 1991).

4.02	Amended and Restated Rights Agreement, dated as of February 1, 2000 between the Registrant and ChaseMellon Shareholder Services, L.L.C., which includes as exhibits thereto the Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate and the Summary of Rights to Purchase Shares of Preferred Stock (Incorporated by reference to Exhibit 4.02 to the 1999 Form 10-K).

4.03	Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).

4.04	Registration Rights Agreement dated as of August 15, 2003 by and among the Registrant and J.P. Morgan Securities Inc. and SG Cowen Securities Corporation as Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the 2003 Third Quarter Form 10-Q).

*10.01	The Registrant’s 1987 Stock Option Plan, as amended, (Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on March 31, 1998).

Exhibit
Number	Exhibit Title

*10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-8 Registration Statement (No. 33-22652) filed on June 20, 1988).

10.03	JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-85080) filed on March 28, 2002).

*10.04	The Registrant’s 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 4.04 to the Registrant’s Form S-8 Registration Statement (No. 033-53913) filed on May 31, 1994).

*10.05	The Registrant’s 1995 Directors Stock Option Plan, as amended, (Incorporated by reference to Exhibit 10.05 to the Registrant’s Form 10-Q for the quarter ended June 28, 2003 (the “2003 Second Quarter From 10-Q”)).

*10.06	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.06 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”).

*10.07	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended and restated, effective January 1, 2001 (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10.08	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the 2002 Form 10-K).

*10.09	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the 2001 Form 10-K).

10.10	The Registrant’s 1993 Non-Statutory Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the 2003 First Quarter Form 10-Q).

*10.11	The Registrant’s 401(k) Plan, as amended and restated effective July 1, 1995 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended March 30, 1996).

*10.12	Offer Letter, dated as of December 15, 2000 and Promissory Note, dated as of February 6, 2001 between the Registrant and Lavi A. Lev (Incorporated by reference to Exhibit 10.12 to the 2002 Form 10-K.

10.13	Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-87674) filed on May 7, 2002).

10.14	Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the quarter ended June 28, 1997).

10.15	Cooper & Chyan Technology, Inc. 1993 Equity Incentive Plan, as amended and restated effective August 16, 1995 (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

*10.16	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin Bushby (Incorporated by reference to Exhibit 10.16 to the 2002 Form 10-K).

Exhibit
Number	Exhibit Title

10.17	Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-108251) filed on August 27, 2003).

*10.18	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended January 3, 1998).

10.19	Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).

10.20	Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).

*10.21	Employment Separation and Release Agreement, dated as of December 24, 2003 between the Registrant and Penelope A. Herscher.

10.23	QDA, Inc. 2003 Stock Option/ Stock Issuance Plan.

10.24	UniCAD Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form S-4 Registration Statement (No. 333-16779) filed on November 26, 1996).

10.25	High Level Design Systems 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 Registration Statement (No. 333-15771) filed on November 7, 1996).

*10.26	Employment Agreement, dated as of April 26, 1999 between the Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the quarter ended October 2, 1999 (the “1999 Third Quarter Form 10-Q”)).

*10.27	Consulting Agreement, dated as of July 1999 between the Registrant and Alberto Sangiovanni-Vincentelli (Incorporated by reference to Exhibit 10.52 to the 1999 Third Quarter Form 10-Q).

10.28	Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (No. 333-71717) filed on February 3, 1999).

10.29	Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30	Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan.

10.31	Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan.

*10.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan.

10.34	Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35	Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36	SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

10.38	OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (No. 333-85591) filed on August 19, 1999.

*10.40	Form of Executive Retention Agreement between the Registrant and Key Executives of the Registrant (Incorporated by reference to Exhibit 10.57 to the 1999 Form 10-K).

Exhibit
Number	Exhibit Title

10.41	Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).

10.42	Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.43 to the Registrant’s 2003 First Quarter Form 10-Q).

*10.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

10.45	Multi-Year Credit Agreement, dated as of September 27, 2002 between the Registrant, the lenders from time to time as parties thereto and Fleet National Bank as administrative agent (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended September 28, 2002 (the “2002 Third Quarter Form 10-Q”)) as amended by First Amendment dated as of June 24, 2003 (Incorporated by reference to Exhibit 10.45 to the Registrant’s 2003 Second Quarter Form 10-Q).

10.46	364-Day Credit Agreement, dated as of September 27, 2002 between the Registrant, the lenders from time to time as parties thereto and Fleet National Bank as administrative agent (Incorporated by reference to Exhibit 10.46 to the 2002 Third Quarter Form 10-Q) as amended by First Amendment dated as of June 24, 2003 (Incorporated by reference to Exhibit 10.46 to the Registrant’s 2003 Second Quarter Form 10-Q).

10.47	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.47 to the 2003 First Quarter Form 10-Q).

10.48	Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).

10.49	Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).

10.50	Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).

10.51	Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).

*10.53	Description of the Registrant’s Stock Purchase Program (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000).

10.58	The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the 2001 Second Quarter Form 10-Q).

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).

10.62	CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-82044) filed on February 4, 2002).

Exhibit
Number	Exhibit Title

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

*10.66	Executive Separation, Release and Consulting Agreement, dated as of December 3, 2001 between the Registrant and Ronald R. Barris (Incorporated by reference to Exhibit 10.66 to the 2001 Form 10-K).

*10.67	Amendment to Executive Separation, Release and Consulting Agreement, dated as of August 23, 2002 between the Registrant and Ronald R. Barris (Incorporated by reference to Exhibit 10.67 to the 2002 Form 10-K).

10.68	BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).

10.69	BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).

10.70	BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).

10.71	Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).

10.72	Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).

10.73	Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.74	Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.75	Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.76	Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank.

21.01	Subsidiaries of the Registrant.

23.01	Consent of KPMG LLP.

23.02	Information Regarding Consent of Arthur Andersen LLP.

31.01	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.01	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Title

32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.