Form 10-Q
period 2004-04-03
CADENCE DESIGN SYSTEMS INC
filed 2004-05-11
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2004
OR
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

      On April 3, 2004, 273,356,132 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	April 3,	January 3,
	2004	2004

Current Assets:
Cash and cash equivalents	$466,900	$384,525
Short-term investments	27,233	33,898
Receivables, net of allowance for doubtful accounts of $10,967 and $9,067, respectively	354,878	348,680
Inventories	26,040	16,926
Prepaid expenses and other	64,356	58,212

Total current assets	939,407	842,241
Property, plant and equipment, net	403,478	403,847
Goodwill	928,623	922,797
Acquired intangibles, net	212,585	237,508
Installment contract receivables, net	80,770	121,627
Other assets	280,639	289,882

Total Assets	$2,845,502	$2,817,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$251,598	$243,450
Current portion of deferred revenue	240,908	238,478

Total current liabilities	492,506	481,928

Long-Term Liabilities:
Long-term portion of deferred revenue	14,857	16,287
Convertible notes	420,000	420,000
Other long-term liabilities	297,774	327,406

Total long-term liabilities	732,631	763,693

Stockholders’ Equity:
Common stock and capital in excess of par value	1,087,386	1,034,190
Deferred stock compensation	(43,720)	(48,856)
Retained earnings	557,599	566,354
Accumulated other comprehensive income	19,100	20,593

Total stockholders’ equity	1,620,365	1,572,281

Total Liabilities and Stockholders’ Equity	$2,845,502	$2,817,902

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Revenue:
Product	$154,737	$148,458
Services	32,364	32,388
Maintenance	78,623	82,206

Total revenue	265,724	263,052

Costs and Expenses:
Cost of product	18,514	17,364
Cost of services	23,099	24,395
Cost of maintenance	13,705	15,600
Marketing and sales	81,223	83,615
Research and development	87,151	85,122
General and administrative	19,768	26,677
Amortization of acquired intangibles	15,910	14,840
Amortization of deferred stock compensation (A)	7,958	6,081
Restructuring and other charges	5,435	- - - -
Write-off of acquired in-process technology	- - - -	1,700

Total costs and expenses	272,763	275,394

Loss from operations	(7,039)	(12,342)
Interest expense	(1,557)	(674)
Other expense, net	(2,629)	(3,509)

Loss before benefit for income taxes	(11,225)	(16,525)
Benefit for income taxes	(2,470)	(3,487)

Net loss	$(8,755)	$(13,038)

Basic net loss per share	$(0.03)	$(0.05)

Diluted net loss per share	$(0.03)	$(0.05)

Weighted average common shares outstanding – – basic and diluted	271,477	268,358

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$877	$618
Marketing and sales	2,233	2,010
Research and development	4,522	2,570
General and administrative	326	883

	$7,958	$6,081

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Cash and Cash Equivalents at Beginning of Period	$384,525	$371,327

Cash Flows from Operating Activities:
Net loss	(8,755)	(13,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,359	47,437
Amortization of deferred stock compensation	7,958	6,081
Equity in loss from investments, net	6,263	1,834
Gain on sale of investments	(4,608)	- - - -
Write-off of investment securities	1,924	1,476
Write-off of acquired in-process technology	- - - -	1,700
Provisions for losses on trade accounts receivable and sales returns	1,000	289
Proceeds from the sale of receivables	5,149	20,053
Other non-cash items	1,111	- - - -
Changes in operating assets and liabilities, net of effect of acquired and disposed businesses:
Receivables	8,316	(5,397)
Inventories	(9,114)	854
Prepaid expenses and other	(2,024)	943
Installment contract receivables	20,194	14,796
Other assets	5,309	17,356
Accounts payable and accrued liabilities	(14,554)	(95,849)
Deferred revenue	1,000	(13,967)
Other long-term liabilities	(4,868)	16,467

Net cash provided by operating activities	59,660	1,035

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments – – available-for-sale	3,557	- - - -
Proceeds from the sale of long-term investments	3,328	- - - -
Purchases of property, plant and equipment	(17,829)	(17,180)
Purchases of software licenses	(650)	(1,750)
Investment in venture capital partnerships and equity investments	(5,653)	(5,569)
Net cash paid in business combinations	- - - -	(24,682)

Net cash used for investing activities	(17,247)	(49,181)

Cash Flows from Financing Activities:
Proceeds from credit facility	- - - -	10,000
Principal payments on credit facility and capital leases	(212)	(52,594)
Payment of convertible notes issuance costs	(2,081)	- - - -
Proceeds from issuance of common stock	40,361	21,890
Purchases of treasury stock	- - - -	(61,964)

Net cash provided by (used for) financing activities	38,068	(82,668)

Effect of exchange rate changes	1,894	(1,118)

Increase (decrease) in cash and cash equivalents	82,375	(131,932)

Cash and Cash Equivalents at End of Period	$466,900	$239,395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements included in this Quarterly Report have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, or the 2003 Annual Report.

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

      The preparation of the Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restatement

      In Cadence’s 2003 Annual Report, Cadence restated its Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002, and for the first three quarters of fiscal 2003. The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three months ended March 29, 2003. For the three months ended March 29, 2003, adjustments were made to income (loss) on equity investments, amortization of deferred stock compensation, revenue, amortization of internally developed software, foreign currency transaction gains (losses), Other expense, net and the tax effect of these restatement adjustments. Adjustments were also made to reclassify amortization of certain intangible assets from Amortization of acquired intangibles to Cost of product, Cost of services and Cost of maintenance. Cadence also separated goodwill from Acquired intangibles, net, on its Consolidated Balance Sheets and reclassified purchased software technology from Acquired intangibles, net to Other assets.

NOTE 2.	STOCK-BASED COMPENSATION

      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock – Based Compensation”. The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the three months ended April 3, 2004 and March 29, 2003, because management believes the amount yielded by this method is representative of prospective trends. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the three months ended April 3, 2004 and March 29, 2003 using the following weighted average assumptions assuming a dividend yield of zero for all periods:

	Stock Options
	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Risk-free interest rate	3.15%	3.36%
Volatility factors of the expected market price of Cadence’s common stock	41%	38%
Weighted average expected life of an option	5 Years	5 Years

	Employee Stock
	Purchase Plans
	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Risk-free interest rate, based on weighted average	1.01%	1.10%
Volatility factors of the expected market price of Cadence’s common stock	41%	38%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years

      The following table illustrates the effect on net loss and net loss per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based compensation:

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Net loss:
As reported	$(8,755)	$(13,038)
Add: Stock-based employee compensation expense included in reported Net loss, net of related tax effects	6,246	4,318
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(23,768)	(34,534)

Pro forma	$(26,277)	$(43,254)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.05)

Pro forma	$(0.10)	$(0.16)

NOTE 3.	ACQUISITION-RELATED EARNOUTS

      In the three months ended April 3, 2004, Cadence issued additional shares of common stock valued at $11.2 million at the date of issuance. The $11.2 million consisted of $9.9 million of goodwill and $1.3 million in deferred stock compensation. Deferred stock compensation resulting from these acquisitions represents the difference between the strike price of the option grants to employees of the acquired companies and the fair value of the option grants, at the date of acquisition, multiplied by the percentage of the remaining vesting period divided by the total vesting period. The additional goodwill and deferred stock compensation resulting from acquisitions related to the achievement of certain performance goals tied to one or more of the following criteria: revenues, bookings, product proliferation, product development and employee attrition below certain targets. The goodwill is not expected to be deductible for income tax purposes.

NOTE 4.     GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

      The changes in the carrying amount of goodwill for the three months ended April 3, 2004 were as follows:

	Product	Services
	Segment	Segment	Total

	(In thousands)
Balance as of January 3, 2004	$792,656	$130,141	$922,797
Additions due to earnouts	9,922	- - - -	9,922
Other	(4,096)	- - - -	(4,096)

Balance as of April 3, 2004	$798,482	$130,141	$928,623

      During the three months ended April 3, 2004, Cadence recorded other adjustments of $4.1 million in the carrying amount of goodwill, primarily as a result of a decrease in the initial purchase price totaling $3.8 million related to the 2003 acquisition of Celestry Design Technologies, Inc.

Acquired Intangibles, net

      Acquired intangibles with finite lives as of April 3, 2004 and January 3, 2004 were as follows:

	As of April 3, 2004			As of January 3, 2004

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing technology and other	$528,857	$(374,273)	2.9 Years	$528,857	$(352,727)	2.9 Years
Agreements and relationships	41,046	(14,401)	4.8 Years	41,046	(12,139)	4.9 Years
Distribution rights	30,100	(2,258)	9.2 Years	30,100	(1,505)	9.3 Years
Tradenames/trademarks	5,634	(2,120)	3.1 Years	5,634	(1,758)	3.3 Years

Total acquired intangibles	$605,637	$(393,052)	3.9 Years	$605,637	$(368,129)	3.9 Years

      For the three months ended April 3, 2004, amortization of acquired intangibles was $26.2 million as compared to $25.3 million for the same period in 2003.

Estimated future amortization expense is as follows (in thousands):
2004 – remaining periods	$63,582
2005	63,904
2006	34,024
2007	22,255
2008	10,144
Thereafter	18,676

Total estimated amortization expense	$212,585

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

NOTE 5.	MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES

Marketable Securities

      Cadence accounts for its marketable securities as available-for-sale and classifies them as Short-term investments in the Condensed Consolidated Balance Sheets. Net recognized gains on marketable securities were $3.3 million for the three months ended April 3, 2004. There were no net recognized gains or losses from sales of marketable securities for the three months ended March 29, 2003.

      Recognized losses from other-than-temporary declines in market value of marketable securities totaled $0.7 million in the three months ended April 3, 2004. There were no recognized losses from other-than-temporary declines in market value of marketable securities in the three months ended March 29, 2003.

Non-Marketable Securities

      Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities which are included in Other assets in the Condensed Consolidated Balance Sheets. Cadence recorded gains of $1.3 million from the sale of non-marketable investments during the three months ended April 3, 2004. There were no recognized gains or losses on the sale of non-marketable investments during the three months ended March 29, 2003. If Cadence determines that an other-than-temporary decline in fair value exists for a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in its Condensed Consolidated Statements of Operations.

      The following table illustrates the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners L.P., or Telos I, and Telos Venture Partners II, L.P., or Telos II, and together with Telos I referred to as Telos:

		Restated
	April 3,	March 29,
	2004	2003

	(In thousands)
Non-Marketable Securities – Application of Cost Method	$33,149	$34,880
Non-Marketable Securities – Application of Equity Method	17,911	7,767

Total	$51,060	$42,647

Cost Method Investments

      Cadence recorded write-downs due to other-than-temporary declines in value of $1.2 million during the three months ended April 3, 2004 and $1.5 million during the three months ended March 29, 2003.

Equity Method Investments

      During the first quarters of 2003 and 2004, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies: CoWare, Inc., Neolinear, Inc., Fyre Storm, Inc., Ammocore Technology, Inc., Theta Microelectronics, Inc., Hierarchical Design, Inc., iReady Corporation, Coventor, Inc., Integrated Memory Logic, Inc., Rio Design Automation, Inc., ZCIST Co., Ltd. and Accent S.r.l. On April 15, 2004, Cadence acquired all of the outstanding capital stock of Neolinear, Inc.

      The following table presents summary financial data of our equity method investments:

Total

(In thousands)
For the three months ended April 3, 2004:
Net sales	$11,033
Costs and expenses	(28,557)
Operating loss	(17,524)
Net loss	(15,512)

      In accordance with the equity method of accounting, Cadence records its proportional share of the investee gains or losses in Other income (loss). Cadence records its interest in equity method gains and losses in the quarter following occurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Condensed Consolidated Financial Statements. Cadence’s proportional share of net losses was $6.3 million for the three months ended April 3, 2004, and $1.9 million for the three months ended March 29, 2003. As of April 3, 2004, the difference between the carrying value of Cadence’s investment in the investee and Cadence’s share of the underlying net assets of the investee was immaterial.

NOTE 6.	RESTRUCTURING AND OTHER CHARGES

      Cadence initiated a separate plan of restructuring in each year beginning in 2001, in an effort to reduce operating expenses and improve operating margins and cash flows.

      The restructuring plans initiated in 2001 through 2003, or the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring, were intended to decrease costs by reducing workforce and consolidating facilities and resources, to align Cadence’s cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business/infrastructure groups throughout the world. The 2003 Restructuring was targeted at reducing costs throughout the company.

      During the first quarter of 2004, Cadence commenced a new plan of restructuring, or the 2004 Restructuring, which was also intended to decrease costs and realize efficiencies by reducing workforce and resources throughout the company to align Cadence’s cost structure with projected revenues.

      The facilities and asset-related portions of the 2003 and 2004 Restructurings were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively. The severance and benefits charges under these restructuring plans were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

      Closure and space reduction costs included in restructuring were comprised of payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and common area charges.

      Since 2001, Cadence has recorded facilities consolidation charges of $83.4 million related to space reductions or closure of 32 sites. As of April 3, 2004, 22 of these sites had been vacated and space reductions occurred at the remaining ten sites.

      As of April 3, 2004, Cadence had accrued the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001, which is estimated to be $20.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. As of April 3, 2004, Cadence had estimated that the high end of the lease loss range could be as much as $45.1 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

      Restructuring and other charges incurred by plan of restructuring for the three months ended April 3, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$4,572	$91	$ - - - -	$4,663
2003 Plan	(60)	406	156	502
2002 Plan	- - - -	(25)	- - - -	(25)
2001 Plan	- - - -	- - - -	295	295

Total	$4,512	$472	$451	$5,435

      Total restructuring and other costs accrued as of April 3, 2004 were $57.5 million, consisting of $23.6 million in Accounts payable and accrued liabilities and $33.9 million in Other long-term liabilities in the Condensed Consolidated Balance Sheets. Cadence expects to pay substantially all of the liabilities related to the restructuring plans prior to 2016.

      Activity for the first quarter of 2004 associated with each plan of restructuring is discussed below.

2004 Restructuring

      The 2004 Restructuring is expected to result in the termination of approximately 86 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to April 3, 2004, with all termination benefits expected to be paid by January 1, 2005.

      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the three months ended April 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities		Total

	(In thousands)
Balance, January 3, 2004	$ - - - -	$ - - -	- $	- - - -	$	- - - -
Restructuring and other charges, net	4,572	91		- - - -		4,663
Non-cash charges	- - - -	(59)		- - - -		(59)
Cash charges	(2,309)	- - - -		- - - -		(2,309)

Balance, April 3, 2004	$2,263	$32	$	- - - -		$2,295

2003 Restructuring

      During the first quarter of 2004 Cadence incurred $0.5 million of additional expense related to the 2003 Restructuring, primarily comprised of contract termination and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring.

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the three months ended April 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$4,573	$7,006	$9,632	$21,211
Restructuring and other charges, net	(60)	406	156	502
Non-cash charges	- - - -	- - - -	(93)	(93)
Cash charges	(1,839)	(37)	(662)	(2,538)

Balance, April 3, 2004	$2,674	$7,375	$9,033	$19,082

2002 Restructuring

      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the three months ended April 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$1,361	$1,146	$14,845	$17,352
Restructuring and other charges, net	- - - -	(25)	- - - -	(25)
Non-cash charges	- - - -	26	- - - -	26
Cash charges	(630)	(7)	(682)	(1,319)

Balance, April 3, 2004	$731	$1,140	$14,163	$16,034

2001 Restructuring

      Facilities-related charges recorded during the first quarter under the 2001 Restructuring were $0.3 million, primarily connected with changes in lease loss estimates.

      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for the three months ended April 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities		Total

	(In thousands)
Balance, January 3, 2004	$ - - - -	$96		$20,903	$20,999
Restructuring and other charges, net	- - - -	- - - -		295	295
Non-cash charges	- - - -	- - - -		- - - -	- - - -
Cash charges	- - - -	(96)		(1,092)	(1,188)

Balance, April 3, 2004	$ - - - -	$ - - -	- $	20,106	$20,106

NOTE 7. CONVERTIBLE NOTES

      In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million that have been recorded in other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The Notes were issued by Cadence at par and bear no interest. The Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require Cadence to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain restrictive financial covenants.

      In November 2003, Cadence filed with the SEC a resale registration statement with respect to the Notes. This registration statement was declared effective by the SEC on April 29, 2004, after the applicable deadline required to avoid liquidated damages. As a result, Cadence incurred liquidated damages totaling $0.2 million. In addition, Cadence will be obligated to pay liquidated damages in the event effectiveness of the resale registration statement is suspended beyond certain permitted periods.

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

      The IRS and other tax authorities regularly examine Cadence’s income tax returns. The IRS recently completed its field examination of Cadence’s federal income tax returns for the fiscal years 1997 through 1999 and has issued a Revenue Agent’s Report, referred to as the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjusts quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and Cadence has filed a protest to certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments. Cadence is challenging these proposed adjustments vigorously.

NOTE 9.	STOCKHOLDERS’ EQUITY

Net Loss Per Share

      Basic net loss per share is computed by dividing net loss, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net loss per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three months ended April 3, 2004 and during the three months ended March 29, 2003, dilutive net loss per share is computed without the effect of equity instruments considered to be potential common shares because the impact would be antidilutive.

      The following table presents the potential common shares outstanding during the three months ended April 3, 2004 and March 29, 2003 which were not included in the computation of diluted net loss per share because their effect would be antidilutive:

		Restated
	April 3,	March 29,
	2004	2003

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2014)	64,752	67,897
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	140
Potential common shares in connection with convertible notes (through 2018)	26,837	- - - -
Restricted stock awards	1,958	809

Total potential common shares outstanding	120,376	68,846

Stock Repurchase Plan

      In August 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Cadence did not repurchase any shares of its common stock under its repurchase plan during the three months ended April 3,

2004, as compared to repurchasing 6.2 million shares of its common stock at a total cost of $62.0 million during the three months ended March 29, 2003. As of April 3, 2004, the remaining repurchase authorization under this program totaled $217.0 million.

Stock-Based Compensation

Employee Stock Purchase Plans

      The following table presents the common shares issued under Cadence’s ESPPs:

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Cadence shares issued under the ESPPs	1,990,174	932,245
Weighted average purchase price	$8.50	$8.43

Weighted average fair value	$16.57	$9.92

      The purchase dates under Cadence’s ESPPs are in February and August.

Other Stock-Based Compensation

      At April 3, 2004, Cadence had six other stock-based employee compensation plans (excluding director plans). Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.

      Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended April 3, 2004 was $6.70 as compared to $3.87 during the three months ended March 29, 2003.

      For fixed awards, Cadence amortizes deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally four years. For variable awards, stock-based compensation expense is recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the three months ended April 3, 2004 and March 29, 2003, Cadence recorded amortization of deferred stock compensation of $8.0 million and $6.1 million, respectively.

      The following table presents the activity recorded in deferred compensation, as of April 3, 2004, included in the accompanying Condensed Consolidated Balance Sheet:

Deferred Stock
Compensation

(In thousands)
As of January 3, 2004	$(48,856)
Amortization of deferred stock compensation	7,193
Restricted stock from acquisitions	(2,874)
Forfeitures	817

As of April 3, 2004	$(43,720)

NOTE 10.	COMPREHENSIVE LOSS

      Other comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale, net of related tax effects. These transactions have been excluded from Net loss and are reflected instead in Stockholders’ Equity.

      The following table sets forth the activity in Other comprehensive loss:

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

	(In thousands)
Net loss	$(8,755)	$(13,038)
Foreign currency translation gain (loss)	1,894	(1,118)
Unrealized loss on marketable securities, net of related tax effects	(3,387)	(1,457)

Comprehensive loss	$(10,248)	$(15,613)

NOTE 11.	SEGMENT REPORTING

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

      Segment income (loss) from operations is defined as gross margin less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Restructuring and other charges, Write-off of acquired in-process technology, Interest expense and Other expense, net. Information about the profitability of Cadence’s segments is available only to the extent of gross margin by segment and write-off of acquired in-process technology. Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Interest expense and Other expense, net, are managed on a functional basis. Cadence does not identify or allocate Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Impairment of goodwill, Interest expense and Other expense, net, because the information is not available by segment and is not reviewed by Cadence’s CEO in making decisions about resources to be allocated among the segments or to assess their performance. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers only.

      Cadence does not identify or allocate its assets by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence’s CEO in making decisions about resources to be allocated among the segments or to assess their performance. Depreciation and amortization of purchased software is allocated among the segments to determine each segment’s gross margin.

      The following tables present information about reported segments for the three months ended April 3, 2004 and March 29, 2003:

	For the Three Months Ended April 3, 2004

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$154,737	$32,364	$78,623	$	- - - -	$265,724
Cost of revenue	18,514	23,099	13,705		- - - -	55,318

Gross margin	136,223	9,265	64,918		- - - -	210,406
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(212,010)	(212,010)
Restructuring and other charges	- - - -	- - - -	- - - -		(5,435)	(5,435)
Interest expense and Other expense, net	- - - -	- - - -	- - - -		(4,186)	(4,186)

Segment income (loss) from operations	$136,223	$9,265	$64,918		$(221,631)	$(11,225)

	For the Three Months Ended March 29, 2003 – Restated

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$148,458	$32,388	$82,206	$	- - - -	$263,052
Cost of revenue	17,364	24,395	15,600		- - - -	57,359

Gross margin	131,094	7,993	66,606		- - - -	205,693
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(216,335)	(216,335)
Write-off of acquired in-process technology	(1,700)	- - - -	- - - -		- - - -	(1,700)
Interest expense and Other expense, net	- - - -	- - - -	- - - -		(4,183)	(4,183)

Segment income (loss) from operations	$129,394	$7,993	$66,606		$(220,518)	$(16,525)

      Internationally, Cadence markets and supports its products and services primarily through its subsidiaries. Until June 28, 2003, Cadence licensed most of its software products in Japan through a distributor, Innotech Corporation, of which Cadence is an approximately 15% stockholder. In June 2003, Cadence purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, Cadence has directly licensed its software products to customers for which Cadence acquired the distribution rights from Innotech.

      Revenue is attributed to geography based on the country in which the customer is domiciled. In the three months ended April 3, 2004, no one customer accounted for more than 10% of total revenue. In the three months ended March 29, 2003, one customer accounted for more than 10% of total revenue. Long-lived assets are attributed to geography based on the country where the assets are located.

      The following table presents a summary of revenue by geography:

	For the
	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

	(In thousands)
North America:
United States	$135,284	$136,447
Other	5,913	6,278

Total North America	141,197	142,725

Europe:
Germany	13,382	15,736
United Kingdom	7,296	8,404
Other Europe	21,055	20,605

Total Europe	41,733	44,745

Japan and Asia:
Japan	58,228	53,398
Asia	24,566	22,184

Total Japan and Asia	82,794	75,582

Total	$265,724	$263,052

      The following table presents a summary of property, plant and equipment, net, by geography:

	As of

	April 3,	January 3,
	2004	2004

	(In thousands)
North America:
United States	$349,322	$351,451
Other	507	592

Total North America	349,829	352,043

Europe:
United Kingdom	33,181	32,329
Germany	1,069	1,181
Other	3,735	4,041

Total Europe	37,985	37,551

Japan and Asia:
Japan	1,922	1,597
Asia	13,742	12,656

Total Japan and Asia	15,664	14,253

Total	$403,478	$403,847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, referred to as the 2003 Annual Report. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission, or SEC, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

      We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

General

      We license our electronic design automation, or EDA, software, sell or lease hardware technology and provide design and methodology services throughout the world to help accelerate and manage customers’ electronic product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronic systems.

      As part of our strategy, we have acquired companies, businesses and third party intellectual property to obtain technology and key personnel, and we expect to continue making acquisitions in the future.

      Over the last several years IC manufacturers and electronics companies experienced a downturn in demand and production, which resulted in reduced research and development spending by many of our customers. In the second half of 2003 and the first quarter of 2004, IC manufacturers and electronics companies appear to have experienced a gradual recovery but they have continued their focus on cost containment. In response to the downturn in the economy in general, and in the electronics industry in particular, we have initiated significant restructuring activities over the past several years, including during the first quarter of 2004, to better align our cost structure with projected demand and revenues.

      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in “Results of Operations” below.

      We continue to experience a customer preference for renewable license types, term and subscriptions, and expect the timing of license renewals to continue to impact our results of operations. Product revenue recognized from backlog comprised approximately 60% of total product revenue in 2003, 45% in 2002, and 30% in 2001. This trend is primarily due to, and may continue as a result of, increasing customer preference for subscription licenses and customer requirements for more flexible payment terms.

Restatement

      In our 2003 Annual Report, we restated our Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002, and for the first three quarters of fiscal 2003. The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three months ended March 29, 2003. As of and for the three months ended March 29, 2003, adjustments were made to income (loss) on equity investments, amortization of deferred stock compensation, revenue, amortization of internally developed software, foreign currency transaction gains (losses), Other expense, net and the tax effect of these restatement adjustments. Adjustments were also made to reclassify amortization of certain intangible assets from Amortization of acquired intangibles to Cost of product, Cost of services and Cost of maintenance. We also separated goodwill from Acquired intangibles, net, on our Consolidated Balance Sheets and reclassified purchased software technology from Acquired intangibles, net to Other assets.

Acquisition-Related Earnouts

      For a number of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee attrition below certain targets. The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In the three months ended April 3, 2004, we issued shares of common stock to former stockholders of the acquired companies, valued at $11.2 million, as contingent purchase price payments for which we recorded an additional $9.9 million of goodwill and $1.3 million of deferred stock compensation. Deferred stock compensation resulting from these acquisitions represents the difference between the strike price of the option grants to employees of the acquired companies and the fair value of the option grants, at the date of acquisition, multiplied by the percentage of the remaining vesting period divided by the total vesting period. The goodwill is not expected to be deductible for income tax purposes.

      In connection with our acquisitions completed prior to April 3, 2004, we may be obligated to pay up to an aggregate of $41.8 million in cash during the next 12 months, and an additional $82.6 million in cash during the four years after the next 12 months, if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee attrition below certain targets. In addition, we may be required to pay an additional $82.6 million in cash during the next four years if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation, and employee attrition below certain targets.

Critical Accounting Estimates

      In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and restructuring charges have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

      Persuasive evidence of an arrangement – For subscription and term licenses and hardware leases, we use the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, we use a purchase order as evidence of an arrangement. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our Japanese distributor, Innotech, are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Occasionally, we will deliver the software on a compact disc with standard transfer terms of FOB shipping point. Our software license agreements generally do not contain acceptance provisions. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

      Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We generally use installment contracts for term and subscription licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services. Our installment contracts generally have payment periods that are equal to or less than the term of the licenses, the payments are generally collected quarterly, and periodic payments are generally made in equal or nearly equal installments. Significant judgment is involved in this determination, including determining whether a contract amendment constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable. While we do not expect that experience to change, if we no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. These changes would have a material impact on our results of operations.

      Collection is probable – We assess collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from this license would be recognized generally upon the receipt of cash payment. These changes could have a material impact on our results of operations.

      Vendor-Specific Objective Evidence – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Our experience has been that we are able to estimate VSOE. While we do not expect that experience to change, if we could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until we have VSOE for the undelivered elements or all elements are delivered, whichever is earlier. This change could have a material impact on our results of operations.

      Services revenue – Services revenue consists primarily of revenue received for performing methodology and design services. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees on a monthly basis, we estimate the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on our results of operations.

Accounting for income taxes

      We provide for the effect of income taxes on our Condensed Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Our assumptions, judgments and estimates, relative to the value of our net deferred tax assets, take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our results of operations and financial position. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Our judgments, assumptions and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law, or our interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. See the factor affecting future results below entitled “We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of the examination or any future examinations involving similar claims may have a material adverse effect on our results of operations and cash flows.”

Valuation of long-lived and intangible assets, including goodwill

      At least annually we review for impairment of goodwill resulting from business combinations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We completed our most recent annual impairment review during the third quarter of 2003. We did not identify any impairment to our goodwill as a result of this review. We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Restructuring charges

      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges.” Beginning in fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10 “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the facilities and asset-related portions of this restructuring in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively. The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

      These restructuring initiatives have required us to make a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly estimating when, if at all, we will be able to sublet vacated facilities and if we do, the sublease terms. Closure and space reduction costs that are part of our restructuring charges include payments required under leases, less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and costs to maintain facilities during the abandonment period.

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

Results of Operations

      We generate revenue primarily from licensing our EDA software and selling or leasing hardware technology, providing maintenance for the software and hardware and providing design and methodology services. We principally employ three license types: subscription, term and perpetual. The different license types provide a customer with different rights to use our products such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of that decision is that at the expiration of the license period the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See “Critical Accounting Estimates” above for additional discussion of licenses types and timing of revenue recognition.

      To the extent a customer obtains rights to remix to new technology or more flexible payment terms, revenue is recognized over the life of the agreement. This distinction is a critical determinant of revenue recognition. For example, a $3.0 million, 3-year subscription would result in $1.0 million of revenue recognized per year, or $250,000 per quarter. Whereas, a $3.0 million, 3-year term license, assuming equal or near equal payments, would result in $3.0 million of product revenue recognized upon delivery which is generally in the first quarter of the arrangement, and no product revenue recognized in succeeding quarters. Because of our model under which we recognize revenue over multiple periods, we do not believe that pricing volatility is a material component of the change in our product revenue from period to period, and we do not analyze changes in pricing from one period to the next.

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

Revenue

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003	% Change

	(In millions, except percentages)
Product	$154.7	$148.4	4%
Services	32.4	32.4	0%
Maintenance	78.6	82.2	(4)%

Total revenue	$265.7	$263.0	1%

      Product revenue was higher in the first quarter of 2004 as compared to the same period in 2003 primarily because of increased revenue from our Digital IC Design products, partially offset by a decline in revenue from our Design for Manufacturing products. Product revenue in the first quarter of 2004 also increased due to higher revenue from backlog. Maintenance revenue was lower in the first quarter of 2004 as compared to the first quarter of 2003, primarily due to the transfer of certain maintenance business in Japan to Innotech associated with the business transaction in June of 2003, the transfer of our SPW products to CoWare, Inc. in September of 2003, and to a lesser extent the cancellation or non-renewal of certain maintenance contracts.

      Additional financial information about our segments can be found in Note 11 to our Condensed Consolidated Financial Statements.

Revenue Mix by Product Group

      We analyze our business by product groups, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our “best in class” design technologies into “platforms” with four major design activities. We introduced our first platform in September 2002. The data for product groups before the introduction of a corresponding platform aggregates the revenues for the individual products associated with a particular platform. On this basis, the following table shows the percentage of product and maintenance revenue contributed by each of the five product groups, and services:

	Three Months Ended

			Restated	Restated	Restated
	April 3,	January 3,	September 27,	June 29,	March 29,
	2004	2004	2003	2003	2003

Functional Verification	20%	20%	18%	18%	20%
Digital IC Design	25%	20%	27%	22%	24%
Custom IC Design	27%	27%	27%	28%	27%
Design for Manufacturing	6%	13%	7%	10%	9%
System Interconnect	10%	10%	8%	9%	8%
Services	12%	10%	13%	13%	12%

Total	100%	100%	100%	100%	100%

      The following discussion analyzes revenue by product group from March 29, 2003 to April 3, 2004. Generally the product mix for a given quarter will be affected by introductions and acquisitions of new products, competitive trends, and the customer mix.

      Functional Verification: Products in this group, which includes the IncisiveTM Platform, are used to verify that the high level, logical specification of an integrated circuit design is correct. The overall percentage of total revenue from this product group has remained relatively constant over the last five quarters due to increasing sales of the Incisive Platform, introduced in February 2003, which includes Palladium®, and Conformal®, offset by declining sales of older products.

      Digital IC Design: Products in this group are used to accurately convert the high-level, logical specification of a digital integrated circuit into a detailed physical blueprint of the integrated circuit, which is used for creation of the photomasks used in chip manufacture. The increase as a percentage of total revenue reflects increasing sales of the products that comprise the EncounterTM platform, including First Encounter® and NanoRouteTM.

      Custom IC Design: Our custom design products, led by our Virtuoso® Custom Platform introduced in September 2003, are used for integrated circuits which must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks, and standard cell libraries. The percentage of revenue from this product group has remained relatively stable.

      Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully. Revenue for this product group as a percentage of total revenue has declined. This decrease is partially offset by increases in sales of our physical verification software for custom ICs, as well as our physical analysis products.

      System Interconnect: This product group includes our printed circuit board and integrated circuit package design products. In March 2004, we introduced the new Allegro® System Interconnect Design Platform, which enables consistent co-design of integrated circuits, IC packages, and printed circuit boards. The percentage of revenue from this product group has remained relatively stable.

      Services revenue remained flat at $32.4 million in the first quarter of 2004 compared to the first quarter of 2003. A small increase in design services revenue was offset by a decline in methodology services revenue.

Revenue by Geography

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003	% Change

	(In millions, except percentages)
Domestic	$135.3	$136.4	(1)%
International	130.4	126.6	3%

Total revenue	$265.7	$263.0	1%

Revenue by Geography as a Percent of Total Revenue

Domestic	51%	52%
International	49%	48%

      International revenue increased $3.8 million in the three months ended April 3, 2004 as compared to the three months ended March 29, 2003, primarily due to a $4.8 increase in revenue in Japan, a $3.2 million increase in services revenue in Europe and a $2.3 million increase in product revenue in Asia, partially offset by a $5.6 million decrease in product revenue in Europe. The decrease in product revenue in Europe was primarily due to the timing of license renewals for existing customers.

      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above.

      Changes in foreign currency exchange rates caused revenue to increase by $5.4 million in the three months ended April 3, 2004, as compared to the three months ended March 29, 2003, primarily due to strengthening of the Japanese yen in relation to the U.S. dollar.

Cost of Revenue

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003	% Change

	(In millions, except percentages)
Product	$18.5	$17.4	7%
Services	23.1	24.4	(5)%
Maintenance	13.7	15.6	(12)%

Cost of Revenue as a Percent of Related Revenue

Product	12%	12%
Services	71%	75%
Maintenance	17%	19%

      Cost of product revenue includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product revenue primarily includes the cost of employee salary and benefits, amortization of intangible assets directly related to Cadence products, documentation and royalties payable to third-party vendors. Cost of product revenue associated with our Cadence Verification Acceleration, or CVA, hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

      A summary of Cost of product revenue is as follows:

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

	(In millions)
Product related costs	$9.3	$8.2
Amortization of acquired intangibles	9.2	9.2

Total Cost of product	$18.5	$17.4

      Cost of product revenue increased $1.1 million in the first quarter of 2004 as compared to the first quarter of 2003, primarily due to $1.0 million of higher cost of goods sold for our hardware business.

      Cost of product revenue in the future will primarily depend upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in the quarter.

      Cost of services revenue primarily includes costs of employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $1.3 million in the first quarter of 2004 as compared to the same period in 2003, primarily due to decreases in employee salary and benefit costs of $0.4 million resulting from a reduction in the number of services professionals and a decrease in amortization of acquired intangibles of $0.3 million in the first quarter of 2004 as compared to the first quarter of 2003. As a result, services gross margin as a percentage of services revenue increased over the same period in 2003.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue decreased $1.9 million in the first quarter of 2004 as compared to the first quarter of 2003, primarily due to a decrease in employee salary and benefit costs of $1.7 million resulting from the reduction of support personnel. Gross margin as a percentage of maintenance revenue increased for the first quarter of 2004 as compared to the first quarter of 2003, due to decreased costs of maintenance.

Operating Expenses

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003	% Change

	(In millions, except percentages)
Marketing and sales	$81.2	$83.6	(3)%
Research and development	87.2	85.1	2%
General and administrative	19.8	26.7	(26)%

Expenses as a Percent of Total Revenue

Marketing and sales	31%	32%
Research and development	33%	32%
General and administrative	7%	10%

      Overall operating expenses declined by $7.2 million in the three months ended April 3, 2004 as compared to the same period in 2003, primarily as a result of cost reductions from our 2003 restructuring activities described more fully below in “Restructuring and Other Charges”. We expect our operating expenses to be flat to up slightly during the remainder of 2004 as we continue to realize cost reductions from our 2003 and

2004 restructurings, offset by increased expenses from research and development and selected sales and marketing programs.

      Foreign currency exchange rates increased operating expenses by $3.3 million in the three months ended April 3, 2004, as compared to the same period in 2003, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.

Marketing and Sales

      Marketing and sales expense decreased $2.4 million in the three months ended April 3, 2004 as compared to the same period in 2003. The decrease in Marketing and sales expense in the three months ended April 3, 2004 is primarily due to a decrease of $4.2 million in commission payments to Innotech as a result of our acquisition of distribution rights to certain customers from Innotech and a decrease of $1.2 million in depreciation due to the prior years’ restructuring activities, partially offset by an increase of $3.5 million in outside sales costs as compared to 2003.

Research and Development

      Research and development expense increased $2.0 million in the three months ended April 3, 2004 as compared to the same period in 2003, primarily due to a $3.8 million increase in salaries and benefits, partially offset by a $2.2 million reduction in outsourced services.

General and Administrative

      General and administrative expense decreased $6.9 million in the three months ended April 3, 2004, as compared to the same period in 2003, primarily due to a $6.2 million reduction in legal expense and a decrease of $1.5 million in salary and benefits resulting from a reduction in employee headcount and associated costs in connection with our restructuring activities.

Amortization of Acquired Intangibles

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

	(In millions)
Amortization of acquired intangibles	$15.9	$14.8

      Amortization of acquired intangibles increased $1.1 million in the three months ended April 3, 2004 compared to the three months ended March 29, 2003, primarily due to a $2.4 million increase in amortization of intangibles acquired from Get2Chip.com, Inc., Innotech Corporation, and Verplex Systems, Inc., partially offset by a $0.8 million decrease in amortization of intangibles acquired from Design Acceleration, Inc. and Simplex Solutions, Inc.

Amortization of Deferred Stock Compensation

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

	(In millions)
Amortization of deferred stock compensation	$8.0	$6.1

      We amortize deferred stock compensation related to fixed awards using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned. Amortization of deferred stock compensation increased $1.9 million for the three months ended April 3, 2004 as compared to the same period in 2003, primarily due to a $2.1 million increase in the amortization of deferred stock compensation related to incentive stock grants, and a $1.1 million increase in the amortization of deferred stock compensation related to the Verplex and Get2Chip acquisitions. This increase was partially offset by a $1.2 million decrease in the amortization of deferred stock compensation related to our acquisition of CadMOS Design Technologies, Inc., Celestry Design Technologies, Inc., and Plato Design Systems, Inc.

Restructuring and Other Charges

      We initiated a separate plan of restructuring in each year beginning in 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.

      The restructuring plans initiated in 2001 through 2003, or the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring, were intended to decrease costs by reducing workforce and consolidating facilities and resources, to align our cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business/infrastructure groups throughout the world. The 2003 Restructuring was targeted at reducing costs throughout the company.

      During the first quarter of 2004, we commenced a new plan of restructuring, or the 2004 Restructuring, which was also intended to decrease costs and realize efficiencies by reducing workforce and resources throughout the company to align our cost structure with expected revenues.

      A summary of restructuring and other charges by plan of restructuring for the three months ended April 3, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$4.6	$0.1	$ - - - -	4.7
2003 Plan	(0.1)	0.4	0.2	0.5
2002 Plan	- - - -	- - - -	- - - -	- - - -
2001 Plan	- - - -	- - - -	0.3	0.3

Total	$4.5	$0.5	$0.5	$5.5

      We did not incur any restructuring costs during the first quarter of 2003.

      Frequently, asset write-downs are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.

      Closure and space reduction costs included payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, and costs to maintain facilities during the abandonment period. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing a building, certain assumptions were made related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and common area charges.

      As of April 3, 2004, we had accrued the low end of the lease loss range related to all worldwide restructuring activities initiated since 2001, which is estimated to be $20.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. As of April 3, 2004, we have estimated that the high end of the lease loss range could be as much as $45.1 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through

2004 Restructurings of $83.4 million related to reducing space or the closing of 32 sites, of which 22 have been vacated and ten have been downsized.

      Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructurings, based on then-currently available information, our restructuring activities may not achieve the benefits anticipated on the timetable or at the level contemplated. Demand for our products and services and, ultimately, our future financial performance, is difficult to predict with any degree of certainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.

      The following is further discussion of the activity under each restructuring plan:

      2004 Restructuring – The 2004 Restructuring is expected to result in the termination of approximately 86 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to April 3, 2004, with all termination benefits expected to be paid by January 1, 2005.

      We expect to incur approximately $1.0 million of future severance costs in connection with the 2004 Restructuring. We project annualized savings in employee salary and benefits costs of approximately $13.2 million resulting from employee terminations under the 2004 Restructuring.

      2003 Restructuring – During the first quarter we incurred $0.5 million of expense related to the 2003 Restructuring, primarily comprised of contract termination and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring.

      We expect to incur an additional $4 million to $6 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred.

      2001 Restructuring – Facilities-related charges recorded during the first quarter under the 2001 Restructuring were $0.3 million, primarily connected with changes in lease loss estimates.

Interest Expense

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

	(In millions)
Interest expense	$1.6	$0.7

      Interest expense increased $0.9 million in the three months ended April 3, 2004 as compared to the three months ended March 29, 2003 primarily due to a $0.8 million increase in imputed interest on acquisition-related payments and $0.7 million of amortization expense related to the issuance of our convertible notes in August 2003, partially offset by a decrease of $0.5 million in interest expense related to our now-terminated credit facilities.

Other Expense, net

      Other expense, net, for the three months ended April 3, 2004 and March 29, 2003 is as follows:

		Restated
	April 3,	March 29,
	2004	2003

	(In millions)
Interest income	$1.0	$1.0
Gain on foreign exchange	1.0	3.5
Equity in loss from investments, net	(6.3)	(1.9)
Other	1.7	(6.1)

Other expense, net	$(2.6)	$(3.5)

      In the three months ended April 3, 2004, Other income of $1.7 million was comprised of $4.6 million of gains on the sale of short-term investments, partially offset by $2.1 million of impairment of investments and $0.8 million of Other loss, net. In the three months ended March 29, 2003, Other loss of $6.1 million was comprised of $1.1 million of losses on sales of receivables, $1.5 million of impairment of investments and $3.5 million of Other loss, net.

Income Taxes

      The following table presents our effective tax rate:

	Three Months Ended

		Restated
	April 3,	March 29,
	2004	2003

Effective tax rate	22.0%	21.1%

      Based on current estimates, we project the effective tax rate for the fiscal year ending January 1, 2005 will be approximately 22.0%. The effective tax rate increased for the three months ended April 3, 2004 compared to the three months ended March 29, 2003, due to an expected decrease in tax benefits from foreign income taxed at a lower rate than the U.S. federal income tax rate and lower research and development tax credits, partially offset by an expected decrease in non-deductible stock compensation.

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

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments.

      Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we have assessed the likelihood of adverse outcomes resulting from these examinations, including the current IRS assessments. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the period or periods recorded.

Liquidity and Capital Resources

      At April 3, 2004, our principal sources of liquidity consisted of $494.1 million of Cash and cash equivalents and Short-term investments, compared to $418.4 million at January 3, 2004. The primary sources of our cash for the three months ended April 3, 2004 were receipts from software licenses and the sale or lease of our hardware products, proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plans. In the first quarter of 2004, our primary uses of cash consisted of payroll costs, product and services and general and administrative expenses and purchases of property, plant and equipment.

      At April 3, 2004, we had net working capital of $446.9 million, as compared with $360.3 million at January 3, 2004. The increase in net working capital was primarily due to an increase in Cash and Short-term investments of $75.7 million and an increase in Inventories of $9.1 million for expected shipments of our hardware products.

      Net cash provided by operating activities increased $58.6 million, to $59.7 million, during the first quarter of 2004 as compared to $1.0 million net cash provided by operating activities during the first quarter of 2003. The increase is primarily related to a larger reduction in Accounts payable and accrued liabilities in the first quarter of 2003 as compared to the first quarter of 2004, due primarily to larger payments of accrued severance, other accrued restructuring-related expenses and accrued bonuses in the first quarter of 2003 as compared to the first quarter of 2004.

      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the first quarter of 2004, we transferred accounts receivable totaling $5.1 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $20.1 million transferred during the first quarter of 2003.

      Our primary investing activities consisted of purchasing property, plant and equipment, and venture capital partnership and equity investments, which combined represented $23.5 million of cash used for investing activities in the first quarter of 2004, as compared to $22.8 million in the first quarter of 2003.

      As part of our overall investment strategy, we are a limited partner in two venture capital funds, Telos I and Telos II (referred to together as Telos). We and certain of our deferred compensation trusts are the sole limited partners of Telos I and we are the sole limited partner of Telos II. The partnership agreements governing Telos I and Telos II, which are substantially the same, require us to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with us, manages the partnerships and may be removed by us without cause. For both partnerships, the advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are our Chief Executive Officer and our Chairman of the Board of Directors. As of April 3, 2004, we had contributed $83.2 million to these partnerships and are contractually committed to contribute to them up to an additional $43.7 million. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005 and, in the case of Telos II, is July 3, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

      Net cash provided by financing activities for the first quarter of 2004 was $38.1 million compared to $82.7 million of net cash used for financing activities for the first quarter of 2003. In the first quarter of 2004, our primary source of cash from financing activities was $40.4 million from the issuance of stock upon exercise of employee options and stock purchase rights, as compared to $21.9 million in the first quarter of 2003.

      As compared to January 3, 2004, Other long-term liabilities decreased $29.6 million to $297.7 million at April 3, 2004. The decrease was primarily attributable to $22.9 million of reductions in Other long-term liabilities that are reflected as Accounts payable and accrued liabilities relating to indemnity holdbacks from purchase price payments for two business acquisitions. The components of Other long-term liabilities are $46.1 million of deferred compensation, $33.9 million of accrued restructuring charges and $217.7 million relating to indemnity holdbacks from acquisitions, deferred payments relating to acquisitions and deferred tax liabilities.

      We have received a revenue agent report (referred to as an RAR) from the IRS in which the IRS proposes to assess an aggregate tax deficiency for the tax years from 1997 to 1999 of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest with the IRS to certain of the proposed adjustments. We are challenging these proposed adjustments vigorously. The IRS may also make similar claims for tax returns filed for years subsequent to 1999. While we are protesting certain of the proposed adjustments, we cannot predict with certainty the ultimate outcome of the tax examination including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved.

      We expect to incur an additional $5 million to $7 million of future costs in connection with our restructuring activities, primarily for facilities-related charges connected with the 2003 Restructuring, which will be expensed as incurred. We expect annualized cost reductions resulting from the 2004 Restructuring of approximately $13.2 million in employee salary and benefits costs, related to employee terminations under the restructuring plan.

      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million that have been recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. We issued the Notes at par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain restrictive financial covenants.

      In November 2003, we filed with the SEC a resale registration statement with respect to the Notes. This registration statement was declared effective by the SEC on April 29, 2004, after the applicable deadline required to avoid liquidated damages. As a result, we incurred liquidated damages totaling $0.2 million. In addition, we will be obligated to pay liquidated damages in the event effectiveness of the resale registration statement is suspended beyond certain permitted periods.

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

      In connection with completed acquisitions, we are obligated to pay approximately $56.4 million in cash in 2004, primarily in the second quarter.

      In connection with our acquisitions completed prior to April 3, 2004, we may be obligated to pay up to an aggregate of $41.8 million in cash during the next 12 months, and an additional $82.6 million in cash during the four years after the next 12 months, if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation, and employee attrition below certain targets.

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

      None.

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

      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. While many of these companies appear to have experienced a gradual recovery in the second half of 2003 and the first quarter of 2004, they have continued their focus on cost containment. Any economic downturn could harm our business, operating results and financial condition.

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

      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have experienced quarterly net losses for four of the past five quarters, and we may experience net losses in future periods. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million. The failure to complete a license for one or more orders for our software products in a particular quarter could seriously harm our operating results for that quarter.

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

      In a number of our acquisitions, we have agreed to make future cash or stock payments based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, product development or employee attrition below certain targets goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business and also incentive stock or option grants to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In fiscal 2004 to date, we have issued 3.6 million shares to former stockholders of acquired companies, as contingent earnout purchase price.

      The additional goodwill and deferred stock compensation resulting from acquisitions related to the achievement of certain performance goals tied to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee attrition below certain targets. The goodwill is not expected to be deductible for income tax purposes.

      In connection with our acquisitions completed prior to April 3, 2004, we may be obligated to pay up to an aggregate of $41.8 million in cash during the next 12 months, and an additional $82.6 million in cash during the four years after the next 12 months, if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation and employee attrition below certain targets.

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

      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Even in the current economic climate, competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results. Additionally, if certain proposed accounting standards were adopted we would be required to record a charge to compensation expense for option grants which may affect our ability to provide equity compensation to employees.

      In addition, regulations adopted by the NYSE and NASDAQ require stockholder approval for new stock option plans and significant amendments to existing plans, including increases in options, and prohibit NYSE and NASDAQ member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

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

      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 49% for the first quarter of 2004 and 48% for the first quarter of 2003. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen and the European Union euro, have had, and may continue to have, a seriously harmful effect on our revenue and operating results.

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

      On March 31, 2004, the Financial Accounting Standards Board, or FASB, consistent with recent actions of other accounting agencies and entities, issued a proposed Statement “Share Based Payment, an Amendment of FASB Statements No. 123 and 95” relating to the accounting for equity-based compensation. This statement proposes changes to U.S. Generally Accepted Accounting Principles, or GAAP, that, if imple-

mented, would require us to record a charge to compensation expense for stock option grants. We currently account for stock options under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, we have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation, if the option exercise price is not less than the fair market value of the common stock at the grant date. Starting in 2005, the FASB’s proposal would require that stock-based awards be accounted for using a fair-value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. We cannot predict whether the proposed regulations will be adopted, but if adopted they would have an adverse affect on our results of operations.

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

      We maintain international research and other facilities, some of which are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated given that damage to or disruptions at our international research and development facilities could have an adverse effect on our ability to develop new or improve existing products as compared to other businesses which may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war or terrorism.

We have taken, and continue to take, actions to address reportable conditions identified by our independent auditors with respect to our internal controls and operations. Despite our efforts to address these reportable conditions and, more generally, to establish and maintain effective controls, we may not be able to detect all errors in our financial reporting, which could adversely impact our reported financial results.

      As described in our 2003 Annual Report, our independent auditors identified certain matters involving our internal controls and operations that they considered to be “reportable conditions”, as defined by the American Institute of Certified Public Accountants, including the absence of appropriate (i) controls relating to investments in non-marketable securities and (ii) documentation, review and approval of significant non-revenue related transactions, and the corresponding accounting entries originating from departments other than corporate accounting. As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our control procedures. Notwithstanding such actions, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Consequently, despite our efforts to effectively address these reportable conditions and, more generally, to establish and maintain effective controls, errors in our financial reporting may occur, which could adversely impact our reported financial results.

          Risks Related to Our Securities

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

      We have a substantial level of debt. As of April 3, 2004, we had $420.3 million of outstanding indebtedness, including $420.0 million of the Notes we issued in August 2003. The level of our indebtedness, among other things, could:

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

      The terms of the Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 26.8 million shares of our common stock issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145.00% or more over specified periods, earnings per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount.

      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock.

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

      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at April 3, 2004.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Cash equivalents – variable rate	$183.8	1.22%
Commercial Paper – fixed rate	178.4	1.08%
Cash – variable rate	81.5	0.53%

Total interest-bearing instruments	443.7	1.03%
Total non-interest bearing cash	23.2

Total cash and cash equivalents	$466.9

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

      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. Forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other expense, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      We do not use forward contracts for trading purposes. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates in effect as the forward contracts mature.

      The table below provides information as of April 3, 2004 about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar. These forward contracts matured prior to April 16, 2004.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$87.3	108.83
Euro	16.5	0.82
Hong Kong dollars	10.7	7.78
Canadian dollars	5.8	1.33
British pound sterling	3.1	0.55
Singapore dollars	1.8	1.70
Swedish krona	1.7	7.55

	$126.9

Estimated fair value	$(3.8)

      While we actively and continually manage our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

      In August 2003, we issued $420.0 million principal amount of the Notes to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A, for which we received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain restrictive financial covenants.

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

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of April 3, 2004, the estimated fair value of the convertible notes hedge transactions was $144.7 million.

      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of April 3, 2004, the estimated fair value of the warrants sold was $64.8 million.

Item 4. Controls and Procedures

      Cadence carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of Cadence’s management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2004.

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

      The evaluation of Cadence’s disclosure controls and procedures and internal controls included a review of its processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, Cadence sought to identify any significant deficiencies or material weaknesses in its controls, to determine whether it had identified any acts of fraud involving personnel who have a significant role in its internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation is done every fiscal quarter so that Cadence’s conclusions concerning the effectiveness of these controls can be reported in its periodic reports filed with the SEC. Cadence’s internal controls are also evaluated on an ongoing basis by its internal auditors and by other personnel in its Finance organization. The overall goals of these evaluation activities are to monitor Cadence’s disclosure and internal controls and to make modifications as necessary. Cadence intends to maintain these controls, modifying them as circumstances warrant.

      The evaluation has allowed Cadence to make conclusions, as set forth below, regarding the state of its disclosure controls and procedures as of April 3, 2004. In connection with this evaluation, to improve the quality and timeliness of information available to management, Cadence made certain changes in its internal controls over financial reporting in 2004, as reflected below.

      As reported in the 2003 Annual Report, Cadence restated its Consolidated Balance Sheet as of December 28, 2002 and its Consolidated Statements of Operations for 2002 and the first three quarters of 2003 to properly reflect the equity method of accounting for certain equity investments and for certain other adjustments.

      During the first quarter of 2004, Cadence’s independent auditors issued a letter to our Audit Committee related to the audit of Cadence’s Consolidated Financial Statements for the year ended January 3, 2004 in which they noted certain matters involving Cadence’s internal control and operation that they considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect Cadence’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions, which are less serious findings than a finding of material weaknesses, were: the absence of appropriate controls relating to investments in non-marketable securities and the absence of appropriate documentation, review and approval of significant non-revenue related transactions, and the corresponding accounting entries originating from departments other than corporate accounting. As a result of these findings, Cadence’s Audit Committee authorized and directed management to implement actions to address these deficiencies and to enhance the reliability and effectiveness of Cadence’s control procedures.

      To address the insufficiency of appropriate controls relating to investments in non-marketable securities, Cadence implemented changes to its internal controls regarding reporting by Telos and its Mergers, Acquisitions and Alliances, or MA&A, group to Cadence’s corporate accounting group regarding Cadence and Telos investments. These changes include the implementation of written reporting and review policies to ensure that Cadence’s corporate accounting group receives and validates as complete and accurate on a quarterly basis all pertinent information relating to investments held directly by Cadence as well as Telos, so that Cadence can properly account for its investments in non-marketable securities.

      To address the absence of appropriate documentation, reviews and approvals of transactions, and accounting entries originating from departments other than corporate accounting, as of April 3, 2004, Cadence had taken actions designed to enhance its internal controls, including adopting and implementing formal written policies and procedures to ensure appropriate communication between Cadence’s corporate accounting group and other departments, including MA&A, Tax, Stock Administration and foreign locations, to facilitate the timely identification, documentation, review and approval of, and to ensure proper accounting for, significant non-revenue related and non-routine transactions. Cadence will implement these policies during 2004.

      Cadence believes that these efforts have addressed the significant deficiencies that affected or could have affected its internal controls. Based upon the foregoing, Cadence’s CEO and CFO have concluded that Cadence’s controls and procedures, after implementing the aforementioned actions, are effective in meeting the above-stated objectives. Cadence continues to improve and refine its internal controls. This process is ongoing, and Cadence seeks to foster an exemplary internal control environment. Cadence’s management, including its CEO and CFO, has concluded that, except for the deficiencies described above, and taking into account the efforts to address those deficiencies described above, as of April 3, 2004, its disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information it must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

A. Recent Sales of Unregistered Securities:

      In connection with our acquisition of CadMOS Design Technology, Inc., or CadMOS, completed in February 2001, we issued to former CadMOS shareholders an additional 139,707 shares of our capital stock on March 26, 2004 based on performance goals attained during the three months ended April 3, 2004. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

      In connection with our acquisition of DSM Technologies, Inc., or DSM, completed in January 2002, we issued to former DSM shareholders an additional 99,146 shares of our capital stock on March 1, 2004 based on performance goals attained during the three months ended January 3, 2004. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

B. Stock Repurchases:

      Cadence did not repurchase shares of its common stock during the quarter ended April 3, 2004. In August 2001, Cadence authorized a share repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. As of April 3, 2004, the remaining repurchase authorization under this program totaled $217.0 million.

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

(b) Reports on Form 8-K:

      On January 28, 2004, a Current Report on Form 8-K was furnished to the SEC to report that Cadence issued a press release and conducted a conference call announcing its financial results for the three months and the fiscal year ended January 3, 2004.

      On February 11, 2004, a Current Report on Form 8-K was furnished to the SEC to report that Cadence issued a press release announcing the election of Lip-Bu Tan to its Board of Directors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: May 10, 2004	By: /s/ H. Raymond Bingham

H. Raymond Bingham President, Chief Executive Officer, and Director

DATE: May 10, 2004	By: /s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.01	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, H. Raymond Bingham, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.