Form 10-Q
period 2004-07-03
CADENCE DESIGN SYSTEMS INC
filed 2004-08-10
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2004
OR
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

      On July 3, 2004, 269,681,400 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets: July 3, 2004 and January 3, 2004	1
	Condensed Consolidated Statements of Operations: Three and Six Months Ended July 3, 2004 and June 28, 2003	2
	Condensed Consolidated Statements of Cash Flows: Six Months Ended July 3, 2004 and June 28, 2003	3
	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	57

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 2.	Changes in Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Submission of Matters to a Vote of Security Holders	60

Item 5.	Other Information	60

Item 6.	Exhibits and Reports on Form 8-K	61

	Signatures	62
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.16
EXHIBIT 10.32
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	July 3,	January 3,
	2004	2004

Current Assets:
Cash and cash equivalents	$389,721	$384,525
Short-term investments	21,989	33,898
Receivables, net of allowance for doubtful accounts of $9,328 and $9,067, respectively	347,631	348,680
Inventories	24,144	16,926
Prepaid expenses and other	71,227	58,212

Total current assets	854,712	842,241
Property, plant and equipment, net	398,535	403,847
Goodwill	984,690	922,797
Acquired intangibles, net	244,503	237,508
Installment contract receivables, net	74,354	121,627
Other assets	239,059	289,882

Total Assets	$2,795,853	$2,817,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$261,516	$243,450
Current portion of deferred revenue	242,580	238,478

Total current liabilities	504,096	481,928

Long-Term Liabilities:
Long-term portion of deferred revenue	14,588	16,287
Convertible notes	420,000	420,000
Other long-term liabilities	290,050	327,406

Total long-term liabilities	724,638	763,693

Stockholders’ Equity:
Common stock and capital in excess of par value	1,047,415	1,034,190
Deferred stock compensation	(56,592)	(48,856)
Retained earnings	561,402	566,354
Accumulated other comprehensive income	14,894	20,593

Total stockholders’ equity	1,567,119	1,572,281

Total Liabilities and Stockholders’ Equity	$2,795,853	$2,817,902

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Revenue:
Product	$165,286	$160,774	$320,023	$309,232
Services	37,253	34,801	69,617	67,189
Maintenance	84,540	81,006	163,163	163,212

Total revenue	287,079	276,581	552,803	539,633

Costs and Expenses:
Cost of product	15,043	16,881	33,557	34,245
Cost of services	23,295	24,456	46,394	48,851
Cost of maintenance	13,465	14,533	27,170	30,133
Marketing and sales	80,172	82,620	161,395	166,235
Research and development	91,090	88,376	178,241	173,498
General and administrative	20,205	20,107	39,973	46,784
Amortization of acquired intangibles	16,021	15,066	31,931	29,906
Amortization of deferred stock compensation (A)	8,194	7,851	16,152	13,932
Restructuring and other charges	2,929	1,352	8,364	1,352
Write-off of acquired in-process technology	7,000	3,800	7,000	5,500

Total costs and expenses	277,414	275,042	550,177	550,436

Income (loss) from operations	9,665	1,539	2,626	(10,803)
Interest expense	(1,699)	(640)	(3,256)	(1,314)
Other expense, net	(3,215)	(7,898)	(5,844)	(11,407)

Income (loss) before provision (benefit) for income taxes	4,751	(6,999)	(6,474)	(23,524)
Provision (benefit) for income taxes	948	(1,695)	(1,522)	(5,182)

Net income (loss)	$3,803	$(5,304)	$(4,952)	$(18,342)

Basic net income (loss) per share	$0.01	$(0.02)	$(0.02)	$(0.07)

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.02)	$(0.07)

Weighted average common shares outstanding	272,362	267,887	272,210	268,128

Weighted average common and potential common shares outstanding – – assuming dilution	278,645	267,887	272,210	268,128

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$894	$1,081	$1,771	$1,699
Marketing and sales	1,626	2,230	3,859	4,240
Research and development	3,355	4,031	7,877	6,601
General and administrative	2,319	509	2,645	1,392

	$8,194	$7,851	$16,152	$13,932

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

		Restated
	July 3,	June 28,
	2004	2003

Cash and Cash Equivalents at Beginning of Period	$384,525	$371,327

Cash Flows from Operating Activities:
Net loss	(4,952)	(18,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,870	95,215
Amortization of deferred stock compensation	16,152	13,932
Equity in loss from investments, net	12,370	5,382
Gain on sale of investments	(7,297)	- - - -
Write-off of investment securities	1,924	4,460
Write-off of acquired in-process technology	7,000	5,500
Proceeds from the sale of receivables	5,149	27,880
Provisions for losses on trade accounts receivable and sales returns	1,268	13,582
Other non-cash items	(263)	3,249
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(174)	(5,078)
Inventories	(7,218)	(1,663)
Prepaid expenses and other	(5,968)	(2,859)
Installment contract receivables	43,741	(33,529)
Other assets	1,050	20,953
Accounts payable and accrued liabilities	(12,789)	(89,712)
Deferred revenue	1,885	(6,802)
Other long-term liabilities	16,272	8,393

Net cash provided by operating activities	161,020	40,561

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments – – available-for-sale	3,557	- - - -
Proceeds from the sale of long-term investments	6,942	- - - -
Proceeds from sale of equipment	3,625	- - - -
Purchases of property, plant and equipment	(33,688)	(40,105)
Purchases of software licenses	(650)	(2,282)
Investment in venture capital partnerships and equity investments	(13,417)	(9,402)
Cash paid in business combinations, net of cash acquired	(96,803)	(102,353)

Net cash used for investing activities	(130,434)	(154,142)

Cash Flows from Financing Activities:
Proceeds from credit facility	- - - -	45,000
Principal payments on credit facility and capital leases	(321)	(63,247)
Payment of convertible notes issuance costs	(1,920)	- - - -
Proceeds from issuance of common stock	45,866	28,796
Purchases of treasury stock	(69,846)	(61,964)

Net cash used for financing activities	(26,221)	(51,415)

Effect of exchange rate changes	831	882

Increase (decrease) in cash and cash equivalents	5,196	(164,114)

Cash and Cash Equivalents at End of Period	$389,721	$207,213

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

      The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restatement

      In Cadence’s 2003 Annual Report, Cadence restated its Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002, and for the first three quarters of fiscal 2003. The accompanying Condensed Consolidated Financial Statements present restated results for the three and six months ended June 28, 2003. For the three and six months ended June 28, 2003, adjustments were made to income (loss) on equity investments, amortization of deferred stock compensation, revenue, amortization of internally developed software, foreign currency transaction gains (losses), Other expense, net, and the tax effect of these restatement adjustments. Adjustments were also made to reclassify amortization of certain intangible assets from Amortization of acquired intangibles to Cost of product, Cost of services and Cost of maintenance.

NOTE 2.	STOCK-BASED COMPENSATION

      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock – Based Compensation”. The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the three and six months ended July 3, 2004 and June 28, 2003, because management believes the amount yielded by this method is representative of prospective trends. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the three and six months ended July 3, 2004 and June 28, 2003 using the following weighted average assumptions assuming a dividend yield of zero for all periods:

	Stock Options

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Risk-free interest rate	3.62%	3.36%	3.34%	3.36%
Volatility of the expected market price of Cadence’s common stock	35%	38%	39%	38%
Weighted average expected life of an option	5 Years	5 Years	5 Years	5 Years

	Employee Stock
	Purchase Plans

	July 3,	June 28,
	2004	2003

Risk-free interest rate, based on weighted average	1.01%	1.10%
Volatility of the expected market price of Cadence’s common stock	41%	38%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years

      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based compensation:

	Three Months Ended		Six Months Ended

		Restated		Restated
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income (loss):
As reported	$3,803	$(5,304)	$(4,952)	$(18,342)
Add: Stock-based employee compensation expense included in reported Net income (loss), net of related tax effects	6,467	5,574	12,713	9,892
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(16,330)	(22,581)	(40,097)	(57,119)

Pro forma	$(6,060)	$(22,311)	$(32,336)	$(65,569)

Basic and diluted net income (loss) per share:
As reported	$.01	$(.02)	$(0.02)	$(0.07)

Pro forma	$(.02)	$(.08)	$(0.12)	$(0.24)

NOTE 3.	ACQUISITIONS

Neolinear, Inc.

      In April 2004, Cadence acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. Cadence purchased Neolinear to acquire key personnel and technology. As discussed in Note 5, prior to the acquisition Cadence held an equity investment in Neolinear of approximately $3 million, representing a 12% ownership. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue targets and product development are achieved over a period of approximately four years following the acquisition. Neolinear’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Neolinear and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$13,383
Property, plant and equipment	288
Other assets	46
Acquired intangibles:
Existing technology (five-year weighted-average useful life)	19,600
Backlog (three-year weighted-average useful life)	1,700
Patents (five-year weighted-average useful life)	4,700
In-process technology	7,000
Non-compete agreements (three-year weighted-average useful life)	1,200
Trademarks (five-year weighted-average useful life)	1,400
Goodwill	38,319

Total assets acquired	87,636

Current liabilities	1,762
Long-term liabilities	7,783

Total liabilities assumed	9,545

Net assets acquired	$78,091

      The $7.0 million of purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      The $38.3 million of goodwill was assigned to the Product segment. The goodwill is not expected to be deductible for income tax purposes.

      Comparative pro forma financial information for the acquisition of Neolinear has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

Acquisition-Related Earnouts

      For a number of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development, and employee retention. The specific performance goal levels, and amounts and timing of contingent purchase price payments, vary with each acquisition.

      In the three months ended July 3, 2004, Cadence recorded $18.4 million of goodwill as contingent purchase price to stockholders of acquired companies. The $18.4 million of goodwill consisted of $9.6 million of cash payments, $2.3 million of accrued cash payments, and the issuance of shares of common stock valued at $6.5 million.

      In the six months ended July 3, 2004, Cadence recorded $28.3 million of goodwill as contingent purchase price to stockholders of acquired companies. The $28.3 million of goodwill consisted of $9.6 million of cash payments, $2.3 million of accrued cash payments and the issuance of shares of common stock valued at $16.4 million. In addition, during the six months ended July 3, 2004, Cadence recognized deferred stock compensation of $1.3 million in connection with these acquisitions and in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)”.

NOTE 4.	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

      The changes in the carrying amount of goodwill for the six months ended July 3, 2004 were as follows:

	Product	Services
	Segment	Segment	Total

	(In thousands)
Balance as of January 3, 2004	$792,656	$130,141	$922,797
Goodwill resulting from acquisitions during the year	38,319	- - - -	38,319
Additions due to earnouts	28,323	- - - -	28,323
Other	(4,749)	- - - -	(4,749)

Balance as of July 3, 2004	$854,549	$130,141	$984,690

      During the six months ended July 3, 2004, Cadence recorded other adjustments of $4.7 million in the carrying amount of goodwill, primarily as a result of a decrease in the initial purchase price totaling $3.8 million related to the 2003 acquisition of Celestry Design Technologies, Inc. and $0.8 million related to the 2003 acquisition of Get2Chip.com, Inc.

Acquired Intangibles, net

      Acquired intangibles with finite lives as of July 3, 2004 and January 3, 2004 were as follows:

	As of July 3, 2004			As of January 3, 2004

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing technology and backlog	$584,107	$(396,061)	2.9 Years	$528,857	$(352,727)	2.9 Years
Agreements and relationships	42,246	(17,385)	4.6 Years	41,046	(12,139)	4.9 Years
Distribution rights	30,100	(3,010)	9.0 Years	30,100	(1,505)	9.5 Years
Tradenames/ trademarks/ patents	7,034	(2,528)	3.5 Years	5,634	(1,758)	3.3 Years

Total acquired intangibles	$663,487	$(418,984)	3.8 Years	$605,637	$(368,129)	3.9 Years

      For the three months ended July 3, 2004, amortization of acquired intangibles was $26.4 million as compared to $26.0 million for the same period in 2003. For the six months ended July 3, 2004, amortization of acquired intangibles was $52.6 million as compared to $51.3 million for the same period in 2003.

Estimated future amortization expense is as follows (in thousands):
2004 – remaining periods	$49,477
2005	84,566
2006	47,375
2007	27,660
2008	15,239
Thereafter	20,186

Total estimated amortization expense	$244,503

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

NOTE 5.	MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES

Marketable Securities

      Cadence accounts for its marketable securities as available-for-sale and classifies them as Short-term investments in the Condensed Consolidated Balance Sheets. There were no net recognized gains or losses from sales of marketable securities during the three months ended July 3, 2004. Net recognized gains from the sale of marketable securities were $3.3 million for the six months ended July 3, 2004. There were no net recognized gains or losses from sales of marketable securities for the three and six months ended June 28, 2003.

      There were no recognized losses from other-than-temporary declines in the market value of marketable securities for the three months ended July 3, 2004. Recognized losses from other-than-temporary declines in the market value of marketable securities totaled $0.7 million in the six months ended July 3, 2004. There were no recognized losses from other-than-temporary declines in market value of marketable securities in the three and six months ended June 28, 2003.

Non-Marketable Securities

      Cadence uses either the cost or equity method of accounting for its long-term, non-marketable investment securities included in Other assets in the Condensed Consolidated Balance Sheets. Cadence recorded net gains of $2.7 million and $4.0 million from the sale of non-marketable investment securities during the three and six months ended July 3, 2004, respectively. There were no recognized gains or losses on the sale of non-marketable investment securities during the three and six months ended June 28, 2003. If Cadence determines that an other-than-temporary decline in fair value exists for a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in its Condensed Consolidated Statements of Operations.

      The following table presents the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners L.P., Telos Venture Partners II, L.P., and Telos Venture Partners III, L.P.

	July 3,	January 3,
	2004	2004

	(In thousands)
Non-Marketable Securities – Application of Cost Method	$34,688	$34,756
Non-Marketable Securities – Application of Equity Method	15,308	18,526

Total	$49,996	$53,282

Cost Method Investments

      Cadence recorded no write-downs due to other-than-temporary declines in value of its cost method investments during the three months ended July 3, 2004. Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $1.2 million during the six months ended July 3, 2004. Cadence recorded write-downs due to other-than-temporary declines in value of $3.0 million and $4.5 million during the three and six months ended June 28, 2003, respectively. These write-downs are included in Other expense, net, in the Condensed Consolidated Statements of Operations.

Equity Method Investments

      During the first six months of 2004, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies, which Cadence accounted for under the equity method of accounting: Accent S.r.l., Ammocore Technology, Inc., Clear Shape Technologies, Inc., Coventor, Inc., CoWare, Inc., E-Z-CAD, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Neolinear, Inc., Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd. On April 15, 2004, Cadence acquired all of the outstanding capital stock of Neolinear, Inc., as more fully described in Note 3.

      During the first six months of 2003, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies, which Cadence accounted for under the equity method of accounting: Accent S.r.l., Ammocore Technology, Inc., Coventor, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Neolinear, Inc., Theta Microelectronics, Inc., and ZCIST Co., Ltd.

      The following table presents summary financial data of our equity method investments for the three and six months ended July 3, 2004:

	Three Months	Six Months
	Ended	Ended

	(In thousands)
Net sales	$8,285	$19,318
Costs and expenses	(24,053)	(52,610)
Operating loss	(15,768)	(33,292)
Net loss	(13,746)	(29,258)

      In accordance with the equity method of accounting, Cadence records its proportional share of the investee gains or losses in Other expense, net. Cadence records its interest in equity method gains and losses in the quarter following occurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Condensed Consolidated Financial Statements. Cadence’s proportional share of net losses was $6.1 million and $12.4 million for the three and six months ended July 3, 2004, respectively. Cadence’s proportional share of net losses was $3.6 million and $5.4 million for the three and six months ended June 28, 2003, respectively. As of July 3, 2004, the difference between the carrying value of Cadence’s investments in the investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial.

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

      The asset-related portion of the 2004 Restructuring was accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges under this restructuring plan were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – An Amendment of Financial Accounting Standards Board, or FASB, Statements No. 5 and 43.”

      Closure and space reduction costs included in restructuring were comprised of payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, certain assumptions were made related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

      Since 2001, Cadence has recorded facilities consolidation charges of $84.1 million related to space reductions or closures of 32 sites. As of July 3, 2004, 22 of these sites had been vacated and space reductions occurred at the remaining ten sites.

      As of July 3, 2004, Cadence’s best estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 is $17.5 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $41.4 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

      Restructuring and other charges incurred by plan of restructuring for the three months ended July 3, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities		Total

	(In thousands)
2004 Plan	$2,403	$ - - -	- $	- - - -	$2,403
2003 Plan	(239)	669		- - - -	430
2002 Plan	- - - -	(559)		449	(110)
2001 Plan	- - - -	- - - -		206	206

Total	$2,164	$110		$655	$2,929

      Restructuring and other charges incurred by plan of restructuring for the six months ended July 3, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$6,975	$91	$ - - - -	$7,066
2003 Plan	(299)	1,075	156	932
2002 Plan	- - - -	(584)	449	(135)
2001 Plan	- - - -	- - - -	501	501

Total	$6,676	$582	$1,106	$8,364

      Total restructuring and other costs accrued as of July 3, 2004 were $51.2 million, consisting of $23.4 million in Accounts payable and accrued liabilities and $27.8 million in Other long-term liabilities in the Condensed Consolidated Balance Sheets. Cadence expects to pay substantially all of the asset-related and severance and benefits-related restructuring liabilities for all its restructuring plans prior to 2006 and all of the facilities-related restructuring liabilities for all its restructuring plans prior to 2016.

      Activity for the second quarter of 2004 and the six months ended July 3, 2004 associated with each plan of restructuring is discussed below.

2004 Restructuring

      The 2004 Restructuring is expected to result in the termination of approximately 121 employees. Costs resulting from this restructuring include severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to July 3, 2004, with all termination benefits expected to be paid by January 1, 2005.

      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the three months ended July 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities		Total

	(In thousands)
Balance, April 3, 2004	$2,263	$32	$	- - - -	$2,295
Restructuring and other charges, net	2,403	- - - -		- - - -	2,403
Non-cash charges	- - - -	- - - -		- - - -	- - - -
Cash payments	(2,669)	(30)		- - - -	(2,699)
Effect of foreign currency translation	12	(2)		- - - -	10

Balance, July 3, 2004	$2,009	$ - - - -	$	- - - -	$2,009

      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the six months ended July 3, 2004:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, January 3, 2004	$ - - - -	$	- - - -	$	- - - -	$	- - - -
Restructuring and other charges, net	6,975		91		- - - -		7,066
Non-cash charges	- - - -		(59)		- - - -		(59)
Cash payments	(4,980)		(30)		- - - -		(5,010)
Effect of foreign currency translation	14		(2)		- - - -		12

Balance, July 3, 2004	$2,009	$	- - - -	$	- - - -		$2,009

2003 Restructuring

      Cadence incurred $0.4 million and $0.9 million of expense in the three and six months ended July 3, 2004, respectively, related to the 2003 Restructuring. These expenses were primarily comprised of contract termination charges as well as storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring.

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the three months ended July 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, April 3, 2004	$2,674	$7,375	$9,033	$19,082
Restructuring and other charges, net	(239)	669	- - - -	430
Non-cash charges	- - - -	- - - -	13	13
Cash payments	(1,207)	(253)	(859)	(2,319)
Effect of foreign currency translation	(17)	(101)	(87)	(205)

Balance, July 3, 2004	$1,211	$7,690	$8,100	$17,001

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the six months ended July 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$4,573	$7,006	$9,632	$21,211
Restructuring and other charges, net	(299)	1,075	156	932
Non-cash charges	- - - -	15	(80)	(65)
Cash payments	(3,023)	(610)	(1,606)	(5,239)
Effect of foreign currency translation	(40)	204	(2)	162

Balance, July 3, 2004	$1,211	$7,690	$8,100	$17,001

2002 Restructuring

      During the second quarter of 2004, Cadence incurred $0.4 million of facilities expenses related to the 2002 Restructuring, primarily comprised of changes in lease loss estimates and other expenses incurred to sublease facilities. The facilities expenses were offset by the release of $0.5 million related to the reversal of accrued contract termination costs not incurred. The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the three months ended July 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, April 3, 2004	$731	$1,140	$14,163	$16,034
Restructuring and other charges, net	- - - -	(559)	449	(110)
Non-cash charges	- - - -	- - - -	- - - -	- - - -
Cash payments	(11)	- - - -	(1,109)	(1,120)
Effect of foreign currency translation	(2)	(9)	(67)	(78)

Balance, July 3, 2004	$718	$572	$13,436	$14,726

      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the six months ended July 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$1,361	$1,146	$14,845	$17,352
Restructuring and other charges, net	- - - -	(584)	449	(135)
Non-cash charges	- - - -	- - - -	- - - -	- - - -
Cash payments	(625)	(7)	(1,933)	(2,565)
Effect of foreign currency translation	(18)	17	75	74

Balance, July 3, 2004	$718	$572	$13,436	$14,726

2001 Restructuring

      Cadence recorded facilities-related charges under the 2001 Restructuring of $0.2 million and $0.5 million in the three and six months ended July 3, 2004, respectively, primarily due to changes in lease loss estimates and costs associated with facilities vacated as part of the 2001 Restructuring plan.

      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for the three months ended July 3, 2004:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, April 3, 2004	$ - - - -	$	- - - -	$20,106	$20,106
Restructuring and other charges, net	- - - -		- - - -	206	206
Non-cash charges	- - - -		- - - -	- - - -	- - - -
Cash payments	- - - -		- - - -	(2,612)	(2,612)
Effect of foreign currency translation	- - - -		- - - -	(244)	(244)

Balance, July 3, 2004	$ - - - -	$	- - - -	$17,456	$17,456

      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for the six months ended July 3, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$ - - - -	$96	$20,903	$20,999
Restructuring and other charges, net	- - - -	- - - -	501	501
Non-cash charges	- - - -	- - - -	- - - -	- - - -
Cash payments	- - - -	(96)	(4,315)	(4,411)
Effect of foreign currency translation	- - - -	- - - -	367	367

Balance, July 3, 2004	$ - - - -	$ - - - -	$17,456	$17,456

NOTE 7.	CONVERTIBLE NOTES

      In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million that were recorded in other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The Notes were issued by Cadence at par and bear no interest. The Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require Cadence to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain restrictive financial covenants.

      On July 2, 2004 the Emerging Issues Task Force of the FASB, or EITF, reached a tentative conclusion on Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, or EITF 04-08. If the EITF were to reach a consensus in agreement with the tentative conclusion on EITF 04-08, it would require Cadence to include in diluted earnings per share, on the “if-converted” method, the aggregate of approximately 26.8 million shares of Cadence common stock into which the Notes may be converted, regardless of whether the conversion threshold has been met. If a consensus is reached on EITF 04-08, adoption may require Cadence to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. Cadence believes that, if adopted in its current form, EITF 04-08 would have a material adverse effect on its diluted earnings per share.

      In November 2003, Cadence filed with the SEC a resale registration statement with respect to the Notes. This registration statement was declared effective by the SEC on April 29, 2004.

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

Legal Proceedings

      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, Cadence accrues a liability for the estimated loss at the low end of the range. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

      While the outcome of these litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on Cadence’s consolidated financial position or results of operations.

Other Contingencies

      Cadence provides its customers with a warranty on sales of hardware products for a 90-day period. These warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, Cadence has not incurred any significant costs related to warranty obligations.

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

      From time to time, Cadence has provided, and may in the future provide, guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary. The maximum exposure on these guarantees is not significant, either individually or in the aggregate.

NOTE 9.	STOCKHOLDERS’ EQUITY

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) during the period, the numerator, by the weighted average number of shares of common stock outstanding, the denominator. Diluted net income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the six months ended July 3, 2004 and during the three and six months ended June 28, 2003, dilutive net loss per share is computed without the effect of equity instruments considered to be potential common shares because the impact would have been antidilutive.

      The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to weighted average common and potential common shares used to calculate diluted net income (loss) per share:

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In thousands)
Weighted average common shares used to calculate basic net income (loss) per share	272,362	267,887	272,210	268,128
Options	5,532	- - - -	- - - -	- - - -
Restricted Stock and ESPP shares	751	- - - -	- - - -	- - - -

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	278,645	267,887	272,210	268,128

      The following table presents the potential shares of Cadence common stock outstanding at July 3, 2004 and June 28, 2003 which were not included in the computation of diluted net income (loss) per share for the six months ended July 3, 2004 and for the three and six months ended June 28, 2003, because the effect of including these shares would have been antidilutive:

	Three Months Ended		Six Months Ended

		Restated		Restated
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2014)	34,304	69,632	67,418	69,632
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	- - - -	26,829	- - - -
Potential common shares in connection with convertible notes (expiring in 2018)	26,837	- - - -	26,837	- - - -
Restricted Stock awards	- - - -	1,277	3,195	1,277

Total potential common shares outstanding	87,970	70,909	124,279	70,909

Stock Repurchase Plan

      In August 2001, Cadence authorized a stock repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of Cadence’s employee stock option and purchase plans and acquisitions. Cadence spent $69.8 million to repurchase 5.0 million shares during the three months ended July 3, 2004. Cadence did not repurchase any shares of its common stock during the three months ended June 28, 2003. Cadence spent $69.8 million to repurchase 5.0 million shares during the six months ended July 3, 2004, as compared to $62.0 million to repurchase 6.2 million shares during the six months ended June 28, 2003. As of July 3, 2004, the remaining repurchase authorization under this program totaled $147.2 million.

Stock-Based Compensation

Employee Stock Purchase Plans

      The following table presents the common shares issued under Cadence’s ESPPs:

	Six Months Ended

		Restated
	July 3,	June 28,
	2004	2003

Cadence shares issued under the ESPPs	1,990,174	932,245
Weighted average purchase price	$8.50	$8.43

Weighted average fair value	$16.57	$9.92

      The purchase dates under Cadence’s ESPPs are in February and August, accordingly Cadence did not issue shares under its ESPPs during the three months ended July 3, 2004 or the three months ended June 28, 2003.

Other Stock-Based Compensation

      At July 3, 2004, Cadence had six other stock-based employee compensation plans (excluding director plans). Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.

      Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended July 3, 2004 was $4.92 as compared to $5.96 during the three months ended June 28, 2003. The weighted average fair value of options granted during the six months ended July 3, 2004 was $5.15 as compared to $5.63 during the six months ended June 28, 2003.

      For fixed awards, Cadence amortizes deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, stock-based compensation expense is recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the three months ended July 3, 2004 and June 28, 2003 Cadence recorded amortization of deferred stock compensation of $8.2 million and $7.9 million, respectively. For the six months ended July 3, 2004 and June 28, 2003 Cadence recorded amortization of deferred stock compensation of $16.2 million and $13.9 million, respectively.

      The following table presents the activity recorded in deferred compensation included in the accompanying Condensed Consolidated Balance Sheet as of July 3, 2004:

Deferred Stock
Compensation

(In thousands)
Balance as of January 3, 2004	$(48,856)
Amortization of deferred stock compensation	16,152
Warrants and stock options	(2,060)
Restricted stock related to acquisitions	(4,131)
Restricted stock related to incentive stock awards	(19,632)
Forfeitures	1,935

Balance as of July 3, 2004	$(56,592)

      During the six months ended July 3, 2004, Cadence issued 1.4 million shares of restricted stock to certain employees. Cadence recorded deferred stock compensation of $19.6 million in the accompanying Condensed Consolidated Balance Sheets in connection with these incentive stock awards.

NOTE 10.	COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale, net of related tax effects. These transactions have been excluded from Net income (loss) and are reflected instead in Stockholders’ Equity.

      The following table sets forth the activity in Other comprehensive income (loss):

	Three Months Ended		Six Months Ended

		Restated		Restated
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$3,803	$(5,304)	$(4,952)	$(18,342)
Translation gain (loss)	(1,063)	2,000	831	882
Unrealized gain (loss) on investments, net of related tax effects	(3,143)	7,403	(6,530)	5,946

Comprehensive income (loss)	$(403)	$4,099	$(10,651)	$(11,514)

NOTE 11.	SEGMENT AND GEOGRAPHY REPORTING

      Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results within three segments: Product, Services and Maintenance.

      The Product segment includes revenue and associated costs from software licensing, and sales and leases of hardware technology and intellectual property. The Services segment includes revenue and associated costs to provide methodology and design services either to assist companies in developing electronic designs or to assume responsibility for the design effort for customers that outsource this work. The Maintenance segment includes revenue and associated costs primarily for a technical support organization. Maintenance agreements are offered to customers either as part of Cadence’s product license agreements or separately.

      Segment income (loss) from operations is defined as gross margin less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Restructuring and other charges, Write-off of acquired in-process technology, Interest expense and Other expense, net. Information about the profitability of Cadence’s segments is available only to the extent of gross margin by segment and write-off of acquired in-process technology. Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Interest expense and Other expense, net, are managed on a functional basis. Cadence does not identify or allocate Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Interest expense and Other expense, net, because the information is not available by segment and is not reviewed by Cadence’s CEO in making decisions about resources to be allocated among the segments or to assess their performance. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers only.

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

      The following tables present information about reported segments for the three months ended July 3, 2004 and June 28, 2003:

	For the Three Months Ended July 3, 2004

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$165,286	$37,253	$84,540	$	- - - -	$287,079
Cost of revenue	15,043	23,295	13,465		- - - -	51,803

Gross margin	150,243	13,958	71,075		- - - -	235,276
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(215,682)	(215,682)
Restructuring and other charges	- - - -	- - - -	- - - -		(2,929)	(2,929)
Write-off of acquired in-process technology	(7,000)	- - - -	- - - -		- - - -	(7,000)
Interest expense and Other expense, net	- - - -	- - - -	- - - -		(4,914)	(4,914)

Segment income (loss) from operations	$143,243	$13,958	$71,075		$(223,525)	$4,751

	For the Three Months Ended June 28, 2003 – Restated

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$160,774	$34,801	$81,006	$	- - - -	$276,581
Cost of revenue	16,881	24,456	14,533		- - - -	55,870

Gross margin	143,893	10,345	66,473		- - - -	220,711
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(214,020)	(214,020)
Restructuring and other charges	- - - -	- - - -	- - - -		(1,352)	(1,352)
Write-off of acquired in-process technology	(3,800)	- - - -	- - - -		- - - -	(3,800)
Interest expense and Other expense, net	- - - -	- - - -	- - - -		(8,538)	(8,538)

Segment income (loss) from operations	$140,093	$10,345	$66,473		$(223,910)	$(6,999)

      The following tables present information about reported segments for the six months ended July 3, 2004 and June 28, 2003:

	For the Six Months Ended July 3, 2004

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$320,023	$69,617	$163,163	$	- - - -	$552,803
Cost of revenue	33,557	46,394	27,170		- - - -	107,121

Gross margin	286,466	23,223	135,993		- - - -	445,682
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(427,692)	(427,692)
Restructuring and other charges	- - - -	- - - -	- - - -		(8,364)	(8,364)
Write-off of acquired in-process technology	(7,000)	- - - -	- - - -		- - - -	(7,000)
Interest expense and Other expense, net	- - - -	- - - -	- - - -		(9,100)	(9,100)

Segment income (loss) from operations	$279,466	$23,223	$135,993		$(445,156)	$(6,474)

	For the Six Months Ended June 28, 2003 – Restated

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$309,232	$67,189	$163,212	$	- - - -	$539,633
Cost of revenue	34,245	48,851	30,133		- - - -	113,229

Gross margin	274,987	18,338	133,079		- - - -	426,404
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(430,355)	(430,355)
Restructuring and other charges					(1,352)	(1,352)
Write-off of acquired in-process technology	(5,500)	- - - -	- - - -		- - - -	(5,500)
Interest expense and Other expense, net	- - - -	- - - -	- - - -		(12,721)	(12,721)

Segment income (loss) from operations	$269,487	$18,338	$133,079		$(444,428)	$(23,524)

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

      In the three months ended July 3, 2004, no one customer accounted for more than 10% of total revenue, while during the three months ended June 28, 2003, one customer accounted for 12% of total revenue. In the six months ended July 3, 2004, and the six months ended June 28, 2003, no one customer accounted for more than 10% of total revenue.

      The following table presents a summary of revenue by geography:

	For the		For the
	Three Months Ended		Six Months Ended

		Restated		Restated
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
North America:
United States	$156,396	$145,854	$291,680	$282,301
Other	6,396	5,256	12,309	11,533

Total North America	162,792	151,110	303,989	293,834

Europe:
Germany	18,154	10,443	31,666	26,179
United Kingdom	9,355	10,897	16,444	19,301
Other Europe	26,500	20,366	47,632	40,971

Total Europe	54,009	41,706	95,742	86,451

Japan and Asia:
Japan	41,472	59,641	99,700	113,040
Asia	28,806	24,124	53,372	46,308

Total Japan and Asia	70,278	83,765	153,072	159,348

Total	$287,079	$276,581	$552,803	$539,633

      The following table presents a summary of long-lived assets by geography:

	As of

	July 3,	January 3,
	2004	2004

	(In thousands)
North America:
United States	$1,494,130	$1,457,982
Other	3,152	3,401

Total North America	1,497,282	1,461,383

Europe	85,667	87,793

Japan and Asia:
Japan	35,103	35,085
Asia	12,956	12,656

Total Japan and Asia	48,059	47,741

Total	$1,631,008	$1,596,917

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, referred to as the 2003 Annual Report. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

General

      We license electronic design automation, or EDA, software, sell or lease hardware technology and intellectual property and provide design and methodology services throughout the world to help manage and accelerate electronic product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronic systems.

      As part of our strategy, we have acquired companies, businesses and third party intellectual property to obtain technology and key personnel, and we expect to continue making acquisitions in the future.

      Over the last several years IC manufacturers and electronics companies experienced a downturn in demand and production, which resulted in reduced research and development spending by many of our customers. In the second half of 2003 and the first half of 2004, IC manufacturers and electronics companies appear to have experienced a gradual recovery but they have continued their focus on cost containment. In response to the general downturn in the economy, and in the electronics industry in particular, we have initiated significant restructuring activities over the past several years, including during the first half of 2004, to better align our cost structure with projected demand for our products and services and their resulting projected revenues.

      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.

      We continue to experience a customer preference for renewable license types, term and subscriptions, and expect the timing of license renewals to continue to impact our results of operations. Product revenue recognized from backlog comprised approximately 60% of total product revenue in 2003, 45% in 2002, and 30% in 2001. This trend is primarily due to increasing customer preference for subscription licenses and customer requirements for more flexible payment terms.

Restatement

      In our 2003 Annual Report, we restated our Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002, and for the first three quarters of fiscal 2003. The accompanying Condensed Consolidated Financial Statements present restated results for the three and six months ended June 28, 2003. For the three and six months ended June 28, 2003, adjustments were made to income (loss) on equity investments, amortization of deferred stock compensation, revenue, amortization of internally developed software, foreign currency transaction gains (losses), Other expense, net and the tax effect of these restatement adjustments. Adjustments were also made to reclassify amortization of certain intangible assets from Amortization of acquired intangibles to Cost of product, Cost of services and Cost of maintenance.

Acquisitions

      In April 2004, we acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. We purchased Neolinear to acquire key personnel and technology. Prior to the acquisition we held an equity investment in Neolinear of approximately $3 million, representing a 12% ownership interest. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” we accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue targets and product development are achieved over a period of approximately four years following the acquisition. Neolinear’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

Acquisition-Related Earnouts

      For a number of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development, and employee retention. The specific performance goal levels, and amounts and timing of contingent purchase price payments, vary with each acquisition.

      In the three months ended July 3, 2004, we recorded $18.4 million of goodwill as contingent purchase price to stockholders of acquired companies. The $18.4 million of goodwill consisted of $9.6 million of cash payments, $2.3 million of accrued cash payments, and the issuance of shares of common stock valued at $6.5 million.

      In the six months ended July 3, 2004, we recorded $28.3 million of goodwill as contingent purchase price to stockholders of acquired companies. The $28.3 million of goodwill consisted of $9.6 million of cash payments, $2.3 million of accrued cash payments, and the issuance of shares of common stock valued at $16.4 million. In addition, during the six months ended July 3, 2004, we recognized deferred stock compensation of $1.3 million, in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)”.

      In connection with our acquisitions completed prior to July 3, 2004, we may be obligated to pay up to an aggregate of $55.2 million in cash during the next 12 months and an additional $48.6 million in cash during the three years following the next twelve months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

Critical Accounting Estimates

      In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and restructuring charges have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

      Our critical accounting estimates are as follows:

•	revenue recognition;
•	accounting for income taxes;
•	valuation of long-lived and intangible assets, including goodwill; and
•	restructuring charges.

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

      Persuasive evidence of an arrangement – For subscription and term licenses and hardware leases, Cadence uses the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, Cadence uses a purchase order as evidence of an arrangement. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. Sales through Cadence’s Japanese distributor, Innotech, are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Occasionally, Cadence will deliver the software on a compact disc with standard transfer terms of free-on-board shipping point. Cadence’s software license agreements generally do not contain acceptance provisions. With respect to hardware, delivery of an entire system is deemed to occur upon installation.

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

Accounting for income taxes

      We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 18, or FIN No. 18, “Accounting For Income Tax in Interim Periods (An Interpretation of APB Opinion No. 28)”. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. FIN No. 18 specifies that tax payable (or tax benefit) for an interim period related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax payable (or tax benefit) related to all other items shall be individually computed and recognized when items occur. Estimates of the annual effective tax rate at the end of interim periods are based on our evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

      We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account estimates of the annual pre-tax book income and the geographic mix of income, current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in our estimates of the geographic mix of income or the annual pre-tax income, tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates, relating to the value of our net deferred tax assets, take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our results of operations and financial position.

      See the factors affecting future results below entitled “Our operating results could be adversely affected as a result of changes in our effective tax rates”, “We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of the examination or any future examinations involving similar claims may have a material adverse effect on our results of operations and cash flows” and “Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations”.

Valuation of long-lived and intangible assets, including goodwill

      At least annually we review goodwill resulting from business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We completed our most recent annual impairment review during the third quarter of 2003. We did not identify any impairment to our goodwill as a result of this review. We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Restructuring charges

      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges.” Beginning in fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10 “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively. The severance and benefits charges were accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – An Amendment of Financial Accounting Standards Board, or FASB, Statements No. 5 and 43.”

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

Results of Operations

      We primarily generate revenue from licensing our EDA software and selling or leasing hardware technology and intellectual property, providing maintenance for the software and hardware and providing design and methodology services. We principally employ three license types: subscription, term and perpetual. The different license types provide a customer with different rights to use our products such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of that decision is that at the expiration of the license period the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See “Critical Accounting Estimates” for additional discussion of licenses types and timing of revenue recognition.

      To the extent a customer obtains rights to remix to new technology or more flexible payment terms, revenue is recognized over the life of the agreement. This distinction is a critical determinant of revenue recognition. For example, a $3.0 million, 3-year product subscription license would result in $1.0 million of revenue recognized per year, or $250,000 per quarter. However, a $3.0 million, 3-year product term license, assuming equal or near equal payments, would result in $3.0 million of revenue recognized upon delivery which is generally in the first quarter of the arrangement, and no revenue recognized in succeeding quarters. Because of our model under which we recognize revenue over multiple periods, we do not believe that pricing volatility is a material component of the change in our product revenue from period to period, and we do not analyze changes in pricing from one period to the next.

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

Revenue

	Three Months Ended			Six Months Ended

	July 3,	June 28,		July 3,	June 28,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Product	$165.3	$160.8	3%	$320.0	$309.2	3%
Services	37.3	34.8	7%	69.6	67.2	4%
Maintenance	84.5	81.0	4%	163.2	163.2	0%

Total revenue	$287.1	$276.6	4%	$552.8	$539.6	2%

      Product revenue was higher in the three months ended July 3, 2004, as compared to the same period in 2003, primarily because of increased revenue due to our sale of certain intellectual property and Functional Verification products, partially offset by a decline in revenue from our Custom IC Design products. Product revenue was higher in the six months ended July 3, 2004, as compared to the same period in 2003, primarily because of increased revenue due to our sale of certain intellectual property.

      Maintenance revenue increased in the three months ended July 3, 2004, as compared to the same period in 2003, due to an increase in the renewal rate of existing maintenance contracts and an increase in customers that renewed their previously cancelled maintenance contracts. Services revenue increased in the three and six months ended July 3, 2004 due to an increase in the market demand for our services offerings.

      Additional financial information about our segments can be found in Note 11 to our Condensed Consolidated Financial Statements.

Revenue Mix by Product Group

      We analyze our business by product groups, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into “platforms”. We introduced our first platform in September 2002. The data for product groups before the introduction of a corresponding platform aggregates the revenues for the individual products associated with a particular platform.

      Listed below is a description of our product groups:

      Functional Verification: Products in this group, which include the IncisiveTM functional verification platform, are used to verify that the high level, logical specification of an integrated circuit design is correct.

      Digital IC Design: Products in this group, which include the Encounter digital IC design platform, are used to accurately convert the high-level, logical specification of a digital integrated circuit into a detailed physical blueprint of the integrated circuit, which is used for creation of the photomasks used in chip manufacture.

      Custom IC Design: Our custom design products, led by our Virtuoso® custom design platform introduced in September 2003, are used for integrated circuits that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks, and standard cell libraries.

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

      The following table shows the percentage of product and maintenance revenue contributed by each of the five product groups, and services and other:

	Three Months Ended

	July 3,	April 3,	January 3,	September 27,	June 28,
	2004	2004	2003	2003	2003

Functional Verification	20%	20%	20%	18%	18%
Digital IC Design	21%	25%	20%	27%	22%
Custom IC Design	24%	27%	27%	27%	28%
Design for Manufacturing	9%	6%	13%	7%	10%
System Interconnect	9%	10%	10%	8%	9%
Services and other	17%	12%	10%	13%	13%

Total	100%	100%	100%	100%	100%

      The percentage of revenue from a particular platform will vary from quarter to quarter due to the timing and extent of term license renewals for existing customers and the particular technologies they elect to purchase.

      As a percentage of total revenue, Design for Manufacturing and Services and other both increased in the second quarter of 2004. The increase in Design for Manufacturing comes from higher revenues in our electrical verification and extraction products.

      In the three months ended July 3, 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Condensed Consolidated Statement of Operations.

      The declines as a percentage of revenue in Digital IC Design and Custom IC Design in the second quarter of 2004 are principally the offsetting effect of the higher revenues in Design for Manufacturing and Services and other.

      Services revenue increased $2.5 million to $37.3 million in the second quarter of 2004, as compared to the second quarter of 2003, and increased $2.4 million to $69.6 million in the six months ended July 3, 2004, as compared to the same period of 2003. For the three and six months ending July 3, 2004, the increase in services revenue was due to an increase in the market demand for our services offerings.

Revenue by Geography

	Three Months Ended			Six Months Ended

	July 3,	June 28,		July 3,	June 28,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
U.S.	$156.4	$145.9	7%	$291.7	$282.3	3%
Non-U.S.	130.7	130.7	0%	261.1	257.3	1%

Total revenue	$287.1	$276.6	4%	$552.8	$539.6	2%

Revenue by Geography as a Percent of Total Revenue

U.S.	54%	53%	53%	52%
Non-U.S.	46%	47%	47%	48%

      Non-U.S. revenue remained relatively flat in the three months ended July 3, 2004, as compared to the three months ended June 28, 2003. Increases of $12.3 million in revenue in Europe and $4.7 million in revenue in Asia were offset by a $18.1 million decrease in revenue in Japan.

      Non-U.S. revenue increased $3.8 million in the six months ended July 3, 2004, as compared to the same period in 2003, due to increases of $9.3 million in revenue in Europe along with a $7.0 million increase in revenue in Asia, partially offset by a decrease of $13.3 million in revenue in Japan.

      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section.

      Changes in foreign currency exchange rates caused our revenue to increase by $4.7 million in the three months ended July 3, 2004, as compared to the three months ended June 28, 2003, primarily due to strengthening of the Japanese yen in relation to the U.S. dollar. Changes in foreign currency exchange rates caused revenue to increase by $10.1 million in the six months ended July 3, 2004, as compared to the six months ended June 28, 2003, also primarily due to strengthening of the Japanese yen in relation to the U.S. dollar.

Cost of Revenue

	Three Months Ended			Six Months Ended

	July 3,	June 28,		July 3,	June 28,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Product	$15.0	$16.9	(11)%	$33.6	$34.2	(2)%
Services	23.3	24.5	(5)%	46.4	48.9	(5)%
Maintenance	13.5	14.5	(7)%	27.1	30.1	(10)%

Cost of Revenue as a Percent of Related Revenue

Product	9%	10%	10%	11%
Services	63%	70%	67%	73%
Maintenance	16%	18%	17%	18%

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

      A summary of Cost of product revenue is as follows:

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In millions)
Product related costs	$5.7	$7.0	$15.1	$15.2
Amortization of acquired intangibles	9.3	9.9	18.5	19.0

Total Cost of product	$15.0	$16.9	$33.6	$34.2

      Cost of product revenue decreased $1.9 million in the second quarter of 2004, as compared to the second quarter of 2003, primarily due to a decrease of $5.3 million in royalty expense, partially offset by an increase of $4.3 million in cost of goods sold for our hardware business. Cost of product revenue decreased $0.6 million for the six months ended July 3, 2004, as compared to the same period in 2003, primarily due to decreases of $2.3 million in royalty expenses and $3.6 million in amortized software costs, partially offset by a $5.1 million increase in cost of goods sold for our hardware business.

      Cost of product revenue in the future will primarily depend upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in the quarter.

      Cost of services revenue primarily includes costs of employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $1.2 million in the three months ended July 3, 2004, as compared to the same period in 2003, primarily due to decreases in employee salary and benefit costs of $2.3 million resulting primarily from a reduction in the number of services professionals, partially offset by a $1.2 million increase in costs related to outside contractors engaged to support the services business. Cost of services decreased $2.4 million in the six months ended July 3, 2004, as compared to the same period in 2003 primarily due to a decrease of $2.0 million in salary and benefit costs. As a result, services gross margin as a percentage of services revenue increased over the same periods in 2003, primarily due to a reduction in the number of services professionals.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue decreased $1.0 million in the three months ended July 3, 2004, as compared to same period in 2003, due to lower information technology costs and other general operating expenses. Cost of maintenance revenue decreased $3.0 million in the six months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $0.9 million decrease in salary and benefits resulting primarily from a reduced number of employees, and a $2.1 million decrease in information technology, facilities and general operating expenses. Gross margin as a percentage of maintenance revenue increased for the same periods in 2004 as compared to 2003, due to decreased costs of maintenance.

Operating Expenses

	Three Months Ended			Six Months Ended

	July 3,	June 28,		July 3,	June 28,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Marketing and sales	$80.2	$82.6	(3)%	$161.4	$166.2	(3)%
Research and development	91.1	88.4	3%	178.2	173.5	3%
General and administrative	20.2	20.1	0%	40.0	46.8	(15)%

Expenses as a Percent of Total Revenue

Marketing and sales	28%	30%	29%	31%
Research and development	32%	32%	32%	32%
General and administrative	7%	7%	7%	9%

Operating Expenses

      Overall operating expenses remained flat in the three months ended July 3, 2004, as compared to the same period in 2003. Overall operating expenses decreased by $6.9 million in the six months ended July 3, 2004, as compared to the same period in 2003, primarily as a result of cost reductions from our 2003 restructuring activities described more fully below in “Restructuring and Other Charges”. We expect our operating expenses to be up slightly during the remainder of 2004 as compared to the first half of 2004.

      Foreign currency exchange rates increased operating expenses by $2.9 million in the three months ended July 3, 2004, and $6.2 million in the six months ended July 3, 2004, as compared to the same periods in 2003, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.

Marketing and Sales

      Marketing and sales expense decreased $2.4 million in the three months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $2.9 million decrease in commission payments to Innotech as a result of our acquisition during 2003 from Innotech of the distribution rights to certain of its customers. Marketing and sales expense decreased $4.8 million in the six months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $7.1 million decrease in commission payments to Innotech as a result of our acquisition from it of distribution rights to certain of its customers and a $2.1 million reduction in depreciation due to prior year restructuring activities, partially offset by a $6.8 million increase in salaries and benefits.

Research and Development

      Research and development expense increased $2.7 million in the three months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $5.6 million increase in salaries and benefits, partially offset by a $1.5 million reduction in discretionary spending and a $1.2 million reduction in depreciation due to prior years’ restructuring activities. Research and development expense increased $4.7 million in the six months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $9.7 million increase in salaries and benefits, partially offset by a $2.1 million reduction in outside development costs and a $2.1 million reduction in depreciation due to prior year restructuring activities.

General and Administrative

      General and administrative expense increased $0.1 million in the three months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $1.8 million increase in salaries and benefits, offset by a $1.8 million reduction in legal expenses. General and administrative expenses decreased $6.8 million in the six months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $8.0 million reduction in legal expenses, partially offset by a $1.3 million increase in salaries and benefits.

Amortization of Acquired Intangibles

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In millions)
Amortization of acquired intangibles	$16.0	$15.1	$31.9	$29.9

      Amortization of acquired intangibles increased $0.9 million in the three months ended July 3, 2004 and increased $2.0 million in the six months ended July 3, 2004, as compared to the same periods in 2003, primarily due to the amortization of intangibles acquired in connection with acquisitions. We expect to continue to complete acquisitions in the second half of 2004, which would result in an increase in amortization of acquired intangibles in 2004 on an annual basis as compared to 2003.

Amortization of Deferred Stock Compensation

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In millions)
Amortization of deferred stock Compensation	$8.2	$7.9	$16.2	$13.9

      We amortize deferred stock compensation related to fixed awards using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned. Amortization of deferred stock compensation increased $0.3 million for the three months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $3.5 million increase in the amortization of deferred stock compensation related to incentive stock grants, certain stock options and compensation expense related to warrants issued to a third-party. This increase was partially offset by a $3.2 million decrease in the amortization of deferred stock compensation related primarily to our acquisition of Silicon Perspective Corporation. Amortization of deferred stock compensation increased $2.3 million for the six months ended July 3, 2004, as compared to the same period in 2003, primarily due to a $6.1 million increase in the amortization of deferred stock compensation related to incentive stock grants, certain stock options and compensation expense related to warrants issued to a third-party. This increase was partially offset by a $3.8 million decrease in the amortization of deferred stock compensation related primarily to our acquisition of Silicon Perspective Corporation. We expect the amortization of deferred stock compensation expense to increase during the remainder of 2004 as a result of the issuance of 1.4 million shares of restricted stock to certain employees during the three months ended July 3, 2004.

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

      A summary of restructuring and other charges by plan of restructuring for the three months ended July 3, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities		Total

	(In millions)
2004 Plan	$2.4	$ - - -	- $	- - - -	$2.4
2003 Plan	(0.2)	0.6		- - - -	0.4
2002 Plan	- - - -	(0.5)		0.4	(0.1)
2001 Plan	- - - -	- - - -		0.2	0.2

Total	$2.2	$0.1		$0.6	$2.9

      A summary of restructuring and other charges by plan of restructuring for the six months ended July 3, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$7.0	$0.1	$ - - - -	$7.1
2003 Plan	(0.3)	1.1	0.1	0.9
2002 Plan	- - - -	(0.6)	0.5	(0.1)
2001 Plan	- - - -	- - - -	0.5	0.5

Total	$6.7	$0.6	$1.1	$8.4

      We did not incur any restructuring charges during the first quarter of 2003. As such, restructuring and other charges by plan of restructuring for the three and six months ended June 28, 2003 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities		Total

	(In millions)
2004 Plan	$ - - - -	$ - - -	- $	- - - -	$	- - - -
2003 Plan	- - - -	- - - -		- - - -		- - - -
2002 Plan	0.8	0.4		1.4		2.6
2001 Plan	- - - -	- - - -		(1.2)		(1.2)

Total	$0.8	$0.4		$0.2		$1.4

      Frequently, asset write-downs are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.

      Closure and space reduction costs included payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, and costs to maintain facilities during the abandonment period. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing a building, certain assumptions were made related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

      As of July 3, 2004, our best estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 is estimated to be $17.5 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $41.4 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2004 Restructurings of $84.1 million related to reducing space or the closing of 32 sites, of which 22 have been vacated and ten have been downsized.

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

      The following is further discussion of the activity under each restructuring plan:

      2004 Restructuring – The 2004 Restructuring is expected to result in the termination of approximately 121 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to July 3, 2004, with all termination benefits expected to be paid by January 1, 2005.

      We project annualized savings in employee salary and benefits costs of approximately $16.2 million resulting from employee terminations under the 2004 Restructuring.

      2003 Restructuring – During the second quarter of 2004, we incurred $0.4 million of expense related to the 2003 Restructuring, primarily comprised of contract termination charges as well as storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring. We incurred a total of $0.9 million during the first six months of 2004 related to the 2003 plan, related primarily to contract termination charges as well as storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring.

      We expect to incur an additional $4 million to $6 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred.

      2002 Restructuring – During the second quarter of 2004, we incurred $0.4 million of facilities expenses related to the 2002 Restructuring, primarily comprised of changes in lease loss estimates and other expenses incurred to sublease facilities. The facilities expenses were offset by the release of $0.5 million related to the reversal of accrued contract termination costs not incurred.

      2001 Restructuring – Facilities-related charges recorded during the second quarter of 2004 under the 2001 Restructuring were $0.2 million, for a total of $0.5 million incurred during the first six months of 2004. These additional charges are primarily the result of changes in lease loss estimates and costs associated with facilities vacated as part of the 2001 Restructuring.

Write-off of Acquired In-process Technology

      Upon consummation of our acquisition of Neolinear in April 2004, we immediately charged to expense $7.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 28%, which was assumed in this calculation, included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in December 2004. As of July 3, 2004, expenditures to complete the in-process technology totaled $0.4 million and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $1.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In millions)
Interest expense	$(1.7)	$(0.6)	$(3.3)	$(1.3)

      Interest expense increased $1.1 million in the three months ended July 3, 2004, as compared to the three months ended June 28, 2003, primarily due to a $0.8 million increase in imputed interest on acquisition-related payments and $0.7 million of amortization expense related to the issuance of our Notes in August 2003 as described in “Liquidity and Capital Resources” below, partially offset by a decrease of $0.5 million in interest expense related to our now-terminated credit facilities. Interest expense increased $2.0 million in the six months ended July 3, 2004, as compared to the six months ended June 28, 2003, primarily due to a $1.6 million increase in imputed interest on acquisition-related payments and $1.4 million of amortization expense related to the issuance of our Notes, partially offset by a decrease of $1.0 million in interest expense related to our now-terminated credit facilities. After the issuance of our Notes, we terminated our credit facilities.

Other Expense, net

      Other expense, net, for the six months ended July 3, 2004 and June 28, 2003 is as follows:

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(In millions)
Interest income	$1.2	$0.8	$2.2	$1.8
Gain on foreign exchange	(0.6)	(3.4)	0.4	0.1
Equity in loss from investments, net	(6.1)	(3.0)	(12.4)	(5.4)
Other	2.3	(2.3)	4.0	(7.9)

Other expense, net	$(3.2)	$(7.9)	$(5.8)	$(11.4)

      In the three months ended July 3, 2004, Other income of $2.3 million was comprised of $2.7 million of gains on the sale of short-term investments, partially offset by $0.4 million of Other loss, net. In the three months ended June 28, 2003, Other loss of $2.3 million was comprised of $2.1 million of impairment of investments and $0.2 million of Other loss, net. In the six months ended July 3, 2004, Other income of $4.0 million was comprised of $7.3 million of gains on the sale of short-term investments, partially offset by $2.1 million of impairment of investments and $1.2 million of Other loss, net. In the six months ended June 28, 2003, Other loss of $7.9 million was comprised of $4.2 million of impairment of investments, $1.3 million of losses on the sales of receivables and $2.4 million of Other loss, net. Equity in loss from investments, net, reflects our proportional share of the net losses of the investee companies for which we account for our investment using the equity method of accounting. Additional information about our investments that we account for using the equity method of accounting can be found in Note 5 to our Condensed Consolidated Financial Statements.

Income Taxes

      The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and six months ended July 3, 2004 and June 28, 2003:

	Three Months Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Provision (Benefit) for Income Taxes (in millions)	$0.9	$(1.7)	$(1.5)	$(5.2)
Effective Tax Rate	20%	24%	24%	22%

      Our effective tax rate decreased for the three months ended July 3, 2004, compared to the three months ended June 28, 2003, due to an expected decrease in non-deductible stock compensation, partially offset by an expected decrease in tax benefits from foreign income taxed at a lower rate than the U.S. statutory rate and lower research and development tax credits.

      Our effective tax rate reflects tax benefits derived from expected earnings outside the United States which are generally taxed at rates lower than the U.S. statutory rate of 35% and which we intend to invest indefinitely outside of the United States. During the three months ended July 3, 2004, we changed our projected annual effective tax rate for the year ending January 1, 2005 to 24%. As of April 3, 2004, we projected this rate to be 22%. This change is primarily a result of projecting increased amounts of non-deductible expenses related to stock compensation and write-offs of acquired in-process technology. The annual effective tax rate for the year ended January 3, 2004 was 42.5%. The projected annual effective tax rate for the year ending January 1, 2005 is lower primarily due to a projected decrease in non-deductible stock compensation, and a greater benefit from foreign income taxed at a lower rate than the U.S. statutory rate.

      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years ended 1997 through 1999 and issued a Revenue Agent’s Report, referred to as the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjusts quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have protested certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments.

      The IRS is currently examining our federal income tax returns for the tax years ended 2000 through 2002.

      Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we have assessed the likelihood of adverse outcomes resulting from these examinations, including the current IRS examination and the IRS RAR for 1997 through 1999. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material adverse effect on our results of operations, financial position or cash flows in the period or periods recorded.

Liquidity and Capital Resources

      At July 3, 2004, our principal sources of liquidity consisted of $411.7 million of Cash and cash equivalents and Short-term investments, compared to $418.4 million at January 3, 2004. The primary sources of our cash for the six months ended July 3, 2004 were receipts from software licenses and the sale or lease of our hardware products and intellectual property, proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plans. In the first six months of 2004, our primary uses of cash consisted of payroll costs, product and services and general and administrative expenses, purchases of treasury stock and cash paid in business combinations.

      At July 3, 2004, we had net working capital of $350.6 million, as compared with $360.3 million at January 3, 2004. The decrease in net working capital was primarily due to an increase in Accounts payable and accrued liabilities of $18.1 million. This increase was partially offset by a $7.2 million increase in Inventories.

      Net cash provided by operating activities increased $120.4 million, to $161.0 million, during the first six months of 2004 as compared to $40.6 million net cash provided by operating activities during the first six months of 2003. The increase is primarily related to a larger reduction in Accounts payable and accrued liabilities in the first six months of 2003 as compared to the first six months of 2004, primarily due to larger payments of accrued severance and other accrued restructuring-related expenses in the first six months of 2003 as compared to the first six months of 2004. In addition, cash provided by operating activities increased due to greater collections of installment contract receivables in the first six months of 2004 as compared to the first six months of 2003.

      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the first six months of 2004, we transferred accounts receivable totaling $5.1 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $27.9 million transferred during the first six months of 2003.

      Our primary investing activities consisted of business combinations and purchasing property, plant and equipment, which combined represented $130.5 million of cash used for investing activities in the first six months of 2004, as compared to $142.5 million in the first six months of 2003.

      As part of our overall investment strategy, we are a limited partner in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos). We and certain of our deferred compensation trusts are the sole limited partners of Telos I and Telos III, and we are the sole limited partner of Telos II. The partnership agreements governing Telos I, Telos II and Telos III, which are substantially the same, require us to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with us, manages the partnerships and may be removed by us without cause. For all three partnerships, the advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are our Chairman of the Board of Directors and two independent members of our Board of Directors. As of July 3, 2004, we had contributed $90.6 million to these partnerships and are contractually committed to contribute to them up to an additional $86.9 million. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005, in the case of Telos II, is July 3, 2012, and, in the case of Telos III, is June 1, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

      Net cash used for financing activities for the first six months of 2004 was $26.2 million compared to $51.4 million for the first six months of 2003. This change was primarily attributable to the termination of our credit facilities in August 2003 and lower proceeds from the issuance of our common stock in the first six months of 2003. In the first six months of 2004, our primary use of cash for financing activities was

$69.8 million for purchases of our common stock, which was partially offset by $45.9 million in proceeds we received from the issuance of our common stock. In the first six months of 2003, our primary use of cash for financing activities was $62.0 million used for purchases of our common stock and $63.2 million used for payments on our now-terminated credit facilities, partially offset by $45.0 million in proceeds we received from those credit facilities and $28.8 million of proceeds we received from the issuance of our common stock.

      As compared to January 3, 2004, Other long-term liabilities decreased $37.3 million to $290.1 million at July 3, 2004. The decrease was primarily attributable to $20.9 million of reductions in Other long-term liabilities that are now reflected as Accounts payable and accrued liabilities relating to indemnity holdbacks from purchase price payments for business acquisitions. The components of Other long-term liabilities are $50.2 million of deferred compensation, $27.8 million of accrued restructuring charges and $212.1 million relating to indemnity holdbacks from acquisitions, deferred payments relating to acquisitions and deferred tax liabilities.

      We received the RAR from the IRS in which the IRS proposes to assess an aggregate tax deficiency for the tax years from 1997 to 1999 of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest with the IRS to certain of the proposed adjustments. We are challenging these proposed adjustments vigorously. The IRS may also make similar claims for tax returns filed for years subsequent to 1999. While we are protesting certain of the proposed adjustments, we cannot predict with certainty the ultimate outcome of the tax examination, including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved.

      We expect to incur an additional $4 million to $6 million of future costs in connection with our restructuring activities, primarily for facilities-related charges connected with the 2003 Restructuring, which will be expensed as incurred. We expect annualized cost reductions resulting from the 2004 Restructuring of approximately $16.2 million in employee salary and benefits costs, related to employee terminations under the restructuring plan.

      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million that were recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. We issued the Notes at par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain restrictive financial covenants.

      In November 2003, we filed with the SEC a resale registration statement with respect to the Notes. This registration statement was declared effective by the SEC on April 29, 2004.

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

      In connection with our acquisitions completed prior to July 3, 2004, we may be obligated to pay up to an aggregate of $55.2 million in cash during the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation, and employee retention. In addition, we may be required to pay an additional $48.6 million in cash during the next four years if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation, and employee retention.

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

New Accounting Standards

      On July 2, 2004 the EITF reached a tentative conclusion on Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, or EITF 04-08. If the EITF were to reach a consensus in agreement with the tentative conclusion on EITF 04-08, it would require us to include in diluted earnings per share, on the “if-converted” method, the aggregate of approximately 26.8 million shares of our common stock into which the Notes may be converted, regardless of whether the conversion threshold has been met. If a consensus is reached on EITF 04-08, adoption may require us to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. We believe that, if adopted in its current form, EITF 04-08 would have a material adverse effect on our diluted earnings per share.

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

      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. While many of these companies appear to have experienced a gradual recovery in the second half of 2003 and the first half of 2004, they have continued their focus on cost containment. Any economic downturn could harm our business, operating results and financial condition.

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
•	The ability to design System-on-Chip, or SoC, ICs increases the complexity of managing a design that at the lowest level is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	Increased capability of Field-Programmable Gate Array technologies creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	A growing number of low-cost design services businesses could reduce the need for some IC companies to invest in EDA products.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA products and design flows.

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

      We continue to experience increasing customer preference for our subscription licenses and requests for more flexible payment terms. We expect revenue recognized from backlog to increase as a percentage of product revenue, on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.

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

We may not receive significant revenue from our current research and development efforts for several years, if at all.

      Internally developing software products and integrating acquired software products into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant revenue from these investments, if at all.

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

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In fiscal 2004 to date, we have recorded 1.1 million shares to former stockholders of acquired companies, as contingent earnout purchase price. In addition, in fiscal 2004 to date, we made cash payments of $9.6 million and accrued an additional $2.3 million of cash payments to former stockholders of acquired companies, as contingent earnout purchase price.

      The additional goodwill and deferred stock compensation resulting from acquisitions related to the achievement of certain performance goals tied to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The goodwill is not expected to be deductible for income tax purposes.

      In connection with our acquisitions completed prior to July 3, 2004, we may be obligated to pay up to an aggregate of $55.2 million in cash during the next 12 months and an additional $48.6 million in cash during the three years following the next twelve months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

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

      The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market segment share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce margins and can adversely affect operating results. Any broadly-based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse affect on our results of operations.

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

      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 46% for the second quarter of 2004 and 47% for the second quarter of 2003. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen and the European Union euro, have had, and may in the future have, a seriously harmful effect on our revenue and operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

      Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower statutory rates as compared to the U.S. statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws; or

•	New accounting standards or interpretations of such standards.

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

      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and has issued the RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjusts quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest to certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We are challenging these proposed adjustments vigorously.

      The IRS is currently examining our federal income tax returns for tax years ended 2000 through 2002.

      Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations, including the current IRS examination and the IRS RAR for 1997 through 1999. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

      Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates as well as benefits from available deferred tax assets and costs resulting from tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

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

      On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued a proposed Statement “Share Based Payment, an Amendment of FASB Statements No. 123 and 95” relating to the accounting for equity-based compensation. This statement proposes changes to U.S. Generally Accepted Accounting Principles, or GAAP, that, if implemented, would require us to record a charge to compensation expense for stock option grants. On July 20, 2004, the U.S. House of Representatives passed a bill that would block implementation of the FASB’s proposed regulations and would instead require companies to record a charge to compensation expense for stock option grants to their named executive officers (i.e., the chief executive officer and the four most highly compensated executive officers, other than the chief executive officer, as of the end of the most recent fiscal year). We currently account for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, we have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation, if the option exercise price is not less than the fair market value of the common stock at the grant date. Starting in 2005, the FASB’s proposal would require that stock-based awards be accounted for using a fair-value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. The House bill would also require that stock-based awards to our named executive officers be accounted for using a fair-value based method, with some modifications. We cannot predict whether the proposed FASB regulations or House bill will be adopted, and if adopted, whether either will be adopted in its current form, but if either is adopted in its current form, there would be an adverse affect on our results of operations.

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

      Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of or delay in revenue and loss of market segment share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problem;
•	Increased service costs; and
•	Liability for damages.

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

      We have a substantial level of debt. As of July 3, 2004, we had $420.1 million of outstanding indebtedness, including $420.0 million from the Notes that we issued in August 2003. The level of our indebtedness, among other things, could:

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

      In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines which permit incorporation by reference of substantial information regarding us, which could potentially hinder our ability to raise capital through the issuance of our securities and will increase the costs of such registration to us.

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

Proposed regulations related to certain features of contingently convertible debt could cause us to include the number of contingently issuable shares in our diluted earnings per share calculation, which would result in significantly lower diluted earnings per share.

      On July 2, 2004, the EITF reached a tentative conclusion on EITF 04-08. If the EITF were to reach a consensus in agreement with the tentative conclusion on EITF 04-08, it would require us to include in diluted earnings per share, on the “if-converted” method, the aggregate of approximately 26.8 million shares of our common stock into which the Notes may be converted, regardless of whether the conversion threshold has been met. If a consensus is reached on EITF 04-08, adoption may require us to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. We cannot predict whether the proposed regulations will be adopted, but if adopted as proposed this statement would have a material adverse effect on our diluted earnings per share.

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

      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at July 3, 2004.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Cash equivalents – variable rate	$147.7	1.62%
Commercial Paper – fixed rate	144.9	1.30%
Cash – variable rate	75.8	0.83%

Total interest-bearing instruments	368.4	1.33%
Total non-interest bearing cash	21.3

Total cash and cash equivalents	$389.7

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

      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. These forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other expense, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      We do not use forward contracts for trading purposes. Our forward contracts generally have maturities of 180 days or less. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.

      The table below provides information, as of July 3, 2004, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar. All of these forward contracts mature prior to September 17, 2004.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$102.6	111.05
Euro	31.8	0.83
Hong Kong dollars	9.7	7.79
Canadian dollars	7.6	1.37
British pound sterling	6.3	0.55
Estimated fair value	$(2.0)

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

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of July 3, 2004, the estimated fair value of the convertible notes hedge transactions was $117.2 million.

      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of July 3, 2004, the estimated fair value of the warrants sold was $43.5 million.

Item 4. Controls and Procedures

      Cadence carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of Cadence’s management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2004.

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

      The evaluation allowed Cadence to make conclusions, as set forth below, regarding the state of its disclosure controls and procedures as of July 3, 2004. In connection with this evaluation, to improve the quality and timeliness of information available to management, Cadence made certain changes in its internal controls over financial reporting in 2004, as described below.

      As reported in its 2003 Annual Report, Cadence restated its Consolidated Balance Sheet as of December 28, 2002 and the Consolidated Statements of Operations for 2002, and the Condensed Consolidated Statements of Operations for the first three quarters of 2003, to properly reflect the equity method of accounting for certain equity investments and for certain other adjustments.

      During the first quarter of 2004, Cadence’s independent auditors issued a letter to our Audit Committee related to the audit of Cadence’s Consolidated Financial Statements for the year ended January 3, 2004 in which they noted certain matters involving Cadence’s internal controls and operation that they considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of our internal controls that could adversely affect Cadence’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions, which are less serious findings than findings of material weaknesses, were: the absence of appropriate controls relating to investments in non-marketable securities and the absence of appropriate documentation, review and approval of significant non-revenue related transactions, and the corresponding accounting entries originating from departments other than corporate accounting. As a result of these findings, Cadence’s Audit Committee authorized and directed management to implement actions to address these deficiencies and to enhance the reliability and effectiveness of Cadence’s control procedures.

      To address the insufficiency of appropriate controls relating to investments in non-marketable securities, Cadence implemented changes to its internal controls regarding reporting by Telos and its Mergers, Acquisitions and Alliances, or MA&A, group to Cadence’s corporate accounting group regarding Cadence and Telos investments. These changes included the implementation of written reporting and review policies to ensure that Cadence’s corporate accounting group receives and validates as complete and accurate, on a quarterly basis, all pertinent information relating to investments held directly by Cadence, as well as by Telos, so that Cadence can properly account for its investments in non-marketable securities.

      To address the absence of appropriate documentation, reviews and approvals of transactions, and accounting entries originating from departments other than corporate accounting, as of July 3, 2004, Cadence had taken actions designed to enhance its internal controls, including adopting and implementing formal written policies and procedures to ensure appropriate communication between Cadence’s corporate accounting group and other departments, including MA&A, Tax, Stock Administration and foreign locations, to facilitate the timely identification, documentation, review and approval of, and to ensure proper accounting for, significant non-revenue related and non-routine transactions. These policies and procedures were fully implemented prior to the completion of Cadence’s second quarter 2004 accounting close process.

      Cadence believes that these efforts have addressed the significant deficiencies that affected or could have affected its internal controls. Based upon the foregoing, Cadence’s CEO and CFO have concluded that Cadence’s controls and procedures, after implementation of the aforementioned actions, are effective in meeting the above-stated objectives. Cadence continues to improve and refine its internal controls. This process is ongoing, and Cadence seeks to foster an exemplary internal control environment. Cadence’s management, including its CEO and CFO, has concluded that, as of July 3, 2004, its disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information it must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss at the low end of the range. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

      While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

A. Recent Sales of Unregistered Securities:

      In connection with our acquisition of Plato Design Systems, Inc., or Plato, completed in April 2002, on May 26, 2004, we issued to former Plato shareholders an additional 526,221 shares of our common stock, based on the achievement of performance goals. Such shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

      In connection with our acquisition of Silicon Perspective Corporation, or SPC, completed in December 2001, on April 8, 2004, we issued to former SPC shareholders an additional 3,393,101 shares of our common stock, based on the achievement of performance goals. Such shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms.

B. Stock Repurchases:

      In August 2001, we authorized a stock repurchase program under which repurchased shares with a value of up to $500.0 million are used for general corporate purposes, including the share issuance requirements of our employee stock option and purchase plans and acquisitions. The following table sets forth illustrates the repurchases we made during the three months ended July 3, 2004:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of	Shares that May Yet
	of Shares	Price	Publicly Announced	Be Purchased Under
	Purchased	Per Share	Repurchase Program	Repurchase Program

				(In millions)
Period:
April 4, 2004 – May 3, 2004	- - - -	$ - - - -	- - - -	$217.0
May 4, 2004 – June 3, 2004	2,535,700	13.62	2,535,700	$182.5
June 4, 2004 – July 3, 2004	2,493,200	14.16	2,493,200	$147.2

Total	5,028,900	$13.89	5,028,900

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on June 15, 2004, the stockholders of Cadence approved the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

H. Raymond Bingham	224,221,794	24,424,840
Susan L. Bostrom	221,779,625	26,867,009
Donald L. Lucas	209,754,359	38,892,275
Dr. Alberto Sangiovanni-Vincentelli	213,622,381	35,024,253
George M. Scalise	219,308,300	29,338,334
Dr. John B. Shoven	206,606,384	42,040,250
Roger S. Siboni	212,869,198	35,777,436
Lip-Bu Tan	225,806,710	22,839,924

2. A proposal to approve an amendment and restatement of the 1987 Stock Option Plan to enable Cadence to issue up to three million shares of incentive stock thereunder was approved by a vote of 166,450,882 for, 48,387,307 opposed, 2,140,958 withheld and 31,667,487 broker non-votes.

3. A proposal to approve an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by nine million was approved by a vote of 166,256,066 for, 48,648,522 opposed, 2,074,559 withheld and 31,667,487 broker non-votes.

4. A proposal for the ratification of the selection of KPMG LLP as independent auditors for the fiscal year ending January 1, 2005 was approved by a vote of 245,777,350 for, 874,078 opposed, and 1,995,206 withheld and no broker non-votes.

Item 5. Other Information

      On July 16, 2004, the listing of our common stock on the NASDAQ Stock Market became effective. Our common stock is now listed on both the NYSE and the NASDAQ under the symbol CDN.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	The Registrant’s 1987 Stock Incentive Plan (formerly 1987 Stock Option Plan), as amended.
10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan (formerly 1987 Stock Option Plan), as amended.
10.16	First Amendment to Residential Lease dated May 1, 2004 to Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc. a subsidiary of the Registrant, and Kevin Bushby.
10.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.
10.78	Employment Agreement, dated as of May 12, 2004, between the Registrant and Michael J. Fister.
10.79	Employment Agreement, dated as of May 24, 2004, between the Registrant and Lavi A. Lev.
10.80	Employment Agreement, dated as of May 26, 2004, between the Registrant and Kevin Bushby.
10.81	Employment Agreement, dated as of May 18, 2004, between the Registrant and R.L. Smith McKeithen.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      On May 28, 2004, a current report on Form 8-K was furnished to the SEC to report that Sean M. Maloney has decided not to stand for reelection to Cadence’s Board of Directors.

      On May 12, 2004, a current report on Form 8-K was filed with the SEC to report that Michael J. Fister was named President and Chief Executive Officer, succeeding Ray Bingham, who was elected chairman of the Cadence Board of Directors, that former chairman Donald L. Lucas would continue on the Board as a director, and that Roger S. Siboni was appointed as lead director.

      On May 12, 2004, a current report on Form 8-K was furnished to the SEC to report that Michael J. Fister was named President and Chief Executive Officer, succeeding Ray Bingham, who was elected chairman of the Cadence Board of Directors, that former chairman Donald L. Lucas would continue on the Board as a director, and that Roger S. Siboni was appointed as lead director.

      On April 22, 2004, a current report on Form 8-K was filed with the SEC to report first quarter 2004 financial results.

      On April 21, 2004, a current report on Form 8-K was furnished to the SEC to report that Cadence issued a press release and conducted a conference call announcing its financial results for the first quarter of 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: August 10, 2004	By: /s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE: August 10, 2004	By: /s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	The Registrant’s 1987 Stock Incentive Plan (formerly 1987 Stock Option Plan), as amended.
10.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan (formerly 1987 Stock Option Plan), as amended.
10.16	First Amendment to Residential Lease dated May 1, 2004 to Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc. a subsidiary of the Registrant, and Kevin Bushby.
10.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.
10.78	Employment Agreement, dated as of May 12, 2004, between the Registrant and Michael J. Fister.
10.79	Employment Agreement, dated as of May 24, 2004, between the Registrant and Lavi A. Lev.
10.80	Employment Agreement, dated as of May 26, 2004, between the Registrant and Kevin Bushby.
10.81	Employment Agreement, dated as of May 18, 2004, between the Registrant and R.L. Smith McKeithen.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.