Form 10-Q
period 2004-10-02
CADENCE DESIGN SYSTEMS INC
filed 2004-11-09
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2004
OR
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

      On October 2, 2004, 270,336,902 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	October 2,	January 3,
	2004	2004

Current Assets:
Cash and cash equivalents	$423,557	$384,525
Short-term investments	28,943	33,898
Receivables, net of allowance for doubtful accounts of $9,832 and $9,067, respectively	355,692	348,680
Inventories	20,293	16,926
Prepaid expenses and other	67,725	58,212

Total current assets	896,210	842,241
Property, plant and equipment, net	394,723	403,847
Goodwill	988,919	922,797
Acquired intangibles, net	218,869	237,508
Installment contract receivables, net	85,986	121,627
Other assets	235,259	289,882

Total Assets	$2,819,966	$2,817,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$244,820	$243,450
Current portion of deferred revenue	250,559	238,478

Total current liabilities	495,379	481,928

Long-Term Liabilities:
Long-term portion of deferred revenue	18,019	16,287
Convertible notes	420,000	420,000
Other long-term liabilities	292,490	327,406

Total long-term liabilities	730,509	763,693

Stockholders’ Equity:
Common stock and capital in excess of par value	1,042,974	1,034,190
Deferred stock compensation	(49,650)	(48,856)
Retained earnings	581,033	566,354
Accumulated other comprehensive income	19,721	20,593

Total stockholders’ equity	1,594,078	1,572,281

Total Liabilities and Stockholders’ Equity	$2,819,966	$2,817,902

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Revenue:
Product	$183,030	$151,962	$503,053	$461,194
Services	34,447	33,773	104,064	100,962
Maintenance	84,104	83,025	247,267	246,237

Total revenue	301,581	268,760	854,384	808,393

Costs and Expenses:
Cost of product	25,033	15,418	58,590	49,663
Cost of services	23,132	22,678	69,526	71,529
Cost of maintenance	12,643	13,266	39,813	43,399
Marketing and sales	76,736	80,758	238,131	246,993
Research and development	85,300	84,179	263,541	257,677
General and administrative	22,917	18,814	62,890	65,598
Amortization of acquired intangibles	12,741	16,357	44,672	46,263
Amortization of deferred stock compensation (A)	5,772	11,626	21,924	25,558
Legal settlements	- - - -	(14,500)	- - - -	(14,500)
Restructuring and other charges	1,036	62,874	9,400	64,226
Write-off of acquired in-process
technology	2,000	2,000	9,000	7,500

Total costs and expenses	267,310	313,470	817,487	863,906

Income (loss) from operations	34,271	(44,710)	36,897	(55,513)
Interest expense	(1,564)	(2,392)	(4,820)	(3,706)
Other income (expense), net	(4,172)	1,208	(10,016)	(10,199)

Income (loss) before provision (benefit) for income taxes	28,535	(45,894)	22,061	(69,418)
Provision (benefit) for income taxes	8,904	(31,438)	7,382	(36,620)

Net income (loss)	$19,631	$(14,456)	$14,679	$(32,798)

Basic net income (loss) per share	$0.07	$(0.05)	$0.05	$(0.12)

Diluted net income (loss) per share	$0.07	$(0.05)	$0.05	$(0.12)

Weighted average common shares outstanding	270,509	266,755	271,514	267,605

Weighted average common and potential common shares outstanding – – assuming dilution	274,877	266,755	280,050	267,605

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$303	$1,082	$2,074	$2,781
Marketing and sales	1,706	3,082	5,565	7,322
Research and development	3,567	6,850	11,444	13,451
General and administrative	196	612	2,841	2,004

	$5,772	$11,626	$21,924	$25,558

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

		Restated
	October 2,	September 27,
	2004	2003

Cash and Cash Equivalents at Beginning of Period	$384,525	$371,327

Cash Flows from Operating Activities:
Net income (loss)	14,679	(32,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,510	143,347
Amortization of deferred stock compensation	21,924	25,558
Equity in loss from investments, net	16,167	7,059
Gain on sale of investments	(7,985)	- - - -
Write-off of investment securities	2,995	4,785
Write-off of acquired in-process technology	9,000	7,500
Non-cash restructuring and other charges	- - - -	19,035
Proceeds from the sale of receivables	15,198	33,661
Provisions for losses on trade accounts receivable and sales returns	2,168	16,598
Other non-cash items	1,008	3,309
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	6,411	69,414
Inventories	(3,367)	(5,527)
Prepaid expenses and other	(4,470)	(11,357)
Installment contract receivables	6,514	(74,949)
Other assets	9,022	20,842
Accounts payable and accrued liabilities	(22,846)	(74,741)
Deferred revenue	13,295	(19,668)
Other long-term liabilities	15,721	(21,102)

Net cash provided by operating activities	233,944	110,966

Cash Flows from Investing Activities:
Proceeds from sale and maturities of short-term investments – – available-for-sale	3,557	- - - -
Proceeds from the sale of long-term investments	6,942	- - - -
Proceeds from sale of equipment	3,625	9,147
Purchases of property, plant and equipment	(46,788)	(54,998)
Purchases of software licenses	(757)	(2,282)
Investment in venture capital partnerships and equity investments	(17,353)	(34,341)
Cash paid in business combinations, net of cash acquired	(115,170)	(140,854)

Net cash used for investing activities	(165,944)	(223,328)

Cash Flows from Financing Activities:
Proceeds from credit facility	- - - -	45,000
Principal payments on credit facility and capital leases	(354)	(98,424)
Proceeds from issuance of convertible notes	- - - -	420,000
Payment of convertible notes issuance costs	(1,920)	(11,463)
Proceeds from sale of common stock warrants	- - - -	56,441
Purchase of call options	- - - -	(134,637)
Proceeds from issuance of common stock	65,842	54,323
Purchases of treasury stock	(94,103)	(210,952)

Net cash provided by (used for) financing activities	(30,535)	120,288

Effect of exchange rate changes	1,567	14,950

Increase in cash and cash equivalents	39,032	22,876

Cash and Cash Equivalents at End of Period	$423,557	$394,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, or this Quarterly Report, have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, or the 2003 Annual Report.

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

Restatement

      In Cadence’s 2003 Annual Report, Cadence restated its Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002, and for the first three quarters of fiscal 2003. The accompanying Condensed Consolidated Financial Statements present restated results for the three and nine months ended September 27, 2003. For the three and nine months ended September 27, 2003, adjustments were made to income (loss) on equity investments, amortization of deferred stock compensation, revenue, amortization of internally developed software, foreign currency transaction gains (losses), other expense, and the tax effect of these restatement adjustments. Adjustments were also made to reclassify amortization of certain intangible assets from Amortization of acquired intangibles to Cost of product, Cost of services and Cost of maintenance.

NOTE 2.	STOCK-BASED COMPENSATION

      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock–Based Compensation”. The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the three and nine months ended October 2, 2004 and September 27, 2003, because management believes the amount yielded by this method is representative of prospective trends. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the three and nine months ended October 2, 2004 and

September 27, 2003 using the following weighted average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Risk-free interest rate	3.44%	3.36%	3.37%	3.36%
Volatility of the expected market price of Cadence’s common stock	34%	38%	37%	38%
Weighted average expected life of an option	5 Years	5 Years	5 Years	5 Years

	Employee Stock Purchase Plans

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Risk-free interest rate, based on weighted average	1.77%	1.10%	1.38%	1.10%
Volatility of the expected market price of Cadence’s common stock	34%	38%	38%	38%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years	0.5 Years

      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based compensation:

	Three Months Ended		Nine Months Ended

		Restated		Restated
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net income (loss):
As reported	$19,631	$(14,456)	$14,679	$(32,798)
Add: Stock-based employee compensation expense included in reported Net income (loss), net of related tax effects	4,174	8,254	16,887	18,146
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(20,672)	(26,440)	(60,770)	(83,559)

Pro forma	$3,133	$(32,642)	$(29,204)	$(98,211)

Basic net income (loss) per share:
As reported	$0.07	$(0.05)	$0.05	$(0.12)

Pro forma	$0.01	$(0.12)	$(0.11)	$(0.37)

Diluted net income (loss) per share:
As reported	$0.07	$(0.05)	$0.05	$(0.12)

Pro forma	$0.01	$(0.12)	$(0.10)	$(0.37)

NOTE 3.	ACQUISITIONS

Neolinear, Inc.

      In April 2004, Cadence acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. Cadence purchased Neolinear to acquire key personnel and technology. As discussed in Note 5, prior to the acquisition Cadence held an equity investment in Neolinear of approximately $3 million, representing 12% ownership. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue targets and product development are achieved over a period of approximately four years following the acquisition. Neolinear’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

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

Other Acquisition

      During the three months ended October 2, 2004, Cadence acquired a company for an aggregate initial purchase price of $9.2 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $5.9 million of goodwill recorded in connection with this acquisition was assigned to the Product segment and is not expected to be deductible for income tax purposes. The acquired company’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      Cadence allocated $2.0 million of the purchase price to acquired in-process technology, which was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Condensed Consolidated Statements of Operations.

      Comparative pro forma financial information for all acquisitions completed in fiscal 2004 to date have not been presented because their effect on results of operations was not material to Cadence’s Condensed Consolidated Financial Statements.

Acquisition-Related Earnouts

      For a number of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement after the completion of the transaction of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development, and employee retention. The specific performance goal levels, and amounts and timing of contingent purchase price payments, vary with each acquisition.

      In the three months ended October 2, 2004, Cadence recorded $6.0 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $6.0 million of goodwill consisted of $3.5 million of actual cash payments and $2.5 million of accrued cash payments.

      In the nine months ended October 2, 2004, Cadence recorded $33.4 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $33.4 million of goodwill consisted of $14.5 million of actual cash payments, $2.5 million of accrued cash payments and the issuance of shares of Cadence’s common stock valued at $16.4 million. In addition, during the nine months ended October 2, 2004, Cadence recognized deferred stock compensation of $1.3 million in connection with these acquisitions and in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)”.

NOTE 4.	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Cadence conducts an annual impairment analysis of goodwill. During the third quarter of 2004, Cadence completed its annual impairment analysis. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for any of its reporting units during 2004. Accordingly, no impairment charge has been recognized.

      Cadence’s annual impairment review process compares the fair value of each reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilizes a combination of the income and market valuation approaches.

      The income approach provides an estimate of fair value based on the discounted expected future cash flows. These expected future cash flows are based on Cadence’s assumed market segment growth rates, assumed market segment share growth rates, estimated costs and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Cadence’s estimates of market segment growth, market segment share growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of Cadence’s routine long-range planning process.

      The market approach provides an estimate of the fair value of the equity of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. Factors such as size, growth, profitability, risk and return on investment are also analyzed and compared to comparable companies. Various price or market multiples are then applied to the reporting units’ operating results to arrive at an estimate of fair value.

      In determining its overall conclusion of reporting unit fair value, management considers the estimated values derived from both the income and market valuation approaches. The weighting applied to the market approach depends on the similarity of the comparable businesses to the reporting unit.

      The changes in the carrying amount of goodwill for our Product and Services segments (no goodwill is carried for our Maintenance segment) for the nine months ended October 2, 2004 were as follows:

	Product	Services
	Segment	Segment	Total

	(In thousands)
Balance as of January 3, 2004	$792,656	$130,141	$922,797
Goodwill resulting from acquisitions during the nine months ended October 2, 2004	44,350	- - - -	44,350
Additions due to earnouts	33,414	- - - -	33,414
Adjustments to deferred tax assets for prior acquisitions	(9,035)	- - - -	(9,035)
Other	(2,607)	- - - -	(2,607)

Balance as of October 2, 2004	$858,778	$130,141	$988,919

      Goodwill resulting from acquisitions during the nine months ended October 2, 2004 includes adjustments to the initial allocation of the purchase price subsequent to the acquisition. During the nine months ended October 2, 2004, Cadence recorded other adjustments of $2.6 million in the carrying amount of goodwill, primarily as a result of a $1.1 million decrease in the initial purchase price related to the 2003 acquisition of Celestry Design Technologies, Inc., a $0.7 million decrease related to the 2003 acquisition of Get2Chip.com, Inc. and a $0.5 million decrease related to the 2002 acquisition of Simplex Solutions, Inc.

Acquired intangibles, net

      Acquired intangibles with finite lives as of October 2, 2004 and January 3, 2004 were as follows:

	As of October 2, 2004			As of January 3, 2004

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing technology and backlog	$584,107	$(417,999)	2.8 Years	$528,857	$(352,727)	2.9 Years
Agreements and Relationships	42,446	(20,097)	4.6 Years	41,046	(12,139)	4.9 Years
Distribution Rights	30,100	(3,762)	8.8 Years	30,100	(1,505)	9.5 Years
Tradenames/ trademarks/patents	7,034	(2,960)	3.4 Years	5,634	(1,758)	3.3 Years

Total acquired intangibles	$663,687	$(444,818)	3.7 Years	$605,637	$(368,129)	3.9 Years

      For the three months ended October 2, 2004, amortization of acquired intangibles was $26.7 million, as compared to $27.8 million for the same period in 2003. For the nine months ended October 2, 2004, amortization of acquired intangibles was $79.2 million, as compared to $79.1 million for the same period in 2003.

Estimated future amortization expense is as follows (in thousands):
2004 – remaining period	$23,785
2005	84,606
2006	47,415
2007	27,704
2008	15,231
Thereafter	20,128

Total estimated amortization expense	$218,869

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

NOTE 5.	MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES

Marketable Securities

      Cadence accounts for its marketable securities as available-for-sale and classifies them as Short-term investments in the Condensed Consolidated Balance Sheets. There were no net recognized gains or losses from sales of marketable securities during the three months ended October 2, 2004. Net recognized gains from the sale of marketable securities were $3.3 million for the nine months ended October 2, 2004. There were no net recognized gains or losses from sales of marketable securities for the three and nine months ended September 27, 2003.

      There were no recognized losses from other-than-temporary declines in the market value of marketable securities for the three months ended October 2, 2004. Recognized losses from other-than-temporary declines in the market value of marketable securities totaled $0.7 million in the nine months ended October 2, 2004. There were no recognized losses from other-than-temporary declines in the market value of marketable securities in the three and nine months ended September 27, 2003.

Non-Marketable Securities

      Cadence uses either the cost or equity method of accounting for its long-term, non-marketable investment securities included in Other assets in the Condensed Consolidated Balance Sheets. Cadence recorded net gains of $0.7 million and $4.7 million from the sale of non-marketable investment securities during the three and nine months ended October 2, 2004, respectively. There were no recognized gains or losses on the sale of non-marketable investment securities during the three and nine months ended September 27, 2003. If Cadence determines that an other-than-temporary decline in fair value exists for a non-marketable equity security, it writes down the investment to its fair value and records the related write-down as an investment loss in its Condensed Consolidated Statements of Operations.

      The following table presents the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners, L.P., Telos Venture Partners II, L.P., and Telos Venture Partners III, L.P.

	October 2,	January 3,
	2004	2004

	(In thousands)
Non-Marketable Securities – Application of Cost Method	$36,254	$34,756
Non-Marketable Securities – Application of Equity Method	11,944	18,526

Total	$48,198	$53,282

Cost Method Investments

      Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $1.1 million and $2.3 million during the three and nine months ended October 2, 2004, respectively. Cadence recorded write-downs due to other-than-temporary declines in value of $0.3 million and $4.8 million during the three and nine months ended September 27, 2003, respectively. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statements of Operations.

Equity Method Investments

      During the first nine months of 2004, Cadence’s voting interest ranged from approximately 10% to approximately 49% of the following privately-held companies, which Cadence accounted for under the equity method of accounting: Accent S.r.l, Ammocore Technology, Inc., Clear Shape Technologies, Inc., Coventor, Inc., CoWare, Inc., E-Z-CAD, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Lorentz Solutions, Inc., Neolinear, Inc., Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd. On April 15, 2004, Cadence acquired all of the outstanding capital stock of Neolinear, Inc, as more fully described above in Note 3.

      During the first nine months of 2003, Cadence’s voting interest ranged from approximately 10% to approximately 49% of the following privately-held companies, which Cadence accounted for under the equity method of accounting: Accent S.r.l., Ammocore Technology, Inc., Coventor, Inc., CoWare, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Neolinear, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.

      The following table presents summary operating data of our equity method investees for the three and nine months ended October 2, 2004:

	Three months	Nine months
	ended	ended
	October 2, 2004	October 2, 2004

	(In thousands)
Net sales	$7,422	$26,740
Costs and expenses	(19,144)	(71,754)
Operating loss	(11,722)	(45,014)
Net loss	(10,342)	(39,600)

      In accordance with the equity method of accounting, Cadence records its proportional share of the investee’s gains or losses in Other income (expense), net. Cadence records its interest in equity method gains and losses in the quarter following occurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Condensed Consolidated Financial Statements. Cadence’s proportional share of its investees’ net losses was $3.8 million and $16.2 million for the three and nine months ended October 2, 2004, respectively. Cadence’s proportional share of its investees’ net losses was $1.5 million and $7.1 million for the three and nine months ended September 27, 2003, respectively. As of October 2, 2004, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial.

NOTE 6.	RESTRUCTURING AND OTHER CHARGES

      Cadence initiated a separate plan of restructuring in each year beginning in 2001, in an effort to reduce operating expenses and improve operating margins and cash flows.

      The restructuring plans initiated in 2001, 2002 and 2003, or the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, to align Cadence’s cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other busi-

ness/infrastructure groups throughout the world. The 2003 Restructuring was targeted at reducing costs throughout the company.

      During the first quarter of 2004, Cadence commenced a new plan of restructuring, or the 2004 Restructuring, which was also intended to decrease costs and realize efficiencies by reducing workforce and resources throughout the company to align Cadence’s cost structure with projected revenues.

      The asset-related portion of the 2004 Restructuring was accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges under this restructuring plan were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of Financial Accounting Standards Board, or FASB, Statements No. 5 and 43.”

      Closure and space reduction costs included in these restructurings were comprised of payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing a building, Cadence management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

      Since 2001, Cadence has recorded facilities consolidation charges of $85.0 million related to space reductions or closures of 34 sites. As of October 2, 2004, 24 of these sites had been vacated and space reductions occurred at the remaining ten sites.

      As of October 2, 2004, Cadence’s best estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 is $34.2 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $51.8 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

      Restructuring and other charges (credits) recorded by plan of restructuring for the three months ended October 2, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$405	$ - - - -	$ - - - -	$405
2003 Plan	(400)	290	1,319	1,209
2002 Plan	(231)	32	(390)	(589)
2001 Plan	- - - -	- - - -	11	11

Total	$(226)	$322	$940	$1,036

      Restructuring and other charges (credits) recorded by plan of restructuring for the nine months ended October 2, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$7,380	$91	$ - - - -	$7,471
2003 Plan	(699)	1,365	1,475	2,141
2002 Plan	(231)	(552)	59	(724)
2001 Plan	- - - -	- - - -	512	512

Total	$6,450	$904	$2,046	$9,400

      Total restructuring and other costs accrued as of October 2, 2004 were $44.2 million, consisting of $17.4 million in Accounts payable and accrued liabilities and $26.8 million in Other long-term liabilities in the Condensed Consolidated Balance Sheets. Cadence expects to pay substantially all of the asset-related and severance and benefits-related restructuring liabilities for all its restructuring plans prior to 2006 and all of the facilities-related restructuring liabilities for all its restructuring plans prior to 2016.

      Activity for the three and nine months ended October 2, 2004 associated with each plan of restructuring is discussed below.

2004 Restructuring

      The 2004 Restructuring is expected to result in the termination of approximately 121 employees. Costs resulting from this restructuring include severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to October 2, 2004, with all termination benefits expected to be paid by July 2, 2005.

      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the three months ended October 2, 2004:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, July 3, 2004	$2,009	$	- - - -	$	- - - -	$2,009
Restructuring and other charges, net	405		-- - - -		- - - -	405
Non-cash charges	- - - -		- - - -		- - - -	- - - -
Cash payments	(1,267)		- - - -		- - - -	(1,267)
Effect of foreign currency translation	14		- - - -		- - - -	14

Balance, October 2, 2004	$1,161	$	- - - -	$	- - - -	$1,161

      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the nine months ended October 2, 2004:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, January 3, 2004	$ - - - -	$	- - - -	$	- - - -	$	- - - -
Restructuring and other charges, net	7,380		91		- - - -		7,471
Non-cash charges	- - - -		(59)		- - - -		(59)
Cash payments	(6,247)		(30)		- - - -		(6,277)
Effect of foreign currency translation	28		(2)		- - - -		26

Balance, October 2, 2004	$1,161	$	- - - -	$	- - - -		$1,161

2003 Restructuring

      Cadence incurred $1.2 million and $2.1 million of expense in the three and nine months ended October 2, 2004, respectively, related to the 2003 Restructuring. These expenses were primarily comprised of additional expenses incurred for facilities included in the 2003 Restructuring, but vacated during the three months ended October 2, 2004 and, to a lesser extent, contract termination charges and expenses incurred to sublease facilities and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring. The expenses were partially offset by the reversal of a portion of the severance-related accrual for payroll taxes, benefits and outplacement services in excess of the remaining expected obligation.

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the three months ended October 2, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, July 3, 2004	$1,211	$7,690	$8,100	$17,001
Restructuring and other charges, net	(400)	290	1,319	1,209
Non-cash charges	- - - -	24	22	46
Cash payments	(620)	(106)	(991)	(1,717)
Effect of foreign currency translation	3	(55)	(21)	(73)

Balance, October 2, 2004	$194	$7,843	$8,429	$16,466

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the nine months ended October 2, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$4,573	$7,006	$9,632	$21,211
Restructuring and other charges, net	(699)	1,365	1,475	2,141
Non-cash charges	- - - -	39	(58)	(19)
Cash payments	(3,643)	(716)	(2,597)	(6,956)
Effect of foreign currency translation	(37)	149	(23)	89

Balance, October 2, 2004	$194	$7,843	$8,429	$16,466

2002 Restructuring

      During the third quarter of 2004, Cadence reduced its expenses related to the 2002 Restructuring by $0.6 million due to a reduction in the estimated lease loss related to a facility included in the 2002 Restructuring and the reversal of a portion of the severance and benefits accrual in excess of the remaining expected obligation.

      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the three months ended October 2, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, July 3, 2004	$718	$572	$13,436	$14,726
Restructuring and other charges, net	(231)	32	(390)	(589)
Non-cash charges	- - - -	(32)	- - - -	(32)
Cash payments	(228)	- - - -	(3,766)	(3,994)
Effect of foreign currency translation	2	(4)	(28)	(30)

Balance, October 2, 2004	$261	$568	$9,252	$10,081

      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the nine months ended October 2, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$1,361	$1,146	$14,845	$17,352
Restructuring and other charges, net	(231)	(552)	59	(724)
Non-cash charges	- - - -	(32)	- - - -	(32)
Cash payments	(853)	(7)	(5,699)	(6,559)
Effect of foreign currency translation	(16)	13	47	44

Balance, July 3, 2004	$261	$568	$9,252	$10,081

2001 Restructuring

      Cadence did not record significant charges under the 2001 Restructuring for the three months ended October 2, 2004. Facilities-related charges recorded during the first nine months of 2004 of $0.5 million related primarily to changes in lease loss estimates and costs associated with facilities vacated as part of the 2001 Restructuring.

      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for the three months ended October 2, 2004:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, July 3, 2004	$ - - - -	$	- - - -	$17,456	$17,456
Restructuring and other charges, net	- - - -		- - - -	11	11
Non-cash charges	- - - -		- - - -	- - - -	- - - -
Cash payments	- - - -		- - - -	(844)	(844)
Effect of foreign currency translation	- - - -		- - - -	(105)	(105)

Balance, October 2, 2004	$ - - - -	$	- - - -	$16,518	$16,518

      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for the nine months ended October 2, 2004:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 3, 2004	$ - - - -	$96	$20,903	$20,999
Restructuring and other charges, net	- - - -	- - - -	512	512
Non-cash charges	- - - -	- - - -	- - - -	- - - -
Cash payments	- - - -	(96)	(5,159)	(5,255)
Effect of foreign currency translation	- - - -	- - - -	262	262

Balance, October 2, 2004	$ - - - -	$ - - - -	$16,518	$16,518

NOTE 7.	CONVERTIBLE NOTES

      In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million that were recorded in Other assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The Notes were issued by Cadence at par and bear no interest. The Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require Cadence to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain any restrictive financial covenants.

      On September 30, 2004, the Financial Accounting Standards Board, or FASB, reached a consensus on Emerging Issues Task Force Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, or EITF 04-08. For all periods in which the Notes are outstanding, EITF 04-08 will require Cadence to include in diluted earnings per share the approximately 26.8 million shares of Cadence common stock into which the Notes may be converted, using the “if-converted” method. The adoption of EITF 04-08 will require Cadence to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. Cadence expects EITF 04-08 to become effective in the fourth quarter of 2004, which coincides with the expected effective date of SFAS No. 128R, “Earnings per Share, an amendment of FASB Statement No. 128”. Cadence does not expect a material impact on restated diluted earnings per share for any periods after the issuance of the Notes in August 2003.

      In November 2003, Cadence filed with the SEC a resale registration statement with respect to the Notes. This registration statement was declared effective by the SEC on April 29, 2004.

      Concurrently with the issuance of the Notes, Cadence entered into convertible notes hedge transactions with JP Morgan Chase Bank whereby Cadence has options to purchase up to 26.8 million shares of Cadence’s common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to Cadence was approximately $134.6 million.

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

Other Contingencies

      Cadence provides its customers with a warranty on sales of hardware products for a 90-day period. These warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5. To date, Cadence has not incurred any significant costs related to warranty obligations.

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

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) during the period, the numerator, by the weighted average number of shares of common stock outstanding, the denominator. Diluted net income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and nine months ended September 27, 2003, dilutive net loss per share was computed without giving effect to equity instruments considered to be potential common shares because the impact would have been antidilutive.

      The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to weighted average common and potential common shares used to calculate diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In thousands)
Weighted average common shares used to calculate basic net income (loss) per share	270,509	266,755	271,514	267,605
Options	4,058	- - - -	8,052	- - - -
Restricted Stock and ESPP shares	310	- - - -	484	- - - -

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	274,877	266,755	280,050	267,605

      The following table presents the potential shares of Cadence common stock outstanding at October 2, 2004 and September 27, 2003 that were not included in the computation of diluted net income (loss) per share for the three and nine months ended October 2, 2004 and for the three and nine months ended September 27, 2003, because the effect of including these shares would have been antidilutive:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2014)	41,939	39,727	32,721	55,162
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	26,829	26,829
Potential common shares in connection with convertible notes (expiring in 2018)	26,837	- - - -	26,837	- - - -
Restricted Stock awards	- - - -	1,079	- - - -	1,079

Total potential common shares outstanding	95,605	67,635	86,387	83,070

Stock Repurchase Plan

      In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock with a value of up to $500 million in the aggregate.

      The table below presents the shares repurchased under Cadence’s stock repurchase program for the three and nine months ended October 2, 2004 and September 27, 2003:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In thousands)
Shares repurchased	2,002	11,216	7,031	17,386
Total cost of repurchased shares	$24,258	$151,868	$94,103	$213,832

      The total cost of repurchased shares in the nine months ended September 27, 2003 was $213.8 million, including $211.0 million in cash paid for shares during the nine months ended September 27, 2003, and $2.8 million in cash paid for shares after September 27, 2003 to settle share repurchase transactions initiated during the period. As of October 2, 2004, the remaining repurchase authorization under this program totaled $122.9 million.

Stock-Based Compensation

Employee Stock Purchase Plans (ESPPs)

      The following table presents the common shares issued under Cadence’s ESPPs for the three and nine months ended October 2, 2004 and September 27, 2003:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Cadence shares issued under the ESPPs	1,997,487	1,973,658	3,987,661	4,135,270
Weighted average purchase price	$8.69	$8.33	$8.59	$8.38

Weighted average fair value	$13.46	$13.67	$15.02	$11.71

      The purchase dates under Cadence’s ESPPs are in February and August.

Other Stock-Based Compensation

      At October 2, 2004, Cadence had four other stock-based employee compensation plans (excluding director plans). Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.

      Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended October 2, 2004 was $3.98, as compared to $7.06 during the three months ended September 27, 2003. The weighted average fair value of options granted during the nine months ended October 2, 2004 was $5.11, as compared to $5.71 during the nine months ended September 27, 2003.

      For fixed awards, Cadence amortizes deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, stock-based compensation expense is recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For the three months ended October 2, 2004 and September 27, 2003, Cadence recorded amortization of deferred stock compensation of $5.8 million and $11.6 million, respectively. For the nine months ended October 2, 2004 and September 27, 2003, Cadence recorded amortization of deferred stock compensation of $21.9 million and $25.6 million, respectively.

      The following table presents the activity recorded in deferred compensation included in the accompanying Condensed Consolidated Balance Sheet as of October 2, 2004:

Deferred Stock
Compensation

(In thousands)
Balance as of January 3, 2004	$(48,856)
Amortization of deferred stock compensation	21,924
Warrants and stock options	(1,117)
Restricted stock related to acquisitions	(4,131)
Restricted stock related to incentive stock awards	(20,992)
Forfeitures	3,522

Balance as of October 2, 2004	$(49,650)

      During the nine months ended October 2, 2004, Cadence issued 1.5 million shares of restricted stock to certain employees. As reflected in the table above, Cadence recorded deferred stock compensation of $21.0 million in the accompanying Condensed Consolidated Balance Sheets in connection with these incentive stock awards.

NOTE 10.	COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) includes foreign currency translation gains and unrealized gains and losses on marketable securities that are available-for-sale, net of related tax effects. These transactions have been excluded from Net income (loss) and are reflected instead in Stockholders’ Equity.

      The following table sets forth the activity in Other comprehensive income (loss):

	Three Months Ended		Nine Months Ended

		Restated		Restated
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$19,631	$(14,456)	$14,679	$(32,798)
Translation gain	736	14,068	1,567	14,950
Unrealized gain (loss) on investments, net of related tax effects	4,091	(2,436)	(2,439)	3,510

Comprehensive income (loss)	$24,458	$(2,824)	$13,807	$(14,338)

NOTE 11.	SEGMENT AND GEOGRAPHY REPORTING

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

      Segment income (loss) from operations is defined as gross margin less operating expenses (Marketing and sales, Research and development and General and administrative), Amortization of deferred stock compensation, Restructuring and other charges, Write-off of acquired in-process technology, Interest expense and Other income (expense), net. Information about the profitability of Cadence’s segments is available only to the extent of gross margin by segment and write-off of acquired in-process technology. Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Interest expense and Other income (expense), net, are not managed by segment. Cadence neither identifies nor allocates among its segments Operating expenses, Amortization of deferred stock compensation, Restructuring and other charges, Interest expense and Other income (expense), net, because the information is not available by segment and is not reviewed by Cadence’s CEO in making decisions about resources to be allocated among the segments or to assess their performance. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis. Revenue is defined as revenue from external customers only.

      Cadence neither identifies nor allocates its assets by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed by Cadence’s CEO in making decisions about resources to be allocated among the segments or to assess their performance.

Depreciation and amortization of purchased software is allocated among the segments to determine each segment’s gross margin.

      The following tables present information about reported segments for the three months ended October 2, 2004 and September 27, 2003:

	For the Three Months Ended October 2, 2004

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$183,030	$34,447	$84,104	$	- - - -	$301,581
Cost of revenue	25,033	23,132	12,643		- - - -	60,808

Gross margin	157,997	11,315	71,461		- - - -	240,773
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(203,466)	(203,466)
Restructuring and other charges	- - - -	- - - -	- - - -		(1,036)	(1,036)
Write-off of acquired in-process technology	(2,000)	- - - -	- - - -		- - - -	(2,000)
Interest expense and Other income (expense), net	- - - -	- - - -	- - - -		(5,736)	(5,736)

Segment income (loss) from operations	$155,997	$11,315	$71,461		$(210,238)	$28,535

	For the Three Months Ended September 27, 2003 – Restated

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$151,962	$33,773	$83,025	$	- - - -	$268,760
Cost of revenue	15,418	22,678	13,266		- - - -	51,362

Gross margin	136,544	11,095	69,759		- - - -	217,398
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(211,734)	(211,734)
Legal settlements	- - - -	- - - -	- - - -		14,500	14,500
Restructuring and other charges	- - - -	- - - -	- - - -		(62,874)	(62,874)
Write-off of acquired in-process technology	(2,000)	- - - -	- - - -		- - - -	(2,000)
Interest expense and Other income (expense), net	- - - -	- - - -	- - - -		(1,184)	(1,184)

Segment income (loss) from operations	$134,544	$11,095	$69,759		$(261,292)	$(45,894)

      The following tables present information about reported segments for the nine months ended October 2, 2004 and September 27, 2003:

	For the Nine Months Ended October 2, 2004

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$503,053	$104,064	$247,267	$	- - - -	$854,384
Cost of revenue	58,590	69,526	39,813		- - - -	167,929

Gross margin	444,463	34,538	207,454		- - - -	686,455
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(631,158)	(631,158)
Restructuring and other charges	- - - -	- - - -	- - - -		(9,400)	(9,400)
Write-off of acquired in-process technology	(9,000)	- - - -	- - - -		- - - -	(9,000)
Interest expense and Other income (expense), net	- - - -	- - - -	- - - -		(14,836)	(14,836)

Segment income (loss) from operations	$435,463	$34,538	$207,454		$(655,394)	$22,061

	For the Nine Months Ended September 27, 2003 – Restated

						Consolidated
	Product	Services	Maintenance	Other		Total

	(In thousands)
Revenue	$461,194	$100,962	$246,237	$	- - - -	$808,393
Cost of revenue	49,663	71,529	43,399		- - - -	164,591

Gross margin	411,531	29,433	202,838		- - - -	643,802
Operating expenses and amortization of deferred stock compensation	- - - -	- - - -	- - - -		(642,089)	(642,089)
Legal settlements					14,500	14,500
Restructuring and other charges					(64,226)	(64,226)
Write-off of acquired in-process technology	(7,500)	- - - -	- - - -		- - - -	(7,500)
Interest expense and Other income (expense), net	- - - -	- - - -	- - - -		(13,905)	(13,905)

Segment income (loss) from operations	$404,031	$29,433	$202,838		$(705,720)	$(69,418)

      Internationally, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the customer is domiciled. Long-lived assets are attributed to geography based on the country where the assets are located. Until June 28, 2003, Cadence licensed most of its software products in Japan through a distributor, Innotech Corporation, or

Innotech, of which Cadence is an approximately 15% stockholder. In June 2003, Cadence purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, Cadence has directly licensed its software products to customers for which Cadence acquired the distribution rights from Innotech.

      In the three months ended October 2, 2004, one customer accounted for 13% of total revenue, while during the three months ended September 27, 2003, one customer accounted for 15% of total revenue. In the nine months ended October 2, 2004, and the nine months ended September 27, 2003, no one customer accounted for more than 10% of total revenue.

      The following table presents a summary of revenue by geography:

	For the		For the
	Three Months Ended		Nine Months Ended

		Restated		Restated
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
North America:
United States	$159,343	$150,475	$451,023	$432,776
Other	8,287	5,650	20,596	17,183

Total North America	167,630	156,125	471,619	449,959

Europe	$62,129	$52,073	$157,871	$138,524

Japan and Asia:
Japan	44,325	35,340	144,025	148,380
Asia	27,497	25,222	80,869	71,530

Total Japan and Asia	71,822	60,562	224,894	219,910

Total	$301,581	$268,760	$854,384	$808,393

      The following table presents a summary of long-lived assets by geography:

	As of

	October 2,	January 3,
	2004	2004

	(In thousands)
North America:
United States	$1,470,867	$1,457,982
Other	3,290	3,401

Total North America	1,474,157	1,461,383

Europe	84,419	87,793

Japan and Asia:
Japan	34,196	35,085
Asia	12,708	12,656

Total Japan and Asia	46,904	47,741

Total	$1,605,480	$1,596,917

NOTE 12.	SUBSEQUENT EVENT

      On October 22, 2004, the federal American Jobs Creation Act of 2004, or the Act, was signed into law. A key provision of the Act is a one-time incentive to repatriate foreign earnings at a reduced effective tax rate. Cadence must meet several requirements to qualify for the incentive, including the payment of an inter-company cash dividend from the foreign subsidiary, and a Board of Directors approved plan to reinvest the dividend in the United States. Cadence is currently studying the impact of the repatriation provisions of the Act on its plans to indefinitely reinvest our foreign earnings. As of October 2, 2004 and based upon the tax laws in effect at that time, it was Cadence’s intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, referred to as the 2003 Annual Report. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

      Over the last several years, IC manufacturers and electronics companies experienced a downturn in demand and production, which resulted in reduced research and development spending by many of our customers. In the second half of 2003 and the first three quarters of 2004, IC manufacturers and electronics companies appear to have experienced a gradual recovery, but they have continued to spend cautiously through the third quarter of 2004. In response to the general downturn in the economy, and in the electronics industry in particular, we have initiated significant restructuring activities over the past several years, including during the first three quarters of 2004, to better align our cost structure with projected demand for our products and services and their resulting projected revenues.

      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.

      We continue to experience a customer preference for renewable license types, which are term and subscription, and expect the timing of license renewals to continue to impact our results of operations.

      Product revenue recognized from backlog comprised approximately 60% of total product revenue in 2003, 45% in 2002, and 30% in 2001. This trend is primarily due to increasing customer preference for subscription licenses and customer requirements for more flexible payment terms.

Restatement

      In our 2003 Annual Report, we restated our Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002, and for the first three quarters of fiscal 2003. Our Condensed Consolidated Financial Statements present restated results for the three and nine months ended September 27, 2003. For the three and nine months ended September 27, 2003, adjustments were made to income (loss) on equity investments, amortization of deferred stock compensation, revenue, amortization of internally developed software, foreign currency transaction gains (losses), other expense and the tax effect of these restatement adjustments. Adjustments were also made to reclassify amortization of certain intangible assets from Amortization of acquired intangibles to Cost of product, Cost of services and Cost of maintenance.

Acquisitions

      In April 2004, we acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. We purchased Neolinear to acquire key personnel and technology. Prior to the acquisition we held an equity investment in Neolinear of approximately $3 million, representing 12% ownership. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” we accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue targets and product development are achieved over a period of approximately four years following the acquisition. Neolinear’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

      During the three months ended October 2, 2004, we acquired a company for an aggregate initial purchase price of $9.2 million, which included the payment of cash, the fair value of assumed options and acquisition costs. We purchased the company to acquire key personnel and technology. The acquired company’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.

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

      In the three months ended October 2, 2004, we recorded $6.0 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $6.0 million of goodwill consisted of $3.5 million of actual cash payments and $2.5 million of accrued cash payments.

      In the nine months ended October 2, 2004, we recorded $33.4 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $33.4 million of goodwill consisted of $14.5 million of actual cash payments, $2.5 million of accrued cash payments, and the issuance of shares of Cadence’s common stock valued at $16.4 million. In addition, during the nine months ended October 2, 2004, we recognized deferred stock compensation of $1.3 million, in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)”.

      In connection with our acquisitions completed prior to October 2, 2004, we may be obligated to pay up to an aggregate of $55.9 million in cash during the next 12 months and an additional $41.4 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

Critical Accounting Estimates

      In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and restructuring charges have the greatest potential impact on our Condensed Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Revenue recognition

      We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.

      Persuasive evidence of an arrangement – For subscription and term licenses and hardware leases, we use the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, we use a purchase order as evidence of an arrangement. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our Japanese distributor, Innotech Corporation, or Innotech, are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

      Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Occasionally, we will deliver the software on a compact disc with standard transfer terms of free-on-board shipping point. Our software license agreements generally do not contain acceptance provisions. With respect to hardware, delivery of an entire system is deemed to occur upon its installation.

      Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We generally use installment contracts for term and subscription licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services. Our installment contracts generally have payment periods that are equal to or less than the term of the licenses, the payments are generally collected quarterly, and periodic payments are generally made in equal or nearly equal installments. Significant judgment is involved in assessing whether a fee is fixed or determinable, including assessing whether a contract amendment constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable. While we do not expect that experience to change, if we no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. This change could have a material impact on our results of operations.

      Collection is probable – We assess collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. This change could have a material impact on our results of operations.

      Vendor-Specific Objective Evidence – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as elements are delivered. Our experience has been that we are able to estimate VSOE. While we do not expect that experience to change, if we could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until we have VSOE for the undelivered elements or all elements are delivered, whichever is earlier. This change could have a material impact on our results of operations.

      Services revenue – Services revenue consists primarily of revenue received for performing methodology and design services. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on our results of operations.

Accounting for income taxes

      We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109, and Financial Accounting Standards Board Interpretation No. 18, or FIN No. 18, “Accounting For Income Tax in Interim Periods (An Interpretation of APB Opinion No. 28)”. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. FIN No. 18 specifies that tax payable (or tax benefit) for an interim period related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax payable (or tax benefit) related to all other items shall be individually computed and recognized when items occur. Estimates of the annual effective tax rate at the end of interim periods are based on our evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

      We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account estimates of the annual pre-tax book income and the geographic mix of income, current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in our estimates of the geographic mix of income or the annual pre-tax income, tax law or our interpretation of tax laws and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates, relating to the value of our net deferred tax assets, take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our results of operations and financial position.

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

      Our annual impairment review process compares the fair value of each reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, we utilize a combination of the income and market valuation approaches.

      The income approach provides an estimate of fair value based on the discounted expected future cash flows. These expected future cash flows are based on our assumed market segment growth rates, assumed market segment share growth rates, estimated costs and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

      The market approach provides an estimate of the fair value of the equity of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. Factors such as size, growth, profitability, risk and return on investment are also analyzed and compared to comparable companies. Various price or market multiples are then applied to our reporting units’ operating results to arrive at an estimate of fair value.

      In determining our overall conclusion of reporting unit fair value, we considered the estimated values derived from both the income and market valuation approaches. The weighting applied to the market approach depends on the similarity of the comparable businesses to the reporting unit.

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

Restructuring charges

      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Beginning in fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively. The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

      These restructuring initiatives have required us to make a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly estimating when, if at all, we will be able to sublet vacated facilities and if we do, the sublease terms. Closure and space reduction costs that are part of our restructuring charges include payments required under leases, less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the abandonment period.

      In addition, we have recorded estimated provisions for termination benefits and outplacement costs, and other restructuring costs. We regularly evaluate the adequacy of our restructuring accrual, and adjust the balance based on changes in estimates and assumptions. We may incur future charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Results of Operations

      We primarily generate revenue from licensing our EDA software and selling or leasing hardware technology and intellectual property, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different rights to use our products such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of that decision is that at the expiration of the license period the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See “Critical Accounting Estimates” above for additional discussion of licenses types and timing of revenue recognition.

      To the extent a customer obtains rights to remix to new technology or more flexible payment terms, revenue is recognized over the life of the agreement. This distinction is a critical determinant of revenue recognition. For example, a $3.0 million, 3-year product subscription license would result in $1.0 million of revenue recognized per year, or $250,000 per quarter. However, a $3.0 million, 3-year product term license, assuming equal or near equal payments and no rights to new technology, would result in $3.0 million of revenue recognized upon delivery, which is generally in the first quarter of the arrangement, and no revenue recognized in succeeding quarters. Because our model leads to a substantial portion of our revenue being recognized over multiple periods, we do not believe that pricing volatility is a material component of the change in our product revenue from period to period, and we do not analyze changes in pricing from one period to the next.

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

Revenue and Revenue Mix by Product Group

      We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into “platforms”, which are included in the various product groups described below. We introduced our first platform in September 2002. The data described below for product groups for periods before a platform was introduced aggregates the revenues from the individual products associated with that particular platform. The first table below shows our revenue for the three and nine month periods of 2004 and 2003 by segment (one of which is maintenance), whereas the second table below shows revenue percentages by product group, with each product group including its associated maintenance revenue.

      Our product groups are:

      Functional Verification: Products in this group, which include the IncisiveTM functional verification platform, are used to verify that the high level, logical specification of an integrated circuit design is correct.

      Digital IC Design: Products in this group, which include the EncounterTMdigital IC design platform, are used to accurately convert the high-level, logical specification of a digital integrated circuit into a detailed physical blueprint of the integrated circuit, which is used for creation of the photomasks used in chip manufacture.

      Custom IC Design: Our custom design products, which include the Virtuoso® custom design platform, are used for integrated circuits that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks, and standard cell libraries.

      Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.

      System Interconnect: This product group consists of our printed circuit board and integrated circuit package design products, including the Allegro® system interconnect design platform, which enables consistent co-design of integrated circuits, IC packages, and printed circuit boards.

	Three Months Ended			Nine Months Ended

	October 2,	September 27,		October 2,	September 27,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Product	$183.0	$152.0	20%	$503.0	$461.2	9%
Services	34.5	33.8	2%	104.1	101.0	3%
Maintenance	84.1	83.0	1%	247.3	246.2	0%

Total revenue	$301.6	$268.8	12%	$854.4	$808.4	6%

      Product revenue was higher in the three months ended October 2, 2004, as compared to the same period in 2003, primarily because of increased revenue from sales of certain Design for Manufacturing, Custom IC

Design and Functional Verification products. Product revenue was higher in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily because of increased revenue from sales of certain intellectual property, as well as from certain Functional Verification and System Interconnect products.

      Additional financial information about our segments can be found in Note 11 to our Condensed Consolidated Financial Statements.

      The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended

	October 2,	July 3,	April 3,	January 3,	September 27,
	2004	2004	2004	2004	2003

Functional Verification	18%	20%	20%	20%	18%
Digital IC Design	24%	21%	25%	20%	27%
Custom IC Design	27%	24%	27%	27%	27%
Design for Manufacturing	12%	9%	6%	13%	7%
System Interconnect	8%	9%	10%	10%	8%
Services and other	11%	17%	12%	10%	13%

Total	100%	100%	100%	100%	100%

      The percentage of revenue from a particular platform may vary from quarter to quarter due to the timing and extent of term license renewals for existing customers and the particular technologies they elect to purchase.

      As a percentage of total revenue, Design for Manufacturing increased in the three months ended October 2, 2004, as compared to the three months ended July 3, 2004, due to higher revenues from our physical verification and analysis products.

      In the nine months ended October 2, 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Condensed Consolidated Statement of Operations. The decrease in Services and other as a percentage of total revenue from the second quarter to the third quarter of 2004 is primarily due to this sale of IP in the second quarter of 2004.

      Other increases and decreases in the percentage of revenue attributed to each of our product groups for the third quarter of 2004 are primarily due to higher revenues in Design for Manufacturing in the third quarter of 2004 and the timing of the sale of IP during the second quarter of 2004.

Revenue by Geography

	Three Months Ended			Nine Months Ended

	October 2,	September 27,		October 2,	September 27,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
U.S.	$159.4	$150.5	6%	$451.0	$432.8	4%
Other North America	8.3	5.6	48%	20.6	17.2	20%

Total North America	167.7	156.1	7%	471.6	450.0	5%

Europe	$62.1	$52.1	19%	$157.9	$138.5	14%
Japan	44.3	35.4	25%	144.0	148.4	(3)%
Asia	27.5	25.2	9%	80.9	71.5	13%

Total Japan and Asia	71.8	60.6	18%	224.9	219.9	2%

Total revenue	$301.6	$268.8	12%	$854.4	$808.4	6%

Revenue by Geography as a Percent of Total Revenue

U.S.	53%	56%		53%	54%
Other North America	3%	2%		2%	2%
Europe	20%	20%		18%	17%
Japan	15%	13%		17%	18%
Asia	9%	9%		10%	9%

      The rate of revenue change may vary geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section.

      Changes in foreign currency exchange rates caused our revenue to increase by $3.3 million in the three months ended October 2, 2004, as compared to the three months ended September 27, 2003, primarily due to a strengthening of the Japanese yen in relation to the U.S. dollar. Changes in foreign currency exchange rates caused revenue to increase by $13.4 million in the nine months ended October 2, 2004, as compared to the nine months ended September 27, 2003, also primarily due to a strengthening of the Japanese yen in relation to the U.S. dollar.

Cost of Revenue

	Three Months Ended			Nine Months Ended

	October 2,	September 27,		October 2,	September 27,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Product	$25.0	$15.4	62%	$58.6	$49.7	18%
Services	23.1	22.7	2%	69.5	71.5	(3)%
Maintenance	12.6	13.3	(5)%	39.8	43.4	(8)%
Cost of Revenue as a Percent of Related Revenue

Product	14%	10%		12%	11%
Services	67%	67%		67%	71%
Maintenance	15%	16%		16%	18%

      Cost of product revenue includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product revenue primarily includes the cost of employee salary and benefits, amortization of intangible assets directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product revenue associated with our Cadence Verification Acceleration, or CVA, hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

      A summary of Cost of product revenue is as follows:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In millions)
Product related costs	$12.1	$5.1	$27.2	$20.3
Amortization of acquired intangibles	12.9	10.3	31.4	29.4

Total Cost of product	$25.0	$15.4	$58.6	$49.7

      Cost of product revenue increased $9.6 million in the third quarter of 2004, as compared to the third quarter of 2003, primarily due to an increase of $8.4 million in cost of goods sold for our hardware business and an increase in amortization of intangible assets of $2.6 million. These increases were partially offset by a $1.0 million decrease in royalty expenses. Cost of product revenue increased $8.9 million for the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to an increase of $14.3 million in cost of goods sold for our hardware business and an increase in amortization of acquired intangibles of $2.0 million, partially offset by a decrease of $3.3 million in royalty expenses and a decrease of $3.6 million in amortized software costs.

      Cost of product revenue in the future will depend primarily upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given quarter.

      Cost of services revenue primarily includes costs of employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services revenue decreased $2.0 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to a decrease in salary and benefit costs. As a result, services gross margin as a percentage of services revenue increased for the nine months ended October 2, 2004.

      Cost of maintenance revenue includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue decreased

$0.7 million in the three months ended October 2, 2004, as compared to same period in 2003, due to lower information technology costs and other general operating expenses. Cost of maintenance revenue decreased $3.6 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $2.2 million decrease in information technology, facilities and general operating expenses and a $1.4 million decrease in salary and benefits. Gross margin as a percentage of maintenance revenue increased for the same periods in 2004 as compared to 2003 due to decreased costs of maintenance.

Operating Expenses

	Three Months Ended			Nine Months Ended

	October 2,	September 27,		October 2,	September 27,
	2004	2003	% Change	2004	2003	% Change

	(In millions, except percentages)
Marketing and sales	$76,736	$80,758	(5)%	$238,131	$246,993	(4)%
Research and development	85,300	84,179	1%	263,541	257,677	2%
General and administrative	22,917	18,814	22%	62,890	65,598	(4)%
Expenses as a Percent of Total Revenue

Marketing and sales	25%	30%		28%	31%
Research and development	28%	31%		31%	32%
General and administrative	8%	7%		7%	8%

Operating Expenses Summary

      Overall operating expenses increased $1.2 million in the three months ended October 2, 2004, as compared to the same period in 2003. Overall operating expenses decreased by $5.7 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily as a result of cost reductions from our 2003 restructuring activities described more fully below in “Restructuring and Other Charges”. We expect our operating expenses in absolute dollars to be approximately the same during the fourth quarter of 2004 as they were for the third quarter of 2004.

      Foreign currency exchange rates increased operating expenses by $2.0 million in the three months ended October 2, 2004, and $8.1 million in the nine months ended October 2, 2004, as compared to the same periods in 2003, primarily due to a strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.

Marketing and Sales

      Marketing and sales expense decreased $4.0 million in the three months ended October 2, 2004, as compared to the same period in 2003, due to a $1.9 million decrease in salaries and benefits and a $2.1 million decrease in meeting and tradeshow expenses. Marketing and sales expense decreased $8.9 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $7.3 million decrease in commission payments to Innotech as a result of our acquisition from Innotech of distribution rights to certain of its customers, a $2.6 million reduction in depreciation related to prior restructuring activities and a $4.2 million reduction in facilities and information technology expenses, partially offset by a $5.4 million increase in salaries and benefits.

Research and Development

      Research and development expense increased $1.1 million in the three months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $5.9 million increase in salaries and benefits, partially offset by a $3.0 million reduction in outside development costs and a $1.5 million reduction in depreciation related to prior restructuring activities. Research and development expense increased $5.9 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $14.9 million increase in salaries and benefits, partially offset by a $8.6 million reduction in outside development costs.

General and Administrative

      General and administrative expense increased $4.1 million in the three months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $4.9 million increase in legal expenses partly resulting from the reversal in 2003 of the legal expense accrual related to the settlement with Mentor Graphics. In addition, salaries and benefits increased $1.0 million during the three months ended October 2, 2004 as compared to the same period in 2003. These increases were partially offset in 2004 by a reduction of $2.0 million in bad debt expenses. General and administrative expenses decreased $2.7 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $5.5 million reduction in legal and consulting expenses and a $1.6 million decrease in bad debt expense, partially offset by a $2.8 million increase in salaries and benefits and a $1.5 million increase in costs associated with Sarbanes-Oxley section 404 compliance.

Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In millions)
Amortization of acquired intangibles	$12.7	$16.4	$44.7	$46.3

      Amortization of acquired intangibles decreased $3.6 million in the three months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $3.4 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior year acquisitions.

      Amortization of acquired intangibles decreased $1.6 million in the nine months ended October 2, 2004, as compared to the same period in 2003, primarily due to a $4.5 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior years’ acquisitions, partially offset by a $2.9 million increase in the amortization of acquired intangibles in connection with the acquisitions of Verplex Systems, Inc. and Neolinear, Inc.

Amortization of Deferred Stock Compensation

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In millions)
Amortization of deferred stock compensation	$5.8	$11.6	$21.9	$25.6

      We amortize deferred stock compensation related to fixed awards using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned.

      Amortization of deferred stock compensation decreased $5.8 million for the three months ended October 2, 2004, as compared to the same period in 2003, due to a $7.5 million decrease in the amortization of deferred stock compensation primarily related to our acquisitions of Silicon Perspective Corporation and Verplex Systems, Inc., and a $1.4 million decrease in the amortization of deferred stock compensation related to certain stock options and warrants. This decrease was partially offset by a $3.1 million increase in the amortization of deferred stock compensation related to incentive stock grants. Amortization of deferred stock compensation decreased $3.7 million for the nine months ended October 2, 2004, as compared to the same period in 2003, due to an $11.4 million decrease in the amortization of deferred stock compensation primarily related to our acquisition of Silicon Perspective Corporation. This decrease was partially offset by a $7.7 million increase in deferred stock compensation related to incentive stock grants and certain stock options. We expect that amortization of deferred stock compensation expense will increase during the remainder of 2004 due to increased incentive stock grants during 2004.

Restructuring and Other Charges

      We initiated a separate plan of restructuring in each year beginning in 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.

      The restructuring plans initiated in 2001, 2002 and 2003, or the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, to align our cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business/infrastructure groups throughout the world. The 2003 Restructuring was targeted at reducing costs throughout the company.

      During the first quarter of 2004, we commenced a new plan of restructuring, or the 2004 Restructuring, which was also intended to decrease costs and realize efficiencies by reducing workforce and resources throughout the company to align our cost structure with expected revenues.

      A summary of restructuring and other charges (credits) by plan of restructuring for the three months ended October 2, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$0.4	$ - - - -	$ - - - -	$0.4
2003 Plan	(0.4)	0.3	1.3	1.2
2002 Plan	(0.2)	- - - -	(0.4)	(0.6)
2001 Plan	- - - -	- - - -	- - -	- - - -

Total	$(0.2)	$0.3	$0.9	$1.0

      A summary of restructuring and other charges (credits) by plan of restructuring for the nine months ended October 2, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$7.4	$0.1	$ - - - -	$7.5
2003 Plan	(0.7)	1.4	1.4	2.1
2002 Plan	(0.2)	(0.6)	0.1	(0.7)
2001 Plan	- - - -	- - - -	0.5	0.5

Total	$6.5	$0.9	$2.0	$9.4

      A summary of restructuring and other charges by plan of restructuring for the three months ended September 27, 2003 is as follows:

Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

(In millions)
2004 Plan	$ - - - -	$ - - - -	$ - - - -	$	- - - -
2003 Plan	23.9	26.3	12.7		62.9
2002 Plan	- - - -	- - - -	- - - -		- - - -
2001 Plan	- - - -	- - - -	- - - -		- - - -

Total	$23.9	$26.3	$12.7		$62.9

      A summary of restructuring and other charges (credits) by plan of restructuring for the nine months ended September 27, 2003 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$ - - - -	$ - - - -	$ - - - -	$	- - - -
2003 Plan	23.9	26.3	12.7		62.9
2002 Plan	0.8	0.3	1.4		2.5
2001 Plan	- - - -	- - - -	(1.2)		(1.2)

Total	$24.7	$26.6	$12.9		$64.2

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

      As of October 2, 2004, our best estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 is estimated to be $34.2 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $51.8 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2004 Restructurings of $85.0 million related to reducing space or the closing of 34 sites, of which 24 have been vacated and ten have been downsized.

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

      The following is further discussion of the activity under each restructuring plan:

      2004 Restructuring – The 2004 Restructuring is expected to result in the termination of approximately 121 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to October 2, 2004, with all termination benefits expected to be paid by July 2, 2005.

      We project annualized savings in employee salary and benefits costs of approximately $16.2 million resulting from employee terminations under the 2004 Restructuring.

      2003 Restructuring – During the third quarter of 2004, we incurred $1.2 million of expense related to the 2003 Restructuring, comprised primarily of expenses incurred for facilities included in the 2003 Restructuring, but vacated during the third quarter of 2004 and, to a lesser extent, contract termination charges and expenses incurred to sublease facilities and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring. These expenses were partially offset by the reversal of a portion of the severance-related accrual for payroll taxes, benefits and outplacement services in excess of the remaining expected obligation.

      We incurred a total expense of $2.1 million during the first nine months of 2004 related to the 2003 Restructuring, comprised primarily of expenses incurred for facilities included in the 2003 Restructuring, but vacated during the third quarter of 2004, and, to a lesser extent, contract termination charges and expenses incurred to sublease facilities and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring. These expenses were partially offset by the reversal of a portion of the severance-related accrual for payroll taxes, benefits and outplacement services in excess of the remaining expected obligation.

      We expect to incur an additional $4 million to $6 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.

      2002 Restructuring – During the third quarter of 2004, we reduced the expense related to the 2002 Restructuring by $0.6 million primarily due to an adjustment of the estimated lease loss related to a facility included in the 2002 Restructuring and the reversal of a portion of the severance and benefits accrual in excess of the remaining expected obligation.

      2001 Restructuring – We did not record significant additional charges related to the 2001 Restructuring during the third quarter of 2004. Facilities-related charges recorded during the first nine months of 2004 of $0.5 million were primarily the result of changes in lease loss estimates and costs associated with facilities vacated as part of the 2001 Restructuring.

Write-off of Acquired In-process Technology

      Upon consummation of our acquisition of Neolinear in April 2004, we immediately charged to expense $7.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 28%, which was assumed in this calculation, included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in December 2004. As of October 2, 2004, expenditures incurred to complete the in-process technology totaled $6.8 million and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $0.5 million.

      Upon consummation of the acquisition completed during the three months ended October 2, 2004, we immediately charged to expense $2.0 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate of 30%, which was assumed in this calculation, included a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology. The in-process technology is expected to be commercially viable in December 2004. As of October 2, 2004, expenditures incurred to complete the in-process technology totaled $0.2 million and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $0.5 million.

      The estimates presented above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In millions)
Interest expense	$(1.6)	$(2.4)	$(4.8)	$(3.7)

      Interest expense decreased $0.8 million in the three months ended October 2, 2004, as compared to the three months ended September 27, 2003, primarily due to a $1.1 million decrease in interest expense related to our now-terminated credit facilities, partially offset by a $0.3 million increase of amortization expense related to the costs associated with the issuance of our Zero Coupon Zero Yield Senior Convertible Notes, or the Notes, in August 2003.

      Interest expense increased $1.1 million in the nine months ended October 2, 2004, as compared to the nine months ended September 27, 2003, primarily due to a $1.3 million increase in imputed interest on acquisition-related payments which occur over time and $1.7 million of amortization expense related to the costs associated with the issuance of our Notes, partially offset by a decrease of $1.9 million in interest expense related to our now-terminated credit facilities.

Other income (expense), net

      Other income (expense), net, for the three and nine months ended October 2, 2004 and September 27, 2003 is as follows:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(In millions)
Interest income	$1.4	$0.7	$3.6	$2.4
Gain (loss) on foreign exchange	(0.4)	2.3	- - - -	2.4
Equity in loss from investments, net	(3.8)	(0.7)	(16.2)	(7.1)
Other	(1.4)	(1.1)	2.6	(7.9)

Other income (expense), net	$(4.2)	$1.2	$(10.0)	$(10.2)

      In the three months ended October 2, 2004, Other loss of $1.4 million was comprised primarily of $1.1 million of impairment of investments and $0.3 million of Other loss, net. In the three months ended

September 27, 2003, Other loss of $1.1 million was comprised of $1.0 million of impairment of investments and $0.1 million of Other loss, net.

      In the nine months ended October 2, 2004, Other income of $2.6 million was comprised of $8.0 million of gains on the sale of short-term investments, partially offset by $3.0 million of impairment of investments, $0.8 million of losses on the sale of receivables and $1.6 million of Other loss, net. In the nine months ended September 27, 2003, Other loss of $7.9 million was comprised of $4.8 million of impairment of investments, $1.5 million of losses on the sales of receivables and $1.6 million of Other loss, net.

      Equity in loss from investments, net, reflects our proportional share of the net losses of the investee companies for which we account for our investment using the equity method of accounting. Additional information about our investments for which we use the equity method of accounting can be found in Note 5 to our Condensed Consolidated Financial Statements.

Income Taxes

      The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and nine months ended October 2, 2004 and September 27, 2003:

	Three Months Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Provision (Benefit) for Income Taxes (in millions)	$8.9	$(31.4)	$7.4	$(36.6)
Effective Tax Rate	31.2%	68.5%	33.4%	52.8%

      Our effective tax rate decreased for the three months ended October 2, 2004, compared to the three months ended September 27, 2003, due to an expected decrease in non-deductible stock compensation and an expected increase in tax benefits from foreign income taxed at a lower rate than the U.S. statutory rate. The provision for the three months ended October 2, 2004 includes an expected settlement with a tax authority of $0.5 million and has been treated as a discrete event allocable to the quarter.

      Our effective tax rate reflects tax benefits derived from expected earnings outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35% and which we intend to invest indefinitely outside of the United States. During the three months ended October 2, 2004, we changed our projected annual effective tax rate for the year ending January 1, 2005 to 32%. As of July 3, 2004, we projected this rate to be 24%. This change is primarily a result of projecting increased amounts of non-deductible expenses related to acquired in-process technology and decreased benefit from foreign income taxed at a lower rate than the U.S. statutory rate. The annual effective tax rate for the year ended January 3, 2004 was 42.5%. The projected annual effective tax rate for the year ending January 1, 2005 is lower primarily due to a projected decrease in non-deductible stock compensation, and a greater benefit from foreign income taxed at a lower rate than the U.S. statutory rate.

      As of October 2, 2004 and based upon the tax laws in effect at that time, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. On October 22, 2004, the federal American Jobs Creation Act of 2004, or the Act, was signed into law. A key provision of the Act is a one-time incentive to repatriate foreign earnings at a reduced effective tax rate. A company must meet several requirements to qualify for the incentive, including the payment of an inter-company cash dividend, and a Board of Directors approved plan to reinvest the dividend in the United States. We are currently studying the impact of the repatriation provisions of the Act on our plans to indefinitely reinvest our foreign earnings. If, after taking into consideration these provisions, it becomes apparent that all or a portion of our undistributed foreign earnings will not be indefinitely reinvested, we will provide deferred taxes on those earnings in the period the determination is made. This will result in additional tax expense being recognized in the same period.

      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, referred to as the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjust quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have protested certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments.

      The IRS is currently examining our federal income tax returns for the tax years 2000 through 2002.

      Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we have assessed the likelihood of adverse outcomes resulting from these examinations, including the current IRS examination and the IRS RAR for tax years 1997 through 1999. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material adverse effect on our results of operations, financial position or cash flows in the period or periods recorded.

Liquidity and Capital Resources

      At October 2, 2004, our principal sources of liquidity consisted of $452.5 million of Cash and cash equivalents and Short-term investments, compared to $418.4 million at January 3, 2004. The primary sources of our cash for the nine months ended October 2, 2004 were customer payments under software licenses and from the sale or lease of our hardware products, payments for the provision of design and methodology services, proceeds from the sale of certain intellectual property, proceeds from the sale of receivables and proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plans. In the first nine months of 2004, our primary uses of cash consisted of payroll costs, product, services and general and administrative expenses, purchases of treasury stock and cash paid in business acquisitions.

      At October 2, 2004, we had net working capital of $400.8 million, as compared with $360.3 million at January 3, 2004. The increase in net working capital was primarily due to a $46.0 million increase in Cash and cash equivalents and Receivables, net. This increase was partially offset by a $5.0 million decrease in Short-term investments.

      Net cash provided by operating activities increased $123.0 million, to $234.0 million, during the first nine months of 2004 as compared to $111.0 million in net cash provided by operating activities during the first nine months of 2003. The increase is primarily related to a larger reduction in Accounts payable and accrued liabilities in the first nine months of 2003 as compared to the first nine months of 2004, primarily due to larger payments of accrued severance and other accrued restructuring-related expenses in the first nine months of 2003 as compared to the first nine months of 2004. In addition, cash provided by operating activities increased due to greater collections of installment contract receivables in the first nine months of 2004 as compared to the first nine months of 2003.

      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the first nine months of 2004, we transferred accounts receivable totaling

$15.2 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $33.7 million transferred during the first nine months of 2003.

      Our primary investing activities consisted of business acquisitions and purchasing property, plant and equipment, which combined represented $162.0 million of cash used for investing activities in the first nine months of 2004, as compared to $195.9 million in the first nine months of 2003.

      As part of our overall investment strategy, we are a limited partner in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos). We and certain of our deferred compensation trusts are the sole limited partners of Telos I and Telos III, and we are the sole limited partner of Telos II. The partnership agreements governing Telos I, Telos II and Telos III, which are substantially the same, require us to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with us, manages the partnerships and may be removed by us without cause. For all three partnerships, the advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are our Executive Chairman of the Board of Directors and two independent members of our Board of Directors. As of October 2, 2004, we had contributed $91.5 million to these partnerships and are contractually committed to contribute to them up to an additional $86.0 million. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I, is December 31, 2005, in the case of Telos II, is July 3, 2012, and, in the case of Telos III, is June 1, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.

      Net cash used for financing activities for the first nine months of 2004 was $30.5 million, as compared to net cash provided by financing activities of $120.3 million for the first nine months of 2003. The decrease in net cash provided by financing activities was primarily attributable to our issuance in 2003 of the Notes in the principal amount of $420.0 million, partially offset by the purchase of call options of $134.6 million and decreased purchases of our common stock of $116.8 million. In the first nine months of 2004, our primary use of cash for financing activities was $94.1 million for purchases of our common stock, which was partially offset by $65.8 million in proceeds we received from the issuance of our common stock. In the first nine months of 2003, our primary source of cash for financing activities was $420.0 million from the issuance of the Notes and $56.4 million from the sale of common stock warrants, partially offset by purchases of our common stock of $211.0 million, purchases of call options of $134.6 million and payments on credit facilities and capital leases, net of proceeds from credit facilities of $53.4 million.

      As compared to January 3, 2004, Other long-term liabilities decreased $34.9 million to $292.5 million at October 2, 2004. The decrease was primarily attributable to a $19.5 million reduction in Other long-term liabilities that are now reflected as Accounts payable and accrued liabilities relating to indemnity holdbacks from purchase price payments for business acquisitions. The components of Other long-term liabilities are $44.3 million of deferred compensation, $26.8 million of accrued restructuring charges and $221.4 million relating to indemnity holdbacks from acquisitions, deferred payments relating to acquisitions and deferred tax liabilities.

      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered indefinitely invested outside of the United States. As of October 2, 2004 and based upon the tax laws in effect at that time, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings.

      On October 22, 2004, the federal American Jobs Creation Act of 2004, or the Act, was signed into law. A key provision of the Act is a one-time incentive to repatriate foreign earnings at a reduced effective tax rate. A company must meet several requirements to qualify for the incentive and we are currently studying the impact of the Act’s repatriation provisions on our plans to indefinitely reinvest our foreign earnings. If we determine that we will dividend all or a portion of our undistributed foreign earnings, we will potentially incur additional foreign and United States federal and state income taxes in the period the dividend is made. At January 3,

2004, the cumulative amount of earnings for which we have not provided a U.S. income tax accrual was approximately $450 million. The maximum dividend that may qualify for special treatment under the Act is the lower of approximately $550 million and the amount of our foreign earnings and profits at the time the dividend is made to one of our U.S. companies.

      We received the RAR from the IRS in which the IRS proposes to assess an aggregate tax deficiency for the tax years 1997 through 1999 of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest with the IRS to certain of the proposed adjustments. We are challenging these proposed adjustments vigorously. The IRS may also make similar claims for tax returns filed for years subsequent to 1999. While we are protesting certain of the proposed adjustments, we cannot predict with certainty the ultimate outcome of the tax examination, including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved.

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

      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023 to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $406.4 million, after transaction fees of approximately $13.6 million that were recorded in Other assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. We issued the Notes at par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount. The Notes do not contain any restrictive financial covenants.

      In November 2003, we filed with the SEC a resale registration statement with respect to the Notes. This registration statement was declared effective by the SEC on April 29, 2004.

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million.

      In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants.

      In connection with our acquisitions completed prior to October 2, 2004, we may be obligated to pay up to an aggregate of $55.9 million in cash during the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation, and employee retention. In addition, we may be required to pay an additional $41.4 million in cash during the next four years if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product development, product proliferation, and employee retention.

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

New Accounting Standards

      In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in the consolidated statement of operations. The effective date of the proposed statement is for periods beginning after June 15, 2005. It is expected that the final statement will be issued before December 31, 2004. Should it be finalized in its current form, we expect it will have a significant impact on our Consolidated Statement of Operations as we will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plans.

      On September 30, 2004, the FASB reached a consensus on Emerging Issues Task Force Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, or EITF 04-08. EITF 04-08 will require us to include in diluted earnings per share, on the “if-converted” method, the aggregate of approximately 26.8 million shares of our common stock into which the Notes may be converted, regardless of whether the conversion threshold stipulated in the Notes as a condition of conversion has been met. The adoption of EITF 04-08 will require us to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. We expect EITF 04-08 to become effective in the fourth quarter of 2004, which coincides with the expected effective date of SFAS No. 128R, “Earnings per Share, an amendment of FASB Statement No. 128”. The adoption of EITF 04-08 will result in an increase of approximately of 26.8 million in the number of fully diluted shares outstanding for earnings per share calculation purposes only. However, we do not expect a material impact on restated diluted earnings per share for any periods after the issuance of the Notes in August 2003.

      On July 1, 2004 the FASB reached a consensus on Emerging Issues Task Force Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, or EITF 02-14. EITF 02-14 will require us to apply the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies of the investee only when we have an investment in common stock or in-substance common stock, as defined in EITF 02-14. EITF 02-14 will become effective in the fourth quarter of 2004. We expect that certain investments previously accounted for under the equity method of accounting will be accounted for under the cost method of accounting.

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

      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production which has resulted in reduced research and development spending by many of our customers. Many of these companies appear to have experienced a gradual recovery in the second half of 2003 and the first three quarters of 2004, but they have continued to spend cautiously. Any economic downturn could harm our business, operating results and financial condition.

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

      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have experienced quarterly net losses for four of the past six quarters, and we may experience net losses in future periods. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million. The failure to complete a license for one or more orders for our software products in a particular quarter could seriously harm our operating results for that quarter.

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

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In fiscal 2004 to date, we have recorded 1.1 million shares to former stockholders of acquired companies, as contingent earnout purchase price. In addition, in fiscal 2004 to date, we made cash payments of $14.5 million and accrued an additional $2.5 million of cash payments to former stockholders of acquired companies, as contingent earnout purchase price.

      The additional goodwill and deferred stock compensation resulting from acquisitions related to the achievement of certain performance goals tied to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The goodwill is not expected to be deductible for income tax purposes.

      In connection with our acquisitions completed prior to October 2, 2004, we may be obligated to pay up to an aggregate of $55.9 million in cash during the next 12 months and an additional $41.4 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

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

      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and design and methodology services, which could result in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Decisions by electronics manufacturers to perform design and methodology services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•	The challenges of developing (or acquiring externally-developed) technology solutions which are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies at an acceptable price or at all; and
•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

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

      The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market segment share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce margins and can adversely affect operating results. Any broadly-based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse effect on our results of operations.

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

      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 47% for the third quarter of 2004 and 44% for the third quarter of 2003. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen and the European Union euro, have had, and may in the future have, a seriously harmful effect on our revenue and operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

      Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower statutory rates as compared to the U.S. statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws; or
•	New accounting standards or interpretations of such standards.

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

      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued an RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjust quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest to certain of the proposed adjustments with the IRS.

      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We are challenging these proposed adjustments vigorously.

      The IRS is currently examining our federal income tax returns for tax years 2000 through 2002.

      Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations, including the current IRS examination and the IRS RAR for the tax years 1997 through 1999. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

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

      In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in the consolidated statement of operations. The effective date of the proposed statement is for periods beginning after June 15, 2005. It is expected that the final statement will be issued before December 31, 2004. Should it be finalized in its current form, we expect it will have a significant impact on our Consolidated Statement of Operations as we will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plans.

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

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

      Under the Sarbanes-Oxley Act of 2002, or the Act, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. To prepare for compliance with the Act, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, if necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to provide the required report and enable our independent auditors to provide the required attestation as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely effect investor confidence and the market price of our common stock.

          Risks Related to Our Securities

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

      We have a substantial level of debt. As of October 2, 2004, we had $420.0 million of outstanding indebtedness from the Notes that we issued in August 2003. The level of our indebtedness, among other things, could:

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

      The terms of the Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 26.8 million shares of our common stock issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145.00% or more over specified periods, basic earnings per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount.

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

Regulations related to certain features of contingently convertible debt will cause us to include the number of contingently issuable shares in our diluted earnings per share calculation, which will result in significantly lower diluted earnings per share.

      On September 30, 2004, the FASB reached a consensus on Emerging Issues Task Force Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, or EITF 04-08. EITF 04-08 will require us to include in diluted earnings per share, on the “if-converted” method, the aggregate of approximately 26.8 million shares of our common stock into which the Notes may be converted, regardless of whether the conversion threshold stipulated in the Notes as a condition of conversion has been met. The adoption of EITF 04-08 will require us to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. We expect EITF 04-08 to become effective in the fourth quarter of 2004, which coincides with the expected effective date of SFAS No. 128R, “Earnings per Share, an amendment of FASB Statement No. 128”. The adoption of EITF 04-08 will result in an increase of approximately of 26.8 million in the number of fully diluted shares outstanding for earnings per share calculation purposes only. However, we do not expect a material impact on restated diluted earnings per share for any periods after the issuance of the Notes in August 2003. We cannot assure you that future diluted earnings per share will not be adversely impacted by the additional fully diluted shares outstanding.

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

      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at October 2, 2004.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial Paper – fixed rate	$182.3	1.76%
Cash equivalents – variable rate	134.3	1.81%
Cash – variable rate	86.5	0.78%

Total interest-bearing instruments	403.1	1.57%
Total non-interest bearing cash	20.5

Total cash and cash equivalents	$423.6

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

      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying asset exposures decrease in value or underlying liability exposures increase in value. Conversely, a foreign currency forward exchange contract decreases in value when underlying asset exposures increase in value or underlying liability exposures decrease in value. These forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in Other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      We do not use forward contracts for trading purposes. Our forward contracts generally have maturities of 180 days or less. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.

      The table below provides information, as of October 2, 2004, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting on a particular currency. All of these forward contracts mature prior to December 17, 2004.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$111.7	109.33
Euro	26.9	0.81
British pound sterling	12.8	0.56
Hong Kong dollars	11.5	7.79
Canadian dollars	10.0	1.29
Other	4.9	- - - -

	177.8
Estimated fair value	$1.7

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

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of October 2, 2004, the estimated fair value of the convertible notes hedge transactions was $99.1 million.

      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of October 2, 2004, the estimated fair value of the warrants sold was $32.5 million.

      We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments primarily are made in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with distinctive technologies that are potentially strategically important to us.

      As of October 2, 2004, the fair value of our portfolio of marketable equity securities was $28.9 million and $33.9 million at January 3, 2004. We do not engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

      Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies in which we have invested in non-marketable securities would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or will be successful. Accordingly, we could lose all or part of our investment.

      At October 2, 2004, our investments in non-marketable equity securities had a carrying amount of $48.2 million and $53.3 million at January 3, 2004. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4. Controls and Procedures

      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2004.

      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and permitting the preparation of our financial statements in conformity with generally accepted accounting principles, including that our (A) transactions are properly authorized, recorded and reported and (B) assets are safeguarded against unauthorized or improper use.

      The evaluation of our disclosure controls and procedures and internal controls included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our internal controls are also evaluated on an ongoing basis by our internal auditors and by other personnel in our Finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls, modifying them as circumstances warrant.

      The evaluation allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures as of October 2, 2004. In connection with this evaluation, to improve the quality and timeliness of information available to management, we made certain changes in our internal controls over financial reporting in 2004, as described below.

      As reported in our 2003 Annual Report, we restated our Consolidated Balance Sheet as of December 28, 2002 and the Consolidated Statements of Operations for 2002, and the Condensed Consolidated Statements of Operations for the first three quarters of 2003, to properly reflect the equity method of accounting for certain equity investments and for certain other adjustments.

      During the first quarter of 2004, our independent auditors issued a letter to our Audit Committee related to the audit of our Consolidated Financial Statements for the year ended January 3, 2004 in which they noted certain matters involving our internal controls and operation that they considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions, which are less serious findings than findings of material weaknesses, were: the absence of appropriate controls relating to investments in non-marketable securities and the absence of appropriate documentation, review and approval of significant non-revenue related transactions, and the corresponding accounting entries originating from departments other than corporate accounting. As a result of these findings, our Audit Committee authorized and directed management to implement actions to address these deficiencies and to enhance the reliability and effectiveness of our control procedures.

      To address the insufficiency of appropriate controls relating to investments in non-marketable securities, we implemented changes to our internal controls regarding reporting by Telos and our Mergers, Acquisitions and Alliances, or MA&A, group to our corporate accounting group regarding Cadence and Telos investments. These changes included the implementation of written reporting and review policies to ensure that our corporate accounting group receives and validates as complete and accurate, on a quarterly basis, all pertinent information relating to investments held directly by Cadence, as well as by Telos, so that we can properly account for our investments in non-marketable securities.

      To address the absence of appropriate documentation, reviews and approvals of transactions, and accounting entries originating from departments other than corporate accounting, as of July 3, 2004, we had taken actions designed to enhance our internal controls, including adopting and implementing formal written policies and procedures to ensure appropriate communication between our corporate accounting group and other departments, including MA&A, Tax, Stock Administration and foreign locations, to facilitate the timely identification, documentation, review and approval of, and to ensure proper accounting for, significant non-revenue related and non-routine transactions. These policies and procedures were fully implemented prior to the completion of our second quarter 2004 accounting close process.

      We believe that these efforts have addressed the significant deficiencies that affected or could have affected our internal controls. Based upon the foregoing, our CEO and CFO have concluded that our controls and procedures, after implementation of the aforementioned actions, are effective in meeting the above-stated objectives. We continue to improve and refine our internal controls. This process is ongoing, and we seek to foster an exemplary internal control environment. Our management, including our CEO and CFO, has concluded that, as of October 2, 2004, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

      Other than as summarized above, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

      Despite management’s conclusions regarding the effectiveness of our controls and procedures, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our CEO and CFO, necessarily applied its judgment in assessing the benefits of controls relative to their costs. In particular, we have investments in certain unconsolidated entities, which investments are accounted for using either the cost basis or equity method of accounting. Because we do not control or manage these entities, our disclosure controls and procedures with respect to information we receive from such entities are often more limited than those we maintain with respect to our consolidated subsidiaries. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A. Recent Sales of Unregistered Securities:

      None.

B. Stock Repurchases:

      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500 million in the aggregate. The following table sets forth the repurchases we made during the three months ended October 2, 2004:

			Total Number of	Maximum Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be
	Shares	Price	Announced	Purchased Under
	Purchased	Per Share	Repurchase Program	Repurchase Program

				(In millions)
Period:
July 4, 2004 – August 7, 2004	- - - -	$ - - - -	- - - -	$147.2
August 8, 2004 – September 4, 2004	2,001,600	12.12	2,001,600	$122.9
September 5, 2004 – October 2, 2004	- - - -	- - - -	- - - -	$122.9

Total	2,001,600	$12.12	2,001,600

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None.

Item 6. Exhibits

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

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: November 9, 2004	By: /s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE: November 9, 2004	By: /s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.