Form 10-K
period 2005-01-01
CADENCE DESIGN SYSTEMS INC
filed 2005-03-16
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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
None
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter July 3, 2004 was $3,834,869,508.
      On February 5, 2005 approximately 274,354,282 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement for the 2005 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
2004 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	58

PART III
Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions	59
Item 14.	Principal Accountant Fees and Services	59

PART IV
Item 15.	Exhibits and Financial Statement Schedules	60
	Signatures	122
EXHIBIT 10.03
EXHIBIT 10.06
EXHIBIT 10.53
EXHIBIT 21.01
EXHIBIT 23.01
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
      We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update these forward-looking statements.
Overview
      We license electronic design automation, or EDA, software, sell or lease EDA hardware technology and intellectual property and provide design and methodology services throughout the world to help manage and accelerate electronic product development processes. Our broad range of products and services are used by electronics companies to design and develop complex integrated circuits, or ICs, IC packages and printed circuit boards, or PCBs, and commercial electronic systems. We have approximately 4,900 employees, in approximately 60 sales offices, design centers and research facilities located around the world.
      We were formed as a Delaware corporation in April 1987. Our headquarters are located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. Our website can be accessed at www.cadence.com. We make available free of charge copies of our SEC filings and submissions on the investor relations page of our website at www.cadence.com as soon as practicable after electronically filing or furnishing such documents with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on the investor relations page of our website at www.cadence.com. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above.
Factors Driving the Electronic Design Automation Industry
      During the last decade, the worldwide communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases, volume increases and greater complexity for providers of electronics devices. At the same time, the development of ICs with greater functionality complicates effective integration of components into complete electronic systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA product and services providers.
      From a design perspective, many of today’s complex ICs are system-on-a-chip, or SoC, devices. SoC design requires the implementation of an entire electronics sub-system on a single IC, which is made possible by smaller feature sizes characteristic of the newest IC fabrication processes. Smaller feature sizes make it possible to put additional circuitry on a single segment of silicon, or die. SoCs typically include one or more processors (microprocessors and digital signal processors), a high-performance bus for on-chip data communication, numerous memory devices and peripherals, custom digital circuitry, custom analog circuitry and millions of lines of software code developed to run on the resulting device. These complex devices offer benefits in terms of price, performance, power and size; however, they are extremely difficult to design. Successful SoC design requires the convergence of the previously distinct domains of embedded software, digital logic, analog circuitry, IC packaging and PCB design. This convergence is changing the way designs for these devices are created.
      The migration to nanometer design poses major challenges for design teams. Nanometer design refers to the design of ICs that will have feature sizes smaller than 180 nanometers or one hundred eighty billionths of a meter (for reference, the diameter of the period at the end of this sentence is approximately 400,000 nanometers). IC feature sizes for wires, transistors and contacts decrease with each advance in the semiconductor manufacturing process. Each move to a smaller feature size (e.g., decreasing from 130 nanometers to 90 nanometers and smaller) requires introducing new capabilities throughout the entire design and manufacturing chain to account for physical effects that were inconsequential at larger geometries but now limit device yield, performance, reliability and the ability to function as intended. For example, at 130 nanometers, signal integrity issues such as crosstalk between signal wires and voltage drop on power wires becomes critical. At 90 nanometers, device power leakage becomes a major factor in total power consumption. The increased complexity, electrical “noise” and power consumption due to leakage combine to increase the challenge to design teams in meeting chip performance specifications.
      These trends pose significant new challenges for electronics design teams. Specifically, nanometer design requires designers to take into account many physical effects that were too small to affect the performance of larger circuit geometries. SoC design requires new approaches to managing complexity and its related risks. The electronics industry addresses these challenges in a number of ways, including the use of new EDA products, the upgrade of existing tools and design methodologies, and offering the advantages of highly integrated front-to-back design solutions.
Operating Segments
      During 2004, we combined our three reporting segments into one segment. Our chief operating decision maker is our President and Chief Executive Officer, or CEO. Our CEO reviews our consolidated results within only one segment.
Products
      Our products are engineered to improve our customers’ design productivity and resulting design quality by providing the most comprehensive set of EDA design technology in the industry. Product revenues include all fees earned from granting licenses to use our software, and from sales and leases of our hardware products, and exclude revenues derived from Maintenance and Services. We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” below for additional discussion of our license types.
      Product revenue represented 61% of our total revenue in 2004, 59% in 2003 and 63% in 2002.
Product Strategy
      With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence design platforms are Incisivetm functional verification, Encountertm digital IC design, Virtuoso® custom design and Allegro® system interconnect platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing products that service both the digital and custom IC design flows. These four platforms, together with our design for manufacturing products, comprise our primary product lines.
Incisive Functional Verification Platform
      The Incisive functional verification platform enables our customers to employ an efficient and unified methodology, from design of the total system, to design of particular ICs, to design of specific systems, for all design domains. Compared to traditional simulation approaches, the Incisive platform provides faster full-chip verification throughout the entire design cycle, which significantly reduces total verification time.
      The Incisive platform overcomes fragmentation by unifying multiple verification techniques around a single engine. It also provides support for open design and verification standards as well as analog/mixed-signal verification. In addition, the Incisive platform includes a comprehensive assertion-based verification, or ABV, environment — unifying tools, language, intellectual property, or IP, debugging and coverage for increased verification productivity. The Incisive ABV solution speeds verification of complex designs by creating an environment that helps users define assertions correctly, enables early detection of bugs close to the source, and monitors for completeness through assertion coverage. The same platform delivers Palladium® hardware in-circuit emulation and simulation acceleration-on-demand, transaction-level support, hardware description language analysis, coverage, debug and analysis, and test generation. Not only is Incisive designed so customers can adopt these technologies incrementally, it can also deliver the speed and efficiency required to compress our customers’ overall verification time. The QuickCyclestm capability allows customers to access Palladium simulation acceleration and emulation products on a pay-as-you-go basis, either on the customer site or remotely over a high-speed, secure network connection.
Encounter Digital IC Design Platform
      The Encounter digital IC design platform enables our customers to implement all aspects of their digital nanometer-scale designs. It is based on a single user interface and unified in-memory data model, and was specifically designed to facilitate the analysis and optimization of wiring throughout our customers’ design process. It is comprised of the following core technologies:

•	Encounter RTL Compiler, featuring global synthesis for smaller, faster, lower power designs;
•	First Encounter® Global Physical Synthesis, or GPS, is a silicon virtual prototyping system that assists customers in reaching their design’s timing goals by optimizing many circuit paths on the design concurrently;
•	NanoRoutetm is an independent routing, optimization, verification and chip finishing solution;
•	CeltICtm NDC (Nanometer Delay Calculator) is a signal integrity analyzer;
•	Encounter Test Solutionstm is a comprehensive test solution; and
•	Encounter Conformal® provides our customers with complete logic equivalence checking and design constraint management capability to verify that their RTL specification is equivalent to the final IC layout.
      Unlike traditional “front-end/back-end” systems, the Encounter platform does not require customers to perform time-consuming translations between common tasks such as placement, power distribution, routing, and timing/crosstalk analysis. The SoC Encountertm GPS system supports hierarchical designs, with full-chip support for designs containing more than 50 million gates (a gate is an electronic switch that allows or prevents the flow of current in a circuit). Nano Encountertm supports full-chip implementation for non-hierarchical chips and blocks of up to 10 million gates.
Virtuoso Custom Design Platform
      The Virtuoso custom design platform enables design teams to develop silicon-accurate analog, custom digital, radio frequency, or RF, and mixed-signal designs. With the Virtuoso platform, designers are able to deliver silicon-accurate designs, while addressing the growing number of physical effects in package, power grid, interconnect, devices, and substrate employing a “top-down” language-based design.

      Delivering an advanced custom design methodology, the Virtuoso platform enables design predictability by ensuring that the circuit design representation will perform correctly in the final manufactured chip. The Virtuoso platform reduces design time by providing:

•	Reference flows for analog, mixed-signal, RF, and analog-digital integration focused at the wireless and analog/mixed-signal markets;
•	Automatic analog circuit sizing and optimization (including yield optimization);
•	Multi-mode simulation (digital, analog and RF) using a common syntax and model, and common equations;
•	Fast custom layout technologies;
•	Process migration technology;
•	Electrical vs. physical effects analysis; and
•	Physical design integration and silicon analysis for complex custom, cell-based, and mixed custom designs using the OpenAccesstm database.
Design for Manufacturing
      The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Some of the Cadence products that deliver DFM capabilities for nanometer SoC design include:

•	Fire & Ice® QX and Assuratm RCX extraction products take the designer’s physical representation of an IC and extract the electrical properties of that design representation to enable further analyses, such as simulation and timing analysis;
•	Products in the VoltageStorm® family analyze on-chip power distribution for digital, analog, and SoC designs. VoltageStorm detects unanticipated voltage drop, enabling the customer to correct fatal conditions, thereby preventing extensive troubleshooting and delay during initial manufacturing;
•	Our physical verification products, including Assura, Diva®, and Dracula®, perform manufacturing design rule checks to ensure the proposed design meets the requirements of the foundry’s manufacturing process rules; and
•	Mask data preparation tools such as MaskCompose and QuickView help customer mask shops create mask and reticle layouts for chips being manufactured in nanometer processes.
Allegro System Interconnect Design Platform
      The Cadence Allegro system interconnect design platform enables design teams to design high-performance interconnect across the domains of IC, package and PCB, reducing cost and time to market. The system interconnect — between input-output, or I/O, buffers and across ICs, packages and PCBs — can be optimized through the platform’s co-design methodology, reducing both hardware costs and design cycles. Designers use the Allegro platform’s constraint-driven methodology and advanced capabilities for design capture, signal integrity and physical implementation. The Allegro co-design methodology works with our Encounter and Virtuoso platforms, enabling effective design chain collaboration. Silicon design-in kits speed time to market by allowing IC companies to shorten new device adoption time and allowing systems companies to accelerate PCB system design cycles.
      The System Interconnect product group includes the Allegro system interconnect platform and the OrCAD® product line of PCB design products that is engineered for individual or small design team productivity. The OrCAD product line is marketed exclusively through a worldwide network of value added resellers.
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
Third Party Programs and Initiatives
      We recognize that certain of our customers may also use internally-developed design tools or design tools provided by other EDA companies as well as IP available from multiple suppliers. We support the integration of third party design products through our OpenAccess Initiative and Connections® and OpenChoice programs. OpenAccess is a full-featured EDA database that supports access and manipulation of its internal EDA data via a fully documented and freely available programming interface. This provides an open application program interface through which applications developed by our customers, by their other EDA vendors, or by university research groups can all operate within a single database and with Cadence platforms.
      We have contributed the OpenAccess database to the OpenAccess Coalition, which is operated by the Silicon Integration Initiative, an organization of EDA, electronic system and semiconductor industry leaders focused on improving productivity and reducing cost in creating and producing integrated silicon systems. The Connections Program provides other EDA companies with access to our products to ensure that our products work well with those third party tools. Over 130 EDA providers are members of the Connections Program. The OpenChoice program was instituted to enable interoperability and facilitate open collaboration with leading IP providers of library, processor, memory core, and verification IP to build, validate, and deliver accurate models optimized for Cadence design and verification solutions. The program aims to ensure IP quality and provide Cadence customers with access to optimized IP. A key component of the OpenChoice program is to assist and support library providers in the integration of our design and verification products and model formats into customer-owned tooling, or COT, library solutions.
      In addition, we work with vendors of Application Specific Integrated Circuits, or ASICs, to ensure predictable and smooth handoff of design data from mutual customers to ASIC implementation. These programs foster relationships throughout the silicon design chain with leading IP partners, silicon manufacturers, and library provider partners to support both ASIC and COT solutions for our customers. They are integral to providing complete design chain solutions to IC and electronic systems designers who depend on coordinated offerings from multiple suppliers.
Maintenance
      We provide technical support to our customers to facilitate their use of our software and hardware products. A high level of customer service and support is critical to the adoption and successful use of our products.
      We have a global customer support organization and specialized field application engineering teams located in each of our operating regions, to provide assistance to customers where and when they need it.
      Standard maintenance support includes three major components: our Sourcelink® online support portal, which provides 24 hour access to real-time technical information on our products; contact center support (telephone, email and web access to our support engineers); and software updates (periodic updates with regression-tested critical fixes and updated functionality available via CDs or secure internet download).
      Maintenance is offered to customers as an integral, non-cancelable component of our subscription license agreements, or as a separate agreement subject to annual renewal for our term and perpetual license customers. During the recent downturn in the electronics industry, some customers facing constrained budgets elected not to renew their maintenance agreements with us.
      Some of our customers have relocated, or expanded the presence of their design teams, away from their headquarters or historical locations to less expensive locations in emerging growth regions. Accordingly, to provide the most responsive and effective support for our customers, we expect to continue expanding the presence of our own support and application engineering teams in emerging growth regions around the world.

      Maintenance revenues represented 28% of our total revenue in 2004, 29% in 2003 and 26% in 2002. Maintenance revenue in 2005 will be predominately generated from backlog.
Services
      We offer a number of fee-based services, including education and engineering services related to IC design and methodology. These services may be sold and performed in conjunction with the sale, lease or license of our products or sold separately.
      Services revenue represented 11% of our total revenue in 2004, 12% in 2003 and 11% in 2002.
Education Services
      Our educational services include Internet, classroom and custom courses, the content of which ranges from how to use the most recent features of our EDA products to instruction in the latest IC design techniques.
Engineering Services
      We offer engineering services and reusable design technologies to aid customers with the design of complex ICs. We focus our offerings primarily on SoC devices, including both ASICs and Application Specific Standard Parts, and on analog and mixed signal ICs. The customers for these services primarily consist of semiconductor and systems companies developing products for the communications, computing, and consumer market segments. We offer engineering capabilities to assist customers from product concept through volume manufacturing.
      We also make our design IP portfolio available to customers as part of our technology and services solutions. These reusable design and methodology components enable us to more efficiently deliver our services, and allow our customers to reduce the design complexity and time to market for the development of complex SoCs.
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
      Through collaboration with our customers, we are able to design advanced ICs, gaining direct and early visibility to industry design issues that may not be addressed adequately by today’s EDA solutions. This enables us to accelerate the development of new software technology and products to meet the market’s current and future design requirements.
Marketing and Sales
      We generally use a direct sales force consisting of sales people and applications engineers to market our products and provide maintenance and services to existing and prospective customers. Applications engineers provide technical pre-sales as well as post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process in general, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our software. We also use traditional marketing approaches to promote our products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the Internet. As EDA products mature and become widely understood by our marketplace we selectively utilize value added resellers to broaden our reach and reduce cost of sales. The OrCAD and some Incisive products are primarily marketed through these channels.

      Internationally, we market and support our products and services primarily through our subsidiaries. Until June 28, 2003, we licensed most of our software products in Japan through Innotech Corporation, of which we were an approximately 15% stockholder as of January 1, 2005. In June 2003, we purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, we directly license our software products to customers for which we acquired the distribution rights from Innotech.
Research and Development
      Our investment in research and development was $351.3 million in 2004, $340.1 million in 2003 and $326.4 million in 2002.
      The primary areas of our research include SoC design, the design of silicon devices in the nanometer range, high-performance IC package and PCB design, architectural-level design, high-performance logic verification technology and hardware/software co-design. Because the electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, we focus significant investment on enhancing our current products, as well as creating new products and technologies.
      Our future performance depends largely on our ability to maintain and enhance our current product lines to meet advancing semiconductor manufacturing capability, develop or acquire new products from third parties, maintain technological competitiveness and meet increasingly complex customer requirements. In addition to research and development, we maintain Cadence Laboratories, an advanced research group responsible for exploring new directions and applications of our technologies, migrating new technologies into our existing offerings and maintaining strong industry relationships.
Manufacturing and Distribution
      Our software production consists of configuring the customer’s order, outsourcing the recording of the product electronically or on CD-ROM, and producing customer-unique access keys allowing customers to use licensed products. Software and documentation are generally made available to customers by secured electronic delivery. User manuals and other documentation are generally available on CD-ROM, but are occasionally supplied in hard copy format.
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
Competition
      We compete in the EDA market for products and maintenance primarily with three other significant companies: Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. We generally compete on the basis of product quality and features, integration in a platform or compatibility with other tools, price and payment terms and maintenance offerings.

      Our maintenance business flows directly from the products business. The competitive issues associated with our maintenance revenue are substantially the same as those for our product revenue in that every maintenance contract is the direct result of a product contract, and once we have entered into a product contract, maintenance is generally purchased by the customer to ensure that the customer will receive access to bug fixes and service releases, as and when they are made available, and other continued support.
      Certain competitive factors in the design services business as described herein differ from those of the products and maintenance businesses. While we compete with other EDA companies in the design services business, we compete more with independent design service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, such as Cadence, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog and digital ICs. It is our strategy to use design services as a differentiator to further promote our Products and Maintenance businesses.
Backlog
      Our backlog on January 1, 2005 was approximately $1.7 billion, as compared to $1.6 billion on January 3, 2004. Backlog consists of revenue to be recognized over multiple fiscal periods after January 1, 2005:

•	From the sale or lease of hardware and subscription licenses for software products;
•	For maintenance contracts on hardware and software products;
•	From orders for hardware and software products sold on perpetual and term licenses on which customers have requested delivery dates after January 1, 2005;
•	From term licenses with payments that are outside our customary terms;
•	From license arrangements for which collection of payment is not probable;
•	From the undelivered portion of services contracts that are recognized as services are performed; and
•	From design services contracts recognized under the completed contract method for which services have not yet been completed.
      The substantial majority of our backlog is generated by our product and maintenance business, as customer licenses generally include both product and maintenance components. Services do not account for a significant component of backlog. We expect that maintenance revenue in 2005 will be predominately generated from backlog. We have not historically experienced significant cancellations of our contracts with customers. However, we often reschedule the required completion dates of services contracts which, at times, defers revenue recognition under those contracts beyond the original expected completion date. Changes in customer license types or payment terms also can impact the timing of revenue recognition. See “Software Licensing Arrangements” for a discussion of product revenue recognized from backlog.
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
Employees
      As of January 1, 2005, we employed approximately 4,900 individuals, with approximately 2,250 in sales, services, marketing, support and manufacturing activities, approximately 2,150 in product development and approximately 500 in management, administration and finance. None of our employees is represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Software Licensing Arrangements
      We sell software using three license types: subscription, term and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a subscription or term license and customers who prefer to have the right to use the technology continuously without time restriction choose perpetual licenses. Customers who desire rights to remix in new technology during the life of the contract select a subscription license, which allows customers limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license which does not include remix rights to new technology. Payment terms for subscription and term licenses generally provide for installments over the license period and payment terms for perpetual licenses generally are net 30 days.
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
      Product revenue recognized from backlog comprised approximately 68% of total product revenue in 2004, 60% in 2003 and 45% in 2002. Our revenue and results of operations may fall short of expectations due to the actual mix of license types executed in any given period and due to other contract-specific terms and conditions as discussed above. We are subject to greater credit risk on subscription and term licenses, as compared to perpetual licenses, due to the installment payment terms generally associated with those license types. Otherwise, the particular risks to us of one license type versus another type do not vary considerably.
      From time to time we sell receivables from our licenses with installment payment terms on a non-recourse or limited-recourse basis to third party financing institutions.
      For further discussion of our license agreements, revenue recognition policies and results of operations, please refer to “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
International Operations
      We have offices located in China, France, Germany, India, Japan, Russia, Taiwan, the United Kingdom and other areas throughout the world. These offices primarily provide sales, research and development and operational support functions. We consider customer sales and support requirements, the availability of a skilled workforce, costs and efficiencies among other relative benefits when determining what operations to locate internationally. For additional information regarding our international operations see Note 19 to our Consolidated Financial Statements.
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
      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production, which has resulted in reduced research and development spending by many of our customers. Many of these companies appear to have experienced a gradual recovery in the second half of 2003 and throughout 2004, but they have continued to spend cautiously. Any economic downturn in the industries we serve could harm our business, operating results and financial condition.
Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete.
      The industries in which we compete experience rapid silicon technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the headline transistor length, which is shrinking from 130 nanometers to 90 nanometers to 65 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such infinitesimal proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the nanometer range.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-quality design IP that can be reliably incorporated into a customer’s design with Cadence IC implementation products and services could reduce demand for our products and services.
•	Increased technological capability of Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	A growing number of low-cost design services businesses could reduce the need for some IC companies to invest in EDA products.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA products and design flows.
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
      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have recently experienced quarterly net losses and we may experience net losses in future periods. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million. The failure to complete a license for one or more orders for our software products in a particular quarter could seriously harm our operating results for that quarter.
      Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods over the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings.
      We continue to observe increasing customer preference for our subscription licenses and requests for more flexible payment terms. We expect revenue recognized from backlog to increase as a percentage of product revenue, on an annual basis, assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.
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
      Internally developing software products and integrating acquired software products into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant, if any, revenue from these investments.
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
      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisitions will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with Cadence which may dissuade them from licensing or buying products acquired by Cadence after the effective date of the license; and
•	Failure to understand and compete effectively in markets in which we have limited previous experience.
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
      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In fiscal 2004, we issued or reserved for future issuance 1.1 million shares to former stockholders of acquired companies, as contingent earnout purchase price. In addition, in fiscal 2004, we made cash payments of $17.0 million and accrued an additional $7.2 million of cash payments to former stockholders of acquired companies, as contingent earnout purchase price.
      In connection with our acquisitions completed prior to January 1, 2005, we may be obligated to pay up to an aggregate of $47.0 million in cash during the next 12 months and an additional $36.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development or employee retention.
      Future acquisitions may result in increased goodwill and other intangible assets, in addition to acquisition-related charges. These assets may eventually be written down to the extent they are deemed to be impaired, and any such impairments would adversely affect our results of operations.

Our failure to attract, train, motivate and retain key employees may make us less competitive in our industries and therefore harm our results of operations.
      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions continue to improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” during our third quarter of 2005 will result in additional compensation expense. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results.
      In addition, regulations adopted by the NYSE and NASDAQ require stockholder approval for new equity compensation plans and significant amendments to existing plans, including increases in shares available for issuance under such plans, and prohibit NYSE and NASDAQ member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
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
      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and design and methodology services, which could result in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Decisions by electronics manufacturers to perform design and methodology services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•	The challenges of developing (or acquiring externally-developed) technology solutions which are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all; and
•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

      We compete in the EDA products market primarily with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase services from independent vendors such as us because they wish to promote their own internal design departments.
We may need to change our pricing models to compete successfully.
      The intensely competitive markets in which we compete can put pressure on us to reduce the prices of our products. If our competitors offer deep discounts on certain products in an effort to recapture or gain market segment share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any broadly-based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse effect on our results of operations.
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
We could lose key technology or suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties.
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
If our security measures are breached and an unauthorized party obtains access to customer data, our information systems may be perceived as being insecure and customers may curtail their use of, or stop their use of, our products and services.
      Our products and services involve the storage and transmission of customers’ proprietary information, and breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose existing customers and our ability to obtain new customers.
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
      In early 2005, we announced a new plan of restructuring. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.
The lengthy sales cycle of our products and services makes the timing of our revenue difficult to predict and may cause our operating results to fluctuate unexpectedly.
      We have a lengthy sales cycle that generally extends at least three to six months. The length of the sales cycle may cause our revenue and operating results to vary from quarter to quarter. The complexity and expense associated with our business generally requires a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.
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
      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 50% in 2004, 44% in 2003 and 45% in 2002. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and the British pound, have had, and may in the future have, a harmful effect on our revenue and operating results.
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
      Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of one of our subsidiaries. A subsidiary’s functional currency is generally the currency in which it primarily conducts its operations, including product pricing, expenses and borrowings. Although we attempt to reduce the impact of foreign currency fluctuations, significant exchange rate movements may hurt our results of operations as expressed in U.S. dollars.
      Our international operations may also be subject to other risks, including:

•	The adoption or expansion of government trade restrictions;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	U.S. government licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.
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
Our operating results could be adversely affected as a result of changes in our effective tax rates.
      Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process research and development and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws;
•	New accounting standards or interpretations of such standards; or
•	A change in our decision to indefinitely reinvest undistributed foreign earnings.
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
      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and adjust quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.
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
      Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates as well as benefits from available deferred tax assets and costs resulting from tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.
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
New accounting standards related to equity compensation will cause us to recognize an additional expense, but the resulting reduction in our net income is unknown.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R in our third quarter of fiscal 2005. See “Stock-Based Compensation” of Note 2 to our Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for 2004, 2003 and 2002, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse effect on our Consolidated Statements of Operations and net income per share.
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
If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment in the future, our stock price could be adversely affected.
      Under the Sarbanes-Oxley Act of 2002, or the Act, we are required to assess the effectiveness of our internal controls over financial reporting and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. The Act has resulted in and is likely to continue to result in increased expenses, and has required and is likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to remain compliant under the Act, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our “Critical Accounting Estimates.” If certain judgments and estimates are determined incorrectly, we may be unable to assert that our internal control over financial reporting is effective, or our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of our internal control over financial reporting, which could adversely effect investor confidence in us and the market price of our common stock.
Risks Related to Our Securities
Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
      We have a substantial level of debt. As of January 1, 2005, we had $420.0 million of outstanding indebtedness from the convertible notes, or the Notes, that we issued in August 2003. The level of our indebtedness, among other things, could:

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
      We are not restricted under our outstanding indebtedness from incurring additional debt, including other senior indebtedness or secured indebtedness. In addition, our outstanding indebtedness does not restrict our ability to pay dividends, issue or repurchase stock or other securities or require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our outstanding indebtedness could have the effect of diminishing our ability to make payments on such indebtedness when due. Although the Notes do not contain such financial and other restrictive covenants, future indebtedness could include such covenants. If we incur additional indebtedness or other liabilities, our ability to pay our obligations on our outstanding indebtedness could be adversely affected.
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
      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of January 1, 2005, none of the conditions allowing holders of the Notes to convert had been met.
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
      We entered into convertible notes hedge transactions with JP Morgan Chase Bank, an affiliate of one of the initial purchasers of the Notes, at the time of issuance of the Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Notes. We also entered into warrant transactions. In connection with our convertible notes hedge and warrant transactions, JP Morgan Chase Bank or its affiliates purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. This entity or its affiliates is likely to modify its hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Notes. In addition, subject to movement in the trading price of our common stock, if the convertible notes hedge transactions settle in our favor, we could be exposed to credit risk related to the other party.

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
      From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss at the low end of the range. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates.

      While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of Cadence
      The executive officers of the registrant are as follows:

Name	Age	Positions and Offices

H. Raymond Bingham Kevin Bushby Michael J. Fister R.L. Smith McKeithen James S. Miller, Jr. William Porter	59 49 50 61 42 50	Executive Chairman of the Board of Directors
Executive Vice President, Worldwide Field Operations
President, Chief Executive Officer and Director
Senior Vice President, General Counsel and Secretary
Senior Vice President, Research and Development
Senior Vice President and Chief Financial Officer
      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.
      H. RAYMOND BINGHAM has served as Executive Chairman of the Board of Directors of Cadence since May 2004. Mr. Bingham has been a director of the Cadence Board of Directors since November 1997. Mr. Bingham was President and Chief Executive Officer of Cadence from April 1999 to May 2004. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels, Inc. for eight years. Mr. Bingham is a director of Freescale Semiconductor, Inc., Oracle Corporation and KLA-Tencor Corporation.
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
      MICHAEL J. FISTER has served as President and Chief Executive Officer of Cadence since May 2004. Mr. Fister has been a director of the Cadence Board of Directors since July 2004. Prior to joining Cadence, from 1987 to 2004, Mr. Fister held several positions with Intel Corporation, most recently as Senior Vice President and General Manager for the Enterprise Platforms Group. Mr. Fister is a director of Autodesk, Inc.
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
      JAMES S. MILLER, JR. has served as Senior Vice President of Development since September 2004. Prior to joining Cadence, Mr. Miller was at Intel Corporation from 2003 to 2004, where he was most recently Enterprise Platform Design Manager for both a multiprocessor platform and server memory technology for the Enterprise Products Group. From 1999 to 2002, Mr. Miller was Vice President of Silicon Development at VoIP pioneer Silicon Spice, and later Technical Director with Broadcom following its acquisition of Silicon Spice. From 1986 to 1998 Mr. Miller was at Intel where he held a number of leadership roles, including management of the server and workstation chipset organization, the Itanium® processor, and Pentium® II processor organizations.

      WILLIAM PORTER has served as Senior Vice President and Chief Financial Officer of Cadence since May 1999. From 1994 to 1999, Mr. Porter served as Vice President, Corporate Controller and Assistant Secretary of Cadence. Prior to joining Cadence, Mr. Porter served as Technical Accounting and Reporting Manager and, most recently, as Controller of Cupertino Operations with Apple Computer, Inc. Mr. Porter is a director of Onyx Software Corporation.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the New York Stock Exchange and the NASDAQ National Market under the symbol CDN. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 25, 2005, we had approximately 1,382 registered stockholders and approximately 40,185 beneficial owners of our common stock.
      The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended January 1, 2005:

	High	Low

2004
First Quarter	$19.40	$14.38
Second Quarter	$15.18	$12.55
Third Quarter	$13.85	$11.55
Fourth Quarter	$14.59	$12.04
2003
First Quarter	$11.79	$9.24
Second Quarter	$14.03	$9.75
Third Quarter	$14.46	$11.90
Fourth Quarter	$18.32	$13.00
      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. There were no repurchases of our common stock in the fourth quarter of 2004. As of January 1, 2005, the remaining repurchase authorization under the August 2001 program totaled $123.0 million.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Historical results are not necessarily indicative of future results.

	Five fiscal years ended January 1, 2005

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Revenue	$1,197,480	$1,119,484	$1,287,943	$1,430,440	$1,279,013
Income (loss) from operations	$101,172	$(9,964)	$160,579	$240,451	$62,878
Other income (expense), net	$(8,537)	$(15,599)	$(13,756)	$4,329	$2,015
Net income (loss)*	$74,474	$(17,566)	$60,339	$141,287	$46,676
Net income (loss) per share — assuming dilution*+	$0.25	$(0.07)	$0.23	$0.55	$0.18
Total assets	$2,989,839	$2,817,902	$2,426,623	$1,730,030	$1,469,671
Long-term portion of capital lease obligations	$—	$61	$659	$1,476	$3,298
Convertible notes	$420,000	$420,000	$—	$—	$—
Other long-term debt	$—	$—	$52,000	$—	$—
Stockholders’ equity*	$1,699,970	$1,572,281	$1,644,030	$1,121,347	$901,815

*	Beginning in our fiscal year 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, we have ceased to amortize goodwill, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. The 2001 and 2000 consolidated financial data include amortization of goodwill and workforce intangibles totaling $50.8 million for 2001 and $36.5 million for 2000.

+	On September 30, 2004, the FASB reached a consensus on Emerging Issues Task Force Issue, or EITF, No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” For all periods in which the Notes are outstanding, EITF No. 04-08 requires us to include in diluted earnings per share the approximately 26.8 million shares of our common stock into which the Notes may be converted, using the “if-converted” method. There was no impact on our 2003 diluted EPS as a result of the adoption of EITF No. 04-08.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update these forward-looking statements.
Overview
      General
      We license EDA software, sell or lease EDA hardware technology and intellectual property and provide design and methodology services throughout the world to help manage and accelerate electronic product development processes. Our broad range of products and services are used by electronics companies to design and develop complex ICs, IC packages and PCBs and personal and commercial electronic systems. For a detailed discussion of the challenges and opportunities of the EDA industry and our products and services, see Item 1, “Business” above.
      As part of our strategy, we have acquired companies, businesses and third party intellectual property to obtain technology, key personnel and customer relationships, and we expect to continue making acquisitions in the future.
      From 2000 through 2002, IC manufacturers and electronics companies experienced a severe downturn in demand and production. According to the Semiconductor Industry Association, or SIA, semiconductor manufacturers experienced a reduction in revenues of over 35% from late 2000 to 2002. This economic downturn resulted in reduced research and development spending by many of our customers.
      During 2003 and 2004, IC manufacturers and electronics companies experienced a recovery in revenues. According to the SIA, semiconductor industry revenues grew by approximately 18% in 2003 and 28% in 2004. However, despite this recovery, our customers continued to spend cautiously through 2004. We expect this cautious spending to continue at least through 2005, as IC manufacturers and electronics companies revenues are expected to remain flat in 2005 compared to 2004.
      In response to the general downturn in the economy, and in the electronics industry in particular, we have initiated significant restructuring activities over the past several years, including during 2004, to better align our cost structure with projected demand for our products and services and their resulting projected revenues. We have announced additional restructuring activities during 2005 and expect to announce further restructurings in the future.
      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.

      We continue to observe a customer preference for renewable license types, which are term and subscription, and expect the timing of license renewals to continue to impact our results of operations.
      Product revenue recognized from backlog comprised approximately 68% of total product revenue in 2004, 60% in 2003, and 45% in 2002. This trend is primarily due to increasing customer preference for subscription licenses and customer requirements for more flexible payment terms.
      Acquisitions
      We have acquired companies, businesses and third party technology, some of which are described below, and we expect to acquire other companies, businesses and third party technology in the future. We undertake these acquisitions as part of our overall business strategy, and specifically, to acquire key personnel, technology and customer relationships of the acquired business. For each of these acquisitions the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements from the date of the acquisition. These acquisitions are described in more detail below and in Note 4 to our Consolidated Financial Statements.
      Comparative pro forma financial information was not presented for the 2004 or 2003 acquisitions because these acquisitions were not material to our Consolidated Financial Statements, either individually or in the aggregate. For additional information regarding our 2004 acquisitions, see “Liquidity and Capital Resources” and “Results of Operations” found below in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
      A summary of certain information regarding acquisitions, all of which were for cash, we completed in 2004 and 2003, including the aggregate initial purchase price paid, is as follows:

	Date of
	Acquisition	2004	2003

	(In millions)
Neolinear, Inc. (A)	April 2004	$78.1	$—
Verplex Systems, Inc. (B)	August 2003	—	87.6
Innotech Corporation distribution rights (C)	June 2003	—	78.7
Get2Chip.com, Inc. (D)	April 2003	—	80.5
Celestry Design Technologies, Inc. (E)	January 2003	—	65.7
Other 2004 acquisition	August 2004	9.2	—
Other 2003 acquisitions	Various	—	18.9

Total initial aggregate purchase price		$87.3	$331.4

      The businesses or assets acquired include:

(A)	Rapid analog design technology.

(B)	Functional verification technology.
(C)	Distribution rights to certain customers, certain assets and key personnel of this Japan-based developer and distributor of software, electronic devices and semiconductor manufacturing equipment.

(D)	Nanometer-scale synthesis.

(E)	Silicon modeling products and full-chip circuit simulation.
      The purchase prices of our acquisitions generally consist of one or more of the following: cash payments, shares of our common stock, the fair value of assumed options, if any, and acquisition costs. In general, the purchase price and goodwill associated with business acquisitions will increase above the initial purchase price paid if certain performance goals related to one or more of the following: revenue, bookings, product proliferation, product development and employee retention, which are measured over periods of up to four years following the acquisitions, are achieved.

      Concurrent with our acquisition of certain Innotech assets, we also modified our distributor agreement with Innotech. Prior to this acquisition, we licensed most of our software products in Japan through Innotech, of which we were an approximately 15% stockholder as of January 1, 2005. We now directly license our software products to the customers for which we acquired the distribution rights from Innotech.
      For almost all of our acquisitions of private companies, a portion of the purchase price is payable after the acquired business group’s achievement of certain performance goals, which generally relate to one or more of the following: revenue, bookings, product proliferation, product development and employee retention. The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with some acquisitions, we may grant equity awards with either time-based or performance-based vesting, or a combination of both, to employees of the acquired business as performance incentives. As a result, the amount of cash consideration or shares of our common stock issued to former stockholders of the acquired entity will increase as performance goals are achieved, generally over a period of up to four years following the completion of the respective acquisition. Accordingly, goodwill and stock compensation expense will increase upon the attainment of such goals.
      During 2004, we recorded $40.6 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $40.6 million of goodwill consisted of $17.0 million of actual cash payments, $7.2 million of accrued cash payments and the issuance of 1.1 million shares of our common stock valued at $16.4 million. In addition, we recognized stock compensation expense of $1.2 million in connection with these acquisitions in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25).” The additional goodwill and stock compensation expense was related to the achievement of certain performance goals associated with one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the earnout associated with employee retention is recorded as compensation expense.
      During 2003, we paid $2.4 million in cash and issued or reserved for issuance an additional 3.7 million shares of our common stock valued at $57.7 million related to acquisition earnouts. We recorded $52.3 million in additional goodwill consisting of $2.4 million in cash and $49.9 million representing the issuance or reserve for issuance of 3.2 million shares. We also recorded additional stock compensation expense of $7.8 million representing the issuance or reserve for issuance of 0.4 million shares for earnouts achieved during 2003. In addition, we recorded $0.5 million in deferred stock compensation for estimated future earnouts in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The additional goodwill and stock compensation expense related to the achievement of certain performance goals associated with one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the earnout associated with employee retention is recorded as compensation expense.
      In connection with our acquisitions completed prior to January 1, 2005, we may be obligated to pay up to an aggregate of $47.0 million in cash during the next 12 months and an additional $36.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      The goodwill recorded in connection with the above-described contingent earnouts for acquisitions is not expected to be deductible for income tax purposes.
      Legal Settlements
      In September 2003, we entered into a settlement with Mentor Graphics Corporation, pursuant to which Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies and such affiliated parties relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. Mentor also paid us $18.0 million in cash as part of the settlement. Net of related legal costs, we recorded a gain of $14.5 million during the year ended January 3, 2004 for the settlement.

      In November 2002, we announced the settlement of civil litigation filed against Avant! Corporation seeking damages related to theft of our intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to us of $265.0 million, which amount was received in the fourth fiscal quarter of 2002. Net of related legal costs, we recorded a gain of $261.1 million during the year ended December 28, 2002 for the settlement.
      Critical Accounting Estimates
      In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets and goodwill and restructuring charges have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.
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
      Persuasive evidence of an arrangement — For subscription and term licenses and hardware leases, we use the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, we use a purchase order as evidence of an arrangement. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
      Product delivery — Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Occasionally, we will deliver the software on a compact disc with standard transfer terms of free-on-board shipping point. Our software license agreements generally do not contain acceptance provisions. With respect to hardware, delivery of an entire system is deemed to occur upon its installation.
      Fee is fixed or determinable — We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We use installment contracts that extend up to a maximum of five years from the contract date for certain term and subscription licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services. Our installment contracts that do not include a substantial up front payment have payment periods that are equal to or less than the term of the licenses and the payments are collected quarterly in equal or nearly equal installments, when evaluated over the entire term of the arrangement.

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
      Collection is probable — We have concluded that collection is not probable for license arrangements executed with entities in certain countries. For all other countries, we assess collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. This change could have a material impact on our results of operations.
      Vendor-Specific Objective Evidence of Fair Value — Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as elements are delivered. Our experience has been that we are able to estimate VSOE. While we do not expect that experience to change, if we could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until we have VSOE for the undelivered elements or all elements are delivered, whichever is earlier. This change could have a material impact on our results of operations.
      Finance Fee Revenue — Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the contract effective date. Finance fees are recognized ratably over the relevant license term and are classified as product revenue. Finance fee revenue represented 2% of total revenue for 2004, 1% of total revenue for 2003 and 1% of total revenue for 2002.
      Services revenue — Services revenue consists primarily of revenue received for performing methodology and design services. These services are not related to the functionality of our software licenses. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on our results of operations.
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
      We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates, relating to the value of our net deferred tax assets, take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our results of operations and financial position.
      See the factors affecting future results above in Item 1, “Business” entitled “Our operating results could be adversely affected as a result of changes in our effective tax rates,” “We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of the examination or any future examinations involving similar claims may have a material adverse effect on our results of operations and cash flows” and “Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.”
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
      The income approach provides an estimate of fair value based on the present value of expected future cash flows. These expected future cash flows are based on our assumed market segment growth rates, assumed market segment share growth rates, estimated costs and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.
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
Restructuring charges
      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Since fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all years presented, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”
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
Results of Operations
      We primarily generate revenue from licensing our EDA software and selling or leasing hardware technology and intellectual property, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different rights to use our products such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of that decision is that at the expiration of the license period the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See

“Critical Accounting Estimates” above for additional discussion of license types and timing of revenue recognition.
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
      With each succeeding quarter in which the number of product licenses where revenue recognition is deferred increases, our revenue from backlog also increases. Product revenue recognized from backlog comprised approximately 68% of total product revenue in 2004, 60% in 2003 and 45% in 2002. As long as customers continue to prefer subscription licenses, we expect that revenue from backlog will increase and our revenue will be less susceptible to short-term fluctuations in volume. Because our model leads to a substantial portion of our revenue being recognized over multiple periods, we do not believe that pricing volatility has been a material component of the change in our product revenue from period to period, and we have not analyzed changes in pricing from one period to the next.
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
      During 2005, we plan to continue optimizing our operations. In the first quarter of 2005, we announced a plan of restructuring that will reduce our workforce by approximately 200 employees. This will result in an estimated restructuring and other expense of approximately $18.0 million to $20.0 million in 2005. We expect ongoing annual savings of approximately $30.0 million related to this plan of restructuring.
      On January 12, 2005, we announced that we had signed a definitive agreement to acquire Verisity Ltd., or Verisity, a Mountain View, California-based provider of verification process automation solutions. If completed, the merger will be accounted for under the purchase method of accounting.
      Under the terms of the agreement, upon satisfaction of the closing conditions contained therein (including receipt of certain governmental and Verisity shareholder approvals), we will acquire Verisity in an all-cash transaction for approximately $315.0 million to $335.0 million, which consists of payments to stockholders and acquisition costs. Upon closing of the acquisition, Verisity stockholders will receive $12 in cash in exchange for each outstanding share of Verisity stock.
Revenue and Revenue Mix by Product Group
      We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into “platforms,” which are included in the various product groups described below. We introduced our first platform in September 2002. The data described below for product groups for periods before a platform was introduced aggregates the revenues from the individual products associated with that particular platform.
      Our product groups are:
      Functional Verification: Products in this group, which include the Incisivetm functional verification platform, are used to verify that the high level, logical specification of an integrated circuit design is correct.

      Digital IC Design: Products in this group, which include the Encountertm digital IC design platform, are used to accurately convert the high-level, logical specification of a digital integrated circuit into a detailed physical blueprint of the integrated circuit, which is used for creation of the photomasks used in chip manufacture.
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
Revenue by Year
      The table below shows our revenue for the years ended 2004, 2003 and 2002:

				% Change

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

	(In millions)
Product	$729.8	$663.5	$806.8	10%	(18)%
Services	137.0	131.2	149.8	4%	(12)%
Maintenance	330.7	324.8	331.3	2%	(2)%

Total revenue	$1,197.5	$1,119.5	$1,287.9	7%	(13)%

      2004 compared to 2003
      Product revenue was higher in 2004, as compared to 2003, primarily because of increased revenue from licenses for Digital IC and System Interconnect products and sales of certain intellectual property. Services revenue increased in 2004 due to an increase in customer spending for design services as the electronics industry experienced some recovery from the economic downturn of 2002 and 2003.
      2003 compared to 2002
      Product revenue was lower in 2003, as compared to 2002, due to the shift to more ratable licenses and lower sales volume. Services revenue was lower in 2003, as compared to 2002, due to a decrease in customer spending for design services as a result of the economic downturn experienced in the electronics industry at that time.

Revenue by Product Group
      The following table shows for 2004, 2003 and 2002 the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	2004	2003	2002

Functional Verification	17%	19%	19%
Digital IC Design	25%	23%	22%
Custom IC Design	27%	27%	26%
Design for Manufacturing	9%	10%	10%
System Interconnect	9%	9%	11%
Services and other	13%	12%	12%

Total	100%	100%	100%

      During 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Consolidated Statement of Operations.
Revenue by Geography

				% Change

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

	(In millions)
U.S.	$598.9	$623.7	$710.0	(4)%	(12)%
Other North America	27.0	26.3	29.2	3%	(10)%

Total North America	625.9	650.0	739.2	(4)%	(12)%

Europe	261.9	187.9	257.9	39%	(27)%

Japan	191.2	187.9	188.8	2%	0%
Asia	118.5	93.7	102.0	27%	(8)%

Total Japan and Asia	309.7	281.6	290.8	10%	(3)%

Total revenue	$1,197.5	$1,119.5	$1,287.9	7%	(13)%

Revenue by Geography as a Percent of Total Revenue

	2004	2003	2002

U.S.	50%	56%	55%
Other North America	2%	2%	2%
Europe	22%	17%	20%
Japan	16%	17%	15%
Asia	10%	8%	8%

Total revenue	100%	100%	100%

      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.”
      Changes in foreign currency exchange rates caused our revenue to increase by $16.0 million in 2004, as compared to 2003, and to increase by $18.8 million in 2003, as compared to 2002, primarily due to strengthening of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 19 to our Consolidated Financial Statements.
Cost of Revenue

				% Change

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

	(In millions)
Product	$82.0	$67.0	$98.3	22%	(32)%
Services	91.0	93.2	114.7	(2)%	(19)%
Maintenance	53.0	56.5	65.1	(6)%	(13)%
Cost of Revenue as a Percent of Related Revenue

	2004	2003	2002

Product	11%	10%	12%
Services	66%	71%	77%
Maintenance	16%	17%	20%
      Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salaries and benefits, amortization of intangible assets directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our Cadence Verification Acceleration, or CVA, hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.
      A summary of Cost of product is as follows:

	2004	2003	2002

	(In millions)
Product related costs	$38.0	$28.0	$63.8
Amortization of acquired intangibles	44.0	39.0	25.2
Inventory write-off	—	—	9.3

Total Cost of product	$82.0	$67.0	$98.3

      2004 compared to 2003
      Cost of product increased $15.0 million in 2004, as compared to 2003, primarily due to an increase of $18.0 million in cost of goods sold for our hardware business resulting from increased sales of our hardware products, and an increase of $5.0 million in amortization of intangible assets, partially offset by a $4.4 million decrease in royalty expenses and a $3.6 million decrease in amortized software costs.
      Cost of product in the future will depend primarily upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given period.
      Cost of services primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased $2.2 million in 2004, as compared to 2003, primarily due to a decrease in salary and benefit costs resulting from decreases in employees in our services business. Services gross margin as a percentage of services revenue increased during 2004, as compared to 2003, due to increased services revenues and decreased cost of services.

      Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates. Cost of maintenance revenue decreased $3.5 million in 2004, as compared to 2003, due to a $2.3 million decrease in salary and benefit costs and a $1.2 million decrease in information technology, facilities and general operating expenses.
      2003 compared to 2002
      Cost of product decreased $31.3 million in 2003, as compared to 2002, primarily due to an $18.9 million reduction in amortized software costs, an $8.3 million decrease in royalties expense, a $9.3 million decrease in inventory write-offs, and a $2.2 million decrease in acquisition-related write-offs. The decreases were partially offset by an increase in amortization of acquired intangibles of $13.8 million during 2003.
      Cost of services decreased $21.5 million in 2003, as compared to 2002, primarily due to decreases in employee salary and benefit costs resulting from our reduction of services professionals in connection with our restructuring actions initiated in 2002 and 2003. As a result, services gross margin as a percentage of services revenue increased during 2003, as compared to 2002.
      Cost of maintenance decreased $8.6 million in 2003, as compared to 2002, primarily due to a decrease in employee salary and benefit costs resulting from a decrease in employee headcount.
Operating Expenses

				% Change

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

	(In millions)
Marketing and sales	$325.9	$326.6	$402.1	0%	(19)%
Research and development	351.3	340.1	326.4	3%	4%
General and administrative	83.4	82.6	115.8	1%	(29)%

Total operating expenses	$760.6	$749.3	$844.3	2%	(11)%

Operating Expenses as a Percent of Total Revenue

	2004	2003	2002

Marketing and sales	27%	29%	31%
Research and development	29%	30%	25%
General and administrative	7%	7%	9%
Operating Expense Summary
      2004 compared to 2003
      Operating expenses increased $11.3 million during 2004, as compared to 2003, primarily due to a $31.8 million increase in employee salaries and benefits and related costs, primarily due to bonuses earned in 2004 that had not been earned in 2003. This increase was partially offset by a $13.2 million decrease in depreciation and amortization expense, a $7.4 million decrease in outside services and a $7.2 million decrease in commission payments to Innotech Corporation, or Innotech, as a result of our acquisition from Innotech in 2003 of distribution rights to certain of its customers.
      Foreign currency exchange rates increased operating expenses by $10.9 million in 2004, as compared to 2003, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.
      We expect our operating expenses to increase in 2005 as compared to 2004 due to our pending acquisition of Verisity Ltd.

      2003 compared to 2002
      Operating expenses declined $95.0 million during 2003, as compared to 2002, as a result of the cost reductions from our 2003 and 2002 restructuring activities described more fully below in “Restructuring and Other Charges.”
      Foreign currency exchange rates increased operating expenses by $11.3 million in 2003, as compared to 2002, primarily due to the strengthening of the euro and British pound in relation to the U.S. dollar.
Marketing and Sales
      2004 compared to 2003
      Marketing and sales expenses decreased $0.7 million during 2004, as compared to 2003, primarily due to a $7.2 million decrease in commission payments to Innotech as a result of our acquisition from Innotech of distribution rights to certain of its customers and a $3.1 million reduction in depreciation related to prior restructuring activities. This decrease was partially offset by a $7.7 million increase in employee salaries and benefits and related costs and a $2.2 million increase in marketing program costs.
      2003 compared to 2002
      Marketing and sales expenses decreased $75.5 million during 2003, as compared to 2002, primarily due to a $27.8 million decrease in employee salaries and benefits and related costs resulting from our restructuring activities, a $16.1 million decrease in commission costs, a $12.6 million decrease in outside services costs, and a $4.1 million decrease in marketing program costs. Salary, benefits and commission costs declined due to reduced headcount in the sales and marketing organizations. Outside services costs declined due to decreased commission payments to Innotech and a reduction in costs incurred for outside contractors and consultants.
Research and Development
      2004 compared to 2003
      Research and development expense increased $11.2 million during 2004, as compared to 2003, primarily due to a $21.4 million increase in employee salaries and benefits and related costs resulting from an increase in employees due to business acquisitions and increased staffing to support strategic technologies. This increase was partially offset by a $7.4 million decrease in expenses related to our use of outside services and a $3.2 million decrease in costs associated with outsourced research and development projects.
      2003 compared to 2002
      The increase in Research and development expense of $13.7 million for 2003, as compared to 2002, was primarily due to a $14.1 million increase in employee salaries and benefits and related costs resulting from an increase in employees due to business acquisitions and increased staffing to support strategic technologies and an $18.9 million reduction in capitalized development costs, partially offset by an $11.5 million reduction in costs related to outsourced services and research and development projects as a result of the restructuring activities, and a $5.6 million decrease in expenses related to our use of other outside services.
General and Administrative
      2004 compared to 2003
      General and administrative expense increased $0.8 million in 2004, as compared to 2003, primarily due to a $4.5 million increase in employee salaries and benefits and related costs and a $2.6 million increase in professional fees related to our annual audit and Sarbanes-Oxley Section 404 compliance. This increase was partially offset by a $2.6 million decrease in legal expenses, a $2.4 million decrease in bad debt expense and a $1.3 million decrease in insurance expense.

      2003 compared to 2002
      General and administrative expense decreased $33.2 million in 2003, as compared to 2002, primarily due to a $16.6 million decrease in legal expense, a $9.3 million decrease in salary and benefit costs in connection with our restructuring activities and a $2.2 million decrease in bad debt expense. The allowance for doubtful accounts as a percentage of total receivables declined in 2003, as compared to 2002, because write-offs continued to decline and because of additional reductions in the percentage of receivables past due. There were no significant changes in our collection policies or payment terms from 2002 to 2003.
Amortization of Acquired Intangibles

	2004	2003	2002

	(In millions)
Amortization of acquired intangibles	$55.7	$62.6	$53.8
      2004 compared to 2003
      Amortization of acquired intangibles decreased $6.9 million in 2004, as compared to 2003, primarily due to an $11.4 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior year acquisitions, partially offset by increases of $5.6 million in amortization of acquired intangibles in connection with our previously completed acquisitions. We expect an increase in the amortization of acquired intangibles in 2005 due to the pending acquisition of Verisity Ltd. as described more fully in Note 20 to our Consolidated Financial Statements.
      2003 compared to 2002
      Amortization of acquired intangibles increased $8.8 million in 2003, as compared to 2002, primarily due to a $10.8 million increase in amortization of acquired intangibles in connection with our previously completed acquisitions.
Amortization of Deferred Stock Compensation

	2004	2003	2002

	(In millions)
Amortization of deferred stock compensation	$31.4	$41.1	$44.0
      We amortize deferred stock compensation related to fixed awards using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned.
      2004 compared to 2003
      Amortization of deferred stock compensation decreased $9.7 million in 2004, as compared to 2003, due to a $24.6 million decrease in the amortization of deferred stock compensation primarily related to our previously completed acquisitions. This decrease was partially offset by a $14.9 million increase in the amortization of deferred stock compensation primarily related to incentive stock grants. We expect that amortization of deferred stock compensation will increase in 2005 due to increased incentive stock grants during 2004 and our adoption of SFAS No. 123R in our third quarter of 2005 as described more fully in “New Accounting Standards” below.
      2003 compared to 2002
      Amortization of deferred stock compensation decreased $2.9 million in 2003, as compared to 2002, primarily due to a $14.8 million decrease in the amortization of deferred stock compensation related to our previously completed acquisitions. This decrease was partially offset by a $4.3 million increase in the amortization of deferred stock compensation related to Verplex, and a $2.2 million increase in the amortization of deferred stock compensation related to the mark-to-market of options granted to consultants.
Restructuring and Other Charges
      We have initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated in 2001, 2002 and 2003, or the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, to align our cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring was targeted at reducing costs throughout the company.
      During 2004, we commenced a new plan of restructuring, or the 2004 Restructuring, which was also intended to decrease costs and realize efficiencies by reducing workforce and resources throughout the company to align our cost structure with expected revenues.
      A summary of restructuring and other charges by plan of restructuring for fiscal years 2004, 2003 and 2002 is as follows:

	Severance
	and	Asset-	Excess	Other
	Benefits	Related	Facilities	Restructuring	Total

	(In millions)
2004:
2004 Plan	$7.0	$0.2	$—	$9.4	$16.6
2003 Plan	(0.8)	(2.8)	1.5	—	(2.1)
2002 Plan	(0.5)	(1.2)	0.1	—	(1.6)
2001 Plan	—	—	0.6	—	0.6

Total 2004	$5.7	$(3.8)	$2.2	$9.4	$13.5

2003:
2003 Plan	$25.7	$25.7	$10.9	$—	$62.3
2002 Plan	0.8	0.4	1.5	—	2.7
2001 Plan	—	—	1.8	—	1.8

Total 2003	$26.5	$26.1	$14.2	$—	$66.8

2002:
2002 Plan	$52.1	$34.2	$32.4	$1.1	$119.8
2001 Plan	—	—	14.5	—	14.5

Total 2002	$52.1	$34.2	$46.9	$1.1	$134.3

      Frequently, asset impairments are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.
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
      As of January 1, 2005, our best estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 is $33.7 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $53.2 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2004 Restructurings of $85.2 million related to reducing space in or the closing of 34 sites, of which 24 have been vacated and 10 have been downsized.
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
      The following is further discussion of the activity under each restructuring plan:
      During 2005, we plan to continue optimizing our operations. In the first quarter of 2005, we announced a plan of restructuring that will reduce our workforce by approximately 200 employees. This will result in an estimated restructuring and other expense of approximately $18.0 million to $20.0 million in 2005. We expect ongoing annual savings of approximately $30.0 million related to this plan of restructuring.
      2004 Restructuring — The 2004 Restructuring resulted in the termination of approximately 130 employees. Costs resulting from this restructuring included severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to January 1, 2005, with all termination benefits expected to be paid by July 2, 2005.
      We project annualized savings in employee salary and benefits costs of approximately $20.0 million resulting from employee terminations under the 2004 Restructuring.
      Other expenses of $9.4 million related to the abandonment of third-party software purchased and integrated an into an internal-use software application. During 2004, we replaced this third-party purchased software with internally developed technology. Upon deployment of the internally developed software we recorded a charge to reduce the value of the third-party software product and implementation costs to zero.
      2003 Restructuring — During 2004, we recorded a net credit of $2.1 million related to the 2003 Restructuring. This net credit is comprised of a $2.8 million credit associated with asset-related charges, and a $0.8 million severance and benefits credit, partially offset by $1.5 million of additional excess facilities charges.
      The net $2.8 million asset-related credit was associated with the reversal of an accrual of approximately $4.6 million for an expected payment to a government agency because we have determined it is not probable we will have any future liability. This reversal was partially offset by a $1.2 million accrual for fees related to headcount reductions at a foreign facility. We also reversed $0.8 million of the severance-related accrual related to payroll taxes, benefits and outplacement services in excess of the remaining expected obligation.
      We incurred excess facilities expenses of $1.5 million in the year ended January 1, 2005 related to the 2003 Restructuring. These expenses were primarily comprised of additional expenses incurred for facilities included in the 2003 Restructuring, but vacated during fiscal 2004. Expenses also included contract termination charges and expenses incurred to sublease facilities and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring.
      We expect to incur an additional $4.0 million to $6.0 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2002 Restructuring — During 2004, we recorded a net credit of $1.6 million related to the 2002 Restructuring. This net credit is comprised of the reversal of $1.2 million of accrued contract termination costs not incurred and $0.4 million of the severance and benefits accrual in excess of the remaining expected obligation, partially offset by $0.1 million of additional excess facilities charges.
      2001 Restructuring — We recorded facilities-related expenses of $0.6 million during 2004 primarily due to changes in lease loss estimates and costs associated with facilities vacated as part of the 2001 restructuring plan.
Write-off of Acquired In-Process Research and Development
      Upon consummation of an acquisition, we immediately charge to expense any acquired in-process research and development that has not yet reached technological feasibility and has no alternative future use. The value assigned to acquired in-process research and development is determined by identifying research projects in areas for which technological feasibility has not been established. The values are determined by estimating costs to develop the acquired in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rates utilized include a factor that reflects the uncertainty surrounding successful development of the acquired in-process research and development.
      Described below are the write-offs of acquired in-process research and development charges in 2004, 2003 and 2002:

	2004	2003	2002

	(In millions)
Neolinear, Inc.	$7.0	$—	—
Get2Chip.com, Inc.	—	3.8	—
Verplex Systems, Inc.	—	2.0	—
Celestry Design Technologies, Inc.	—	1.7	—
Simplex Solutions, Inc.	—	—	27.4
IBM Test Design Automation Group	—	—	6.6
Other 2004 acquisition	2.0	—	—

Total in process technology	$9.0	$7.5	$34.0

      We expect an increase in Write-off of acquired in-process research and development in 2005, as compared to 2004, assuming our pending acquisition of Verisity Ltd. is completed.

      Described below is a summary of in-process research and development acquired during 2004, 2003 and 2002 as of January 1, 2005:

				Estimated
			Expenditures	Remaining
			Incurred to	Expenditures
			Complete	To Complete
			In-Process	In-Process
			Research	Research
	Discount	Commercial	and	and
	Rates	Feasibility	Development	Development

			(In millions)
Neolinear, Inc.	28%	December 2004	$7.2	$—
Other 2004 acquisition	30%	December 2004	0.8	—
Get2Chip.com, Inc.	30%	June 2005	5.5	1.0
Verplex Systems, Inc.	30%	November 2004	2.6	—
Celestry Design Technologies, Inc.	35%	March 2003	2.0	—
Simplex Solutions, Inc.	30%	April 2003	4.2	—
IBM Test Design Automation Group	24%	October 2003	9.9	—

Total Expenditures			$32.2	$1.0

Interest Expense

	2004	2003	2002

	(In millions)
Interest expense	$6.2	$5.0	$2.8
      2004 compared to 2003
      Interest expense increased $1.2 million in 2004, as compared to 2003, primarily due to an increase of $1.8 million in amortization expense related to the costs associated with the issuance of our Zero Coupon Zero Yield Senior Convertible Notes, or the Notes, in August 2003, an increase of $1.3 million in imputed interest on acquisition-related payments which occur over time, partially offset by a decrease of $1.9 million in interest expense related to our credit facilities that were terminated in 2003 after the issuance of the Notes.
      2003 compared to 2002
      Interest expense increased $2.2 million in 2003, as compared to 2002, primarily due to an increase of $1.7 million in imputed interest on acquisition-related payments which occur over time and an increase of $0.8 million of amortization expense related to the costs associated with the issuance of our Notes, partially offset by a decrease of $0.3 million in interest expense related to our credit facilities that were terminated in 2003 after the issuance of the Notes.

Other expense, net
      Other expense, net, for the years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(In millions)
Interest income	$5.6	$3.4	$4.6
Gain (loss) on foreign exchange	(1.4)	2.3	(0.3)
Equity in loss from investments, net	(16.9)	(10.9)	(9.4)
Other income (expense)	4.2	(10.4)	(8.7)

Total other expense, net	$(8.5)	$(15.6)	$(13.8)

      In 2004, the Other income of $4.2 million is comprised of $12.5 million of gains on the sale of investments and $0.4 million of other income, net, offset by $4.2 million of impairment of investments, $2.5 million of investment management fees paid to manage the Telos venture partnerships described under “Liquidity and Capital Resources” below and $2.0 million of losses on the sale of receivables. In 2003, the Other expense of $10.4 million is comprised of $4.8 million of impairment of investments, $5.0 million of losses on the sale of receivables and $0.6 million of Other expense, net. In 2002, the Other expense of $8.7 million is comprised of $14.1 million of impairment of investments, $15.1 million of losses on the sale of receivables, $24.9 million of gains on the sale of investments and $4.4 million of Other expense, net. We expect our equity in loss from investments, net, to decrease in 2005 as a result of the adoption of EITF No. 02-14 as more fully described in Note 6 to our Consolidated Financial Statements.
Provision for Income Taxes
      The provision for income taxes and the effective tax rates for 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(Dollars in millions)
Provision (benefit) for income taxes	$12.0	$(13.0)	$83.7
Effective tax rate	13.8%	42.5%	58.1%
      2004 compared to 2003
      The income before provision for income taxes resulted in a provision for income taxes in 2004 compared to a benefit for income taxes in 2003. The 2004 provision for income taxes has a greater benefit from foreign income that is taxed at a lower rate than the U.S. federal statutory rate when compared to 2003.
      2003 compared to 2002
      The loss before provision for income taxes resulted in a benefit for income taxes in 2003 compared to a provision for income taxes in 2002. The 2003 benefit has a greater detriment from non-deductible amortization of stock compensation expense partially offset by a greater benefit from foreign income that is taxed at a lower rate than the U.S. federal statutory rate in comparison to 2002.
      Outlook for 2005
      Excluding the impact of the potential acquisition of Verisity Ltd., we are currently projecting an increase in our effective income tax rate for 2005 primarily due to a reduced benefit from foreign income taxed at a lower rate than the U.S. federal statutory rate in comparison to 2004. We are not yet in a position to reasonably estimate the effective income tax rate for 2005 as we are currently studying the impact of certain new tax rules in the American Jobs Creation Act of 2004, or AJCA, the pending adoption of SFAS No. 123R, and the completion of our pending acquisition of Verisity Ltd.

      The total valuation allowance on deferred tax assets increased by $0.6 million during 2004. As of January 1, 2005, the valuation allowance is $7.8 million and is related to deferred tax assets for certain states where realization is not judged to be likely.
      As of January 1, 2005, we had total net deferred tax assets of approximately $106.8 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.
      We currently intend to indefinitely reinvest our undistributed foreign earnings and, accordingly, have not provided for the U.S. or foreign taxes that would be incurred if such earnings were repatriated to the U.S. The AJCA, enacted on October 22, 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. Although no decision has been made regarding repatriation of foreign earnings under the AJCA, we may elect to apply this provision to qualifying earnings repatriated during fiscal 2005. We are currently evaluating the merits of repatriating funds under the AJCA and expect to complete this evaluation by October 1, 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $550.0 million. We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, have not provided for income taxes on these undistributed earnings. If we decide to repatriate foreign earnings in a future period, we will be required to recognize income tax expense related to the federal, state, local and foreign income taxes that we would incur on the repatriated earnings when the decision is made. We are currently unable to reasonably estimate the possible range of income tax effects of such repatriation.
      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and are adjusted quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We intend to challenge these proposed adjustments vigorously.
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
      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Held to maturity investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at January 1, 2005.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial paper — fixed rate	$286.0	2.39%
Auction rate securities	108.2	2.63%
Cash — variable rate	85.1	0.93%
Cash equivalents — variable rate	57.8	1.88%

Total interest-bearing instruments	$428.9	2.04%

Foreign Currency Risk
      Our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening U.S. dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening U.S. dollar is a reduction in revenue offset by a smaller reduction in expenses. Foreign currency fluctuations positively impacted our income by $3.7 million in 2004, as compared to 2003, and $2.6 million in 2003, as compared to 2002.
      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges under SFAS No. 133 and, therefore, the unrealized gains and losses are recognized in Other expense, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.

      Our policy governing hedges of foreign currency risk does not allow us to use forward contracts for trading purposes. Our forward contracts generally have maturities of 180 days or less. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.
      The table below provides information, as of January 1, 2005, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to March 18, 2005.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$91.5	105.76
Euro	18.6	0.75
British pound sterling	14.5	0.52
Canadian dollars	8.0	1.24
Taiwan dollars	7.2	32.42
Hong Kong dollars	6.5	7.76
Other	10.9	—

	$157.2

Estimated fair value	$(1.8)

      While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
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
      Each $1,000 of principal of the Notes will initially be convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As of January 1, 2005, none of the conditions allowing holders of the Notes to convert had been met.
      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Notes for 100% of the principal amount.

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have the option to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of January 1, 2005, the estimated fair value of the convertible notes hedge transactions was $100.8 million.
      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of January 1, 2005, the estimated fair value of the sold warrants was $32.2 million.
      For additional discussion of the Notes see “Liquidity and Capital Resources” below.
      We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments primarily are made in privately-held companies either as direct investments or through our Telos venture partnerships described under “Liquidity and Capital Resources” below. From time to time we make cash investments in companies with distinctive technologies that are potentially strategically important to us.
      The fair value of our portfolio of marketable equity securities, which are included in Short-term investments in the accompanying Consolidated Financial Statements, was $35.9 million as of January 1, 2005 and $33.6 million as of January 3, 2004. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.
      Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or will be successful. Accordingly, we could lose all or part of our investment.
      Our investments in non-marketable equity securities had a carrying amount of $45.7 million as of January 1, 2005 and $53.3 million as of January 3, 2004. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Operations.

Liquidity and Capital Resources

	As of and for the years ended

	January 1,	%	January 3,	%	December 28,
	2005	Change	2004	Change	2002

	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$593.0	42%	$418.4	6%	$395.6
Working Capital	$521.0	45%	$360.3	42%	$254.3
Cash provided by operating activities	$372.5	118%	$171.0	(51)%	$347.7
Cash used for investing activities	$(215.0)	(44)%	$(386.3)	140%	$(151.1)
Cash provided by (used for) financing activities	$(21.1)	(114)%	$149.2	(376)%	$(54.1)
Cash, cash equivalents and short-term investments
      During the fourth quarter of 2004, we reclassified auction rate securities of $75.4 million as of January 3, 2004 and $15.0 million as of December 28, 2002 from Cash and cash equivalents to Short-term investments on our Consolidated Balance Sheets. We have reclassified the purchases and sales of these auction rate securities in our Consolidated Statements of Cash Flows, which decreased Cash flows from investing activities by $60.4 million for the year ended January 3, 2004 and $15.0 million for the year ended December 28, 2002.
      At January 1, 2005, our principal sources of liquidity consisted of $593.0 million of Cash and cash equivalents and Short-term investments, as compared to $418.4 million at January 3, 2004 and $395.6 million at December 28, 2002. The primary sources of our cash in 2004 and 2003 were customer payments under software licenses and from the sale or lease of our hardware products, payments for the provision of design and methodology services, proceeds from the issuance of convertible notes in 2003, proceeds from the sale of receivables and from the exercise of stock options and common stock purchases under our employee stock purchase plans. Our primary uses of cash in 2004 and 2003 consisted of payments relating to payroll, product, services and other operating expenses, taxes, the hedge for our convertible notes to manage equity dilution, purchases of treasury stock and business acquisitions.
Net working capital
      At January 1, 2005, we had net working capital of $521.0 million, as compared with $360.3 million at January 3, 2004 and $254.3 million at December 28, 2002. The increase in net working capital from 2003 to 2004 was primarily due to the increase in Cash and cash equivalents and Short-term investments of $174.6 million, an increase in Receivables, net, of $35.4 million, and an increase in Prepaid expense and other of $14.1 million, partially offset by an increase of Accounts payable and accrued liabilities of $34.5 million and an increase in Deferred revenue of $32.5 million.
      The increase in net working capital from 2002 to 2003 was primarily due to a decrease in Accounts payable and accrued liabilities of $51.9 million, an increase in Receivables, net, of $34.7 million, and an increase in Cash and cash equivalents and Short-term investments of $22.8 million, partially offset by an increase in Deferred revenue of $30.7 million.
Cash flows from operating activities
      Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements. For a term license in which revenue is recognized upon delivery, payment of a substantial portion of the fee must be paid in the first year of the license. Our installment contracts that do not include a substantial up front payment have payment periods that are equal to or less than the term of the licenses and the payments are collected quarterly in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During 2004, we transferred accounts receivable totaling $30.1 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $87.4 million in 2003 and $182.0 million in 2002.
      Provision for sales returns is accounted for as a reduction of revenue. Provision for sales returns decreased $8.5 million in 2004, as compared to 2003, and increased $1.2 million in 2003, as compared to 2002.
      2004 compared to 2003
      Net cash provided by operating activities increased by $201.5 million, to $372.5 million, during 2004, as compared to $171.0 million net cash provided by operating activities during 2003. The increase from 2003 to 2004 is primarily due to an increase in net income of $92.0 million, an increase in cash received from Installment contract receivables of $128.5 million, a decrease in payments associated with Accounts payable and accrued liabilities of $108.7 million, partially offset by a decrease in Proceeds from the sale of receivables of $57.3 million and a decrease of cash collected on Accounts receivable, net of $48.0 million.
      2003 compared to 2002
      Net cash provided by operating activities decreased by $176.7 million, to $171.0 million, during 2003, as compared to $347.7 million net cash provided by operating activities during 2002. The decrease from 2002 to 2003 is primarily due to a reduction in net income of $77.9 million, a decrease in deferred income taxes of $35.9 million and a $26.5 million reduction in write-off of acquired in-process research and development.
Cash flows from investing activities
      Our primary investing activities consisted of business acquisitions, purchasing property, plant and equipment, purchasing software licenses, purchasing technology and investing in venture capital partnership and equity investments, which combined represented $203.9 million of cash used for investing activities in 2004, as compared to $338.4 million in 2003 and $175.4 million in 2002.
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
      As of January 1, 2005, we had contributed $96.3 million to these partnerships and are contractually committed to contribute to them up to an additional $69.1 million. Actual future contributions will depend upon the level of investments made by Telos. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I, is December 31, 2005, in the case of Telos II, is July 3, 2012, and, in the case of Telos III, is June 1, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Consolidated Balance Sheets.

      2004 compared to 2003
      Net cash used for investing activities decreased by $171.3 million, to $215.0 million, during 2004, as compared to $386.3 million net cash used for investing activities during 2003. The decrease from 2003 to 2004 is primarily due to a decrease of $67.1 million of net cash paid in business acquisitions, a decrease of $17.0 million of investments in venture capital partnership and equity investments, a decrease of $29.3 million in purchases of technology, a decrease of $21.1 million in purchases of property, plant and equipment, an increase of $98.6 million of sales of short-term investments and an increase of proceeds from the sale of available for sale securities and long-term investments of $14.9 million, partially offset by an increase of $71.2 million of purchases of short-term investments.
      During 2003, we received $9.1 million in cash from the sale-leaseback of certain equipment. We will make aggregate payments under the resulting operating leases of $9.1 million over the three to five year life of the operating leases.
      2003 compared to 2002
      Net cash used for investing activities increased by $235.2 million, to $386.3 million, during 2003, as compared to $151.1 million net cash used for investing activities during 2002. The increase from 2002 to 2003 is primarily due to an increase of $147.6 million of net cash paid in business acquisitions, an increase of $448.7 million in purchases of short-term investments, a decrease of $49.4 million of proceeds from the sale of available-for-sale securities, an increase of $32.9 million of investments in venture capital partnership and equity investments, an increase of $29.3 million of purchases of technology, partially offset by an increase in proceeds from sales of short-term investments of $403.3 million, a reduction in purchases of property, plant and equipment of $42.3 million, a reduction of purchases of available-for-sale securities of $10.1 million and a reduction of purchases of software licenses of $4.5 million.
Cash flows from financing activities
      2004 compared to 2003
      Net cash used for financing activities was $21.1 million in 2004, as compared to net cash provided by financing activities of $149.2 million in 2003, a change of $162.5 million. In 2004, our primary use of cash from financing activities was the repurchase of $94.1 million of treasury stock, as compared to $213.8 million in 2003. As of January 1, 2005, the remaining repurchase authorization under our stock repurchase program totaled $123.0 million. Our primary source of cash from financing activities was $75.3 million from the issuance of common stock upon exercise of stock options and employee stock purchase program, as compared to $86.6 million in 2003. In addition during 2003, we issued $420.0 million of convertible notes and received proceeds from the sale of common stock warrants and purchased convertible notes hedges for $134.6 million.
      2003 compared to 2002
      Net cash provided by financing activities increased by $203.3 million from 2002 due to the issuance of our convertibles notes and sale of common stock warrants noted above, partially offset by an increase of $32.0 million in the purchase of treasury stock.
      We expect to continue our financing activity and may use cash reserves to repurchase stock under our stock repurchase program. We may also consider additional hedging transactions if opportunities become available.
Other Factors Affecting Liquidity and Capital Resources
      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered indefinitely invested outside of the United States. As of January 1, 2005, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.

      On October 22, 2004, the AJCA was signed into law. A key provision of the AJCA is a one-time incentive to repatriate foreign earnings at a reduced effective tax rate. A company must meet several requirements to qualify for the incentive and we are currently studying the impact of the AJCA’s repatriation provisions on our plans to indefinitely reinvest our foreign earnings. If we determine that we will dividend all or a portion of our undistributed foreign earnings, we will potentially incur additional foreign and U.S. federal, state and local income taxes in the period the dividend is made. As of January 1, 2005, the cumulative amount of earnings for which we have not provided a U.S. income tax accrual was approximately $575.0 million. The maximum dividend that may qualify for special treatment under the AJCA is the lower of approximately $550.0 million and the amount of our foreign earnings and profits at the time the dividend is made to one of our U.S. companies.
      We received an RAR from the IRS in which the IRS proposes to assess an aggregate tax deficiency for the tax years 1997 through 1999 of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest with the IRS to certain of the proposed adjustments. We are challenging these proposed adjustments vigorously. The IRS may also make similar claims for tax returns filed for years subsequent to 1999. While we are protesting certain of the proposed adjustments, we cannot predict with certainty the ultimate outcome of the tax examination, including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved.
      We expect to incur an additional $4.0 million to $6.0 million of future costs in connection with our restructuring activities, primarily for facilities-related charges connected with the 2004 Restructuring, which amounts will be expensed as incurred. We expect annualized cost reductions resulting from the 2004 Restructuring of approximately $20.0 million in employee salary and benefits costs, related to employee terminations under the restructuring plan.
      During 2005, we plan to continue optimizing our operations. In the first quarter of 2005, we announced a plan of restructuring that will reduce our workforce by approximately 200 employees. This will result in an estimated restructuring and other expense of approximately $18.0 million to $20.0 million in 2005, which will result in cash payments of approximately $15.0 million to $17.0 million in 2005. We expect ongoing annual savings of approximately $30.0 million related to this plan of restructuring.
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

      In 2005, we expect to pay between $315.0 million to $335.0 million in cash payments to stockholders and acquisition costs to acquire Verisity Ltd. as more fully described in Note 20 to our Consolidated Financial Statements.
      A summary of our contractual obligations as of January 1, 2005 follows:

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter

	(In millions)
Operating lease obligations	$157.6	$31.8	$47.5	$30.4	$47.9
Purchase obligations	2.2	2.2	—	—	—
Convertible notes	420.0	—	—	420.0	—
Other long-term contractual obligations	233.5	—	199.7	23.6	10.2

Total	$813.3	$34.0	$247.2	$474.0	$58.1

      The primary components of Other long-term obligations of $233.5 million related to indemnity holdbacks from acquisitions, contingent purchase price payments relating to acquisitions and deferred tax liabilities.
      In connection with our acquisitions completed prior to January 1, 2005, we may be obligated to pay up to an aggregate of $47.0 million in cash during the next 12 months and an additional $36.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.
New Accounting Standards
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R in our third quarter of fiscal 2005. See “Stock-Based Incentive Compensation” of Note 2 to our Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for 2004, 2003 and 2002, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to decrease our net income during 2005 by approximately $25.0 million to $40.0 million. This estimated range was calculated using the Black-Scholes option-pricing model, based on currently available option information. Our actual SFAS 123R compensation expense for fiscal 2005 could differ from this range, due to a difference in expense resulting from utilizing a lattice valuation model instead of the Black-Scholes model and equity grants at different levels than expected.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA provides for a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction and not as a tax rate reduction in accordance with SFAS No. 109, “Accounting for Income

Taxes.” The adoption of FAS 109-1 did have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA was enacted on October 22, 2004 and created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. We may elect to apply this provision to qualifying earnings repatriations during fiscal 2005. FAS 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of repatriation provisions of the AJCA on an enterprise’s income tax expense and deferred tax liability. FAS 109-2 states that an enterprise is allowed additional time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are currently evaluating the merits of repatriating funds under the AJCA and expect to complete our evaluation of the effects of the repatriation provision by October 1, 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $550.0 million. We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, we have not provided for income taxes on these undistributed earnings. If we decide to repatriate foreign earnings in a future period, we will be required to recognize income tax expense related to the federal, state, local and foreign income taxes that we would incur on the repatriated earnings when the decision is made. We are currently unable to reasonably estimate the possible range of income tax effects of such repatriation.
      In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have adopted the disclosure requirements and will evaluate the measurement requirements of EITF No. 03-1 once final guidance is issued.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      The information required by Item 7A is incorporated by reference from the section entitled “Disclosures About Market Risk” found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 8. Financial Statements and Supplementary Data
      The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data — Unaudited

	2004				2003

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share amounts)
Revenue +	$343,096	$301,581	$287,079	$265,724	$311,091	$268,760	$276,581	$263,052
Cost of revenue	58,124	60,808	51,803	55,318	52,058	51,362	55,870	57,359
Net income (loss)	59,795	19,631	3,803	(8,755)	15,232	(14,456)	(5,304)	(13,038)
Net income (loss) per share — basic	0.22	0.07	0.01	(0.03)	0.06	(0.05)	(0.02)	(0.05)
Net income (loss) per share — diluted as reported*	0.20	0.07	0.01	(0.03)	0.06	(0.05)	(0.02)	(0.05)
Net income (loss) per share — diluted as restated*	0.20	0.07	0.01	(0.03)	0.05	(0.05)	(0.02)	(0.05)

+	Includes a reduction of revenue in Q4 of 2004 totaling $3.2 million, to correct the amount of revenue recognized for certain license arrangements. The adjustment in Q1 of 2004 was $1.7 million, and was less than $0.5 million in any other quarter during 2004 and 2003. The correction was not considered significant to any prior period.

*	The adoption of EITF No. 04-08, as described more fully in Note 11 to our Consolidated Financial Statements resulted in a reduction of $0.01 per diluted share during our fourth quarter of 2003.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January  1, 2005.
      The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
      Based on their evaluation as of January 1, 2005, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended January 1, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
      Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence have been detected.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of January 1, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
Item 9B. Other Information
2005 Annual Meeting of Stockholders
      The Board of Directors has set May 11, 2005 as the date of our 2005 Annual Meeting of Stockholders. Under Rule 14a-8 of the Exchange Act in order to be eligible for inclusion in the proxy statement and form of proxy for our 2005 Annual Meeting of Stockholders, stockholder proposals must be submitted in writing to our Corporate Secretary no later than March 22, 2005. The address of our Corporate Secretary is 2655 Seely Avenue, Building 5, San Jose, California 95134. Alternatively, under our Bylaws, any director nominations or proposals that a stockholder wishes to raise at our 2005 Annual Meeting of Stockholders, but does not seek to include in our proxy statement and form of proxy pursuant to Rule 14a-8 under the Exchange Act, must be submitted in writing to our Corporate Secretary at the address above no later than March 25, 2005.
Management’s Certifications
      The certifications of our CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.01 and 31.02 to our Form 10-K. In addition, the annual CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listing Standards, regarding our compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on July 13, 2004.

PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors — Committees of the Board of Directors,” “Proposal 1 — Election of Directors” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.
      The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.
      The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance — Code of Business Conduct” in Cadence’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors — Compensation of Directors,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Employment Contracts, Termination of Employment and Change-of-control Agreements” and “Performance Measurement Comparison” in Cadence’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference from the section entitled “Certain Transactions” in Cadence’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2004 and 2003” in Cadence’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

		Page

(a)	1. Financial Statements:

	• Reports of Independent Registered Public Accounting Firm	61

	• Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	63

	• Consolidated Statements of Operations for the three fiscal years ended January 1, 2005	64

	• Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three fiscal years ended January 1, 2005	65

	• Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 2005	66

	• Notes to Consolidated Financial Statements	67

(a)	2. Financial Statement Schedules:

	II. Valuation and Qualifying Accounts and Reserves	115

	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)	3. Exhibits	116

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
      We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and related schedule are the responsibility of the management of Cadence Design Systems, Inc. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Cadence Design Systems, Inc. as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Cadence Design Systems, Inc. (the Company) maintained effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Cadence Design Systems, Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Cadence Design Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2005, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
/s/ KPMG LLP
Mountain View, California
March 14, 2005

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
January 1, 2005 and January 3, 2004
(In thousands, except per share amounts)
ASSETS

	2004	2003

Current Assets:
Cash and cash equivalents	$448,517	$309,175
Short-term investments	144,491	109,248
Receivables, net of allowances of $12,734 and $22,593, respectively	384,114	348,680
Inventories	20,481	16,926
Prepaid expenses and other	72,312	58,212

Total current assets	1,069,915	842,241
Property, plant and equipment, net	390,367	403,847
Goodwill	995,065	922,797
Acquired intangibles, net	195,655	266,758
Installment contract receivables	96,038	121,627
Other assets	242,799	260,632

Total Assets	$2,989,839	$2,817,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$277,992	$243,450
Current portion of deferred revenue	270,966	238,478

Total current liabilities	548,958	481,928

Long-Term Liabilities:
Long-term portion of deferred revenue	20,847	16,287
Convertible notes	420,000	420,000
Other long-term liabilities	300,064	327,406

Total long-term liabilities	740,911	763,693

Stockholders’ Equity:
Preferred stock — $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock — $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 271,563, excluding 2,665 shares held in treasury as of January 1, 2005; 268,442, excluding 5,867 shares held in treasury as of January 3, 2004	1,091,216	1,034,190
Deferred stock compensation	(63,477)	(48,856)
Retained earnings	640,828	566,354
Accumulated other comprehensive income	31,403	20,593

Total stockholders’ equity	1,699,970	1,572,281

Total Liabilities and Stockholders’ Equity	$2,989,839	$2,817,902

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three fiscal years ended January 1, 2005
(In thousands, except per share amounts)

	2004	2003	2002

Revenue:
Product	$729,783	$663,513	$806,786
Services	137,046	131,149	149,810
Maintenance	330,651	324,822	331,347

Total revenue	1,197,480	1,119,484	1,287,943

Costs and Expenses:
Cost of product	82,011	67,036	98,291
Cost of services	90,993	93,153	114,688
Cost of maintenance	53,049	56,460	65,089
Marketing and sales	325,937	326,579	402,148
Research and development	351,254	340,121	326,414
General and administrative	83,414	82,566	115,767
Amortization of acquired intangibles	55,700	62,573	53,752
Amortization of deferred stock compensation (A)	31,408	41,124	44,009
Legal settlements	—	(14,500)	(261,090)
Restructuring and other charges	13,542	66,836	134,296
Write-off of acquired in-process research and development	9,000	7,500	34,000

Total costs and expenses	1,096,308	1,129,448	1,127,364

Income (loss) from operations	101,172	(9,964)	160,579
Interest expense	(6,198)	(5,002)	(2,803)
Other expense, net	(8,537)	(15,599)	(13,756)

Income (loss) before provision (benefit) for income taxes	86,437	(30,565)	144,020
Provision (benefit) for income taxes	11,963	(12,999)	83,681

Net income (loss)	$74,474	$(17,566)	$60,339

Basic Net Income (Loss) Per Share	$0.27	$(0.07)	$0.23

Diluted Net Income (Loss) Per Share	$0.25	$(0.07)	$0.23

Weighted average common shares outstanding	271,328	266,794	259,870

Weighted average common and potential common shares outstanding — assuming dilution	305,774	266,794	267,500

(A) Amortization of deferred stock compensation would be further classified as follows:
Cost of services	$2,364	$4,080	$4,618
Marketing and sales	7,526	11,199	14,221
Research and development	17,117	20,650	17,086
General and administrative	4,401	5,195	8,084

	$31,408	$41,124	$44,009

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended January 1, 2005
(In thousands)

		Common Stock

			Par Value			Accumulated
			And Capital	Deferred		Other	Total
	Comprehensive	Outstanding	in Excess	Stock	Retained	Comprehensive	Stockholders’
	Income	Shares	of Par	Compensation	Earnings	Income (Loss)	Equity

BALANCE, DECEMBER 29, 2001		249,904	$628,697	$(56,241)	$535,511	$13,380	$1,121,347
Cumulative effect of prior period adjustments		—	—	930	(11,930)	—	(11,000)
Purchase of stock		(12,756)	(185,171)	—	—	—	(185,171)
Issuance of stock under stock option and employee stock purchase plans		6,710	77,228	—	—	—	77,228
Tax benefits from employee stock transactions		—	31,815	—	—	—	31,815
Stock issued in connection with acquisitions		25,830	522,952	—	—	—	522,952
Deferred stock compensation, net of forfeitures		—	28,743	(28,781)	—	—	(38)
Amortization of deferred stock compensation		—	(1,097)	45,144	—	—	44,047
Net income	$60,339	—	—	—	60,339	—	60,339
Changes in unrealized holding loss on marketable securities, net of reclassification adjustment (Note 2) and taxes	(24,629)	—	—	—	—	(24,629)	(24,629)
Foreign currency translation gain	7,140	—	—	—	—	7,140	7,140

	$42,850

BALANCE, DECEMBER 28, 2002		269,688	1,103,167	(38,948)	583,920	(4,109)	1,644,030
Purchase of stock		(17,386)	(213,832)	—	—	—	(213,832)
Issuance of stock under stock option and employee stock purchase plans		11,040	86,567	—	—	—	86,567
Tax benefits from employee stock transactions		—	14,875	—	—	—	14,875
Stock issued in connection with acquisitions		5,100	70,577	—	—	—	70,577
Purchase of call options		—	(134,637)	—	—	—	(134,637)
Issuance of warrants		—	56,441	—	—	—	56,441
Deferred stock compensation, net of forfeitures		—	46,740	(46,740)	—	—	—
Amortization of deferred stock compensation		—	4,292	36,832	—	—	41,124
Net loss	$(17,566)	—	—	—	(17,566)	—	(17,566)
Changes in unrealized holding gain on marketable securities, net of reclassification adjustment (Note 2) and taxes	5,750	—	—	—	—	5,750	5,750
Foreign currency translation gain	18,952	—	—	—	—	18,952	18,952

	$7,136

BALANCE, JANUARY 3, 2004		268,442	1,034,190	(48,856)	566,354	20,593	1,572,281
Purchase of stock		(7,031)	(94,105)	—	—	—	(94,105)
Issuance of stock under stock option and employee stock purchase plans		8,889	75,318	—	—	—	75,318
Tax benefits from employee stock transactions		—	7,108	—	—	—	7,108
Tax benefits from call options		—	7,742	—	—	—	7,742
Stock issued in connection with acquisitions		1,263	14,934	—	—	—	14,934
Deferred stock compensation, net of forfeitures		—	44,347	(44,347)	—	—	—
Amortization of deferred stock compensation		—	1,682	29,726	—	—	31,408
Net income	$74,474	—	—	—	74,474	—	74,474
Changes in unrealized holding loss on marketable securities, net of reclassification adjustment (Note 2) and taxes	(517)	—	—	—	—	(517)	(517)
Foreign currency translation gain	11,327	—	—	—	—	11,327	11,327

	$85,284

BALANCE, JANUARY 1, 2005		271,563	$1,091,216	$(63,477)	$640,828	$31,403	$1,699,970

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 1, 2005
(In thousands)

	2004	2003	2002

Cash and Cash Equivalents at Beginning of Year	$309,175	$356,327	$206,311

Cash Flows From Operating Activities:
Net income (loss)	74,474	(17,566)	60,339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,205	191,608	203,906
Amortization of deferred stock compensation	31,408	41,124	44,009
Equity in loss from investments, net	16,944	10,875	9,395
Gain on sale of investments	(12,467)	—	(24,889)
Write-off of long-term investment securities	4,236	4,785	14,087
Write-off of acquired in-process research and development	9,000	7,500	34,000
Write-off of inventory	—	—	9,338
Non-cash restructuring and other charges	4,142	18,438	31,904
Tax benefits from employee stock transactions	7,108	14,875	31,815
Tax benefit of call options	7,742	—	—
Deferred income taxes	(15,695)	(60,048)	(24,157)
Proceeds from the sale of receivables	30,070	87,355	182,049
Provisions for losses on trade accounts receivable and sales returns	447	11,428	12,257
Other non-cash items	(431)	3,678	2,459
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(49,361)	(1,326)	(33,551)
Inventories	(3,555)	(7,312)	(801)
Prepaid expenses and other	(3,410)	(6,820)	29,580
Installment contract receivables	20,556	(107,929)	(261,350)
Other assets	16,417	31,941	(40,916)
Accounts payable and accrued liabilities	2,001	(106,687)	(7,751)
Deferred revenue	34,878	14,642	(5,539)
Other long-term liabilities	18,813	40,440	81,469

Net cash provided by operating activities	372,522	171,001	347,653

Cash Flows From Investing Activities:
Proceeds from sale of available-for-sale securities	8,301	—	49,370
Purchases of available-for-sale securities	—	—	(10,051)
Proceeds from sale of short-term investments	516,935	418,300	15,000
Purchases of short-term investments	(549,835)	(478,650)	(30,000)
Proceeds from the sale of long-term investments	9,900	3,274	—
Proceeds from sale of property, plant and equipment	3,625	9,147	—
Purchases of property, plant and equipment	(61,779)	(82,881)	(125,159)
Purchases of software licenses	(4,157)	(4,257)	(8,750)
Purchases of technology	—	(29,250)	—
Investment in venture capital partnership and equity investments	(22,773)	(39,761)	(6,818)
Cash paid in business acquisitions, net of cash received	(115,170)	(182,247)	(34,682)

Net cash used for investing activities	(214,953)	(386,325)	(151,090)

Cash Flows From Financing Activities:
Proceeds from credit facility	—	45,000	232,300
Principal payments on credit facility and capital leases	(370)	(98,856)	(181,831)
Proceeds from issuance of convertible notes	—	420,000	—
Payment of convertible notes issuance costs	(1,920)	(11,463)	—
Proceeds from sale of common stock warrants	—	56,441	—
Purchase of call options	—	(134,637)	—
Proceeds from issuance of common stock	75,318	86,567	77,228
Purchases of treasury stock	(94,105)	(213,832)	(181,797)

Net cash provided by (used for) financing activities	(21,077)	149,220	(54,100)

Effect of exchange rate changes on cash and cash equivalents	2,850	18,952	7,553

Increase (decrease) in cash and cash equivalents	139,342	(47,152)	150,016

Cash and Cash Equivalents at End of Year	$448,517	$309,175	$356,327

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2005

NOTE 1.	CADENCE
      Cadence Design Systems, Inc., or Cadence, licenses electronic design automation, or EDA, software, sells or leases hardware technology and intellectual property and provides design and methodology services throughout the world to help manage and accelerate electronic product development processes. Cadence’s broad range of products and services are used by electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronic systems.
      In Cadence’s 2003 Annual Report, Cadence restated its Consolidated Financial Statements as of and for the fiscal year ended December 28, 2002. The accompanying Consolidated Financial Statements present restated results for the year ended December 28, 2002. For the Consolidated Balance Sheet as of December 28, 2002 to be properly stated, Cadence recorded the cumulative effect of adjustments for all years prior to fiscal 2002 of $11.9 million to opening retained earnings for fiscal 2002.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation and Basis of Presentation
      Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2004 was a 52-week year. Fiscal 2003 and 2002 were 53-week and 52-week years, respectively. Fiscal 2005 will be a 52-week year ending December 31, 2005.
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
      Cash, Cash Equivalents and Short-Term Investments
      Cadence considers all highly liquid debt instruments which could include commercial paper, euro time deposits, repurchase agreements and certificates of deposit with remaining maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.
      Foreign Currency Translation
      Cadence transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for Cadence’s principal Irish, Hungarian and Dutch subsidiaries, whose functional currency is the U.S. dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in Other expense, net in the accompanying Consolidated Statements of Operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into U.S. dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Derivative Financial Instruments
      Cadence accounts for its foreign currency exchange contracts in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges under SFAS No. 133 and, therefore, the unrealized gains and losses are recognized in Other expense, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.
      Cadence does not use forward contracts for trading purposes. Cadence’s forward contracts generally have maturities of 180 days or less. Recognized gains or losses with respect to our current hedging activities will ultimately depend on how accurately Cadence is able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.
      Allowance for Doubtful Accounts
      Cadence makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and are recorded in operating expenses. For those invoices not specifically reviewed, provisions are made based on Cadence’s historical bad debt experience. In determining these percentages, Cadence analyzes its historical collection experience and current economic trends. If the historical data Cadence uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions may be needed which could cause future results of operations to be materially affected.
      Allowance for Sales Returns
      Provisions for sales returns primarily relate to service arrangements and are recorded as a reduction to revenue. These provisions are made based on historical experience and changes in customer preferences.
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
      In the years ended January 1, 2005 and January 3, 2004, Cadence recorded no write-off for excess inventory. In the year ended December 28, 2002, Cadence recorded a $9.3 million write-off for excess inventory included in Cost of product due to decreased sales forecasts for emulation products.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
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
      Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF, Issue 00-2 “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Cadence capitalized $21.4 million in 2004, $21.0 million in 2003, and $48.1 million in 2002. Capitalized costs related to purchased software, internal development and other consulting services from third parties for software that is used, or intended to be used, internally. Amortization of software developed for internal use and web site development costs begins when the computer software is ready for its intended use, and is computed on a straight-line basis over the estimated useful life of the product.
      Cadence recorded depreciation and amortization expense in the amount of $68.7 million for 2004, $81.9 million for 2003 and $100.1 million for 2002 for property, plant and equipment.
      Software Development Costs
      Cadence accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Internally-generated software development costs have not been material.
      Cadence capitalized $10.3 million of purchased software during 2004, of which $4.2 million was paid and of which $6.1 million was accrued as of January  1, 2005. Cadence capitalized $4.3 million of purchased software during 2003. Cadence has deemed the purchased software to have an alternative future use in accordance with SFAS No. 86. Therefore, Cadence begins amortization of purchased software when the technology is available for general release to customers. Amortization expense related to purchased software was $2.2 million during 2004, $0.5 million during 2003 and $1.9 million during 2002. In addition, Cadence reported an impairment charge of $10.2 million in 2002 in connection with purchased software included in Restructuring and other charges in the Consolidated Statements of Operations.
      Acquired Intangibles, including Goodwill
      Acquired intangibles, which include purchased technology and other intangible assets, are stated at cost less accumulated amortization and are reviewed for impairment whenever events or circumstances indicate that an impairment may exist. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite useful lives are not amortized but are reviewed for impairment at least annually or when events or changes in circumstances indicate that Cadence will not be able to recover the asset’s carrying amount. Acquired intangibles with definite lives are amortized on a

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to ten years).
      During the third quarters of 2004, 2003 and 2002, Cadence completed its annual impairment analysis of goodwill. Based on the results of these impairment reviews, Cadence has determined that no indicators of impairment existed for its two reporting units in 2004 and three reporting units in 2003 and 2002 and, accordingly, no impairment charge was recognized during 2004, 2003 or 2002.
      Long-lived Assets
      Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Cadence reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Cadence abandoned certain assets and recorded a charge of $9.4 million on long-lived assets during 2004, which charge is included in Restructuring and other charges in the accompanying Consolidated Statements of Operations. No impairments were recorded for long-lived assets during 2003 or 2002.
      Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Management has no assets that were deemed held for sale as of January 1, 2005 and January 3, 2004.
      Marketable and Non-Marketable Securities
      Marketable Securities
      Management considers all of its investments in marketable securities as available-for-sale. Marketable securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in our Consolidated Statement of Operations as Other expense, net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.
      It is Cadence’s policy to review the fair value of these marketable securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value.
      Non-Marketable Securities
      Cadence’s non-marketable securities include investments in privately-held companies that Cadence makes either directly, or indirectly through venture capital limited partnerships. Cadence owns limited partnership interests in three venture capital limited partnerships, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (referred to together as Telos).

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Cadence and certain of its deferred compensation trusts are the sole limited partners of Telos I and Telos III and Cadence is the sole limited partner of Telos II. The partnership agreements governing Telos I, Telos II and Telos III, which are substantially the same, require Cadence to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with Cadence, manages the partnerships and may be removed by Cadence without cause. For all partnerships, the advisory committee is comprised solely of Cadence’s Chairman of the Board of Directors and two other members of Cadence’s Board of Directors.
      As of January 1, 2005, Cadence had contributed $96.3 million to these Telos partnerships and is contractually committed to contribute to these partnerships up to an additional $69.1 million. Actual future contributions will depend upon the level of investments made by Telos. Cadence’s commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I, is December 31, 2005, in the case of Telos II, is July 3, 2012, and, in the case of Telos III, is June 1, 2012. The investments in the Telos partnerships are recorded in Other assets in the accompanying Consolidated Balance Sheets.
      The investments made by Telos and directly by Cadence are accounted for using either the cost or equity method of accounting. Cadence accounts for investments made by Telos as if Cadence had directly made the investment and, accordingly, all investments recorded on the equity method of accounting are adjusted to reflect Cadence’s share of the investee’s income (loss).
      Cadence’s non-marketable securities held by Telos, or by Cadence directly, are not publicly-traded or contain trading restrictions. To determine the fair value of publicly-traded securities with trading restrictions, Cadence uses the fair value, which considers the current market price of the security and the specific characteristics of the restrictions. To determine the fair value of privately-held investments, Cadence uses the most recent round of financing or estimates of current fair value using traditional valuation techniques. It is Cadence’s policy to review the fair value of these investments held by Telos, as well as its direct investments, on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that Cadence requests from these companies. This information is not subject to the same disclosure regulations as U.S. publicly-traded companies and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to fair value.
      Effective October 2, 2004, the beginning of Cadence’s fourth quarter, and upon the adoption of EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” if Cadence determined that it had the ability to exercise significant influence over the investee and the investment was in the form of in-substance common stock, the investment was accounted for under the equity method. For certain investments previously accounted for under the equity method, Cadence determined that these investments were not in-substance common stock because of the remaining value attributable to the common shareholders.
      Equity Method Investments
      Cadence applies the guidance in Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as amended, to classify investments as equity method investments. These investments are held in the form of voting preferred stock or convertible debt of

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
privately-held companies. Prior to October 2, 2004, if Cadence determined that it had the ability to exercise significant influence over the investee, the investment was accounted for under the equity method.
      In applying the equity method of accounting, Cadence applies approach (a) of EITF No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses.” Accordingly, the portion of equity method loss or income recorded by Cadence is based on its percentage ownership of each investee’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Its level of participation in future financings of its equity method investees may impact Cadence’s proportional share in future income or losses. Cadence records its interest in equity method gains and losses in the quarter following incurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Consolidated Financial Statements.
      Cost Method Investments
      Investments accounted for by Cadence under the cost method of accounting are carried at historical cost and Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred.
      Deferred Revenue
      Deferred revenue arises when customers are billed for products and/or services in advance of delivery and completion of the earnings process. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized in installments over the duration of the license. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and earned over the ensuing 12-month maintenance term. Product licenses recognized as revenue over multiple periods and maintenance on term licenses are generally billed quarterly in advance and earned over multiple periods over the ensuing license period. Cadence excludes from deferred revenue and accounts receivable any amounts billed prior to the beginning of the term of the license.
      Stock-Based Compensation
      As of January 1, 2005, Cadence had four stock-based employee compensation plans (excluding director plans). Cadence accounts for these plans under the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the company’s common stock. The compensation, if any, is amortized to expense over the vesting period.
      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock–Based Compensation.” The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during 2004 and 2003 because management believes the amount yielded by this method is representative of prospective trends. To determine expected volatility, Cadence considered implied volatility in market-traded options on its common stock as well as third party volatility quotes. In 2002, Cadence used historical trading volatility. Cadence determined the estimated fair values of its options granted and shares purchased under its employee

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
stock purchase plans, or ESPPs, for 2004, 2003 and 2002 using the following weighted average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options

	2004	2003	2002

Risk-free interest rate	3.42%	3.36%	2.81%
Volatility of the expected market price of Cadence’s common stock	36%	38%	62%
Weighted average expected life of an option	5 Years	5 Years	5 Years

	Employee Stock Purchase Plan

	2004	2003	2002

Risk-free interest rate, based on weighted average	1.38%	1.10%	1.43%
Volatility of the expected market price of Cadence’s common stock	38%	38%	62%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years
      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based compensation:

	2004	2003	2002

	(In thousands, except per share amounts)
Net income (loss):
As reported	$74,474	$(17,566)	$60,339
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	23,805	23,657	18,440
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(74,073)	(102,867)	(112,403)

Pro forma	$24,206	$(96,776)	$(33,624)

Basic net income (loss) per share:
As reported	$0.27	$(0.07)	$0.23

Pro forma	$0.09	$(0.36)	$(0.13)

Diluted net income (loss) per share:
As reported	$0.25	$(0.07)	$0.23

Pro forma	$0.08	$(0.36)	$(0.13)

      For fixed awards, as defined by APB No. 25, Cadence amortizes deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, as defined by ABP No. 25, stock-based compensation expense is recognized on an accelerated basis in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Comprehensive Income
      Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from net income (loss) and reflected instead in stockholders’ equity. Cadence has reported the components of comprehensive income on its Consolidated Statements of Stockholders’ Equity. Cadence reclassified $6.8 million in 2004, net of $2.7 million of tax, $0 in 2003 and $9.2 million in 2002, net of $3.7 million of tax, from unrealized holding gains and losses on marketable securities to realized gains included in Other expense, net in the accompanying Consolidated Statements of Operations. The tax expense (benefit) for gross unrealized holding gains (losses) in marketable equity securities was $(16.4) million in 2004, $3.8 million in 2003 and $(0.3) million in 2002.
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
      Product Revenue
      The timing of product revenue recognition will differ depending on the license types and the individual terms and conditions associated with each particular license agreement. Cadence licenses software using three different license types:

•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no contractual rights to return and limited rights to remix within the licensed software and to unspecified future technology. In general, revenue associated with subscription licenses is recognized over the term of the license commencing upon the effective date of the license and initial delivery of the licensed product.

•	Term licenses — software licensed for a specific time period, generally two to three years, with no contractual rights to return and, generally, limited rights to remix within the licensed software but no right to remix the licensed software for unspecified future technology. In general, revenue associated with term licenses is recognized upon the effective date of the license and when other revenue recognition criteria have been met.

•	Perpetual licenses — software licensed on a perpetual basis with no contractual right to return, exchange or remix the licensed software. In general, revenue associated with perpetual licenses is recognized upon the effective date of the license and when other revenue recognition criteria have been met.
      Occasionally, customers may request and Cadence may agree to modify the terms of an existing arrangement for which revenue is being recognized over multiple periods. The modifications to the

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
arrangement may include changes in access to technology, payment terms or other license terms. In these situations, Cadence accounts for the modified arrangement as a new transaction if the modification to the arrangement includes substantive changes to the existing license terms.
      Maintenance Revenue
      Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. Cadence recognizes all maintenance revenue over multiple periods over the maintenance term under each software license agreement. For subscription licenses, Cadence allocates a portion of the revenue to maintenance revenue based on the estimated fair value of the maintenance. The estimated fair value of maintenance is based upon pricing when maintenance is sold separately.
      Finance Fee Revenue
      Finance fees result from discounting to present value the product revenue derived from Cadence’s installment contracts in which the payment terms extend beyond one year from the contract effective date. Finance fees are recognized ratably over the relevant license term and are classified as product revenue. Finance fee revenue represented 2% of total revenue for 2004, 1% of total revenue for 2003 and 1% of total revenue for 2002.
      Services Revenue
      Services revenue consists primarily of revenue received for performing methodology and design services. These services are not related to the functionality of Cadence’s software licenses. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect Cadence’s estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. This change could have a material impact on Cadence’s results of operations.
      Revenue Recognition Criteria
      Cadence recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.
      Persuasive evidence of an arrangement — For subscription and term licenses and hardware leases, Cadence uses the signed contract as evidence of an arrangement. For perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less, Cadence uses a purchase order as evidence of an arrangement. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. Sales through Cadence’s distributors are evidenced by master agreements governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
      Product delivery — Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver the software on a compact disc with standard transfer terms of free-on-

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
board shipping point. Cadence’s software license agreements generally do not contain acceptance provisions. With respect to hardware, delivery of an entire system is deemed to occur upon completion of installation.
      Fee is fixed or determinable — Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence uses installment contracts that extend up to a maximum of five years from the contract date for certain term and subscription licenses and Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. Cadence’s installment contracts that do not include a substantial up front payment have payment periods that are equal to or less than the term of the licenses and the payments are collected quarterly in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
      Significant judgment is involved in assessing whether a fee is fixed or determinable, including assessing whether a contract amendment constitutes a concession. Cadence’s experience has been that Cadence is able to determine whether a fee is fixed or determinable. While Cadence does not expect that experience to change, if Cadence no longer had a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. This change could have a material impact on Cadence’s results of operations.
      Collection is probable — Cadence has concluded that collection is not probable for license arrangements executed with entities in certain countries. For all other countries, Cadence assesses collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in Cadence’s judgment collection of a fee is not probable, Cadence defers the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment. Cadence’s experience has been that Cadence is able to estimate whether collection is probable. While Cadence does not expect that experience to change, if Cadence were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. This change could have a material impact on Cadence’s results of operations.
      Vendor-Specific Objective Evidence of Fair Value — Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as elements are delivered. Cadence’s experience has been that Cadence is able to estimate VSOE. While Cadence does not expect that experience to change, if it could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until Cadence has VSOE for the undelivered elements or all elements are delivered, whichever is earlier. This change could have a material impact on Cadence’s results of operations.
      In September 2002, Cadence acquired IBM’s Test Design Automation, or TDA, business. Concurrent with the acquisition, Cadence licensed software to IBM and entered into an agreement to provide services. In connection with these transactions, Cadence considered SFAS No. 141, “Business Combination,” and EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
a Business,” to determine whether the acquisition of the TDA business qualified for accounting as a purchase business combination. In addition, Cadence considered APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and EITF No. 01-02, “Interpretation of APB Opinion No. 29” to determine whether the concurrent transactions were appropriately recorded at their respective fair values. In concluding that the fair values were reasonably determinable, Cadence considered its recent history of cash sales for similar products or services in similar sized transactions with similar terms. Approximately 3% of revenue recognized in 2002 resulted from this concurrent transaction.
      In September 2003, Cadence entered into a license to use and resell certain technology from IBM. During December 2003 and January 2004, Cadence sold hardware and services and licensed software to IBM. These transactions were separately negotiated, settled in cash, recorded at terms Cadence considers to be arms-length and were not deemed to be concurrent. Cadence recognized revenue from these transactions with IBM totaling approximately 4% of total revenue in 2003.
      Sales of Installment Contract Receivables
      Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Cadence transferred accounts receivable totaling $30.1 million in 2004, $87.4 million in 2003 and $182.0 million in 2002, to financing institutions on a non-recourse basis. Cadence recorded losses on the sale of receivables in Other expense, net, in the accompanying Consolidated Statements of Operations of $2.0 million in 2004, $5.0 million in 2003 and $15.1 million in 2002. When Cadence sells receivables, it retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights has not been material.
      Accounting for Income Taxes
      Cadence uses the asset and liability method to account for income taxes. Under this method, Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for deferred tax assets or increases this allowance in a period, Cadence may need to include an expense within the tax provision in its Consolidated Statements of Operations.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Restructuring Charges
      Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Since 2001, Cadence has undertaken significant restructuring initiatives. The individual components of the restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.”
      For restructuring activities initiated after fiscal 2002, Cadence accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”
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
      In addition, Cadence has recorded estimated provisions for termination benefits and outplacement costs, long-term asset impairments, and other restructuring costs. Cadence regularly evaluates the adequacy of its restructuring accrual, and adjusts the balance based on changes in estimates and assumptions. Cadence may incur future charges for new restructuring activities as well as for changes in estimates to amounts previously recorded.
      Concentrations of Credit Risk
      Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence’s customer base and their dispersion across geographical locations. Credit exposure related to the forward contracts is limited to the realized and unrealized gains on these contracts. Cadence issued options and warrants to hedge potential dilution of its convertible notes, as described more fully in Note 7. Changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity. All financial instruments are executed with financial institutions with strong credit ratings, which minimizes risk of loss due to nonpayment.
      Fair Value of Financial Instruments
      The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, foreign currency forward exchange contracts and accounts payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments, convertible notes, capital lease obligations and installment contract receivables approximate their carrying values based upon current market rates of interest.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Advertising
      Cadence expenses the production costs of advertising as incurred. Advertising expense was approximately $11.6 million for 2004, $10.5 million for 2003 and $13.4 million for 2002, and is included in Marketing and sales in the accompanying Consolidated Statements of Operations.
      Reclassifications
      Cadence reclassified auction rate securities of $75.4 million as of January 3, 2004 from Cash and cash equivalents to Short-term investments on its Consolidated Balance Sheet. Cadence has reclassified the purchases and sales of these auction rate securities in its Consolidated Statements of Cash Flows, which decreased Cash flows from investing activities by $60.4 million for the year ended January 3, 2004 and $15.0 million for the year ended December 28, 2002.
      Cadence reclassified certain purchased software of $29.3 million as of January 3, 2004 from Other assets to Acquired intangibles, net on its Consolidated Balance Sheet. Cadence has reclassified the purchase of this purchased software from Purchases of software to Purchases of technology in its Consolidated Statement of Cash Flows for the year ended January 3, 2004, which did not have an effect on cash flows from investing activities. In addition, Cadence reclassified certain other amounts in 2003 as reported on the Consolidated Balance Sheet to conform to the current year presentation.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
NOTE 3. BALANCE SHEET COMPONENTS
      A summary of balance sheet components as of January 1, 2005 and January 3, 2004 follows:

	2004	2003

	(In thousands)
Receivables:
Accounts receivable	$251,489	$201,360
Installment contract receivables — current	145,359	169,913

Total receivables	396,848	371,273
Less: Allowance for doubtful accounts	(8,151)	(10,967)
Less: Allowance for sales returns	(4,583)	(11,626)

Receivables, net	$384,114	$348,680

Prepaid Expenses and Other:
Prepaid expenses and other	$30,251	$26,710
Deferred income taxes	42,061	31,502

Prepaid expenses and other	$72,312	$58,212

Property, Plant and Equipment:
Computer equipment and related software	$490,540	$481,795
Buildings	123,196	120,817
Land	74,904	74,788
Leasehold and building improvements	87,329	85,482
Furniture and fixtures	52,955	51,925
Equipment	47,895	43,925
Construction in progress and internally developed software	11,972	38,891

Total cost	888,791	897,623
Less: Accumulated depreciation and amortization	(498,424)	(493,776)

Property, plant and equipment, net	$390,367	$403,847

Acquired Intangibles:
Acquired intangibles	$674,530	$640,948
Less: Accumulated amortization	(478,875)	(374,190)

Acquired intangibles, net	195,655	266,758

Other Assets:
Deferred income taxes	$64,710	$57,971
Prepaid tax on inter-company royalties	57,956	54,814
Non-marketable securities	45,699	53,282
Non-qualified deferred compensation	41,714	45,358
Purchased software technology, net	11,593	3,515
Other long-term assets	21,127	45,692

Other assets	$242,799	$260,632

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$108,250	$97,228
Accounts payable	28,449	27,547
Income taxes payable — current	17,475	17,400
Accrued restructuring expenses — current	13,199	18,792
Other accrued liabilities	110,619	82,483

Accounts payable and accrued liabilities	$277,992	$243,450

Other Long-term Liabilities:
Income taxes payable — long-term	$176,107	$163,317
Long-term acquisition-related holdbacks and payments	56,121	83,893
Other long-term liabilities	67,836	80,196

Other long-term liabilities	$300,064	$327,406

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
NOTE 4. ACQUISITIONS
      For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.
      2004 Acquisitions
      Neolinear, Inc.
      In April 2004, Cadence acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. Cadence purchased Neolinear to acquire key personnel and technology. As discussed in Note 6, prior to the acquisition Cadence held an investment in Neolinear of $3.0 million, representing 12% ownership, which was accounted for under the equity method of accounting. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue targets and product development are achieved over a period of approximately four years following the acquisition.
      The following table summarizes the preliminary allocation of the purchase price for Neolinear and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$13,383
Property, plant and equipment	288
Other assets	46
Acquired intangibles:
Existing technology (five-year weighted-average useful life)	19,600
Backlog (three-year weighted-average useful life)	1,700
Patents (five-year weighted-average useful life)	4,700
In-process research and development	7,000
Non-compete agreements (three-year weighted-average useful life)	1,200
Trademarks (five-year weighted-average useful life)	1,400
Goodwill	38,319

Total assets acquired	87,636

Current liabilities	1,762
Long-term liabilities	7,783

Total liabilities assumed	9,545

Net assets acquired	$78,091

      The $38.3 million of goodwill is not expected to be deductible for income tax purposes.
      Other 2004 Acquisition
      During the year ended January 1, 2005, Cadence acquired one other company for an aggregate initial purchase price of $9.2 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $5.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Comparative pro forma financial information for all acquisitions completed in fiscal 2004 have not been presented because their effect on results of operations was not material to Cadence’s Consolidated Financial Statements.
      2004 Acquisition-Related Earnouts
      For almost all of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development, and employee retention. The portion of the earnout associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of contingent purchase price payments, vary with each acquisition.
      In the year ended January 1, 2005, Cadence recorded $40.6 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $40.6 million of goodwill consisted of $17.0 million of actual cash payments, $7.2 million of accrued cash payments and the issuance of 1.1 million shares of Cadence’s common stock valued at $16.4 million.
      In connection with Cadence’s acquisitions completed prior to January 1, 2005, Cadence may be obligated to pay up to an aggregate of $47.0 million in cash during the next 12 months and an additional $36.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
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
January 1, 2005
      The following table summarizes the preliminary allocation of the purchase price for Verplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,092
Property, plant and equipment	495
Other assets	387
Acquired intangibles:
Existing technology (five-year weighted-average useful life)	16,000
Backlog (three-year weighted-average useful life)	5,400
Patents (five-year weighted-average useful life)	4,400
In-process research and development	2,000
Non-compete agreements (three-year weighted-average useful life)	1,700
Trademarks (five-year weighted-average useful life)	1,100
Goodwill	56,458

Total assets acquired	106,032

Current liabilities	9,074
Long-term liabilities	9,400

Total liabilities assumed	18,474

Net assets acquired	$87,558

      The goodwill is not expected to be deductible for income tax purposes.
      Distribution Rights of Innotech Corporation
      In June 2003, Cadence acquired distribution rights to certain customers, certain assets and key personnel from Innotech Corporation, or Innotech, a publicly-traded developer and distributor of software, electronic devices and semiconductor manufacturing equipment in Japan. Concurrent with this acquisition, Cadence also modified its distributor agreement with Innotech. Prior to the acquisition, Cadence licensed most of its software products in Japan through Innotech, of which Cadence was an approximately 15% stockholder as of January 1, 2005. Cadence now directly licenses its software products to customers for which Cadence acquired the distribution rights from Innotech.
      Cadence considered SFAS No. 141, “Business Combinations,” and EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” in concluding that a business was acquired in this transaction. Cadence also determined that the modification to the distributor arrangement and the agreement to acquire a portion of Innotech’s business should be combined for the purposes of determining the total initial purchase price, as both of these agreements with Innotech were entered into concurrently.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The aggregate purchase price of this acquisition was $78.7 million, which includes cash and acquisition costs. The following table summarizes the preliminary allocation of the purchase price for the Innotech distribution rights and assets and the estimated amortization period for the acquired intangibles:

(In thousands)
Receivables, net	$27,409
Acquired intangibles:
Distribution rights (ten-year weighted-average useful life)	30,100
Customer contracts and related relationships (ten-year weighted-average useful life)	8,600
Non-compete agreements (four-year weighted-average useful life)	1,800
Goodwill	36,104

Total assets acquired	104,013

Current liabilities	25,276

Net assets acquired	$78,737

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
      The following table summarizes the preliminary allocation of the purchase price for Get2Chip and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$3,795
Property, plant and equipment	270
Other assets	95
Acquired intangibles:
Existing technology (six-year weighted-average useful life)	13,300
In-process research and development	3,800
Patents (six-year weighted-average useful life)	2,600
Non-compete agreements (three-year weighted-average useful life)	2,100
Other intangibles (one-year weighted-average useful life)	400
Goodwill	58,665

Total assets acquired	85,025

Current liabilities	4,515

Net assets acquired	$80,510

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
January 1, 2005
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
      The following table summarizes the preliminary allocation of the purchase price for Celestry and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$18,253
Property, plant and equipment	871
Acquired intangibles:
Existing technology (four-year weighted-average useful life)	15,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Patents (four-year weighted-average useful life)	1,900
In-process research and development	1,700
Trademarks (one-year weighted-average useful life)	700
Goodwill	40,592

Total assets acquired	84,416

Current liabilities	11,269
Other long-term liabilities	7,434

Total liabilities assumed	18,703

Net assets acquired	$65,713

      The goodwill is not expected to be deductible for income tax purposes.
      Other 2003 Acquisitions
      In the year ended January 3, 2004, Cadence also acquired two other companies for an initial aggregate purchase price of $18.9 million, which included the payment of cash and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue, product proliferation, product development or employee retention are achieved over a period of approximately three or four years following the acquisition.
      Goodwill of $9.6 million recorded in connection with these acquisitions is not expected to be deductible for income tax purposes.
      Comparative pro forma financial information for acquisitions completed in 2003 has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.
      2003 Acquisition-Related Earnouts
      In the year ended January 3, 2004, Cadence recorded $52.3 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $52.3 million of goodwill consisted of $2.4 million in cash and the issuance of shares of Cadence’s common stock valued at $49.9 million. The additional goodwill related to the achievement of certain performance goals related to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the earnout associated with employee retention is recorded as compensation expense. The goodwill is not expected to be deductible for income tax purposes.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      2002 Acquisitions
      IBM TDA
      In September 2002, Cadence acquired IBM’s Test Design Automation, or TDA, business and paid a total cash purchase price of approximately $70.0 million. Concurrent with the acquisition, as described in Note 2, Cadence licensed software to IBM under subscription and term licenses, and entered into an agreement to provide hardware and services. Payments for these arrangements are to be paid over the duration of the respective contracts under Cadence’s standard payment terms. Cash payments expected to be made by IBM for the software licenses will be significantly in excess of the cash paid by Cadence for the TDA business. The software licenses and services transactions were determined to have fair value based upon pricing for comparable transactions. Cadence purchased IBM’s TDA business to acquire key technology and personnel.
      The following table summarizes the allocation of the purchase price of the TDA business and the estimated amortization period for the acquired intangibles:

(In thousands)
Property, plant and equipment, net	$448
Acquired intangibles:
In-process research and development	6,600
Existing technology (five-year weighted-average useful life)	12,200
Patents (five-year weighted-average useful life)	2,100
Service agreements (five-year weighted-average useful life)	3,500
Goodwill	38,851
Other non-current assets	7,480

Total assets acquired	71,179

Current liabilities assumed	1,184

Net assets acquired	$69,995

      For tax purposes, $19.9 million of the goodwill is expected to be deductible.
      Simplex Solutions, Inc.
      In June 2002, Cadence acquired 100% of the outstanding common stock of Simplex Solutions, Inc., or Simplex, a publicly-traded company that provides software and services for the design and verification of ICs. The aggregate purchase price was $329.7 million, which included the issuance of approximately 14.6 million shares of Cadence common stock, valued at $267.3 million, 4.5 million shares of Cadence common stock issuable on the exercise of assumed options, with a fair value of $46.4 million, and acquisition costs of $16.0 million. The value of the common stock issued was determined based on the average market price of Cadence’s common stock for the five day trading period including two trading days before and after June 3, 2002 as a result of a pricing collar in the merger agreement. The collar provided that if the 10-day average of Cadence’s common stock as of the second trading day prior to Simplex’s stockholders’ meeting fell below $19.47, then, for purposes of the exchange ratio, the Cadence stock price would be fixed at such threshold amount. June 3, 2002 was the first day on which the 10-day average fell below the threshold, which average continued to decline until Simplex’s stockholders’ meeting, and thus was the date the number of shares of Cadence common stock to be issued in the merger became fixed. Cadence purchased Simplex to acquire key personnel and technology.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table summarizes the allocation of the purchase price for Simplex and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$57,589
Property, plant and equipment, net	5,645
Acquired intangibles:
In-process research and development	27,400
Existing technology (four-year weighted-average useful life)	13,900
Employee agreements (three-year weighted-average useful life)	7,500
Patents (four-year weighted-average useful life)	4,700
Maintenance agreements (four-year weighted-average useful life)	4,700
Order backlog, trademarks and other assets (one-year weighted-average useful life)	5,273
Goodwill	225,214
Other non-current assets	3,074

Total assets acquired	$354,995

Current liabilities	$11,155
Other non-current liabilities	14,162

Total liabilities assumed	25,317

Net assets acquired	$329,678

      The goodwill is not expected to be deductible for income tax purposes.
      Other 2002 Acquisitions
      In the year ended December 28, 2002, Cadence also acquired: (i) four companies; (ii) substantially all of the assets of one company; and (iii) the assets of one division of another company. The initial aggregate purchase price for these acquisitions was $61.6 million, of which $33.5 million was cash and the remainder related to the issuance of shares of Cadence common stock with a fair value of $28.1 million.
      Goodwill recognized in these transactions was $39.3 million. Of the total goodwill, $8.5 million is expected to be deductible for tax purposes.
      Comparative pro forma financial information for all 2002 acquisitions has not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.
      2002 Acquisition-Related Earnouts
      In the year ended December 28, 2002, Cadence recorded $181.2 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $181.2 million of goodwill consisted of the fair value of issued shares of Cadence’s common stock. The additional goodwill related to the achievement of certain performance goals related to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the earnout associated with employee retention is recorded as compensation expense. The goodwill is not expected to be deductible for income tax purposes.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Write-off of Acquired In-Process Research and Development
      Acquired in-process research and development charges represent in-process research and development that had not reached technological feasibility at the time of acquisition and had no probable alternative future use.
      For acquisitions completed during 2004, 2003 and 2002 the purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process research and development is a component of operating expenses in the Consolidated Statements of Operations.
      Described below are the write-offs of acquired in-process research and development charges in 2004, 2003 and 2002.

	2004	2003	2002

	(In thousands)
Neolinear, Inc.	$7,000	$—	$—
Get2Chip.com, Inc.	—	3,800	—
Verplex Systems, Inc.	—	2,000	—
Celestry Design Technologies, Inc.	—	1,700	—
Simplex Solutions, Inc.	—	—	27,400
IBM Test Design Automation Group	—	—	6,600
Other 2004 acquisition	2,000	—	—

Total in-process research and development	$9,000	$7,500	$34,000

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
      Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2004. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for any of its reporting units during 2004. Accordingly, no impairment charge has been recognized.
      Cadence’s annual impairment review process compares the fair value of each reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilizes a combination of the income and market valuation approaches.
      The income approach provides an estimate of fair value based on the present value of expected future cash flows. These expected future cash flows are based on Cadence’s assumed market segment growth rates, assumed market segment share growth rates, estimated costs and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Cadence’s estimates of market segment growth, market segment share growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of Cadence’s routine long-range planning process.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      In determining its overall conclusion of reporting unit fair value, management considers the estimated values derived from both the income and market valuation approaches. The weighting applied to the market approach depends on the similarity of the comparable businesses to the reporting unit.
      The changes in the carrying amount of goodwill for the years ended January  1, 2005 and January 3, 2004 are as follows:

(In thousands)
Balance as of December 28, 2002	$664,026
Goodwill resulting from acquisitions during the year	208,657
Additions due to contingent earnouts	52,321
Other	(2,207)

Balance as of January 3, 2004	922,797
Goodwill resulting from acquisitions during the year	44,350
Additions due to earnouts	40,645
Adjustments to acquisition deferred tax assets	(9,037)
Tax benefits allocable to goodwill	(2,940)
Other	(750)

Balance as of January 1, 2005	$995,065

      Goodwill resulting from acquisitions during the year includes adjustments to the initial allocation of the purchase price. During the year ended January  3, 2004, Cadence recorded other adjustments of $2.2 million in the carrying amount of goodwill primarily as a result of an $8.9 million reduction from previous estimates to contingent earnout relating to acquisitions, offset by adjustments to the initial purchase price relating to certain acquisitions made during 2003 totaling $6.7 million.
      Acquired Intangibles, net
      Acquired intangibles with finite lives as of January 1, 2005 and January  3, 2004 were as follows:

	As of January 1, 2005			As of January 3, 2004

			Weighted			Weighted
			Average			Average
	Gross		Remaining	Gross		Remaining
	Carrying	Accumulated	Useful	Carrying	Accumulated	Useful
	Amount	Amortization	Life	Amount	Amortization	Life

	(In thousands)			(In thousands)
Existing Technology and backlog	$593,517	$(447,325)	2.7 Years	$563,084	$(357,710)	2.8 Years
Agreements and relationships	43,879	(23,643)	4.7 Years	42,130	(13,217)	4.8 Years
Distribution rights	30,100	(4,515)	8.5 Years	30,100	(1,505)	9.5 Years
Tradenames/trademarks/ patents	7,034	(3,392)	3.2 Years	5,634	(1,758)	3.3 Years

Total acquired intangibles	$674,530	$(478,875)	3.7 Years	$640,948	$(374,190)	3.7 Years

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005

Aggregate amortization expense for the fiscal years (in thousands):
2004	$104,685
2003	100,402
2002	81,092
Estimated amortization expense for the fiscal years (in thousands):
2005	$84,694
2006	47,504
2007	27,779
2008	15,289
2009	6,387
Thereafter	14,002

Total estimated amortization expense	$195,655

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.
NOTE 6. FINANCIAL INSTRUMENTS
      Investments
      The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of January 1, 2005:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Classified as Cash and cash equivalents:
Cash	$159,229	$—	$—	$159,229

Cash equivalents:
Money market mutual funds	3,273	—	—	3,273
Commercial paper	286,015	—	—	286,015

Total cash equivalents	289,288	—	—	289,288

Total Cash and cash equivalents	$448,517	$—	$—	$448,517

Classified as investments:
Time deposits	$300	$—	$—	$300
Marketable securities — available-for-sale	16,704	19,237	—	35,941
Auction rate securities	108,250	—	—	108,250
Non-marketable securities	45,699	—	—	45,699

Total investments	$170,953	$19,237	$—	$190,190

Investments Reported as:
Short-term investments				$144,491
Long-term investments in Other assets				45,699

Total investments				$190,190

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of January 3, 2004:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Classified as Cash and cash equivalents:
Cash	$194,908	$—	$—	$194,908

Cash equivalents:
Money market mutual funds	10,391	—	—	10,391
Commercial paper	103,876	—	—	103,876

Total cash equivalents	114,267	—	—	114,267

Total Cash and cash equivalents	$309,175	$—	$—	$309,175

Classified as investments:
Time deposits	$277	$—	$—	$277
Marketable securities — available-for-sale	13,848	20,533	760	33,621
Auction rate securities	75,350	—	—	75,350
Non-marketable securities	53,282	—	—	53,282

Total investments	$142,757	$20,533	$760	$162,530

Investments Reported as:
Short-term investments				$109,248
Long-term investments in Other assets				53,282

Total investments				$162,530

      Marketable Securities
      Net realized gains from the sale of marketable securities were $6.8 million in 2004, $0 in 2003 and $9.2 million in 2002. Recognized losses from the other-than-temporary declines in the market value of marketable securities totaled $0.7 million in 2004. There were no recognized losses from the other-than-temporary declines in the market value of marketable securities in 2003 or 2002.
      Non-Marketable Securities
      Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities, which are included in Other assets in the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were $5.7 million in 2004, $0 in 2003 and $15.7 million in 2002. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Statements of Operations.
      Beginning in the fourth quarter of fiscal 2004, Cadence adopted EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” which requires the equity method of accounting for investments in which Cadence has significant influence and holds common stock or in-substance common stock. For certain investments previously accounted for under the equity method, Cadence determined that it had a substantive liquidation preference over the common shareholders for these investments were not in-substance common stock because of the remaining value attributable to the common shareholders. During the first three quarters of 2004, Cadence recognized $0.3 million of equity method losses attributable to the investments previously accounted for under the equity method of accounting.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table illustrates the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners, L.P., Telos Venture Partners II, L.P. or Telos Venture Partners III, L.P.:

	January 1,	January 3,
	2005	2004

	(In thousands)
Non-Marketable Securities — Application of Cost Method	$45,116	$34,756
Non-Marketable Securities — Application of Equity Method	583	18,526

Total	$45,699	$53,282

      During the fourth quarter of 2004, Cadence determined that $10.7 million of investments previously accounted for under the equity method of accounting will be accounted for under the cost method of accounting as a result of the adoption of EITF No. 02-14.
      Cost Method Investments
      Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $1.5 million in 2004, $4.8 million in 2003 and $14.1 million in 2002. These write-downs are included in Other expense, net, in the Consolidated Statements of Operations.
      Equity Method Investments
      During the first three quarters of 2004 and all of 2003 and 2002 prior to the adoption of EITF No. 02-14, Cadence’s voting interest held in the form of preferred stock ranged from approximately 10% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., Clear Shape Technologies, Inc., Coventor, Inc., CoWare, Inc., E-Z-CAD, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Lorentz Solutions, Inc., Neolinear, Inc., Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd. On April 15, 2004, Cadence acquired all of the outstanding capital stock of Neolinear, Inc, as more fully described above in Note 4.
      After the adoption of EITF No. 02-14, Cadence’s voting interest ranged from approximately 18% to 49% of the following privately-held companies, which remain accounted for under the equity method of accounting: Accent S.r.l., Ammocore Technology, Inc., Fyre Storm, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.
      The following table presents (unaudited) summary financial data of Cadence’s equity method investments held as of January 1, 2005:

Total

(In thousands)
As of January 1, 2005:
Current assets	$6,881
Non-current assets	4,924
Current liabilities	10,302
Non-current liabilities	3,480
Stockholders’ deficit	(1,977)
For the year ended January 1, 2005:
Net sales	$6,688
Costs and expenses	(43,421)
Operating loss	(36,733)
Net loss	(27,676)

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      In accordance with the equity method of accounting, Cadence records its proportional share of the investee gains or losses in Other expense, net. Cadence’s proportional share of net losses was $16.9 million in 2004, $10.9 million in 2003 and $9.4 million in 2002. As of January 1, 2005, the difference between Cadence’s investment in the investee and Cadence’s share of the underlying net assets of the investee was immaterial.
      Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities accounted for under the equity method of accounting of $2.0 million during 2004. There were no write-downs due to other-than-temporary declines in value of non-marketable securities accounted for under the equity method of accounting during 2003 and 2002. These write-downs are included in Other expense, net, in the Consolidated Statements of Operations.
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
      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of Cadence common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of Cadence’s common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As this fourth conversion feature is linked to the trading price of the Notes, which are traded in an observable market that differs from the one in which Cadence’s common stock is traded, the conversion feature meets the definition of a derivative that must be accounted for separately at fair value. The fair value of this conversion feature was not material at inception of the Notes or as of January 1, 2005. As of January 1, 2005, none of the conditions allowing holders of the Notes to convert had been met.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      In addition, Cadence sold warrants to JP Morgan Chase Bank for the purchase of up to 26.8 million shares of Cadence’s common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. Cadence received approximately $56.4 million in cash proceeds for the sales of these warrants.
      The costs incurred in connection with the convertible notes hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in common stock and capital in excess of par in the accompanying Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004, in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of January  1, 2005, the estimated fair value of the convertible notes hedge was $100.8 million and the estimated fair value of the sold warrants was $32.2 million, however subsequent changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified in equity.
      On September 30, 2004, the FASB reached a consensus on EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” For all periods in which the Notes are outstanding, EITF No. 04-08 requires Cadence to include in diluted earnings per share the approximately 26.8 million shares of Cadence common stock into which the Notes may be converted, using the “if-converted” method. The adoption of EITF No. 04-08 required Cadence to restate previously reported diluted earnings per share for all periods in which the Notes were outstanding. EITF No. 04-08 became effective in the fourth quarter of 2004. EITF No. 04-08 did not impact the full fiscal year 2003.
      Because Cadence entered into the Notes hedge transactions and the sale of the warrants, upon conversion of the Notes there will be no other impact on basic or dilutive EPS, except as described above under EITF No. 04-08, unless the price of Cadence’s common stock exceeds the warrant strike price of $23.08 per share. Up to $23.08 per share, in connection with any conversion, the operation of the Notes hedge transactions and sale of the warrants would effectively result in no impact on basic or dilutive EPS. In the event Cadence’s common stock exceeds $23.08 per share, for the first $1.00 the price exceeds $23.08, there would be dilution of approximately 1.1 million shares and the impact on the calculation of EPS will vary depending on when during the quarter the $23.08 per share price is reached. As this share price continues to increase, dilution would continue to occur but at a declining rate. If these transactions settle in Cadence’s favor, Cadence could be exposed to credit risk related to the other party to the transactions.
      Subsequent to the issuance of the Notes, Cadence terminated its senior credit facilities.
NOTE 8. LEASE COMMITMENTS
      Equipment and facilities are leased under various operating leases expiring at various dates through the year 2025. Certain of these leases contain renewal options. Rental expense was $25.6 million for 2004, $23.3 million for 2003 and $23.3 million for 2002.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      As of January 1, 2005, future minimum lease payments under non-cancelable operating leases were as follows:

			Net
	Operating	Sub-lease	Operating
	Leases	Income	Leases

	(In thousands)
For the fiscal years:
2005	$31,740	$2,560	$29,180
2006	25,574	2,492	23,082
2007	21,963	2,425	19,538
2008	18,049	2,188	15,861
2009	12,336	1,352	10,984
2010 and after	47,905	387	47,518

Total lease payments	$157,567	$11,404	$146,163

      Of the $146.2 million in net operating lease payments, $33.7 million was accrued in restructuring expense prior to January 1, 2005 and will be charged against the restructuring accrual as paid.
      The cost of equipment previously acquired under capital leases included in the Consolidated Balance Sheets as property, plant and equipment was $0.2 million as of January 1, 2005 and $6.6 million as of January 3, 2004. Accumulated amortization of the leased equipment was $0.1 million as of January 1, 2005 and $6.2 million as of January 3, 2004.
NOTE 9. CONTINGENCIES
      Legal Proceedings
      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, Cadence accrues a liability for the estimated loss at the low end of the range. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.
NOTE 10. LEGAL SETTLEMENTS
      Mentor Graphics Settlement
      In September 2003, Cadence entered into a settlement with Mentor Graphics Corporation, pursuant to which Cadence, Mentor and their respective affiliated parties settled all outstanding litigation between the companies and such affiliated parties relating to emulation and acceleration systems. The companies also agreed that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. Mentor also paid Cadence $18.0 million in cash as part of the settlement. Net of related legal costs, Cadence recorded a gain for the settlement of $14.5 million during the year ended January  3, 2004.
      Avant! Civil Settlement
      In November 2002, Cadence announced the settlement of civil litigation filed against Avant! Corporation seeking damages related to theft of Cadence intellectual property, including software code, as well as other trade secrets. The settlement with Avant!, its parent corporation Synopsys, Inc. and several individuals included an agreement to dismiss all pending claims and counterclaims in the litigation and required the payment to Cadence of $265.0 million, which amount was received in the fourth quarter of 2002. Net of related legal costs, Cadence recorded a gain for the settlement of $261.1 million during the year ended December 28, 2002.
NOTE 11. NET INCOME (LOSS) PER SHARE
      Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
      Cadence accounts for the effect of its Notes in the diluted earnings per common share calculation using the if-converted method of accounting. Under that method, the Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the Notes is added back to net income (loss).

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table presents the calculation for the numerator and denominator used in the basic and diluted net income (loss) per share computations for 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands, except per share amounts)
Basic:
Net income (loss)	$74,474	$(17,566)	$60,339

Weighted average common shares outstanding, excluding restricted stock	271,328	266,794	259,870

Basic net income (loss) per share	$0.27	$(0.07)	$0.23

Diluted:
Net income (loss)	$74,474	$(17,566)	$60,339
Effect of diluted securities:
Amortization of convertible notes transaction fees, net of tax	1,578	—	—

Net income (loss) as adjusted	$76,052	$(17,566)	$60,339

Weighted average common shares used to calculate basic net income (loss) per share	271,328	266,794	259,870
Convertible notes	26,837	—	—
Options	6,312	—	6,446
Restricted stock and ESPP shares	1,297	—	939
Puts	—	—	132
Warrants	—	—	113

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	305,774	266,794	267,500

Diluted net income (loss) per share	$0.25	$(0.07)	$0.23

      The following table presents the weighted average potential common shares outstanding during 2004, 2003 and 2002 which were not included in the computation of diluted net income (loss) per share because their effect would be antidilutive:

		(Restated)
	2004	2003	2002

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2014)	33,770	68,349	34,724
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	—
Potential common shares in connection with convertible notes	—	10,227	—
Puts (expired in 2002)	—	—	463
Restricted stock	—	2,161	—

Total potential common shares excluded	60,599	107,566	35,187

      Total potential common shares excluded in the computation of diluted net income (loss) per share was restated in 2003 to include the adoption of EITF No. 04-08.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
NOTE 12. STOCK COMPENSATION PLANS
      Stock Option Plans
      Cadence’s 2000 Non-Statutory Equity Incentive Plan, or the 2000 Plan, provides for the issuance of non-qualified options, incentive stock, stock bonuses and rights to acquire restricted stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000 shares. Options granted under the 2000 Plan have an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over a period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter. Options granted under the 2000 Plan generally expire ten years from the date of grant. Awards of incentive stock granted under the 2000 Plan vest at times and in installments approved by the Board of Directors, on the basis of continued employment, passage of time and/or performance criteria.
      Cadence’s 1997 Non-Statutory Stock Incentive Plan, or the 1997 Plan, provides for the issuance of non-qualified options and incentive stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 1997 Plan is 30,000,000 shares. Options granted under the 1997 Plan have an exercise price not less than the fair market value of the stock on the date of grant and become exercisable over periods up to five years, generally with one-fifth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 48 equal monthly installments. Options granted under the 1997 Plan generally expire ten years from the date of grant. Awards of incentive stock granted under the 1997 Plan vest at times and in installments approved by the Board of Directors, on the basis of continued employment, passage of time and/or performance criteria.
      Cadence’s 1993 Non-Statutory Stock Incentive Plan, or the 1993 Plan, provides for the issuance of non-qualified options and incentive stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 1993 Plan is 24,750,000 shares. Options granted under the 1993 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over a four year period, with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments. Options granted under the 1993 Plan generally expire ten years from the date of grant. Awards of incentive stock granted under the 1993 Plan vest at times and in installments approved by the Board of Directors, on the basis of continued employment, passage of time and/or performance criteria.
      Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and incentive stock. The number of shares available for issuance under the 1987 Plan is 71,370,100 shares, of which only 3,000,000 shares may be issued pursuant to incentive stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years and generally expire five to ten years from the date of grant. Awards of incentive stock granted under the 1987 Plan vest at times and in installments set forth in the 1987 Plan and approved by the Board of Directors, on the basis of continued employment, passage of time and/or performance criteria.
      Under the 1995 and 1993 Directors’ Stock Option Plans, or the Directors’ Plans, Cadence may grant non-qualified options to its non-employee directors for up to 3,032,502 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors’ Plans have terms of up to ten years. Certain of the option grants vest one year from the date of grant, and other option grants vest one-third on the date which is one year from the date of grant and two-thirds ratably over the subsequent two years. The 1993 Directors Stock Option Plan expired by its terms in 2003 and no further

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
options may be granted thereunder. In February 2005, the Board of Directors approved an amendment to the 1995 Directors Stock Option Plan to increase the number of shares of common stock authorized for issuance under the 1995 Directors Stock Option Plan by 500,000 shares for a total of 3,050,000 shares, subject to stockholder approval at the 2005 Annual Meeting of Stockholders.
      Cadence has assumed certain options granted to employees of acquired companies, or Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered under the terms of the respective original plan of the acquired entity. All of the Acquired Options have been adjusted to effectuate the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. The Acquired Options generally become exercisable over a four or five year period and generally expire between five and ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.
      A summary of the status of all of Cadence’s stock option plans as of and during the years ended January 1, 2005, January 3, 2004 and December 28, 2002 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	68,349,042	$14.87	67,169,149	$16.15	56,134,826	$16.79
Acquired options	115,634	$2.91	4,549,937	$1.88	4,794,969	$11.18
Granted	10,549,393	$13.10	14,635,944	$11.23	17,176,268	$14.80
Exercised	(4,635,601)	$9.24	(6,808,359)	$7.63	(4,161,398)	$10.19
Forfeited/ expired	(5,455,243)	$16.48	(11,197,629)	$16.90	(6,775,516)	$18.89

Outstanding at end of year	68,923,225	$14.84	68,349,042	$14.87	67,169,149	$16.15

Options exercisable at year end	44,968,157		39,696,811		34,396,212
Options available for future grant	29,878,159		31,431,031		37,110,077
Weighted average fair value of options granted during the year	$4.56		$5.99		$8.07
      A summary of the status of all of Cadence’s stock option plans as of January 1, 2005 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average		Number
Range of	Outstanding	Remaining	Weighted	Exercisable	Weighted
Exercise	As of	Contractual	Average	As of	Average
Prices	January 1, 2005	Life	Exercise Price	January 1, 2005	Exercise Price

$ 0.02 - $ 5.00	2,790,222	6.68	$1.79	1,892,103	$1.63
$ 5.01 - $10.00	5,919,952	6.01	$8.80	3,643,541	$8.31
$10.01 - $15.00	34,293,452	7.39	$12.79	16,332,312	$12.94
$15.01 - $20.00	12,581,926	5.59	$17.62	10,981,443	$17.72
$20.01 - $25.00	11,900,135	5.90	$22.31	10,691,062	$22.38
$25.01 - $30.00	1,223,332	4.29	$26.58	1,216,263	$26.58
$30.01 - $35.00	184,206	3.50	$33.73	181,433	$33.72
$35.01 - $35.06	30,000	3.27	$35.06	30,000	$35.06

Total	68,923,225	6.59	$14.84	44,968,157	$15.97

      Employee Stock Purchase Plans
      On July 1, 2001, Cadence adopted two employee stock purchase plans to allow employees of Tality, the former name of Cadence’s design services subsidiary, to participate in Cadence’s employee stock purchase

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
program. The two plans included the 2001 Employee Stock Purchase Plan, which was a qualified employee stock purchase plan under the Internal Revenue Code terminated in January 2003, and the 2001 Non-Qualified Employee Stock Purchase Plan, or the 2001 Non-Qualified ESPP, which is an employee stock purchase plan not qualified under the Internal Revenue Code and primarily used for Tality employees located outside the United States. Tality, now Cadence Design Foundry, employees, including officers and employee directors of Tality, but excluding 5% or greater stockholders, are eligible to participate if they are regular employees who work 20 hours or more per week. Under Cadence’s 2001 Non-Qualified ESPP, eligible employees, which are generally Cadence’s non-U.S. Design Foundry employees, may purchase shares of Cadence common stock during offering periods (not to exceed 27 months) and on purchase dates as determined by the Board of Directors. The purchase price of such shares is equal to 85% of the lower of the fair market value of Cadence common stock on (i) the first day of the offering period, or (ii) the last day of the applicable purchase period. The total shares authorized under the 2001 Non-Qualified ESPP are 750,000 and as of the end of fiscal year 2004, 527,671 shares remained available for issuance. The 2001 Non-Qualified ESPP was terminated in February 2005.
      In November 1998, the Board of Directors adopted, and the stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, which amended and restated the 1990 Employee Stock Purchase Plan, or the Employee Plan. Subsequent amendments approved by the Board of Directors and stockholders increased the number of shares of common stock authorized for issuance under the Employee Plan to 38,500,000 shares.
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
      The following table presents the common shares issued under Cadence’s employee stock purchase plans for fiscal years 2004, 2003 and 2002:

	2004	2003	2002

Cadence shares issued under the employee stock purchase plans	3,987,661	4,136,838	2,548,500
Weighted average purchase price	$8.59	$8.38	$13.68

Weighted average fair value	$15.02	$11.72	$16.57

      Deferred Stock Compensation
      In 2004, Cadence recorded stock compensation expense resulting from Cadence’s previously completed acquisitions. Deferred stock compensation resulting from these acquisitions represents the intrinsic value of the stock option grants to employees of the acquired companies multiplied by the percentage of the remaining vesting period divided by the total vesting period. Cadence considers certain stock awards to employees of certain acquired companies to be variable awards. Accordingly, compensation cost is adjusted each period for increases or decreases in the intrinsic value of the shares until the final measurement date.
      During 2004, Cadence issued 3,470,938 shares of restricted stock to certain employees. The restrictions lapse over a period of three to four years. The fair value of the restricted stock awards granted was $45.6 million. The fair value of the restricted stock awards was recorded as a component of deferred stock compensation and is amortized to stock-based compensation expense as the restrictions lapse.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Cadence’s SPC Plan provides for the issuance of restricted shares of Cadence common stock to former employees of Silicon Perspective Corporation, or SPC, who are now Cadence employees, upon the satisfaction of certain performance-based criteria in connection with Cadence’s acquisition of SPC. Restricted shares were first issued under the SPC Plan in February 2003 and 54% of such issued shares vested immediately. The remaining 46% vested in 11 equal monthly installments beginning in February 2003 and became fully vested on December 31, 2003. The second issue date was in April 2004, and these shares were fully vested when issued. An aggregate of approximately 1.6 million shares were issued and recognized as stock compensation expense under the SPC Plan.
      Changes to deferred compensation included in the accompanying Statements of Stockholders’ Equity consists of the following for the years ended January 1, 2005 and January 3, 2004:

	Years Ended

	January 1,	January 3,
	2005	2004

	(In thousands)
Restricted stock grants	$45,605	$25,728
Restricted stock and acquired options from acquisitions	3,603	28,074
Forfeitures	(4,861)	(7,062)

Deferred stock compensation, net of forfeitures	$44,347	$46,740

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

NOTE 13.	STOCKHOLDERS’ EQUITY
      Stock Repurchase Plan
      In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock with a value of up to $500.0 million in the aggregate. Prior to August 2001, Cadence had authorized three stock repurchase programs under which it repurchased common stock to satisfy estimated requirements for shares to be issued under its employee stock option and purchase plans.
      The table below presents the shares repurchased under Cadence’s stock repurchase programs in 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands)
Shares repurchased	7,031	17,386	12,756
Total cost of repurchased shares	$94,105	$213,832	$185,171
      As of January 1, 2005, the remaining repurchase authorization under the August 2001 program totaled $123.0 million. During 2002, shares valued at $116.1 million were repurchased under the stock repurchase plans authorized prior to August 2001.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Reserved for Future Issuance
      As of January 1, 2005, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares

(In thousands)
Employee equity incentive plans*	96,417
Shares reserved for convertible notes conversion	26,837
Warrants	26,829
Employee stock purchase plans	7,883
Directors stock option plans*	2,384

Total	160,350

*	Includes both shares reserved for (i) issuance upon exercise of future option grants and (ii) outstanding but unexercised options to purchase common stock.
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

NOTE 14.	INCOME TAXES
      The provision for income taxes consisted of the following components:

	2004	2003	2002

	(In thousands)
Current:
Federal	$21,057	$34,843	$51,994
State	5,251	1,129	10,082
Foreign	1,350	11,077	45,762

Total current	27,658	47,049	107,838

Deferred:
Federal	(7,139)	(54,095)	(37,650)
State	(6,162)	(4,198)	12,053
Foreign	(2,394)	(1,755)	1,440

Total deferred	(15,695)	(60,048)	(24,157)

Total provision (benefit) for income taxes	$11,963	$(12,999)	$83,681

      Income before provision for income taxes included income from Cadence’s foreign subsidiaries of approximately $93.6 million for 2004, $39.3 million for 2003 and $106.3 million for 2002.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 35% to income before provision for income taxes as follows:

	2004	2003	2002

	(In thousands)
Provision computed at federal statutory rate	$30,253	$(10,698)	$50,407
State income tax, net of federal tax effect	(509)	(1,995)	14,764
Amortization of acquired intangibles	(1,066)	(1,440)	—
Stock compensation	3,301	5,430	6,358
Write-off of in-process research and development	3,150	2,625	9,590
Research and development tax credit	(2,265)	(2,099)	(2,837)
Foreign income tax at a higher (lower) rate	(23,372)	(4,547)	13,254
Change in valuation allowance	570	—	(9,156)
Sale of foreign subsidiary	139	(1,799)	—
Non-deductible meals and entertainment	760	754	729
Other	1,002	770	572

Provision (benefit) for income taxes	$11,963	$(12,999)	$83,681

Effective tax rate	13.8%	42.5%	58.1%

      The components of deferred tax assets and liabilities consisted of the following:

	2004	2003

	(In thousands)
Deferred Tax Assets:
Intangibles	$57,147	$57,788
Accruals and reserves	26,429	19,095
Allowance for doubtful accounts	7,128	11,418
Tax credits	7,455	4,991
Stock compensation	9,240	6,491
Net operating loss carry forwards	11,543	11,417
Compensation expense	13,864	18,331
Depreciation and amortization	20,044	22,477
Accrued restructuring expenses	10,516	14,823
Capital loss carry forwards	10,049	365
Investments	10,164	24,111
Other	140	—

Total deferred tax assets	183,719	191,307
Valuation allowance	(7,823)	(7,254)

Net deferred tax assets	175,896	184,053

Deferred Tax Liabilities:
Intangibles	(60,244)	(83,530)
Unrealized gains on investments	(7,695)	(7,908)
Other	(1,186)	(3,142)

Total deferred tax liabilities	(69,125)	(94,580)

Total net deferred tax assets	$106,771	$89,473

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Cadence has included in the components of the deferred tax assets and liabilities for 2003 the deferred tax assets, liabilities and valuation allowance for states other than California. The presentation of these amounts did not change the total net deferred tax assets for 2003 of $89.5 million.
      As of January 1, 2005, Cadence had total net deferred tax assets of approximately $106.8 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character from potential sources, including tax planning strategies, prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.
      Cadence provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. As of January 1, 2005, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $575.0 million. As of January 1, 2005, the unrecognized deferred tax liability for these earnings excluding any incentives under the American Jobs Creation Act of 2004, or AJCA, was approximately $137.0 million.
      The AJCA, enacted on October 22, 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. Although no decision has been made, Cadence may elect to apply this provision to qualifying earnings repatriated during fiscal 2005. Cadence is currently evaluating the merits of repatriating funds under the AJCA and expects to complete this evaluation by October 1, 2005. The range of possible amounts that Cadence is considering for repatriation under this provision is between zero and $550.0 million. Cadence has historically considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, has not provided for income taxes on these undistributed earnings. If Cadence decides to repatriate foreign earnings in a future period, Cadence will be required to recognize income tax expense related to the federal, state, local and foreign income taxes that Cadence would incur on the repatriated earnings when the decision is made. Cadence is currently unable to reasonably estimate the possible range of income tax effects of such repatriation.
      As of January 1, 2005, Cadence has federal and California net operating loss carryforwards of approximately $20.8 million and $17.9 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2008 through 2023. The California net operating loss carryforwards will expire at various dates from 2011 through 2013. Cadence also has tax effected net operating losses from states other than California of $3.2 million, net of federal benefit, which will expire at various dates from 2005 through 2024.
      As of January 1, 2005, Cadence has federal tax credits of $0.3 million and state tax credits of $7.2 million, net of federal benefit, of which $4.8 million do not expire and carry forward indefinitely until utilized and the remaining $2.4 million will expire at various dates from 2005 through 2019.
      The IRS and other tax authorities regularly examine Cadence’s income tax returns. The IRS recently completed its field examination of Cadence’s federal income tax returns for the fiscal years ended 1997 through 1999 and has issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates have been between four and nine percent since 1997, and are adjusted quarterly. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and Cadence has protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments. Cadence intends to challenge these proposed adjustments vigorously.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
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

NOTE 15.	EMPLOYEE AND DIRECTOR BENEFIT PLANS
      Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its U.S. employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $9.6 million for 2004, $9.2 million for 2003 and $10.4 million for 2002.
      As part of its overall investment strategy, Cadence invests in Telos. Cadence and the Cadence Design Systems, Inc. 1996 Deferred Compensation Venture Investment Plan Trust, or the 1996 Plan, are the sole limited partners of Telos I. Cadence and the Cadence Design Systems, Inc. 2002 Deferred Compensation Venture Investment Plan Trust, or the 2002 Plan, are the sole limited partners of Telos III. Directors may elect to defer compensation payable to them under the 2002 Plan. Compensation deferred under the plan is invested in Telos III. The Telos general partner recommends investments by Telos, which investments are subject to the approval of the advisory committee, comprised of Cadence’s Chairman of the Board of Directors and two independent members of Cadence’s Board of Directors.
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

NOTE 16.	STATEMENT OF CASH FLOWS
      The supplemental cash flow information for 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(In thousands)
Cash Paid (Received) During the Year for:
Interest	$186	$917	$1,322

Income taxes (including foreign withholding tax)	$(2,086)	$20,934	$2,969

Non-Cash Investing and Financing Activities:
Common and treasury stock issued for acquisitions	$14,934	$70,577	$522,952

Unrealized gain (loss) of available-for-sale securities, net of taxes	$(517)	$5,750	$(24,629)

Repurchase of common stock	$—	$—	$3,374

Accrued purchased software	$6,100	$—	$—

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005

NOTE 17.	RESTRUCTURING AND OTHER CHARGES
      Cadence has initiated a separate plan of restructuring in each year since 2001, in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated in 2001, 2002 and 2003, or the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, to align Cadence’s cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring was targeted at reducing costs throughout the company.
      During 2004, Cadence commenced a new plan of restructuring, or the 2004 Restructuring, which was also intended to decrease costs and realize efficiencies by reducing workforce and resources throughout the company to align Cadence’s cost structure with projected revenues.
      Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Since 2001, Cadence has undertaken significant restructuring initiatives. The individual components of the restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.”
      For restructuring activities initiated after fiscal 2002, Cadence accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.” The asset impairments recorded in 2004 were accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
      Since 2001, Cadence has recorded facilities consolidation charges of $85.2 million related to space reductions or closures of 34 sites. As of January 1, 2005, 24 of these sites had been vacated and space reductions occurred at the remaining 10 sites.
      As of January 1, 2005, Cadence’s best estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 is $33.7 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $53.2 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      Restructuring and other charges (credits) recorded by plan of restructuring for fiscal years 2004, 2003 and 2002 are as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Other	Total

	(In thousands)
2004:
2004 Plan	$7,035	$206	$—	$9,365	$16,606
2003 Plan	(842)	(2,802)	1,480	—	(2,164)
2002 Plan	(480)	(1,161)	61	—	(1,580)
2001 Plan	—	—	680	—	680

Total 2004 Charges	$5,713	$(3,757)	$2,221	$9,365	$13,542

2003:
2003 Plan	$25,746	$25,693	$10,905	$—	$62,344
2002 Plan	833	362	1,543	—	2,738
2001 Plan	—	—	1,754	—	1,754

Total 2003 Charges	$26,579	$26,055	$14,202	$—	$66,836

2002:
2002 Plan	$52,152	$34,167	$32,376	$1,084	$119,779
2001 Plan	—	—	14,517	—	14,517

Total 2002 Charges	$52,152	$34,167	$46,893	$1,084	$134,296

      Total restructuring and other costs accrued as of January 1, 2005 were $37.7 million, consisting of $13.2 million in Accounts payable and accrued liabilities and $24.5 million in Other long-term liabilities in the Consolidated Balance Sheets. Cadence expects to pay substantially all of the asset-related and severance and benefits-related restructuring liabilities for all its restructuring plans prior to 2006 and all of the facilities-related restructuring liabilities for all its restructuring plans prior to 2016.
      Activity for the years ended January 1, 2005, January 3, 2004 and December  28, 2002 associated with each plan of restructuring is discussed below.
2004 Restructuring
      The 2004 Restructuring resulted in the termination of approximately 130 employees. Costs resulting from this restructuring include severance payments, severance-related benefits and outplacement services. All terminations and termination benefits associated with this restructuring were communicated to the affected employees prior to January 1, 2005, with all termination benefits expected to be paid by July 2, 2005.
      Other expenses of $9.4 million related to the abandonment of third-party software purchased and integrated into an internal-use software application. During 2004, Cadence replaced this third-party purchased software with internally developed technology. Upon deployment of the internally developed software, Cadence recorded a charge to reduce the value of the third-party software product and implementation costs to zero.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the year ended January 1, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Other	Total

	(In thousands)
Balance, January 3, 2004	$—	$—	$—	$—	$—
Restructuring and other charges, net	7,035	206	—	9,365	16,606
Non-cash charges	—	(174)	—	(9,365)	(9,539)
Cash payments	(6,683)	(30)	—	—	(6,713)
Effect of foreign currency translation	118	(2)	—	—	116

Balance, January 1, 2005	$470	$—	$—	$—	$470

2003 Restructuring
      During 2004, Cadence recorded a net credit of $2.1 million related to the 2003 Restructuring. This net credit is comprised of a $2.8 million credit associated with asset-related charges, and a $0.8 million severance and benefits credit, partially offset by $1.5 million of additional excess facilities charges.
      The net $2.8 million asset-related credit was associated with the reversal of an accrual of approximately $4.6 million for an expected payment to a government agency because Cadence has determined it is not probable it will have any future liability. This reversal was partially offset by a $1.2 million accrual for fees related to headcount reductions at a foreign facility. Cadence also reversed $0.8 million of the severance-related accrual related to payroll taxes, benefits and outplacement services in excess of the remaining expected obligation.
      Cadence incurred excess facilities expenses of $1.5 million in the year ended January 1, 2005 related to the 2003 Restructuring. These expenses were primarily comprised of additional expenses incurred for facilities included in the 2003 Restructuring, but vacated during fiscal 2004. Expenses also included contract termination charges and expenses incurred to sublease facilities and storage and disposal charges associated with facilities vacated as part of the 2003 Restructuring.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the years ended January  3, 2004 and January 1, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, December 28, 2002	$—	$—	$—	$—
Restructuring and other charges, net	25,746	25,693	10,905	62,344
Non-cash charges	—	(18,406)	(442)	(18,848)
Cash payments	(22,050)	(1,387)	(1,386)	(24,823)
Effect of foreign currency translation	877	1,106	555	2,538

Balance, January 3, 2004	$4,573	$7,006	$9,632	$21,211
Restructuring and other charges, net	(842)	(2,802)	1,480	(2,164)
Non-cash charges	—	65	(33)	32
Cash payments	(3,694)	(1,408)	(3,406)	(8,508)
Effect of foreign currency translation	(37)	688	371	1,022

Balance, January 1, 2005	$—	$3,549	$8,044	$11,593

2002 Restructuring
      During 2004, Cadence recorded a net credit of $1.6 million which was associated with 2002 Restructuring. This net credit is comprised of the reversal of $1.2 million of accrued contract termination costs not incurred and $0.4 million of the severance and benefits accrual in excess of the remaining expected obligation, partially offset by $0.1 million of additional excess facilities charges.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the years ended December 28, 2002, January 3, 2004 and January 1, 2005:

	Severance	Asset-	Excess	Other
	and Benefits	Related	Facilities	Restructuring	Total

	(In thousands)
Balance, December 29, 2001	$—	$—	$—	$—	$—
Restructuring and other charges, net	52,152	34,167	32,376	1,084	119,779
Non-cash charges	—	(30,448)	—	—	(30,448)
Cash payments	(28,654)	(721)	(3,557)	(1,084)	(34,016)
Effect of foreign currency translation	304	(292)	1,457	—	1,469

Balance, December 28, 2002	$23,802	$2,706	$30,276	$—	$56,784
Restructuring and other charges, net	833	362	1,543	—	2,738
Non-cash charges	(56)	(1,036)	—	—	(1,092)
Cash payments	(23,172)	(886)	(17,830)	—	(41,888)
Effect of foreign currency translation	(46)	—	856	—	810

Balance, January 3, 2004	$1,361	$1,146	$14,845	$—	$17,352
Restructuring and other charges, net	(480)	(1,161)	61	—	(1,580)
Non-cash charges	—	(32)	—	—	(32)
Cash payments	(865)	(7)	(5,950)	—	(6,822)
Effect of foreign currency translation	(16)	54	56	—	94

Balance, January 1, 2005	$—	$—	$9,012	$—	$9,012

2001 Restructuring
      Cadence recorded facilities-related expenses of $0.6 million during 2004 primarily due to changes in lease loss estimates and costs associated with facilities vacated as part of the 2001 restructuring plan.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for fiscal years 2004, 2003 and 2002. Restructuring activity associated with restructurings initialed prior to 2001 was immaterial for the years presented and thus are not show separately.

	Severance	Asset-	Excess
	and Benefits	Related	Facilities	Total

	(In thousands)
Balance, December 29, 2001	$4,183	$2,067	$17,233	$23,483
Restructuring and other charges, net	—	—	14,517	14,517
Non-cash charges	—	(1,164)	—	(1,164)
Cash payments	(4,183)	(454)	(9,699)	(14,336)
Effect of foreign currency translation	—	—	1,115	1,115

Balance, December 28, 2002	$—	$449	$23,166	$23,615
Restructuring and other charges, net	—	—	1,754	1,754
Non-cash charges	—	—	—	—
Cash payments	—	(353)	(5,222)	(5,575)
Effect of foreign currency translation	—	—	1,205	1,205

Balance, January 3, 2004	$—	$96	$20,903	$20,999
Restructuring and other charges, net	—	—	680	680
Non-cash charges	—	—	—	—
Cash payments	—	(96)	(6,120)	(6,216)
Effect of foreign currency translation	—	—	1,139	1,139

Balance, January 1, 2005	$—	$—	$16,602	$16,602

NOTE 18. OTHER EXPENSE, NET
      Other expense, net for each of 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(In thousands)
Interest income	$5,585	$3,428	$4,627
Gain (loss) on foreign exchange	(1,421)	2,314	(282)
Equity in loss from investments, net	(16,944)	(10,875)	(9,395)
Other income (expense)	4,243	(10,466)	(8,706)

Total other expense, net	$(8,537)	$(15,599)	$(13,756)

      In 2004, the Other income of $4.2 million is comprised of $12.5 million of gains on the sale of investments and $0.4 million of other income, net, offset by $4.2 million of impairment of investments, $2.5 million of investment management fees and $2.0 million of losses on the sale of receivables. In 2003, the Other expense of $10.4 million is comprised of $4.8 million of impairment of investments, $5.0 million of losses on the sale of receivables and $0.6 million of Other expense, net. In 2002, the Other expense of $8.7 million is comprised of $14.1 million of impairment of investments, $15.1 million of losses on the sale of receivables, $24.9 million of gains on the sale of investments and $4.4 million of Other expense, net.
NOTE 19. SEGMENT REPORTING
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO.
      During 2004, Cadence combined its three operating segments into one segment. Cadence’s CEO reviews Cadence’s consolidated results within only one segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region. In prior years, Cadence’s chief operating decision maker reviewed Cadence’s consolidated results within three segments: Product, Services and Maintenance. As required by SFAS No. 131, the prior year information in this footnote has been restated to conform to the current year presentation.
      Outside the U.S., Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the customer is domiciled. Long-lived assets are attributed to geography based on the country where the assets are located. Until June 28, 2003, Cadence licensed most of its software products in Japan through a distributor, Innotech Corporation, or Innotech, of which Cadence was a 15% stockholder as of January 1, 2005. In June 2003, Cadence purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, Cadence has directly licensed its software products to customers for which Cadence acquired the distribution rights from Innotech. No one customer accounted for more than 10% of total revenue in 2004, 2003 or 2002.
      The following table presents a summary of revenue by geography:

	For the Years Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
North America:
United States	$598,849	$623,763	$710,084
Other	27,025	26,265	29,237

Total North America	$625,874	$650,028	$739,321

Europe:
United Kingdom	$44,637	$35,851	$59,200
Germany	87,324	63,473	60,377
Other	129,896	88,557	138,277

Total Europe	$261,857	$187,881	$257,854

Japan and Asia:
Japan	$191,169	$187,860	$188,736
Asia	118,580	93,715	102,032

Total Japan and Asia	309,749	281,575	290,768

Total	$1,197,480	$1,119,484	$1,287,943

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005

	For the Years Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
United States	$598,849	$623,763	$710,084
Other	598,631	495,721	577,859

Total	$1,197,480	$1,119,484	$1,287,943

      The following table presents a summary of long-lived assets by geography:

	As of

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
North America:
United States	$1,442,653	$1,457,982	$1,255,157
Other	3,361	3,401	3,677

Total North America	$1,446,014	$1,461,383	$1,258,834

Europe:
United Kingdom	$32,770	$53,976	$32,245
Germany	985	1,181	1,402
Other	63,267	32,636	8,134

Total Europe	$97,022	$87,793	$41,781

Japan and Asia:
Japan	$35,780	$35,085	$3,703
Asia	13,864	12,656	10,868

Total Japan and Asia	49,644	47,741	14,571

Total	$1,592,680	$1,596,917	$1,315,186

	As of

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
United States	$1,442,653	$1,457,982	$1,255,157
Other	150,027	138,935	60,029

Total	$1,592,680	$1,596,917	$1,315,186

      For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Intercon-

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 1, 2005
nect and Services and Other. The following table summarizes the revenue attributable to these categories for the fiscal years presented.

	For the Years Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
Functional Verification	$207,386	$215,118	$250,314
Digital IC Design	305,234	259,016	286,147
Custom IC Design	312,740	306,286	337,658
Design for Manufacturing	109,562	109,703	126,929
System Interconnect	107,751	98,322	137,088
Services and other	154,807	131,039	149,807

Total	$1,197,480	$1,119,484	$1,287,943

NOTE 20. SUBSEQUENT EVENT
      On January 12, 2005, Cadence announced that it had signed a definitive agreement to acquire Verisity Ltd., or Verisity, a Mountain View, California-based provider of verification process automation solutions. If completed, the merger will be accounted for under the purchase method of accounting.
      Under the terms of the agreement, upon satisfaction of the closing conditions contained therein (including receipt of certain governmental and Verisity shareholder approvals), Cadence will acquire Verisity in an all-cash transaction for approximately $315.0 million to $335.0 million, which consists of payments to stockholders and acquisition costs. Upon closing of the acquisition, Verisity stockholders will receive $12.00 in cash in exchange for each outstanding share of Verisity stock.

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)
Schedule II

		Addition

		Charged to
	Balance at	(Credited)	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended January 1, 2005:
Bad debt allowance	$10,967	$(220)	$—	$(2,596)	$8,151
Sales return allowance	11,626	—	667	(7,710)	4,583

Total	$22,593	$(220)	$667	$(10,306)	$12,734

Year Ended January 3, 2004:
Bad debt allowance	$7,790	$2,220	$2,788	$(1,831)	$10,967
Sales return allowance	9,646	—	9,208	(7,228)	11,626

Total	$17,436	$2,220	$11,996	$(9,059)	$22,593

Year Ended December 28, 2002:
Bad debt allowance	$7,337	$4,199	$—	$(3,746)	$7,790
Sales return allowance	39,585	—	8,058	(37,997)	9,646

Total	$46,922	$4,199	$8,058	$(41,743)	$17,436

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

(a) 3. Exhibits:
      The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Title

2.01		Agreement and Plan of Merger dated as of January 12, 2005 among the Registrant, Verisity Ltd. and Scioto River Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2005).

3.01		(a) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended July 4, 1998).

(b) The Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock, as amended on February 1, 2000, as filed with the Secretary of State of the State of Delaware on June 8, 1989 (Incorporated by reference to Exhibit 3A to the Registrant’s Current Report on Form 8-K (File No. 0-15867) filed on June 12, 1989 and amended by Exhibit 4.02 to the Registrant’s Form 10-K (File No. 1-10606) for the fiscal year ended January 1, 2000 (the “1999 Form 10-K”)).

3.02		The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).

4.01		Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (File No. 33-43400) filed on October 17, 1991).

4.02		Amended and Restated Rights Agreement, dated as of February 1, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., which includes as exhibits thereto the Certificate of Designations for the Series A Junior Participating Preferred Stock, the form of Right Certificate and the Summary of Rights to Purchase Shares of Preferred Stock (Incorporated by reference to Exhibit 4.02 to the 1999 Form 10-K).

4.03		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).

4.04		Registration Rights Agreement dated as of August 15, 2003 by and among the Registrant and J.P. Morgan Securities Inc. and SG Cowen Securities Corporation as Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the 2003 Third Quarter Form 10-Q).

*10	.01	The Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended July 3, 2004 (the “2004 Second Quarter Form 10-Q”)).

*10	.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.02 to the 2004 Second Quarter Form 10-Q).

*10	.03	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended.

10.04		JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-85080) filed on March 28, 2002).

Exhibit
Number	Exhibit Title

*10.05	The Registrant’s 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 4.04 to the Registrant’s Form S-8 Registration Statement (File No. 033-53913) filed on May 31, 1994).

*10.06	The Registrant’s 1995 Directors Stock Option Plan.

*10.07	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-116681) filed on June 21, 2004).

*10.08	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended and restated, effective January 1, 2001 (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10.09	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”)).

*10.10	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the “2001 Form 10-K”)).

10.11	The Registrant’s 1993 Non-Statutory Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the 2003 First Quarter Form 10-Q).

*10.12	Employment Agreement, effective as of May 24, 2004, between the Registrant and Lavi Lev (Incorporated by reference to Exhibit 10.79 to the 2004 Second Quarter Form 10-Q).

10.13	Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-87674) filed on May 7, 2002).

10.14	Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended June 28, 1997).

10.15	Cooper & Chyan Technology, Inc. 1993 Equity Incentive Plan, as amended and restated effective August 16, 1995 (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (File No. 333-16779) filed on November 26, 1996).

*10.16	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin Bushby (Incorporated by reference to Exhibit 10.16 to the 2002 Form 10-K) as amended by the First Amendment to Residential Lease, dated as of May 1, 2004 (Incorporated by reference to Exhibit 10.16 to the 2004 Second Quarter Form 10-Q).

10.17	Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-108251) filed on August 27, 2003).

10.19	Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).

10.20	Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).

Exhibit
Number	Exhibit Title

10.22	Neolinear, Inc. 2004 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-115351) filed on May 10, 2004).

10.23	QDA, Inc. 2003 Stock Option/ Stock Issuance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended January 3, 2004 (the “2003 Form 10-K”)).

10.24	UniCAD Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form S-4 Registration Statement (File No. 333-16779) filed on November 26, 1996).

10.25	High Level Design Systems 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 Registration Statement (File No. 333-15771) filed on November 7, 1996).

*10.26	Employment Agreement, effective as of October 1, 2004, between the Registrant and H. Raymond Bingham (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2004).

*10.27	Consulting Agreement, dated as of July 1999 between the Registrant and Alberto Sangiovanni-Vincentelli (Incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended October 2, 1999).

10.28	Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (File No. 333-71717) filed on February 3, 1999).

10.29	Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to S-4 Registration Statement (File No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30	Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.31	Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to the 2003 Form 10-K).

*10.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended (Incorporated by reference to Exhibit 10.32 to the 2004 Second Quarter Form 10-Q).

10.33	eTop Design Technology, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-119335) filed on September 28, 2004).

10.34	Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35	Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36	SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

10.38	OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-85591) filed on August 19, 1999).

*10.39	Employment Agreement, effective as of May 12, 2004, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.78 to the 2004 Second Quarter Form 10-Q).

Exhibit
Number	Exhibit Title

10.41	Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).

10.42	Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.43 to the 2003 First Quarter Form 10-Q).

*10.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

*10.45	Employment Agreement, effective as of May 26, 2004, between the Registrant and Kevin Bushby (Incorporated by reference to Exhibit 10.80 to the 2004 Second Quarter Form 10-Q).

*10.46	Employment Agreement, effective as of May 18, 2004, between the Registrant and R.L. Smith McKeithen (Incorporated by reference to Exhibit 10.81 to the 2004 Second Quarter Form 10-Q).

10.47	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.47 to the 2003 First Quarter Form 10-Q).

10.48	Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (File No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).

10.49	Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).

10.50	Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).

10.51	Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).

*10.52	Employment Agreement, effective as of January 1, 2005, between the Registrant and William Porter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2004).

*10.53	Summary of Non-Employee Director Compensation.

10.58	The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).

10.62	CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-82044) filed on February 4, 2002).

Exhibit
Number	Exhibit Title

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

10.68	BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).

10.69	BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).

10.70	BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).

10.71	Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).

10.72	Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).

10.73	Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.73 to the 2003 Form 10-K).

10.74	Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.74 to the 2003 Form 10-K).

10.75	Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.75 to the 2003 Form 10-K).

10.76	Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.76 to the 2003 Form 10-K).

10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.77 to the 2003 Form 10-K).

21.01	Subsidiaries of the Registrant.

23.01	Independent Registered Accounting Firm’s Consent.

31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.
(b) Exhibits:
      Cadence hereby files as part of this Form 10-K the Exhibits listed in Item 15. (a) 3 above.
(c) Financial Statement Schedule:
      See Item 15. (a) 2 of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CADENCE DESIGN SYSTEMS, INC.
/s/ Michael J. Fister

President, Chief Executive Officer and Director
Dated: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME/TITLE	DATE

/s/ Michael J. Fister Michael J. Fister President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ William Porter William Porter Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Fister, William Porter and R. L. Smith McKeithen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
ADDITIONAL DIRECTORS

/s/ H. Raymond Bingham H. Raymond Bingham	March 15, 2005

/s/ Donald L. Lucas Donald L. Lucas	March 15, 2005

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli	March 15, 2005

/s/ George M. Scalise George M. Scalise	March 15, 2005

/s/ Dr. John B. Shoven Dr. John B. Shoven	March 15, 2005

/s/ Roger Siboni Roger Siboni	March 15, 2005

/s/ Lip-Bu Tan Lip-Bu Tan	March 15, 2005