Form 10-Q
period 2005-04-02
CADENCE DESIGN SYSTEMS INC
filed 2005-05-10
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005
OR
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  X      No
      On April 2, 2005, 276,310,619 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	April 2,	January 1,
	2005	2005

Current Assets:
Cash and cash equivalents	$656,820	$448,517
Short-term investments	26,507	144,491
Receivables, net of allowance for doubtful accounts of $11,026 and $12,734, respectively	289,076	384,114
Inventories	19,774	20,481
Prepaid expenses and other	79,900	72,312

Total current assets	1,072,077	1,069,915

Property, plant and equipment, net of accumulated depreciation of $511,169 and $498,424, respectively	386,583	390,367
Goodwill	1,015,065	995,065
Acquired intangibles, net	171,977	195,655
Installment contract receivables	99,556	96,038
Other assets	232,942	242,799

Total Assets	$2,978,200	$2,989,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$231,674	$277,992
Current portion of deferred revenue	253,837	270,966

Total current liabilities	485,511	548,958

Long-Term Liabilities:
Long-term portion of deferred revenue	18,863	20,847
Convertible notes	420,000	420,000
Other long-term liabilities	308,597	300,064

Total long-term liabilities	747,460	740,911

Stockholders’ Equity:
Common stock and capital in excess of par value	1,137,141	1,091,216
Deferred stock compensation	(62,040)	(63,477)
Retained earnings	641,851	640,828
Accumulated other comprehensive income	28,277	31,403

Total stockholders’ equity	1,745,229	1,699,970

Total Liabilities and Stockholders’ Equity	$2,978,200	$2,989,839

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	April 2,	April 3,
	2005	2004

Revenue:
Product	$173,409	$154,737
Services	32,443	32,364
Maintenance	86,685	78,623

Total revenue	292,537	265,724

Costs and Expenses:
Cost of product	21,933	18,514
Cost of services	22,488	23,099
Cost of maintenance	14,267	13,705
Marketing and sales	79,694	81,223
Research and development	90,386	87,151
General and administrative	25,933	20,004
Amortization of acquired intangibles	10,611	15,910
Deferred compensation (A)	11,357	4,033
Restructuring and other charges	17,489	5,435

Total costs and expenses	294,158	269,074

Loss from operations	(1,621)	(3,350)
Interest expense	(1,381)	(1,557)
Other income (expense), net	4,507	(6,318)

Income (loss) before provision (benefit) for income taxes	1,505	(11,225)
Provision (benefit) for income taxes	482	(2,470)

Net income (loss)	$1,023	$(8,755)

Basic net income (loss) per share	$0.00	$(0.03)

Diluted net income (loss) per share	$0.00	$(0.03)

Weighted average common shares outstanding – – basic	274,201	271,477

Weighted average common shares outstanding – – diluted	307,354	271,477

(A) Deferred compensation would be further classified as follows:
Cost of services	$829	$(147)
Marketing and sales	2,721	1,539
Research and development	4,635	3,989
General and administrative	3,172	(1,348)

	$11,357	$4,033

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	April 2,	April 3,
	2005	2004

Cash and Cash Equivalents at Beginning of Period	$448,517	$309,175

Cash Flows from Operating Activities:
Net income (loss)	1,023	(8,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,354	45,359
Deferred compensation	11,357	4,033
Equity in loss from investments, net	2,446	6,263
Gain on investments, net	(10,161)	(683)
Write-down of investment securities	6,193	1,924
Non-cash restructuring and other charges	1,352	- - - -
Deferred income taxes	(2,591)	- - - -
Proceeds from the sale of receivables	40,933	5,149
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(1,774)	1,000
Other non-cash items	- - - -	1,111
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	80,851	8,316
Inventories	707	(9,114)
Prepaid expenses and other	(1,807)	(2,024)
Installment contract receivables	(35,147)	20,194
Other assets	407	5,309
Accounts payable and accrued liabilities	(60,552)	(14,554)
Deferred revenue	(15,595)	1,000
Other long-term liabilities	4,997	(4,868)

Net cash provided by operating activities	66,993	59,660

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	9,953	3,557
Proceeds from sale of short-term investments	289,225	167,380
Purchases of short-term investments	(180,975)	(213,030)
Proceeds from the sale of long-term investments	4,607	3,328
Purchases of property, plant and equipment	(19,587)	(17,829)
Purchases of software licenses	- - - -	(650)
Investment in venture capital partnerships and equity investments	(2,430)	(5,653)
Cash paid in business combinations, net of cash acquired	(1,411)	- - - -

Net cash provided by (used for) investing activities	99,382	(62,897)

Cash Flows from Financing Activities:
Principal payments on capital leases	(27)	(212)
Payment of convertible notes issuance costs	- - - -	(2,081)
Proceeds from issuance of common stock	39,589	40,361

Net cash provided by financing activities	39,562	38,068

Effect of exchange rate changes on cash and cash equivalents	2,366	1,894

Increase in cash and cash equivalents	208,303	36,725

Cash and Cash Equivalents at End of Period	$656,820	$345,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION
      The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, or this Quarterly Report, have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form  10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
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
      Cadence reclassified $45.7 million of its auction rate securities from Cash and cash equivalents to Short-term investments as of April 3, 2004. This reclassification decreased Cash flows from investing activities by $45.7 million for the three months ended April 3, 2004 in the accompanying Condensed Consolidated Statements of Cash Flows. Cadence also reclassified the net gains and losses from its non-qualified deferred compensation plan in its Condensed Consolidated Statements of Operations, which decreased Deferred compensation by $3.9 million and decreased Other income (expense), net, by $3.9 million for the three months ended April 3, 2004. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 2.	STOCK-BASED COMPENSATION
      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock–Based Compensation.” The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option-pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the three months ended April 2, 2005 and April 3, 2004 because management believes the amount yielded by this method is representative of prospective trends. Cadence considered implied volatility in market-traded options on its common stock as well as third party volatility quotes. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the three months ended April 2, 2005 and April 3, 2004 using the following weighted average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options
	Three Months Ended

	April 2,	April 3,
	2005	2004

Risk-free interest rate, based on weighted average	4.13%	3.15%
Volatility factors of the expected market price of Cadence’s common stock	28%	41%
Weighted average expected life of an option	5 Years	5 Years

	Employee Stock
	Purchase Plans
	Three Months Ended

	April 2,	April 3,
	2005	2004

Risk-free interest rate, based on weighted average	2.79%	1.01%
Volatility factors of the expected market price of Cadence’s common stock	28%	41%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years
      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands, except per
	share amounts)
Net income (loss):
As reported	$1,023	$(8,755)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	6,588	6,246
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(17,890)	(23,768)

Pro forma	$(10,279)	$(26,277)

Basic net income (loss) per share:
As reported	$0.00	$(0.03)

Pro forma	$(0.04)	$(0.10)

Diluted net income (loss) per share:
As reported	$0.00	$(0.03)

Pro forma	$(0.04)	$(0.10)

NOTE 3.	ACQUISITION-RELATED EARNOUTS
      For many of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition.
      In the three months ended April 2, 2005, Cadence recorded $20.8 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $20.8 million of goodwill consisted of $1.4 million of cash payments made, $18.1 million accrued for future cash payments, and the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million.
      In connection with Cadence’s acquisitions completed prior to April 2, 2005, Cadence may be obligated to pay up to an aggregate of $40.0 million in cash during the next 12 months and an additional $37.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

NOTE 4.	GOODWILL AND ACQUIRED INTANGIBLES
      Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2004. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for any of its reporting units during 2004. In addition, no events or circumstances have indicated that it is more likely than not that an impairment loss has been incurred during the interim periods since the annual impairment analysis. Accordingly, no impairment charge has been recognized.
      The changes in the carrying amount of goodwill for the three months ended April 2, 2005 were as follows:

(In thousands)
Balance as of January 1, 2005	$995,065
Additions due to earnouts	20,802
Other	(802)

Balance as of April 2, 2005	$1,015,065

      Acquired intangibles, net
      Acquired intangibles with finite lives as of April 2, 2005 and January 1, 2005 were as follows:

	As of April 2, 2005			As of January 1, 2005

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing technology and backlog	$589,673	$(463,519)	2.5 Years	$593,517	$(447,325)	2.7 Years
Agreements and Relationships	43,327	(25,548)	4.7 Years	43,879	(23,643)	4.7 Years
Distribution Rights	30,100	(5,268)	8.3 Years	30,100	(4,515)	8.5 Years
Tradenames/ trademarks/ patents	7,034	(3,822)	3.1 Years	7,034	(3,392)	3.2 Years

Total acquired intangibles	$670,134	$(498,157)	3.5 Years	$674,530	$(478,875)	3.7 Years

     For the three months ended April 2, 2005, amortization of acquired intangibles was $24.9 million, as compared to $26.2 million for the three months ended April 3, 2004.

Estimated future amortization expense is as follows (in thousands):
2005 – remaining period	$61,267
2006	47,458
2007	27,740
2008	15,258
2009	6,357
Thereafter	13,897

Total estimated amortization expense	$171,977

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

NOTE 5.	MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES
      Marketable Securities
      Cadence accounts for its marketable securities as available-for-sale and classifies them as Short-term investments in the Condensed Consolidated Balance Sheets. Net recognized gains from the sale of available-for-sale marketable securities were $4.5 million for the three months ended April 2, 2005 and $3.3 million for the three months ended April 3, 2004. During the three months ended April 2, 2005, Cadence had net sales of $108.3 million of its auction rate securities and had no auction rate securities as of April 2, 2005.
      Cadence accounts for marketable securities held in its non-qualified deferred compensation trust as trading securities. Cadence classifies these securities as Other assets in the Condensed Consolidated Balance Sheets because the securities are not available for Cadence’s use in current operations. Net recognized gains from the appreciation of trading marketable securities were $4.5 million for the three months ended April 2, 2005. Net recognized losses from the depreciation of trading marketable securities were $3.9 million for the three months ended April 3, 2004.
      There were no recognized losses from other-than-temporary declines in the market value of marketable securities for the three months ended April 2, 2005. Recognized losses from other-than-temporary declines in the market value of marketable securities totaled $0.7 million in the three months ended April 3, 2004.
      Non-Marketable Securities
      Cadence uses either the cost or equity method of accounting for its long-term, non-marketable investment securities included in Other assets in the Condensed Consolidated Balance Sheets. Cadence recorded net gains from the sale of non-marketable investment securities of $1.2 million during the three months ended April 2, 2005 and $1.3 million during the three months ended April 3, 2004. If Cadence determines that an other-than-temporary decline in fair value exists for a non-marketable equity security, it writes down the investment to its fair value and records the related write-down as an investment loss in its Condensed Consolidated Statements of Operations.

      The following table presents the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners, L.P., Telos Venture Partners II, L.P., and Telos Venture Partners III, L.P.

	April 2,	January 1,
	2005	2005

	(In thousands)
Non-Marketable Securities – Application of Cost Method	$36,626	$45,116
Non-Marketable Securities – Application of Equity Method	- - - -	583

Total	$36,626	$45,699

Cost Method Investments
      Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $5.0 million during the three months ended April 2, 2005 and $1.2 million during the three months ended April 3, 2004. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statements of Operations.

Equity Method Investments
      During the first three months of 2005, Cadence’s voting interest ranged from approximately 12% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., CoWare, Inc., Fyre Storm, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.
      During the first three months of 2004, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., Coventor, Inc., CoWare, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Neolinear, Inc., Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.
      Effective October 2, 2004, the beginning of Cadence’s fourth quarter of 2004, and upon the adoption of Emerging Issues Task Force, or EITF, No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” if Cadence determined that it had the ability to exercise significant influence over the investee and the investment was in the form of in-substance common stock, the investment was accounted for under the equity method. For certain investments previously accounted for under the equity method, Cadence determined that these investments were not in-substance common stock because of the remaining value attributable to the common shareholders.
      The following table presents summary operating data of our equity method investees for the three months ended April 2, 2005:

Three months
ended
April 2, 2005

(In thousands)
Net sales	$28,571
Costs and expenses	$(43,365)
Operating loss	$(14,794)
Net loss	$(13,413)
      In accordance with the equity method of accounting, Cadence records its proportional share of the investees’ gains or losses in Other income (expense), net. Cadence records its interest in equity method gains and losses in the quarter following occurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Condensed Consolidated Financial Statements. Cadence’s proportional share of its investees’ net losses was $2.4 million for the three months ended April 2, 2005 and

$6.3 million for the three months ended April 3, 2004. Cadence recorded write-downs due to other-than-temporary declines in value of its equity method investments of $1.2 million during the three months ended April 2, 2005. Cadence did not recognize a write-down due to other-than-temporary declines in value of its equity method investments during the three months ended April 3, 2004. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statements of Operations. As of April 2, 2005, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial. There were no remaining balances for equity method investments as of April 2, 2005 in the Condensed Consolidated Balance Sheet.

NOTE 6.	RESTRUCTURING AND OTHER CHARGES
      Cadence initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated each year from 2001 through 2004, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring and 2004 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, in order to align Cadence’s cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 and 2004 Restructurings were targeted at reducing costs throughout the company.
      During the three months ended April 2, 2005, Cadence initiated a new plan of restructuring, the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company in order to align its cost structure with expected revenue.
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
      Closure and space reduction costs included in these restructurings were comprised of payments required under leases, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and costs to maintain facilities during the period after abandonment. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing all or part of a building, Cadence management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.
      Since 2001, Cadence has recorded facilities consolidation charges of $86.3 million related to space reductions or closures of 48 sites. As of April 2, 2005, 28 of these sites had been vacated and space reductions had occurred at the remaining 20 sites. Cadence expects to pay all of the remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.
      As of April 2, 2005, Cadence’s estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 is $31.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $47.4 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

      Total restructuring costs accrued as of April 2, 2005 were $42.9 million, consisting of $17.9 million in Accounts payable and accrued liabilities and $25.0 million in Other long-term liabilities. Cadence expects to pay substantially all remaining severance and benefits and asset-related restructuring liabilities prior to 2006.
      Restructuring and other charges incurred by plan of restructuring for the three months ended April 2, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2005 Plan	$15,057	$1,507	$1,613	$18,177
2004 Plan	(172)	- - - -	- - - -	(172)
2003 Plan	- - - -	- - - -	(535)	(535)
2002 Plan	- - - -	- - - -	19	19

Total	$14,885	$1,507	$1,097	$17,489

      Restructuring and other charges incurred by plan of restructuring for the three months ended April 3, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$4,572	$91	$ - - - -	$4,663
2003 Plan	(60)	406	156	502
2002 Plan	- - - -	(25)	- - - -	(25)
2001 Plan	- - - -	- - - -	295	295

Total	$4,512	$472	$451	$5,435

      Activity for the three months ended April 2, 2005 associated with each plan of restructuring is discussed below.
2005 Restructuring
      During the three months ended April 2, 2005, Cadence initiated a plan of restructuring that reduced its workforce by approximately 230 employees and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written-off as a result of the restructuring.
      Severance and benefits expenses associated with the workforce reduction were approximately $15.1 million. All terminations and termination benefits associated with the 2005 Restructuring were communicated to the affected employees prior to April 2, 2005, with all termination benefits expected to be paid by December 31, 2005.
      Facilities-related expenses of $1.6 million include payments required under leases, net of estimated sublease income, lease buyout costs and costs to maintain the facilities during the abandonment period for facilities vacated as part of the 2005 Restructuring.
      Asset-related and other charges of $1.5 million include $1.1 million of charges associated with the 2005 Restructuring and $0.4 million of other charges. The $1.1 million of asset-related restructuring charges related to the write-off of leasehold improvements for facilities vacated and downsized under the 2005 Restructuring and disposal of excess equipment. The $0.4 million of other charges relate to disposal of other assets not associated with the restructuring.
      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the three months ended April 2, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, January 1, 2005	$ - - - -	$	- - - -	$ - - - -	$	- - - -
Restructuring and other charges, net	15,057		1,505	1,613		18,175
Non-cash charges	- - - -		(1,390)	- - - -		(1,390)
Cash charges	(7,616)		(115)	(234)		(7,965)
Effect of foreign currency translation	(37)		- - - -	(11)		(48)

Balance, April 2, 2005	$7,404	$	- - - -	$1,368		$8,772

2004 Restructuring
      Cadence recorded a net credit of $0.2 million during the three months ended April 2, 2005, which relates to reversing the portion of the severance and other benefits accrual in excess of the remaining expected obligation.
      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the three months ended April 2, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, January 1, 2005	$470	$	- - - -	$	- - - -	$470
Restructuring and other charges, net	(172)		- - - -		- - - -	(172)
Cash charges	(72)		- - - -		- - - -	(72)
Effect of foreign currency translation	(10)		- - - -		- - - -	(10)

Balance, April 2, 2005	$216	$	- - - -	$	- - - -	$216

2003 Restructuring
      During the three months ended April 2, 2005, Cadence recorded a net credit of $0.5 million related to the 2003 Restructuring, which was primarily due to changes in estimated sublease income related to vacated and downsized facilities included in the 2003 Restructuring.

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the three months ended April 2, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 1, 2005	$ - - - -	$3,549	$8,044	$11,593
Restructuring and other charges, net	- - - -	- - - -	(535)	(535)
Non-cash charges	- - - -	26	12	38
Cash charges	- - - -	- - - -	(1,217)	(1,217)
Effect of foreign currency translation	- - - -	(61)	(116)	(177)

Balance, April 2, 2005	$ - - - -	$3,514	$6,188	$9,702

2002 Restructuring and 2001 Restructuring
      The remaining accrual balances for the 2002 and 2001 Restructurings relate to lease obligations for facilities vacated and downsized included in these restructurings. The amounts recorded in these restructurings during the three months ended April 2, 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
      The following table presents the activity associated with the excess facilities components of the 2002 and 2001 Restructurings for the three months ended April 2, 2005:

	2002	2001
	Restructuring	Restructuring	Total

	(In thousands)
Balance, January 1, 2005	$9,012	$16,602	$25,614
Restructuring and other charges, net	19	- - - -	19
Cash charges	(535)	(614)	(1,149)
Effect of foreign currency translation	(4)	(233)	(237)

Balance, April 2, 2005	$8,492	$15,755	$24,247

NOTE 7.	CONTINGENCIES
     Legal Proceedings
      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
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
      The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and Cadence has protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments.
      The IRS is currently examining Cadence’s federal income tax returns for the tax years 2000 through 2002.
      Significant judgment is required in determining Cadence’s provision for income taxes. In determining the adequacy of its provision for income taxes, Cadence has assessed the likelihood of adverse outcomes resulting from these examinations, including the current IRS examination and the IRS RAR for tax years 1997 through 1999. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, Cadence cannot be certain that such amount will not be materially different than that which is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material adverse effect on its results of operations, financial position or cash flows in the period or periods recorded.

NOTE 8.	NET INCOME (LOSS) PER SHARE
      Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
      Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, in the diluted earnings per common share calculation using the if-converted method of accounting. Under that method, the Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the Notes is added back to net income (loss).

      The following table presents the calculation for the numerator and denominator used in the basic and diluted net income (loss) per share computations for the three months ended April 2, 2005 and the three months ended April 3, 2004:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands)
Basic:
Net income (loss)	$1,023	$(8,755)

Weighted average common shares outstanding	274,201	271,477

Basic net income (loss) per share	$0.00	$(0.03)

Diluted:
Net income (loss)	$1,023	$(8,755)
Effect of diluted securities:
Amortization of convertible notes transaction fees, net of tax	391	- - - -

Net income (loss) as adjusted	$1,414	$(8,755)

Weighted average common shares used to calculate basic net income (loss) per share	274,201	271,477
Convertible notes	26,837	- - - -
Options	5,473	- - - -
Restricted stock and ESPP shares	843	- - - -

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	307,354	271,477

Diluted net income (loss) per share	$0.00	$(0.03)

      The following table presents the potential shares of Cadence common stock outstanding at April 2, 2005 and April 3, 2004 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been antidilutive:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2014)	32,687	64,752
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829
Potential common shares in connection with convertible notes (expiring in 2018)	- - - -	26,837
Restricted stock	- - - -	1,958

Total potential common shares excluded	59,516	120,376

NOTE 9.	STOCKHOLDERS’ EQUITY

Stock Repurchase Plan
      In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock with a value of up to $500.0 million in the aggregate. Cadence did not repurchase any shares of its common stock under its repurchase plan during the three months ended April 2, 2005 and April 3, 2004. As of April 2, 2005, the remaining repurchase authorization under this program totaled $123.0 million.

Stock-Based and Other Deferred Compensation

Employee Stock Purchase Plans (ESPPs)
      The following table presents the common shares issued under Cadence’s ESPPs for the three months ended April 2, 2005 and April 3, 2004:

	Three Months Ended

	April 2,	April 3,
	2005	2004

Cadence shares issued under the ESPPs	2,339,815	1,990,174
Weighted average purchase price	$8.74	$8.50

Weighted average fair value	$13.33	$16.57

      The purchase dates under Cadence’s ESPPs are in February and August.

Stock-Based and Other Deferred Compensation
      At April 2, 2005, Cadence had four other stock-based employee compensation plans (excluding the director plan). Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.
      Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during the three months ended April 2, 2005 was $4.65, as compared to $6.70 during the three months ended April 3, 2004.
      For fixed awards, Cadence amortizes deferred compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, compensation expense is recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the three months ended April 2, 2005 and April 3, 2004, Cadence recorded Deferred compensation of $11.4 million and $4.0 million, respectively.
      Deferred compensation expense includes stock-based compensation expense and compensation expense associated with the net gains and losses from Cadence’s non-qualified deferred compensation plans. The following table presents the components of the Deferred compensation expense for the three months ended April 2, 2005 and April 3, 2004:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands)
Stock-based compensation	$8,005	$7,958

Gains (losses) on non-qualified deferred compensation	3,352	(3,925)

Total Deferred compensation expense	$11,357	$4,033

      The following table presents the activity recorded in Deferred compensation included in the accompanying Condensed Consolidated Balance Sheet as of April 2, 2005:

Deferred
Compensation

(In thousands)
Balance as of January 1, 2005	$(63,477)
Deferred stock compensation	8,005
Restricted stock related to incentive stock awards	(7,296)
Escrow releases and earnouts related to previously completed acquisitions	(483)
Forfeitures	1,211

Balance as of April 2, 2005	$(62,040)

      During the three months ended April 2, 2005, Cadence issued 0.5 million shares of restricted stock to certain employees. As reflected in the table above, Cadence recorded deferred stock compensation of $7.3 million in the accompanying Condensed Consolidated Balance Sheets in connection with these restricted stock awards.
NOTE 10. OTHER COMPREHENSIVE LOSS
      Other comprehensive loss includes foreign currency translation gains and losses and unrealized losses on available-for-sale marketable securities, net of related tax effects. These transactions have been excluded from Net income (loss) and are reflected instead in Stockholders’ Equity.
      The following table sets forth the activity in Other comprehensive loss:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands)
Net income (loss)	$1,023	$(8,755)
Translation gain (loss)	(831)	1,894
Unrealized loss on investments, net of related tax effects	(2,295)	(3,387)

Comprehensive loss	$(2,103)	$(10,248)

NOTE 11. SEGMENT AND GEOGRAPHY REPORTING
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO.
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

      Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the customer is domiciled. Long-lived assets are attributed to geography based on the country where the assets are located.
      The following table presents a summary of revenue by geography:

	For the
	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands)
North America:
United States	$127,669	$135,284
Other North America	7,525	5,913

Total North America	135,194	141,197

Europe:
Germany	12,316	13,382
United Kingdom	7,340	7,296
Other Europe	25,699	21,055

Total Europe	45,355	41,733

Japan and Asia:
Japan	89,075	58,228
Asia	22,913	24,566

Total Japan and Asia	111,988	82,794

Total	$292,537	$265,724

      The following table presents a summary of long-lived assets by geography:

	As of

	April 2,	January 1,
	2005	2005

	(In thousands)
North America:
United States	$1,439,806	$1,442,653
Other North America	3,302	3,361

Total North America	1,443,108	1,446,014

Europe	92,661	97,022

Japan and Asia:
Japan	34,261	35,780
Asia	14,252	13,864

Total Japan and Asia	48,513	49,644

Total	$1,584,282	$1,592,680

      For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect, and Services and other. The following table summarizes the revenue attributable to these categories for the periods presented:

	For the
	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In thousands)
Functional Verification	$59,390	$52,463
Digital IC Design	77,300	67,355
Custom IC Design	67,967	71,258
Design for Manufacturing	27,500	16,555
System Interconnect	27,937	25,729
Services and other	32,443	32,364

Total	$292,537	$265,724

      One customer accounted for 14% of total revenue for the three months ended April 2, 2005. No one customer accounted for more than 10% of total revenue during the three months ended April 3, 2004.
NOTE 12. SUBSEQUENT EVENT
      On April 7, 2005, Cadence acquired Verisity Ltd., or Verisity, an Israeli corporation. Verisity is a provider of verification process automation solutions. Cadence acquired Verisity in an all-cash transaction for a net purchase price of approximately $268.0 million. The net purchase price consists of payments to stockholders of $315.0 million, or $12.00 for each outstanding share of Verisity stock, and approximately $17.0 million of acquisition costs, offset by approximately $64.0 million of cash received from Verisity in the acquisition. This merger will be accounted for under the purchase method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Factors That May Affect Future Results,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview

General
      We develop electronic design automation, or EDA, software, intellectual property and software technology and we license software, sell or license intellectual property, sell or lease hardware technology and provide design and methodology services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronics systems.
      As part of our strategy, we have acquired companies, businesses and third party intellectual property to obtain technology and key personnel, and we expect to continue making acquisitions in the future.
      During the last decade, the worldwide communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases, enabling die-per-wafer volume increases and greater complexity for providers of electronic devices. At the same time, the development of ICs with greater functionality complicates effective integration of components into complete electronics systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA products and services providers. In response to these challenges, we have initiated significant restructuring activities over the past several years, including during the three months ended April 2, 2005, to better align our cost structure with projected demand for our products and services and their resulting projected revenues.
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

Acquisition-Related Earnouts
      For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition.
      In the three months ended April 2, 2005, we recorded $20.8 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $20.8 million of goodwill consisted of $1.4 million of cash payments made, $18.1 million accrued for future cash payments, and the issuance of 0.1 million shares of our common stock valued at $1.3 million.
      In connection with our acquisitions completed prior to April 2, 2005, we may be obligated to pay up to an aggregate of $40.0 million in cash during the next 12 months and an additional $37.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
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
Revenue recognition
      We apply the provisions of Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of Statement of Financial Accounting Standards, or SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.
      We license software using three different license types:

•	Subscription licenses – software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified technology in the future. In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product.

•	Term licenses – software licensed for a specific time period, generally two to three years, with no rights to return and, generally, limited rights to exchange the licensed software. In general, revenue associated with term licenses is recognized upon the effective date of the license and delivery of the licensed product.

•	Perpetual licenses – software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the effective date of the license and delivery of the licensed product.
      Persuasive evidence of an arrangement – Generally, we use the customer signed contract as evidence of an arrangement for subscription and term licenses and hardware leases. If a customer signed contract does not exist, we have historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
      Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Occasionally, we will deliver the software on a compact disc with standard transfer terms of free-on-board shipping point. Our software license agreements generally do not contain conditions for acceptance. With respect to hardware, delivery of an entire system is deemed to occur upon its successful installation.
      Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. In our assessment of whether a fee is fixed or determinable, we use installment contracts that extend up to a maximum of five years from the contract date for certain term and subscription licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services. Our installment contracts that do not include a substantial up front payment have payment periods that are equal to or less than the term of the licenses and the payments are collected quarterly in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
      Significant judgment is involved in assessing whether a fee is fixed or determinable, including assessing whether a contract amendment constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on our results of operations.
      Collection is probable – We have concluded that collection is not probable for license arrangements executed with entities in certain countries. For all other countries, we assess collectibility at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on our results of operations.
      Vendor-Specific Objective Evidence of Fair Value – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements in the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as elements are delivered. Our experience has been that we are able to estimate VSOE. While we do not expect that experience to change, if we could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until we have VSOE for the undelivered elements or all elements are delivered, whichever is earlier. Such a change could have a material impact on our results of operations.
      Finance Fee Revenue – Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented 2% of total revenue for the three months ended April 2, 2005 and 1% of total revenue for the three months ended April 3, 2004.
      Services Revenue – Services revenue consists primarily of revenue received for performing methodology and design services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.
Accounting for income taxes
      We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109, and Financial Accounting Standards Board Interpretation No. 18, or FIN No. 18, “Accounting For Income Tax in Interim Periods (An Interpretation of APB Opinion No. 28)”. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. FIN No. 18 specifies that tax payable (or tax benefit) for an interim period related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax payable (or tax benefit) related to all items other than ordinary income (or loss) shall be individually computed and recognized when items occur. Estimates of the annual effective tax rate at the end of interim periods are based on our evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
      We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account estimates of the annual pre-tax book income and the geographic mix of income, current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in our estimates of the geographic mix of income or the annual pre-tax income, tax laws or our interpretation of tax laws and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates, relating to the value of our net deferred tax assets, take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our results of operations and financial position.

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

Restructuring charges
      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Since fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”
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
      A substantial portion of our software product licenses are subscription licenses. As a result, we expect that our revenue will be less susceptible to short-term fluctuations in volume than if more of our licenses were of the term or perpetual type. Because a substantial portion of our revenue is recognized over multiple periods, we do not believe that pricing volatility has been a material component of the change in our product revenue from period to period, and we have not analyzed changes in pricing on a company-wide basis from one period to the next.
      The amount of product revenue recognized in future periods will depend, among other things, on the terms and timing of our contract renewals or additional product sales with existing customers, the size of such transactions or renewals, and sales to new customers.
      Product revenue recognized in any period is affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of product revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in contractual arrangements (e.g., subscription to term) with existing customers. The dollar size and duration of contracts, and consequently product revenues recognized, are also affected by the competitiveness of our products.
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
      Digital IC Design: Products in this group, which include the Encountertm digital IC design platform, are used to accurately convert the high-level, logical specification of a digital integrated circuit into a detailed physical blueprint and then detailed design information of how the integrated circuit will be physically implemented. This data is used for creation of the photomasks used in chip manufacture.
      Custom IC Design: Our custom design products, which include the Virtuoso® custom design platform, are used for integrated circuits that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks, and standard cell libraries. Detailed design information of how the integrated circuit will be physically implemented is used for creation of the photomasks used in chip manufacture.
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

Revenue by Quarter
      The table below shows our revenue for the three months ended April 2, 2005 and April 3, 2004:

	Three Months Ended

	April 2,	April 3,
	2005	2004	% Change

	(In millions, except
	percentages)
Product	$173.4	$154.7	12%
Services	32.4	32.4	0%
Maintenance	86.7	78.6	10%

Total revenue	$292.5	$265.7	10%

      Product and maintenance revenue were higher in the three months ended April 2, 2005, as compared to the three months ended April 3, 2004, primarily because of increased revenue from licenses for Functional Verification, Digital IC and Design for Manufacturing products.

Revenue by Product Group
      The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended

	April 2,	January 1,	October 2,	July 3,	April 3,
	2005	2005	2004	2004	2004

Functional Verification	20%	19%	18%	20%	20%
Digital IC Design	27%	27%	24%	21%	25%
Custom IC Design	23%	27%	27%	24%	27%
Design for Manufacturing	9%	8%	12%	9%	6%
System Interconnect	10%	9%	8%	9%	10%
Services and other	11%	10%	11%	17%	12%

Total	100%	100%	100%	100%	100%

      In the three months ended July 3, 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Condensed Consolidated Statement of Operations.
Revenue by Geography

	Three Months Ended

	April 2,	April 3,
	2005	2004	% Change

	(In millions, except
	percentages)
United States	$127.7	$135.3	(6)%
Other North America	7.5	5.9	27%

Total North America	135.2	141.2	(4)%

Europe	45.3	41.7	9%

Japan	89.1	58.2	53%
Asia	22.9	24.6	(7)%

Total Japan and Asia	112.0	82.8	35%

Total revenue	$292.5	$265.7	10%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended

	April 2,	April 3,
	2005	2004

United States	44%	51%
Other North America	3%	2%
Europe	15%	16%
Japan	30%	22%
Asia	8%	9%

      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.” In the three months ended April 2, 2005, one customer in Japan accounted for 14% of our consolidated revenue.
      Changes in foreign currency exchange rates caused our revenue to increase by $3.4 million in the three months ended April 2, 2005, as compared to the three months ended April 3, 2004, primarily due to a strengthening of the Japanese yen in relation to the U.S. dollar.
Cost of Revenue

	Three Months Ended

	April 2,	April 3,
	2005	2004	% Change

	(In millions, except
	percentages)
Product	$21.9	$18.5	18%
Services	22.5	23.1	(3)%
Maintenance	14.3	13.7	4%
Cost of Revenue as a Percent of Related Revenue

	Three Months Ended

	April 2,	April 3,
	2005	2004

Product	13%	12%
Services	69%	71%
Maintenance	16%	17%
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
      A summary of Cost of product is as follows:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In millions)
Product related costs	$7.9	$9.3
Amortization of acquired intangibles	14.0	9.2

Total Cost of product	$21.9	$18.5

      Cost of product increased $3.4 million in the three months ended April 2, 2005, as compared to the three months ended April 3, 2004, primarily due to an increase of $4.8 million in amortization of intangible assets, partially offset by a $1.2 million decrease in royalty expenses.

      Cost of product in the future will depend primarily upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given period.
      Cost of services primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased $0.6 million in the three months ended April 2, 2005, as compared to the three months ended April 3, 2004, primarily due to a decrease in salary and benefit costs resulting from decreases in the number of employees in our services business.
      Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, certain employees and documentation of maintenance updates. Cost of maintenance revenue increased $0.6 million in the three months ended April 2, 2005, as compared to the three months ended April 3, 2004, due to a $0.6 million increase in salary and benefit costs.
Operating Expenses

	Three Months Ended

	April 2,	April 3,
	2005	2004	% Change

	(In millions, except
	percentages)
Marketing and sales	$79.7	$81.2	(2)%
Research and development	90.4	87.2	4%
General and administrative	25.9	20.0	30%

Total operating expenses	$196.0	$188.4	4%

Expenses as a Percent of Total Revenue

	Three Months Ended

	April 2,	April 3,
	2005	2004

Marketing and sales	27%	31%
Research and development	31%	33%
General and administrative	9%	8%
Operating Expense Summary
      Overall operating expenses increased by $7.6 million in the three months ended April 2, 2005, as compared to the same period in 2004, primarily due to an increase in bonus expense as a result of greater progress towards the achievement of certain bonus objectives.
      Foreign currency exchange rates increased operating expenses by $1.7 million in the three months ended April 2, 2005, as compared to the same period in 2004, primarily due to the strengthening of the euro, British pound and Japanese yen in relation to the U.S. dollar.
Marketing and Sales
      Marketing and sales expense decreased $1.5 million in the three months ended April 2, 2005, as compared to the same period in 2004. The decrease in Marketing and sales expense in the three months ended April 2, 2005 is primarily due to a decrease of $0.7 million in commissions, employee salaries and benefits as compared to 2004.

Research and Development
      Research and development expense increased $3.2 million in the three months ended April 2, 2005, as compared to the same period in 2004, primarily due to a $4.7 million increase in salaries and benefits, partially offset by a $1.2 million reduction in depreciation expense.
General and Administrative
      General and administrative expense increased $5.9 million in the three months ended April 2, 2005, as compared to the same period in 2004, primarily due to a $3.0 million increase in salaries and benefits, an increase of $1.4 million in the loss on the sales of receivables and an increase of $1.3 million related to our use of outside services.
Amortization of Acquired Intangibles

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In millions)
Amortization of acquired intangibles	$10.6	$15.9
      Amortization of acquired intangibles decreased $5.3 million in the three months ended April 2, 2005, as compared to the same period in 2004, primarily due to a $5.2 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior year acquisitions.
Deferred Compensation

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In millions)
Deferred compensation	$11.4	$4.0
      We amortize deferred compensation related to fixed awards using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned.
      Deferred compensation increased $7.4 million for the three months ended April 2, 2005, as compared to the same period in 2004, due to a $7.3 million increase in deferred compensation expense related to our Non-Qualified Deferred Compensation Plan, and a $2.9 million increase in the amortization of deferred compensation related to restricted stock grants. This increase was partially offset by a $2.8 million decrease in the amortization of deferred compensation primarily related to our previously completed acquisitions.
Restructuring and Other Charges
      We have initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated each year from 2001 through 2004, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring and 2004 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, in order to align our cost structure with expected revenues. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 and 2004 Restructurings were targeted at reducing costs throughout the company.

      During the three months ended April 2, 2005 we initiated a new plan of restructuring, or the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company in order to align our cost structure with expected revenue.
      A summary of restructuring and other charges by plan of restructuring for the three months ended April 2, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2005 Plan	$15.1	$1.5	$1.6	$18.2
2004 Plan	(0.2)	- - - -	- - - -	(0.2)
2003 Plan	- - - -	- - - -	(0.5)	(0.5)

Total	$14.9	$1.5	$1.1	$17.5

      A summary of restructuring and other charges by plan of restructuring for the three months ended April 3, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$4.6	$0.1	$ - - - -	$4.7
2003 Plan	(0.1)	0.4	0.2	0.5
2001 Plan	- - - -	- - - -	0.3	0.3

Total	$4.5	$0.5	$0.5	$5.5

      Frequently, asset impairments are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.
      Closure and space reduction costs included payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, and costs to maintain facilities during the abandonment period. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing all or part of a building, certain assumptions were made related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.
      As of April 2, 2005, our estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 is $31.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $47.4 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $86.3 million related to reducing space in or the closing of 48 sites, of which 28 have been vacated and 20 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.
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

      The following is further discussion of the activity under each restructuring plan:
      2005 Restructuring – During the three months ended April 2, 2005, we initiated a plan of restructuring that reduced our workforce by approximately 230 employees and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with vacated facilities, and charges for assets written off as a result of the restructuring.
      Severance and benefits expenses associated with the workforce reduction were approximately $15.1 million. All terminations and termination benefits associated with the 2005 Restructuring were communicated to the affected employees prior to April 2, 2005, with all termination benefits expected to be paid by December 31, 2005.
      Facilities-related expenses of $1.6 million include payments required under leases, net of estimated sublease income, lease buyout costs, and costs to maintain the facilities during the abandonment period for facilities vacated as part of the 2005 Restructuring.
      Asset-related and other charges of $1.5 million includes $1.1 million of charges associated with the 2005 Restructuring and $0.4 million of other charges. The $1.1 million of asset-related restructuring charges related to the write-off of leasehold improvements for facilities vacated and downsized under the 2005 Restructuring and disposal of excess equipment. The $0.4 million of other charges relate to disposal of other assets not associated with the restructuring.
      We expect ongoing annual savings of approximately $32.8 million related to this plan of restructuring. We also expect to incur an additional $1.0 million to $2.0 million of future costs in connection with the 2005 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2004 Restructuring – We recorded a net credit of $0.2 million during the three months ended April 2, 2005, which relates to reversing the severance and other benefits accrual in excess of the remaining expected obligation.
      2003 Restructuring – During the three months ended April 2, 2005, we recorded a net credit of $0.5 million related to the 2003 Restructuring which was primarily due to changes in estimated sublease income related to vacated and downsized facilities included in the 2003 Restructuring.
      2002 Restructuring and 2001 Restructuring – There were no significant charges recorded for the 2002 Restructuring and the 2001 Restructuring during the three months ended April 2, 2005.
Other income (expense), net
      Other income (expense), net, for the three months ended April 2, 2005 and April 3, 2004 is as follows:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In millions)
Interest income	$3.0	$1.0
Gain on foreign exchange	0.6	1.0
Equity in loss from investments, net	(2.4)	(6.3)
Gain (loss) on trading securities held in connection with non-qualified deferred compensation plans	4.5	(3.9)
Other gain (loss)	(1.2)	1.9

Other income (expense), net	$4.5	$(6.3)

      In the three months ended April 2, 2005, Other loss of $1.2 million was comprised of $6.2 million of impairments of non-marketable securities and $0.7 million of Other loss, net, partially offset by $4.5 million of gain on the sale of marketable securities and $1.2 million of gain on the sale of non-marketable securities. In the three months ended April 3, 2004, Other income of $1.9 million was comprised of $3.3 million of gain on the sale of marketable securities and $1.3 million of gain on the sale of non-marketable securities, partially offset by $1.9 million of impairments of marketable and non-marketable securities and $0.8 million of Other loss, net.
      Equity in loss from investments, net, reflects our proportional share of the net losses of the investee companies for which we account for our investment using the equity method of accounting. Additional information about our investments for which we use the equity method of accounting can be found in Note 5 to our Condensed Consolidated Financial Statements.
Income Taxes
      The following table presents the provision (benefit) for income taxes and the effective tax rate for the three months ended April 2, 2005 and April 3, 2004:

	Three Months Ended

	April 2,	April 3,
	2005	2004

	(In millions, except
	percentages)
Provision (benefit) for income taxes	$0.5	$(2.5)
Effective tax rate	32.0%	22.0%
      Based upon current estimates, we project the effective tax rate for the fiscal year ending December 31, 2005 will be approximately 32%. Our effective tax rate increased for the three months ended April 2, 2005, compared to the three months ended April 3, 2004, primarily due to a reduced benefit from foreign income taxed at a lower rate than the U.S. federal statutory rate.
      We currently intend to indefinitely reinvest our undistributed foreign earnings and, accordingly, have not provided for the U.S. or foreign taxes that would be incurred if such earnings were repatriated to the U.S. The American Job Creation Act, or AJCA, enacted on October 22, 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. Although no decision has been made regarding repatriation of foreign earnings under the AJCA, we may elect to apply this provision to qualifying earnings repatriated during fiscal 2005. We are currently evaluating the merits of repatriating funds under the AJCA and expect to complete this evaluation by October 1, 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $550.0 million. We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, have not provided for income taxes on these undistributed earnings. If we decide to repatriate foreign earnings in a future period, we will be required to recognize income tax expense related to the federal, state, and local and foreign income taxes that we would incur on the repatriated earnings when the decision is made. We are currently unable to reasonably estimate the possible range of income tax effects of such repatriation.
      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of

Deficiency, and we have protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments.
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
Liquidity and Capital Resources

	As of

	April 2,	January 1,	%
	2005	2005	Change

	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$683.3	$593.0	15%
Working Capital	$586.6	$521.0	13%

	For the Three Months Ended

	April 2,	April 3,	%
	2005	2004	Change

	(In millions, except percentages)
Cash provided by operating activities	$67.0	$59.7	12%
Cash provided by (used for) investing activities	$99.4	$(62.9)	258%
Cash provided by financing activities	$39.6	$38.1	4%
Cash, cash equivalents and short-term investments
      As of April 2, 2005, our principal sources of liquidity consisted of $683.3 million of Cash and cash equivalents and Short-term investments, as compared to $593.0 million at January 1, 2005. The primary sources of our cash in the first three months of 2005 were customer payments under software licenses and from the sale or lease of our hardware products, payments for design and methodology services, proceeds from the sale of receivables and from the exercise of stock options and common stock purchases under our employee stock purchase plans. Our primary uses of cash in the first three months of 2005 consisted of payments relating to payroll, product, services and other operating expenses, and taxes.
Net working capital
      As of April 2, 2005, we had net working capital of $586.6 million, as compared with $521.0 million as of January 1, 2005. The increase in net working capital from January 1, 2005 to April 2, 2005 was primarily due to the increase in Cash and cash equivalents and Short-term investments of $90.3 million, an increase in Prepaid expenses and other of $7.6 million, a decrease in Accounts payable and accrued liabilities of

$46.3 million and a decrease in Current portion of deferred revenue of $17.1 million, partially offset by a decrease in Receivables, net, of $95.0 million.
Cash flows from operating activities
      Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements. For a term license in which revenue is recognized upon delivery, payment of a substantial portion of the total fee must be paid in the first year of the license. Our installment contracts that do not include a substantial up front payment have payment periods that are equal to or less than the term of the licenses and the payments are generally collected quarterly in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the first three months of 2005, we transferred accounts receivable totaling $40.9 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $5.1 million during the first three months of 2004.
      Net cash provided by operating activities increased by $7.3 million, to $67.0 million, during the first three months of 2005, as compared to $59.7 million net cash provided by operating activities during the first three months of 2004. The increase is primarily due to an increase in net income of $9.8 million, an increase in Proceeds from the sale of receivables of $35.8 million, a net increase in cash received from collection of Receivables and Installment contract receivables of $17.2 million and a change in Other long-term liabilities of $9.9 million, partially offset by an increase in payments of Accounts payable and accrued liabilities of $46.0 million and a reduction of Deferred revenue of $16.6 million.
Cash flows from investing activities
      We have reclassified the purchases and sales of our auction rate securities in our Condensed Consolidated Statements of Cash Flow, which decreased Cash flows from investing activities by $45.7 million for the three months ended April 3, 2004.
      Our primary investing activities consisted of purchasing property, plant and equipment, purchasing software licenses, purchases and proceeds from short-term investments and investing in venture capital partnership and equity investments. During the three months ended April 2, 2005, these activities combined provided $86.2 million of cash provided by investing activities, as compared to $69.8 million of cash used for investing activities in the three months ended April 3, 2004. Net cash provided by the sale of our auction rate securities was $108.3 million in the three months ended April 2, 2005, compared to net cash used for the purchases of auction rate securities of $45.7 million in the three months ended April 3, 2004.
      As part of our overall investment strategy, we are a limited partner in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos).
      We and certain of our deferred compensation trusts are the sole limited partners of Telos I and Telos III, and we are the sole limited partner of Telos II. The partnership agreements governing Telos I, Telos II and Telos III, which are substantially the same, require us to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with us, manages the partnerships but may be removed by us without cause at any time. For all three partnerships, the advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are our Chairman of the Board of Directors and two independent members of our Board of Directors.
      As of April 2, 2005, we had contributed $117.0 million to these partnerships and are contractually committed to contribute to them up to an additional $47.9 million. Actual future contributions will depend upon the level of investments made by Telos. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005, in the case of Telos II is July 3, 2012, and, in the case of Telos III is June 1, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.
      On April 7, 2005, we completed our acquisition of Verisity Ltd., or Verisity, in an all-cash transaction for a net purchase price of approximately $268.0 million. The net purchase price consisted of payments to stockholders of $315.0 million, or $12.00 for each outstanding share of Verisity stock, and approximately $17.0 million of acquisition costs, offset by approximately $64.0 million of cash received from Verisity in the acquisition.
Cash flows from financing activities
      Net cash provided by financing activities was $39.6 million in the first three months of 2005, as compared to $38.1 million for the first three months of 2004. During the first three months of 2005, our primary source of cash from financing activities was $39.6 million of Proceeds from the issuance of common stock upon exercise of stock options and exercise of rights under our employee stock purchase programs, compared to $40.4 million in the first three months of 2004. During the first three months of 2004, our primary use of cash from financing activities was the payment of $2.1 million of convertible notes issuance costs.
      We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program. We may also consider additional hedging transactions if opportunities become available.
Other Factors Affecting Liquidity and Capital Resources
      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered indefinitely invested outside of the United States. As of April 2, 2005, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.
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
      We received an RAR from the IRS in which the IRS proposes to assess an aggregate tax deficiency for the tax years 1997 through 1999 of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest with the IRS to certain of the proposed adjustments. We are challenging these proposed adjustments vigorously. While we are protesting certain of the proposed adjustments, we cannot predict with certainty the ultimate outcome of the proposed tax deficiency, including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved. The IRS may also make similar claims for tax returns filed for years subsequent to 1999 and the IRS is currently examining our federal tax returns for the tax years 2000 through 2002.
      In the three months ended April 2, 2005, we initiated a plan of restructuring that reduced our workforce by approximately 230 employees. This resulted in restructuring and other charges of $17.5 million. We made $8.0 million of cash payments in the three months ended April 2, 2005 related to this restructuring. We expect ongoing annual savings of approximately $32.8 million related to this plan of restructuring. We expect to incur an additional $5.0 million to $8.0 million of future costs in connection with our restructuring activities in subsequent periods through 2006, primarily for facilities-related charges in connection with the 2003 and 2005 Restructurings, which amounts will be expensed as incurred.
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
      In connection with our acquisitions completed prior to April 2, 2005, we may be obligated to pay up to an aggregate of $40.0 million in cash during the next 12 months and an additional $37.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      As of April 2, 2005, the primary components of Other long-term liabilities of $308.6 million are $45.8 million of deferred compensation, $25.0 million of accrued restructuring charges, and $237.8 million related to indemnity holdbacks from acquisitions, earnout payments relating to acquisitions and deferred tax liabilities.
      We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. See “Stock-Based Incentive Compensation” of Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended April 2, 2005 and April 3, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption will have a significant impact on our Condensed Consolidated Statements of Operations.

Factors That May Affect Future Results
      Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.
     Risks Related to Our Business
We are subject to the cyclical nature of the integrated circuit and electronics systems industries, and any downturn in these industries may reduce our revenue.
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
      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production, which has resulted in reduced research and development spending by many of our customers. Many of these companies appear to have experienced a gradual recovery in the second half of 2003, in 2004 and in the three months ended April 2, 2005, but they have continued to spend cautiously. Any economic downturn in the industries we serve could harm our business, operating results and financial condition.
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
      The industries in which we compete experience rapid silicon technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the transistor length, which is shrinking from 130 nanometers to 90 nanometers to 65 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the nanometer range.
•	The ability to design system-on-a-chip devices, or SoCs, increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-

quality design IP that can be reliably incorporated into a customer’s design with Cadence IC implementation products and services could reduce demand for our products and services.
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

      If we are unable to respond quickly and successfully to these developments and the evolution of these changes, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must develop or acquire new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. We cannot guarantee that we will be successful in this effort.
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
      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisitions will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with Cadence which may dissuade them from licensing or buying products acquired by Cadence after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited previous experience.
      In a number of our acquisitions, we have agreed to make future cash payments, or earnouts, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business and also incentive stock or option grants to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.
      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In the three months ended April 2, 2005, Cadence recorded $20.8 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $20.8 million of goodwill consisted of $1.4 million of cash payments made, $18.1 million accrued for future cash payments, and the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million.
      In connection with our acquisitions completed prior to April 2, 2005, we may be obligated to pay up to an aggregate of $40.0 million in cash during the next 12 months and an additional $37.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
Our failure to attract, train, motivate and retain key employees may make us less competitive in our industries and therefore harm our results of operations.
      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions continue to improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” during our first quarter of 2006 will result in additional compensation expense. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results.
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
      There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be forced to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results and financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being forced to enter into a license agreement with unfavorable terms could seriously harm our business, operating results and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

•	Pay damages, license fees or royalties to the party claiming infringement;
•	Stop licensing products or providing services that use the challenged intellectual property;
•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•	Redesign the challenged technology, which could be time-consuming and costly, or not be accomplished.
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

      As part of our recent restructuring activities, we have reduced the workforce in certain revenue-generating portions of our business, particularly in our services business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues.
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
      During the three months ended April 2, 2005, we initiated a new plan of restructuring. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.
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
      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% for the three months ended April 2, 2005 and 49% for the three months ended April 3, 2004. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and the British pound, have had, and may in the future have, a harmful effect on our revenue and operating results.
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
Our operating results could be adversely affected as a result of changes in our effective tax rates.
      Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the U.S. statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including certain stock compensation; write-offs of acquired in-process research and development and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws;
•	New accounting standards or interpretations of such standards; or
•	A change in our decision to indefinitely reinvest undistributed foreign earnings.
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
      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.
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
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Condensed Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. See “Stock-Based Compensation” of Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended April 2, 2005 and April 3, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse effect on our Condensed Consolidated Statements of Operations and net income (loss) per share.

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
      We have a substantial level of debt. As of April 2, 2005, we had $420.0 million of outstanding indebtedness from the Notes that we issued in August 2003. The level of our indebtedness, among other things, could:

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
      The terms of the Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 26.8 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145.00% or more over specified periods, basic earnings per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders may require us to repurchase for cash all or any portion of their notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount.
      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of April 2, 2005, none of the conditions allowing holders of the Notes to convert had been met.
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
      We entered into convertible notes hedge transactions with JP Morgan Chase Bank, an affiliate of one of the initial purchasers of the Notes, at the time of issuance of the Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Notes. We also entered into warrant transactions. In connection with our convertible notes hedge and warrant transactions, JP Morgan Chase Bank or its affiliates purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. This entity or its affiliates is likely to modify its hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Notes. In addition, subject to movement in the trading price of our common stock, if the convertible notes hedge transactions settle in our favor, we could be exposed to credit risk related to the other party.
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
      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at April 2, 2005.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial Paper – fixed rate	$397.5	2.83%
Cash – variable rate	167.8	0.66%
Cash equivalents – variable rate	60.3	1.90%
Cash – fixed rate	8.2	1.50%

Total interest-bearing instruments	633.8	2.15%

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
      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, the unrealized gains and losses are recognized in Other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities.
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
      The table below provides information, as of April 2, 2005, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to June 17, 2005.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$171.8	105.29
Euro	15.3	0.75
British pound sterling	8.5	0.52
Canadian dollars	8.2	1.19
Taiwan dollars	7.1	30.9
Other	9.4	- - - -

	$220.3

Estimated fair value	$2.7

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
      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of April 2, 2005, the estimated fair value of the options acquired in the convertible notes hedge transactions was $119.9 million.
      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of April 2, 2005, the estimated fair value of the warrants sold was $40.7 million.
      For additional discussion of the Notes, see “Liquidity and Capital Resources” above.
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
      The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Condensed Consolidated Financial Statements, was $26.5 million as of April 2, 2005 and $35.9 million as of January 1, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.
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
      Our investments in non-marketable equity securities had a carrying amount of $36.6 million as of April 2, 2005 and $45.7 million as of January 1, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2005.
      The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
      Based on their evaluation as of April 2, 2005, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended April 2, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
      Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.
      While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     A. Recent Sales of Unregistered Securities:
      In connection with our acquisition of DSM Technologies, Inc., or DSM, completed in January 2002, we issued to former DSM shareholders an additional 90,900 shares of our common stock on February 24, 2005 based on the attainment of certain performance goals. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended because the terms and condition of the issuance were approved by the California Department of Corporations after a hearing on the fairness of such terms and conditions.
     B. Stock Repurchases:
      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended April 2, 2005:

				Maximum Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price	Announced	Publicly Announced
	Purchased*	Per Share	Plans or Programs	Plans or Programs*

Period
January 2, 2005 – February 5, 2005	118,124	$13.24	- - - -	$123.0
February 6, 2005 –March 5, 2005	6,392	13.35	- - - -	$123.0
March 6, 2005 –April 2, 2005	6,321	14.24	- - - -	$123.0

Total	130,837	$13.29	- - - -

      * All shares repurchased during the three months ended April 2, 2005 represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not represent shares purchased as part of our publicly announced repurchase program.
Item 3. Defaults Upon Senior Securities
      None.
Item 4. Submission of Matters to a Vote of Security Holders
      None.
Item 5. Other Information
      None.

Item 6. Exhibits
(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	Executive Transition and Release Agreement between Cadence Design Systems, Inc. and Lavi Lev, entered into on January 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2005).
10.02	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: May 10, 2005	By: /s/ Michael J. Fister
----------------------------------------	---------------------------------------------
Michael J. Fister President, Chief Executive Officer and Director

DATE: May 10, 2005	By: /s/ William Porter
----------------------------------------	----------------------------------------
William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	Executive Transition and Release Agreement between Cadence Design Systems, Inc. and Lavi Lev, entered into on January 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2005).
10.02	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.