Form 10-Q
period 2005-07-02
CADENCE DESIGN SYSTEMS INC
filed 2005-08-08
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  X      No
      On July 2, 2005, 277,945,420 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	July 2,	January 1,
	2005	2005

Current Assets:
Cash and cash equivalents	$543,555	$448,517
Short-term investments	22,951	144,491
Receivables, net of allowances of $12,734 and $12,734, respectively	297,252	384,114
Inventories	22,089	20,481
Prepaid expenses and other	82,293	72,312

Total current assets	968,140	1,069,915
Property, plant and equipment, net of accumulated depreciation of $518,087 and $498,424, respectively	353,541	390,367
Goodwill	1,237,906	995,065
Acquired intangibles, net	202,043	195,655
Installment contract receivables	68,034	96,038
Other assets	234,205	242,799

Total Assets	$3,063,869	$2,989,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$257,953	$277,992
Current portion of deferred revenue	283,275	270,966

Total current liabilities	541,228	548,958

Long-Term Liabilities:
Long-term portion of deferred revenue	21,711	20,847
Convertible notes	420,000	420,000
Other long-term liabilities	309,009	300,064

Total long-term liabilities	750,720	740,911

Stockholders’ Equity:
Common stock and capital in excess of par value	1,171,935	1,091,216
Deferred stock compensation	(66,833)	(63,477)
Retained earnings	642,334	640,828
Accumulated other comprehensive income	24,485	31,403

Total stockholders’ equity	1,771,921	1,699,970

Total Liabilities and Stockholders’ Equity	$3,063,869	$2,989,839

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Revenue:
Product	$201,844	$165,286	$375,253	$320,023
Services	29,386	37,253	61,829	69,617
Maintenance	89,681	84,540	176,366	163,163

Total revenue	320,911	287,079	613,448	552,803

Costs and Expenses:
Cost of product	22,161	15,043	44,094	33,557
Cost of services	23,283	23,295	45,771	46,394
Cost of maintenance	14,882	13,465	29,149	27,170
Marketing and sales	86,572	80,172	166,266	161,395
Research and development	91,418	91,090	181,804	178,241
General and administrative	36,183	20,125	62,116	40,129
Amortization of acquired intangibles	14,677	16,021	25,288	31,931
Deferred compensation(A)	8,635	8,028	19,992	12,061
Restructuring and other charges	13,514	2,929	31,003	8,364
Write-off of acquired in-process technology	9,400	7,000	9,400	7,000

Total costs and expenses	320,725	277,168	614,883	546,242

Income (loss) from operations	186	9,911	(1,435)	6,561
Interest expense	(1,345)	(1,699)	(2,726)	(3,256)
Other income (expense), net	2,182	(3,461)	6,689	(9,779)

Income (loss) before provision (benefit) for income taxes	1,023	4,751	2,528	(6,474)
Provision (benefit) for income taxes	540	948	1,022	(1,522)

Net income (loss)	$483	$3,803	$1,506	$(4,952)

Basic net income (loss) per share	$0.00	$0.01	$0.01	$(0.02)

Diluted net income (loss) per share	$0.00	$0.01	$0.01	$(0.02)

Weighted average common shares outstanding – – basic	277,000	272,362	275,603	272,210

Weighted average common shares outstanding – – diluted	310,822	305,482	309,506	272,210

(A) Deferred compensation would be further classified as follows:
Cost of services	$(295)	$220	$533	$73
Marketing and sales	2,528	1,879	5,249	3,419
Research and development	4,952	3,561	9,587	7,549
General and administrative	1,450	2,368	4,623	1,020

	$8,635	$8,028	$19,992	$12,061

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	July 2,	July 3,
	2005	2004

Cash and Cash Equivalents at Beginning of Period	$448,517	$309,175

Cash Flows from Operating Activities:
Net income (loss)	1,506	(4,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,405	92,870
Deferred compensation	19,992	12,061
Equity in loss from investments, net	4,704	12,370
Gain on investments, net	(11,858)	(3,206)
Write-down of investment securities	7,106	1,924
Write-off of acquired in-process technology	9,400	7,000
Non-cash restructuring and other charges	1,874	- - - -
Proceeds from the sale of receivables	111,452	5,149
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(23)	1,268
Other non-cash items	(48)	(263)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	61,070	(174)
Installment contract receivables	(60,062)	43,741
Inventories	(245)	(7,218)
Prepaid expenses and other	(1,053)	(5,968)
Other assets	265	1,050
Accounts payable and accrued liabilities	(38,737)	(12,789)
Deferred revenue	11,503	1,885
Other long-term liabilities	(16,269)	16,272

Net cash provided by operating activities	195,982	161,020

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	13,200	3,557
Proceeds from sale of short-term investments	289,225	279,760
Purchases of short-term investments	(180,975)	(301,360)
Proceeds from the sale of long-term investments	5,019	6,942
Proceeds from the sale of property, plant and equipment	33,625	3,625
Purchases of property, plant and equipment	(33,261)	(33,688)
Purchases of software licenses	- - - -	(650)
Investment in venture capital partnerships and equity investments	(6,934)	(13,417)
Cash paid in business combinations, net of cash acquired	(277,441)	(96,803)

Net cash used for investing activities	(157,542)	(152,034)

Cash Flows from Financing Activities:
Principal payments on capital leases	(51)	(321)
Payment of convertible notes issuance costs	- - - -	(1,920)
Proceeds from issuance of common stock	51,915	45,866
Purchases of treasury stock	- - - -	(69,846)

Net cash provided by (used for) financing activities	51,864	(26,221)

Effect of exchange rate changes on cash and cash equivalents	4,734	831

Increase (decrease) in cash and cash equivalents	95,038	(16,404)

Cash and Cash Equivalents at End of Period	$543,555	$292,771

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
      Cadence reclassified $97.0 million of its auction rate securities from Cash and cash equivalents to Short-term investments as of July 3, 2004. This reclassification decreased Cash flows from investing activities by $97.0 million for the six months ended July 3, 2004 in the accompanying Condensed Consolidated Statements of Cash Flows. Cadence also reclassified the net gains and losses from its non-qualified deferred compensation plan in its Condensed Consolidated Statements of Operations, which decreased Deferred compensation by $0.2 million and $4.1 million for the three and six months ended July 3, 2004, respectively, and decreased Other income (expense), net, by $0.2 million and $4.1 million for the three and six months ended July 3, 2004, respectively. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 2.	STOCK-BASED COMPENSATION
      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option-pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the three and six months ended July 2, 2005 and July 3, 2004 because management believes the amount yielded by this method is representative of prospective trends. Cadence considered implied volatility in market-traded options on its common stock as well as third party volatility quotes. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the three and six months ended July 2, 2005 and

July 3, 2004 using the following weighted average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Risk-free interest rate, based on weighted average	3.84%	3.62%	4.02%	3.34%
Volatility factors of the expected market price of Cadence’s common stock	27%	35%	28%	39%
Weighted average expected life of an option	5 Years	5 Years	5 Years	5 Years

	Employee Stock Purchase Plans

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Risk-free interest rate, based on weighted average	2.79%	1.01%	2.79%	1.01%
Volatility factors of the expected market price of Cadence’s common stock	28%	41%	28%	41%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years	0.5 Years
      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net income (loss):
As reported	$483	$3,803	$1,506	$(4,952)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	9,800	6,467	16,388	12,713
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(11,460)	(16,330)	(29,350)	(40,097)

Pro forma	$(1,177)	$(6,060)	$(11,456)	$(32,336)

Basic and diluted net income (loss) per share:
As reported	$0.00	$0.01	$0.01	$(0.02)

Pro forma	$0.00	$(0.02)	$(0.04)	$(0.12)

NOTE 3.	ACQUISITIONS
      Verisity Ltd.
      In April 2005, Cadence acquired Verisity Ltd., or Verisity, an Israeli corporation. Verisity was a provider of verification process automation solutions. Cadence purchased Verisity to acquire key personnel and technology. The aggregate initial purchase price was $325.4 million, which included the payment of $304.6 million of cash, $10.6 million of assumed options at fair value, $6.9 million of acquisition costs and $3.3 million of contract termination costs. Verisity’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition.

      The following table summarizes the preliminary allocation of the purchase price for Verisity and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$92,574
Property, plant and equipment	2,509
Other assets	12,083
Acquired intangibles:
Existing technology and backlog (one to five-year weighted-average useful lives)	34,000
Agreements and relationships (three to five-year weighted-average useful lives)	21,300
Tradenames/ trademarks/ patents (seven-year weighted-average useful life)	4,000
In-process technology	9,400
Goodwill	221,665

Total assets acquired	397,531

Current liabilities	36,651
Long-term liabilities	35,451

Total liabilities assumed	72,102

Net assets acquired	$325,429

      The $9.4 million of purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the Condensed Consolidated Statements of Operations.
      For tax purposes, approximately $160.0 million of the goodwill is expected to be deductible.
      Comparative pro forma financial information for the acquisition of Verisity has not been presented because Verisity’s results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.
      Acquisition-Related Earnouts
      For many of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition. There is no contingent consideration related to the purchase of Verisity.
      During the three months ended July 2, 2005, Cadence recorded $3.4 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $3.4 million of earnouts payable to former stockholders is included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2005.
      During the six months ended July 2, 2005, Cadence recorded $24.2 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $24.2 million of earnouts consisted of $2.4 million of cash payments made prior to July 2, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $20.5 million included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2005.

      In connection with Cadence’s acquisitions completed prior to July 2, 2005, Cadence may be obligated to pay up to an aggregate of $46.2 million in cash during the next 12 months and an additional $23.4 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

NOTE 4.	GOODWILL AND ACQUIRED INTANGIBLES
      Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2004. Based on the results of the impairment review, Cadence determined that no indicators of impairment existed for any of its reporting units during 2004. In addition, no events or circumstances have indicated that it is more likely than not that an impairment loss has been incurred during the interim periods since the last annual impairment analysis. Accordingly, no impairment charge has been recognized.
      The changes in the carrying amount of goodwill for the six months ended July 2, 2005 were as follows:

(In thousands)
Balance as of January 1, 2005	$995,065
Verisity Acquisition	221,665
Additions due to earnouts	24,167
Other	(2,991)

Balance as of July 2, 2005	$1,237,906

      Acquired intangibles, net
      Acquired intangibles with finite lives as of July 2, 2005 and January 1, 2005 were as follows:

	As of July 2, 2005			As of January 1, 2005

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing technology and
backlog	$623,598	$(487,830)	2.6 Years	$593,517	$(447,325)	2.7 Years
Agreements and relationships	64,272	(28,730)	4.8 Years	43,879	(23,643)	4.7 Years
Distribution rights	30,100	(6,020)	8.0 Years	30,100	(4,515)	8.5 Years
Tradenames/trademarks/patents	11,034	(4,381)	5.2 Years	7,034	(3,392)	3.2 Years

Total acquired intangibles	$729,004	$(526,961)	3.7 Years	$674,530	$(478,875)	3.7 Years

      For the three months ended July 2, 2005, amortization of acquired intangibles was $30.0 million, as compared to $26.4 million for the three months ended July 3, 2004. For the six months ended July 2, 2005, amortization of acquired intangibles was $54.2 million, as compared to $52.6 million for the six months ended

July 3, 2004. Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated future amortization expense is as follows (in thousands):
2005 – remaining period	$49,068
2006	59,757
2007	36,719
2008	24,147
2009	15,213
Thereafter	17,139

Total estimated amortization expense	$202,043

NOTE 5.	SALES OF INSTALLMENT CONTRACT RECEIVABLES
      From time-to-time, Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The following table shows the amounts of accounts receivable transferred to financing institutions on a non-recourse basis for the three and six months ended July 2, 2005 and July 3, 2004:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Accounts receivable transferred	$75,731	$ - - - -	$118,267	$5,386
      Cadence recorded losses on the sale of receivables in General and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The recorded losses are determined based on the purchasing financing institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the amounts of losses recorded for the three and six months ended July 2, 2005 and July 3, 2004:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Losses on sales of receivables	$5,212	$ - - - -	$6,815	$237
      When Cadence sells receivables, it normally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights has not been material.
NOTE 6.     MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES
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

      Cadence records net recognized gains and losses from the sale of available-for-sale securities and net recognized appreciation and depreciation of trading securities in Other income (expense), net in its Condensed Consolidated Statements of Operations.
      Net recognized gains from the sale of available-for-sale securities were as follows:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Available-for-sale Securities	$2,937	$ - - - -	$7,541	$3,327
      There were no recognized losses from other-than-temporary declines in the market value of available-for-sale securities for the three and six months ended July 2, 2005 and the three months ended July 3, 2004. Recognized losses from other-than-temporary declines in the market value of available-for-sale securities totaled $0.7 million in the six months ended July 3, 2004.
      Net recognized appreciation (depreciation) of trading securities was as follows:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Trading Securities	$(1,676)	$(166)	$2,866	$(4,091)
      Non-Marketable Securities
      Cadence uses either the cost or equity method of accounting for its long-term, non-marketable investment securities included in Other assets in the Condensed Consolidated Balance Sheets. The following table presents the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners, L.P., Telos Venture Partners II, L.P., and Telos Venture Partners III, L.P., partnerships in which Cadence is a limited partner:

	July 2,	January 1,
	2005	2005

	(In thousands)
Non-Marketable Securities — Application of Cost Method	$38,110	$45,116
Non-Marketable Securities — Application of Equity Method	- - - -	583

Total	$38,110	$45,699

      Cadence recorded net gains from the sale of non-marketable investment securities of $0.2 million during the three months ended July 2, 2005 and $1.5 million during the six months ended July 2, 2005. Cadence recorded net gains from the sale of non-marketable investment securities of $2.7 million during the three months ended July 3, 2004 and $4.0 million during the six months ended July 3, 2004. If Cadence determines that an other-than-temporary decline in fair value exists for a non-marketable equity security, it writes down the investment to its fair value and records the related write-down as an investment loss in its Condensed Consolidated Statements of Operations.

Cost Method Investments
      Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $0.9 million during the three months ended July 2, 2005 and $5.9 million during the six months ended July 2, 2005. Cadence recorded no write-downs due to other-than-temporary declines in value of its cost method investments during the three months ended July 3, 2004. Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $1.2 million during the six months ended

July 3, 2004. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statements of Operations.

Equity Method Investments
      During the first six months of 2004, the following privately-held companies, in which Cadence’s voting interest ranged from approximately 10% to 49%, were accounted for under the equity method: Accent S.r.l., Ammocore Technology, Inc., Clear Shape Technologies, Inc., Coventor, Inc., CoWare, Inc., E-Z-CAD, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Neolinear, Inc. (since acquired by Cadence), Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.
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
      During the first six months of 2005, the following privately-held companies, in which Cadence’s voting interest ranged from approximately 10% to 49%, were accounted for under the equity method: Accent S.r.l., Ammocore Technology, Inc., CoWare, Inc., Fyre Storm, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.
      The following table presents summary operating data of Cadence’s equity method investees for the three and six months ended July 2, 2005:

	Three Months	Six Months
	Ended	Ended
	July 2, 2005	July 2, 2005

	(In thousands)
Net sales	$28,706	$57,277
Costs and expenses	$(42,402)	$(85,767)
Operating loss	$(13,696)	$(28,490)
Net loss	$(13,593)	$(27,006)
      In accordance with the equity method of accounting, Cadence records its proportional share of the investees’ gains or losses in Other income (expense), net. Cadence records its interest in equity method gains and losses in the quarter following the quarter in which these gains or losses actually occur because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Condensed Consolidated Financial Statements. In addition, Cadence records impairment losses of equity method investments if an other-than-temporary decline in value exists. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statements of Operations. Cadence’s proportional share of its investees’ net losses and impairment losses was as follows:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Proportional share of equity method losses	$(2,255)	$(6,107)	$(4,704)	$(12,370)
Impairments of equity method investments	$ ----	$ ----	$(1,193)	$ ----
      As of July 2, 2005, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial. There were no remaining balances for equity method investments as of July 2, 2005 in the Condensed Consolidated Balance Sheet.

NOTE 7.	RESTRUCTURING AND OTHER CHARGES
      Cadence initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated each year from 2001 through 2004, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring and 2004 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 and 2004 Restructurings were targeted at reducing costs throughout the company.
      During the three months ended April 2, 2005, Cadence initiated a new plan of restructuring, the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company in order to improve its cost structure. During the three months ended July 2, 2005, Cadence continued its actions under the 2005 Restructuring by reducing workforce in its European design services business.
      Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” The individual components of the restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.”
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
      Facility closure and office space reduction costs included in these restructurings were comprised of payments required under leases, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and other contractual charges. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing all or part of a building, Cadence management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.
      During the three months ended July 2, 2005, and in conjunction with the workforce reduction involving Cadence’s European design services business, Cadence completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $32.9 million and the total gain on the sale was $3.6 million. Cadence has agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. Cadence has deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      Since 2001, Cadence has recorded facilities consolidation charges of $94.8 million related to office space reductions or facility closures of 48 sites. As of July 2, 2005, 28 of these sites had been vacated and office space reductions had occurred at the remaining 20 sites. Cadence expects to pay all of the remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.
      As of July 2, 2005, Cadence’s estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 is $36.3 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $41.2 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.
      Total restructuring costs accrued as of July 2, 2005 were $39.2 million, consisting of $9.3 million in Accounts payable and accrued liabilities and $29.9 million in Other long-term liabilities. Cadence expects to pay substantially all remaining severance and benefits and asset-related restructuring liabilities prior to 2006.
      Restructuring and other charges incurred by plan of restructuring for the three months ended July 2, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2005 Plan	$4,608	$593	$87	$5,288
2004 Plan	(171)	- - - -	- - - -	(171)
2003 Plan	- - - -	(58)	3,151	3,093
2002 Plan	- - - -	- - - -	(430)	(430)
2001 Plan	- - - -	- - - -	5,734	5,734

Total	$4,437	$535	$8,542	$13,514

      Restructuring and other charges incurred by plan of restructuring for the six months ended July 2, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2005 Plan	$19,666	$2,099	$1,700	$23,465
2004 Plan	(343)	- - - -	- - - -	(343)
2003 Plan	- - - -	(58)	2,616	2,558
2002 Plan	- - - -	- - - -	(411)	(411)
2001 Plan	- - - -	- - - -	5,734	5,734

Total	$19,323	$2,041	$9,639	$31,003

      Restructuring and other charges incurred by plan of restructuring for the three months ended July 3, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$2,403	$ - - - -	$ - - - -	$2,403
2003 Plan	(239)	669	- - - -	430
2002 Plan	- - - -	(559)	449	(110)
2001 Plan	- - - -	- - - -	206	206

Total	$2,164	$110	$655	$2,929

      Restructuring and other charges incurred by plan of restructuring for the six months ended July 3, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$6,975	$91	$ - - - -	$7,066
2003 Plan	(299)	1,075	156	932
2002 Plan	- - - -	(584)	449	(135)
2001 Plan	- - - -	- - - -	501	501

Total	$6,676	$582	$1,106	$8,364

      Activity for the three and six months ended July 2, 2005 associated with each plan of restructuring is discussed below.
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
      During the three months ended July 2, 2005, Cadence continued its actions under the 2005 Restructuring by reducing its workforce by approximately 65 additional employees, primarily in its European design services business. Costs resulting from this reduction included severance payments, severance-related benefits, and outplacement services. Severance and benefits expenses associated with the workforce reduction completed during the three months ended July 2, 2005 were approximately $4.6 million.
      All terminations and termination benefits associated with the workforce reductions under the 2005 Restructuring were communicated to the affected employees prior to July 2, 2005, with all termination benefits expected to be paid by December 31, 2005.
      Facilities-related expenses of $1.7 million for the six months ended July 2, 2005 are comprised of $0.1 million of expenses recorded in the three months ended July 2, 2005 related to changes in lease loss estimates for vacated and downsized facilities, and $1.6 million of expenses recorded during the three months ended April 2, 2005. Facilities-related expenses include payments required under leases, net of estimated sublease income, lease buyout costs and other contractual charges.
      Asset-related and other charges of $0.6 million recorded during the three months ended July 2, 2005 include $0.1 million of costs associated with the 2005 Restructuring and $0.5 million of other charges. The $0.5 million of other charges relates to the disposal of other assets not associated with Cadence’s restructuring activities. Asset-related and other charges of $2.1 million recorded in the six months ended July 2, 2005 are comprised of $1.2 million of expenses from the restructuring activities, primarily related to the write-off of leasehold improvements for facilities vacated and downsized, and $0.9 million of other charges related to the disposal of other assets not associated with Cadence’s restructuring activities.

      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the three months ended July 2, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, April 2, 2005	$7,404	$	- - - -	$1,368	$8,772
Restructuring and other charges, net	4,608		593	87	5,288
Non-cash charges	- - - -		(540)	2	(538)
Cash charges	(9,039)		(53)	(159)	(9,251)
Effect of foreign currency translation	(220)		- - - -	(34)	(254)

Balance, July 2, 2005	$2,753	$	- - - -	$1,264	$4,017

      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the six months ended July 2, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, January 1, 2005	$ - - - -	$	- - - -	$ - - - -	$	- - - -
Restructuring and other charges, net	19,666		2,099	1,700		23,465
Non-cash charges	- - - -		(1,930)	2		(1,928)
Cash charges	(16,655)		(169)	(393)		(17,217)
Effect of foreign currency translation	(258)		- - - -	(45)		(303)

Balance, July 2, 2005	$2,753	$	- - - -	$1,264		$4,017

2004 Restructuring
      Cadence recorded a net credit of $0.2 million and $0.3 million during the three and six months ended July 2, 2005, respectively, which relate to reversing the portion of the severance and other benefits accrual in excess of the remaining expected obligation.
      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the three months ended July 2, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, April 2, 2005	$216	$	- - - -	$	- - - -		$216
Restructuring and other charges, net	(171)		- - - -		- - - -		(171)
Cash charges	(43)		- - - -		- - - -		(43)
Effect of foreign currency translation	(2)		- - - -		- - - -		(2)

Balance, July 2, 2005	$ - - - -	$	- - - -	$	- - - -	$	- - - -

      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the six months ended July 2, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, January 1, 2005	$470	$	- - - -	$	- - - -		$470
Restructuring and other charges, net	(343)		- - - -		- - - -		(343)
Cash charges	(115)		- - - -		- - - -		(115)
Effect of foreign currency translation	(12)		- - - -		- - - -		(12)

Balance, July 2, 2005	$ - - - -	$	- - - -	$	- - - -	$	- - - -

2003 Restructuring
      During the three months ended July 2, 2005, Cadence recorded additional expense of $3.1 million related to the 2003 Restructuring, which was primarily due to changes in estimated sublease income related to vacated and downsized facilities. During the six months ended July 2, 2005, Cadence recorded additional expense of $2.6 million, which includes expenses of $3.1 million recorded during the three months ended July 2, 2005, and a net credit of $0.5 million recorded during the three months ended April 2, 2005 related to changes in estimated sublease income for vacated and downsized facilities.
      During the three months ended July 2, 2005, Cadence paid approximately $3.5 million of fees related to headcount reductions at a foreign facility. The liability associated with this payment was recorded prior to the three months ended July 2, 2005 and the payment is shown as an asset-related cash charge in the tables below.
      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the three months ended July 2, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, April 2, 2005	$ - - - -	$3,514	$6,188	$9,702
Restructuring and other charges, net	- - - -	(58)	3,151	3,093
Non-cash charges	- - - -	- - - -	17	17
Cash charges	- - - -	(3,467)	(1,456)	(4,923)
Effect of foreign currency translation	- - - -	11	(328)	(317)

Balance, July 2, 2005	$ - - - -	$ - - - -	$7,572	$7,572

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the six months ended July 2, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 1, 2005	$ - - - -	$3,549	$8,044	$11,593
Restructuring and other charges, net	- - - -	(58)	2,616	2,558
Non-cash charges	- - - -	26	29	55
Cash charges	- - - -	(3,467)	(2,673)	(6,140)
Effect of foreign currency translation	- - - -	(50)	(444)	(494)

Balance, July 2, 2005	$ - - - -	$ - - - -	$7,572	$7,572

2002 Restructuring and 2001 Restructuring
      The remaining accrual balances for the 2002 and 2001 Restructurings relate to lease obligations for facilities vacated and downsized as part of these restructurings. During the three months ended July 2, 2005, Cadence recorded additional expense of $5.7 million related to a change in the lease loss estimate for a facility included in the 2001 Restructuring. Cadence recorded a net credit of $0.4 million related to changes in lease loss estimates for facilities included in the 2002 Restructuring. The other amounts recorded in these restructurings during the three and six months ended July 2, 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
      The following table presents the activity associated with the excess facilities components of the 2002 and 2001 Restructurings for the three months ended July 2, 2005:

	2002	2001
	Restructuring	Restructuring	Total

	(In thousands)
Balance, April 2, 2005	$8,492	$15,755	$24,247
Restructuring and other charges, net	(430)	5,734	5,304
Cash charges	(303)	(762)	(1,065)
Effect of foreign currency translation	(10)	(913)	(923)

Balance, July 2, 2005	$7,749	$19,814	$27,563

      The following table presents the activity associated with the excess facilities components of the 2002 and 2001 Restructurings for the six months ended July 2, 2005:

	2002	2001
	Restructuring	Restructuring	Total

	(In thousands)
Balance, January 1, 2005	$9,012	$16,602	$25,614
Restructuring and other charges, net	(411)	5,734	5,323
Cash charges	(838)	(1,376)	(2,214)
Effect of foreign currency translation	(14)	(1,146)	(1,160)

Balance, July 2, 2005	$7,749	$19,814	$27,563

NOTE 8.     CONTINGENCIES

Legal Proceedings
      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, income taxes, licensing, contracts, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
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

NOTE 9.     NET INCOME (LOSS) PER SHARE
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
      The following table presents the calculation for the numerator and denominator used in the basic and diluted net income (loss) per share computations for the three and six months ended July 2, 2005 and July 3, 2004:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Basic:
Net income (loss)	$483	$3,803	$1,506	$(4,952)

Weighted average common shares outstanding	277,000	272,362	275,603	272,210

Basic net income (loss) per share	$0.00	$0.01	$0.01	$(0.02)

Diluted:
Net income (loss)	$483	$3,803	$1,506	$(4,952)

Effect of diluted securities:
Amortization of convertible notes transaction fees, net of tax	391	407	782	- - - -

Net income (loss) as adjusted	$874	$4,210	$2,288	$(4,952)

Weighted average common shares used to calculate basic net income (loss) per share	277,000	272,362	275,603	272,210
Convertible notes	26,837	26,837	26,837	- - - -
Options	5,812	5,532	5,957	- - - -
Restricted stock and ESPP shares	1,173	751	1,109	- - - -

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	310,822	305,482	309,506	272,210

Diluted net income (loss) per share	$0.00	$0.01	$0.01	$(0.02)

      The following table presents the potential shares of Cadence common stock outstanding at July 2, 2005 and July 3, 2004 that were not included in the computation of diluted net income (loss) per share for the three and six months ended July 2, 2005 and July 3, 2004, because the effect of including these shares would have been antidilutive:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2014)	34,927	34,304	34,674	67,418
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	26,829	26,829
Potential common shares in connection with convertible notes (expiring in 2018)	- - - -	- - - -	- - - -	26,837
Restricted stock	- - - -	- - - -	- - - -	3,195

Total potential common shares excluded	61,756	61,133	61,503	124,279

NOTE 10. STOCKHOLDERS’ EQUITY
     Stock Repurchase Plan
      In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock with a value of up to $500.0 million in the aggregate. Cadence did not repurchase any shares of its common stock under its repurchase plan during the three and six months ended July 2, 2005. Cadence spent $69.8 million to repurchase 5.0 million shares during the three and six months ended July 3, 2004. As of July 2, 2005, the remaining repurchase authorization under this program totaled $123.0 million.
     Stock-Based and Other Deferred Compensation
     Employee Stock Purchase Plans (ESPPs)
      The following table presents the common shares issued under Cadence’s ESPPs for the six months ended July 2, 2005 and July 3, 2004:

	Six Months Ended

	July 2, 2005	July 3, 2004

Cadence shares issued under the ESPPs	2,339,815	1,990,174
Weighted average purchase price	$8.74	$8.50

Weighted average fair value	$13.33	$16.57

      The purchase dates under Cadence’s ESPPs are in February and August.
     Stock-Based and Other Deferred Compensation
      At July 2, 2005, Cadence had four other stock-based employee compensation plans (excluding the director plan). Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.
      Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during the three months ended July 2, 2005 was $4.50 as compared to $4.92 during the three months ended July 3,

2004. The weighted average fair value of options granted during the six months ended July 2, 2005 was $4.59 as compared to $5.15 during the six months ended July 3, 2004.
      For fixed awards, Cadence amortizes deferred compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, compensation expense is recognized on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the three months ended July 2, 2005 and July 3, 2004, Cadence recorded Deferred compensation of $8.6 million and $8.0 million, respectively. For the six months ended July 2, 2005 and July 3, 2004 Cadence recorded Deferred compensation of $20.0 million and $12.1 million, respectively.
      Deferred compensation expense includes stock-based compensation expense and compensation expense associated with the net gains and losses from Cadence’s non-qualified deferred compensation plans. The following table presents the components of the Deferred compensation expense for the three and six months ended July 2, 2005 and July 3, 2004:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Stock-based compensation	$10,311	$8,194	$18,316	$16,152
Gains (losses) on non-qualified deferred compensation	(1,676)	(166)	1,676	(4,091)

Total Deferred compensation expense	$8,635	$8,028	$19,992	$12,061

      The following table presents the activity recorded in Deferred compensation included in the accompanying Condensed Consolidated Balance Sheet as of July 2, 2005:

Deferred
Compensation

(In thousands)
Balance as of January 1, 2005	$(63,477)
Deferred stock compensation	18,316
Restricted stock related to incentive stock awards	(15,859)
Restricted stock and options assumed in acquisitions	(6,813)
Escrow releases and earnouts related to previously completed acquisitions	(2,229)
Forfeitures of incentive stock awards and assumed options	3,229

Balance as of July 2, 2005	$(66,833)

      During the six months ended July 2, 2005, Cadence issued 1.1 million shares of restricted stock to employees. As reflected in the table above, Cadence recorded deferred stock compensation of $15.9 million in the accompanying Condensed Consolidated Balance Sheets in connection with these restricted stock awards.
NOTE 11. OTHER COMPREHENSIVE LOSS
      Other comprehensive loss includes foreign currency translation gains and losses and unrealized losses on available-for-sale marketable securities, net of related tax effects. These transactions have been excluded from Net income (loss) and are reflected instead in Stockholders’ Equity.

      The following table sets forth the Company’s comprehensive loss:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Net income (loss)	$483	$3,803	$1,506	$(4,952)
Translation gain (loss)	(1,767)	(1,063)	(2,598)	831
Changes in unrealized holding losses on available-for-sale securities, net of related tax effects	(2,025)	(3,143)	(4,320)	(6,530)

Comprehensive loss	$(3,309)	$(403)	$(5,412)	$(10,651)

NOTE 12. OTHER INCOME (EXPENSE), NET
      Other income (expense), net, for the three and six months ended July 2, 2005 and July 3, 2004 is as follows:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Interest income	$2,497	$1,182	$5,501	$2,193
Gain (loss) on foreign exchange	1,833	(610)	2,426	386
Equity in loss from investments, net	(2,255)	(6,107)	(4,704)	(12,370)
Gains (losses) on non-qualified deferred compensation assets	(1,676)	(166)	2,866	(4,091)
Other items, net	1,783	2,240	600	4,103

Other income (expense), net	$2,182	$(3,461)	$6,689	$(9,779)

      In the three months ended July 2, 2005, Other items, net, of $1.8 million was comprised of $2.9 million of gains on the sale of short-term investments, which was partially offset by $0.9 million of impairments of non-marketable investments and $0.2 million of other items, net. In the three months ended July 3, 2004, Other items, net, of $2.2 million was comprised of $2.7 million of gains on the sale of short-term investments, which was partially offset by $0.5 million of other items, net.
      In the six months ended July 2, 2005, Other items, net, of $0.6 million was comprised of $7.5 million of gain on the sale of marketable securities and $1.5 million of gain on the sale of non-marketable securities, which was partially offset by $7.1 million of impairments of non-marketable securities and $1.3 million of other items, net. In the six months ended July 3, 2004, Other items, net, of $4.1 million was comprised of $7.3 million of gains on the sale of short-term investments, which was partially offset by $1.9 million of impairment of investments and $1.3 million of other items, net.
      Equity in loss from investments, net, reflects Cadence’s proportional share of the net losses of the investee companies for which Cadence accounts for its investment using the equity method of accounting. Additional information about Cadence’s investments for which it uses the equity method of accounting can be found in Note 6.

NOTE 13. SEGMENT AND GEOGRAPHY REPORTING
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
      The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
North America:
United States	$152,518	$156,396	$280,187	$291,680
Other	5,649	6,396	13,174	12,309

Total North America	158,167	162,792	293,361	303,989

Europe:
Germany	17,907	18,154	30,223	31,666
United Kingdom	11,818	9,355	19,158	16,444
Other Europe	23,552	26,500	49,251	47,632

Total Europe	53,277	54,009	98,632	95,742

Japan and Asia:
Japan	79,698	41,472	168,773	99,700
Asia	29,769	28,806	52,682	53,372

Total Japan and Asia	109,467	70,278	221,455	153,072

Total	$320,911	$287,079	$613,448	$552,803

      The following table presents a summary of long-lived assets by geography:

	As of

	July 2,	January 1,
	2005	2005

	(In thousands)
North America:
United States	$329,029	$334,943
Other	266	371

Total North America	329,295	335,314

Europe:
Total Europe	8,470	38,402

Japan and Asia:
Japan	1,854	2,787
Asia	13,922	13,864

Total Japan and Asia	15,776	16,651

Total	$353,541	$390,367

	As of

	July 2,	January 1,
	2005	2005

	(In thousands)
United States	$329,029	$334,943
Other	24,512	55,424

Total	$353,541	$390,367

      For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect and Services and Other. The following table summarizes the revenue attributable to these categories for the fiscal periods presented:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In thousands)
Functional Verification	$61,528	$58,614	$120,917	$111,077
Digital IC Design	75,355	59,617	152,655	126,972
Custom IC Design	96,531	67,716	164,499	138,974
Design for Manufacturing	29,809	26,320	57,309	42,875
System Interconnect	28,302	26,559	56,239	52,288
Services and other	29,386	48,253	61,829	80,617

Total	$320,911	$287,079	$613,448	$552,803

      During the three and six months ended July 2, 2005 and the three and six months ended July 3, 2004 no one customer accounted for 10% or more of Cadence’s total revenue.

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
Overview

General
      We develop electronic design automation, or EDA, software, and intellectual property. We license software, sell or license intellectual property, sell or lease hardware technology and provide design and methodology services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronics systems.
      As part of our strategy, we have acquired companies, businesses and third party intellectual property to obtain technology and key personnel, and we expect to continue making acquisitions in the future.
      During the last decade, the worldwide communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases, enabling die-per-wafer volume increases and greater complexity for providers of electronic devices. At the same time, the development of ICs with greater functionality complicates effective integration of components into complete electronics systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA products and services providers. In response to these challenges, we have initiated significant restructuring activities over the past several years, including during the six months ended July 2, 2005, to better align our cost structure with projected demand for our products and services and their resulting projected revenues.
      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.
      We continue to experience a customer preference for renewable license types, which we refer to as term and subscription, and expect the timing of license renewals to continue to impact our results of operations.

          Acquisitions
      In April 2005, we acquired Verisity Ltd., or Verisity, an Israeli corporation. Verisity was a provider of verification process automation solutions. We purchased Verisity to acquire key personnel and technology. The aggregate initial purchase price was $325.4 million, which included the payment of $304.6 million of cash, $10.6 million of assumed options at fair value, $6.9 million of acquisition costs and $3.3 million of contract termination costs. Verisity’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition.
          Acquisition-Related Earnouts
      For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition. There is no contingent consideration related to the purchase of Verisity.
      During the three months ended July 2, 2005, we recorded $3.4 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $3.4 million of earnouts payable to former stockholders is included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2005.
      During the six months ended July 2, 2005, we recorded $24.2 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $24.2 million of earnouts consisted of $3.6 million of cash payments made prior to July 2, 2005, the issuance of 0.1 million shares of our common stock valued at $1.3 million and $19.3 million included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2005.
      In connection with our acquisitions completed prior to July 2, 2005, we may be obligated to pay up to an aggregate of $46.2 million in cash during the next 12 months and an additional $23.4 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
Critical Accounting Estimates
      In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under conditions different from our assumptions, judgments and estimates. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and restructuring charges have the greatest potential impact on our Condensed Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.
Revenue recognition
      We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for

Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.
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
      Persuasive evidence of an arrangement – Generally, we use the customer signed contract as evidence of an arrangement for subscription and term licenses and hardware leases. If a customer signed contract does not exist, we have historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small, standard methodology service engagements of approximately $10,000 or less. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the most persuasive evidence of the arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
      Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Occasionally, we will deliver the software on a compact disc with standard transfer terms of free-on-board (F.O.B.) shipping point. Our software license agreements generally do not contain conditions for acceptance. With respect to hardware, delivery of an entire system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment. For these products, delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.
      Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. In our assessment of whether a fee is fixed or determinable, we use installment contracts and we have established a history of collecting under the original contract without providing concessions on payments, products or services. For our installment contracts that do not include a substantial up front payment, we may only determine that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected quarterly in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
      Significant judgment is involved in assessing whether a fee is fixed or determinable, including assessing whether a contract amendment to a term arrangement constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on our results of operations.

      Collection is probable – We have concluded that collection is not probable for license arrangements executed with entities in certain countries. For all other countries, we assess collectibility of each customer at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on our results of operations.
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
      Finance Fee Revenue – Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented 4% of total revenue for the three months ended July 2, 2005, 3% of total revenue for the six months ended July 2, 2005, and 1% of total revenue for both the three and six months ended July 3, 2004.
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
Accounting for income taxes
      We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109, and Financial Accounting Standards Board Interpretation No. 18, or FIN No. 18, “Accounting For Income Tax in Interim Periods (An Interpretation of APB Opinion No. 28)”. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. FIN No. 18 specifies that tax payable (or tax benefit) for an interim period related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax payable (or tax benefit) related to all items other than ordinary income (or loss) shall be individually computed and recognized when items occur. Estimates of the annual effective tax rate at the end of interim periods are based on our evaluations of possible future events and transactions and may be subject to subsequent revision.
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
      The income approach provides an estimate of fair value based on the discounted expected future cash flows. These expected future cash flows are based on our assumed market segment growth rates, assumed market segment share growth rates, estimated costs and appropriate discount rates based on the reporting units’ weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. Our estimates of market segment growth, our market segment share growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process.
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
      In future periods, material impairment charges could be necessary should different conditions prevail or different judgments be made.
Restructuring charges
      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Since fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with Emerging Issues Task Force, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, we accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”
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
Results of Operations
      We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, selling or licensing our intellectual property, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different terms of use for our products, such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of that decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See “Critical Accounting Estimates” above for additional discussion of license types and timing of revenue recognition.
      A substantial portion of our revenue is recognized over multiple periods. As a result, we do not believe that pricing volatility has been a material component of the change in our revenue from period to period, and we have not analyzed changes in pricing on a company-wide basis from one period to the next.
      The amount of revenue recognized in future periods will depend, among other things, on the terms and timing of our contract renewals or additional product sales with existing customers, the size of such transactions or renewals, and sales to new customers.
      Product revenue recognized in any period is affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of product revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in contractual arrangements (e.g., subscription to term) with existing customers. The value and duration of contracts, and consequently product revenues recognized, are also affected by the competitiveness of our products.
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
      Our product groups are:
      Functional Verification: Products in this group, which include the Incisivetm functional verification platform, are used to verify that the high level, logical specification of an integrated circuit design is correct. The newly acquired Verisity technology has been incorporated into the Incisive functional verification platform.
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

Revenue by Quarter
      The table below shows our revenue for the three and six months ended July 2, 2005 and July 3, 2004:

	Three Months			Six Months
	Ended			Ended

	July 2,	July 3,		July 2,	July 3,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
Product	$201.8	$165.3	22%	$375.2	$320.0	17%
Services	29.4	37.3	(21)%	61.8	69.6	(11)%
Maintenance	89.7	84.5	6%	176.4	163.2	8%

Total revenue	$320.9	$287.1	12%	$613.4	$552.8	11%

      Product and maintenance revenue were higher in the three and six months ended July 2, 2005, as compared to the three and six months ended July 3, 2004, primarily because of increased revenue from licenses for Digital IC Design and Custom IC Design products.
Revenue by Product Group
      The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended

	July 2,	April 2,	January 1,	October 2,	July 3,
	2005	2005	2005	2004	2004

Functional Verification	19%	20%	19%	18%	20%
Digital IC Design	23%	27%	27%	24%	21%
Custom IC Design	31%	23%	27%	27%	24%
Design for Manufacturing	9%	9%	8%	12%	9%
System Interconnect	9%	10%	9%	8%	9%
Services and other	9%	11%	10%	11%	17%

Total	100%	100%	100%	100%	100%

      Revenue generated by products acquired with Verisity are included in the Functional Verification product group. In the three months ended July 2, 2005, revenue from Digital IC Design decreased as a percent of total revenue and revenue from Custom IC Design increased as a percent of total revenue due to the timing and extent of term license renewals for existing customers. In the three months ended July 3, 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Condensed Consolidated Statement of Operations.

Revenue by Geography

	Three Months			Six Months
	Ended			Ended

	July 2,	July 3,		July 2,	July 3,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
United States	$152.5	$156.4	(2)%	$280.2	$291.7	(4)%
Other North America	5.6	6.4	(12)%	13.2	12.3	7%

Total North America	158.1	162.8	(3)%	293.4	304.0	(3)%

Europe	53.3	54.0	(1)%	98.5	95.7	3%

Japan	79.7	41.5	92%	168.8	99.7	69%
Asia	29.8	28.8	3%	52.7	53.4	(1)%

Total Japan and Asia	109.5	70.3	56%	221.5	153.1	45%

Total revenue	$320.9	$287.1	12%	$613.4	$552.8	11%

Revenue by Geography as a Percent of Total Revenue

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

United States	47%	55%	46%	53%
Other North America	2%	2%	2%	2%
Europe	17%	19%	16%	17%
Japan	25%	14%	27%	18%
Asia	9%	10%	9%	10%
      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.”
      Changes in foreign currency exchange rates caused our revenue to increase by $1.8 million in the three months ended July 2, 2005, as compared to the three months ended July 3, 2004, primarily due to a strengthening of the Japanese yen in relation to the U.S. dollar. Changes in foreign currency exchange rates caused our revenue to increase by $5.1 million in the six months ended July 2, 2005, as compared to the six months ended July 3, 2004, primarily due to a strengthening of the Japanese yen in relation to the U.S. dollar.

Cost of Revenue

	Three Months			Six Months
	Ended			Ended

	July 2,	July 3,		July 2,	July 3,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
Product	$22.2	$15.0	47%	$44.1	$33.6	31%
Services	$23.3	$23.3	0%	$45.8	$46.4	(1)%
Maintenance	$14.9	$13.5	11%	$29.1	$27.2	7%
Cost of Revenue as a Percent of Related Revenue

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Product	11%	9%	12%	10%
Services	79%	63%	74%	67%
Maintenance	17%	16%	16%	17%
      Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salaries and benefits, amortization of intangible assets directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.
      A summary of Cost of product is as follows:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In millions)
Product related costs	$9.1	$5.7	$17.0	$15.1
Amortization of acquired intangibles	13.1	9.3	27.1	18.5

Total Cost of product	$22.2	$15.0	$44.1	$33.6

      Cost of product increased $7.2 million in the three months ended July 2, 2005, as compared to the three months ended July 3, 2004, primarily due to an increase of $3.8 million in amortization of intangible assets and a $3.7 million increase in royalty expenses. Cost of product increased $10.5 million in the six months ended July 2, 2005, as compared to the six months ended July 3, 2004, primarily due to an increase of $8.6 million in amortization of intangible assets and a $2.5 million increase in royalty expenses.
      Cost of product in the future will depend primarily upon the actual mix of hardware and software product contracts in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given period.
      Cost of services primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services remained relatively flat in the three months ended July 2, 2005, as compared to the three months ended July 3,

2004. Cost of services decreased $0.6 million in the six months ended July 2, 2005, as compared to the six months ended July 3, 2004 primarily due to a $3.7 million decrease in facilities and general operating expenses, partially offset by a $3.0 million increase in salary and benefit costs.
      Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, certain employees and documentation of maintenance updates. Cost of maintenance revenue increased $1.3 million in the three months ended July 2, 2005, as compared to the three months ended July 3, 2004, primarily due to a $1.0 million increase in general operating expenses and a $0.2 million increase in salary and benefit costs. Cost of maintenance revenue increased $1.9 million in the six months ended July 2, 2005, as compared to the six months ended July 3, 2004, primarily due to a $1.0 million increase in amortization of Verisity maintenance agreements and a $0.8 million increase in salary and benefit costs.
Operating Expenses

	Three Months			Six Months
	Ended			Ended

	July 2,	July 3,		July 2,	July 3,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
Marketing and sales	$86.6	$80.2	8%	$166.3	$161.4	3%
Research and development	91.4	91.1	0%	181.8	178.2	2%
General and administrative	36.2	20.1	80%	62.1	40.1	55%

Total operating expenses	$214.2	$191.4	12%	$410.2	$379.7	8%

Expenses as a Percent of Total Revenue

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Marketing and sales	27%	28%	27%	29%
Research and development	28%	32%	30%	32%
General and administrative	11%	7%	10%	7%
Operating Expense Summary
      Overall operating expenses increased by $22.8 million and $30.6 million in the three and six months ended July 2, 2005, respectively, as compared to the same periods in 2004, primarily due to an increase in salary and benefit costs and losses associated with the sale of installment contract receivables. We incurred additional post-acquisition operating expenses of approximately $13.5 million in the three months ended July 2, 2005 related to the acquisition of Verisity.
      Foreign currency exchange rates increased operating expenses by $1.0 million in the three months ended July 2, 2005, as compared to the same period in 2004, primarily due to the strengthening of the euro and the Indian rupee in relation to the U.S. dollar. Foreign currency exchange rates increased operating expenses by $2.8 million in the six months ended July 2, 2005, as compared to the same period in 2004, primarily due to the strengthening of the euro, British pound, Indian rupee and Japanese yen in relation to the U.S. dollar.
Marketing and Sales
      Marketing and sales expense increased $6.4 million in the three months ended July 2, 2005, as compared to the same period in 2004, primarily due to a $5.0 million increase in employee salary and benefit costs. Marketing and sales expense increased $4.9 million in the six months ended July 2, 2005, as compared to the same period in 2004, primarily due to a $3.2 million increase in employee salary and benefit costs.

Research and Development
      Research and development expense remained relatively flat in the three months ended July 2, 2005, as compared to the same period in 2004. Research and development expense increased $3.6 million in the six months ended July 2, 2005, as compared to the same period in 2004, primarily due to a $7.4 million increase in salaries and benefits, partially offset by a $2.6 million reduction in depreciation expense.
General and Administrative
      General and administrative expense increased $16.1 million in the three months ended July 2, 2005, as compared to the same period in 2004, primarily due to a $5.2 million increase in losses on the sale of installment contract receivables, a $3.2 million non-recurring executive severance payment in the second quarter of 2005 and a $1.6 million increase in bad debt expense. General and administrative expense increased $22.0 million in the six months ended July 2, 2005, as compared to the same period in 2004, primarily due to a $6.8 million increase in losses on the sale of installment contract receivables, a $4.6 million increase in legal expenses, a $4.1 million increase in salaries and benefits and a $0.8 million increase in bad debt expense.
Amortization of Acquired Intangibles

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In millions)
Amortization of acquired intangibles	$14.7	$16.0	$25.3	$31.9
      Amortization of acquired intangibles decreased $1.3 million in the three months ended July 2, 2005, as compared to the same period in 2004. Amortization of intangible assets from prior year acquisitions decreased approximately $5.5 million during this period as certain of these intangible assets have been fully amortized. This decrease was partially offset by $4.2 million of additional amortization related to intangible assets from the Verisity acquisition.
      Amortization of acquired intangibles decreased $6.6 million in the six months ended July 2, 2005, as compared to the same period in 2004. Amortization of intangible assets from prior year acquisitions decreased approximately $10.8 million as certain of these intangible assets have been fully amortized. This decrease was partially offset by $4.2 million of additional amortization related to intangible assets from the Verisity acquisition.
Deferred Compensation

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In millions)
Deferred compensation	$8.6	$8.0	$20.0	$12.1
      We amortize deferred compensation related to fixed awards using the straight-line method over the period in which the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned.
      Deferred compensation increased $0.6 million for the three months ended July 2, 2005, as compared to the same period in 2004, due to a $3.7 million increase in the amortization of deferred compensation related to restricted stock grants and a $0.2 million increase in the amortization of deferred compensation primarily related to our previously completed acquisitions. This increase was partially offset by a $1.8 million decrease in deferred compensation related to certain stock options and warrants and a $1.5 million decrease in deferred compensation expense related to our Non-Qualified Deferred Compensation Plan.
      Deferred compensation increased $7.9 million for the six months ended July 2, 2005, as compared to the same period in 2004, due to a $6.5 million increase in the amortization of deferred compensation related to restricted stock grants and a $5.8 million increase in deferred compensation expense related to our Non-Qualified Deferred Compensation Plan. This increase was partially offset by a $2.3 million decrease in the amortization of deferred compensation primarily related to our previously completed acquisitions and a $2.1 million decrease in deferred compensation related to certain stock options and warrants.
      We expect deferred stock compensation to increase in the third quarter of 2005 primarily due to the accelerated vesting of restricted stock granted to a former executive.
Restructuring and Other Charges
      We have initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated each year from 2001 through 2004, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring and 2004 Restructuring, respectively, were intended to decrease costs by reducing workforce and consolidating facilities and resources, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 and 2004 Restructurings were targeted at reducing costs throughout the company.
      During the three months ended April 2, 2005 we initiated a new plan of restructuring, or the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company in order to improve our cost structure. During the three months ended July 2, 2005, we continued our actions under the 2005 Restructuring by reducing workforce in our European design services business.
      During the three months ended July 2, 2005, and in conjunction with the workforce reduction involving our European design services business, we completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $32.9 million and the total gain on the sale was $3.6 million. We have agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. We have deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      A summary of restructuring and other charges by plan of restructuring for the three months ended July 2, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2005 Plan	$4.6	$0.6	$0.1	$5.3
2004 Plan	(0.2)	- - - -	- - - -	(0.2)
2003 Plan	- - - -	(0.1)	3.2	3.1
2002 Plan	- - - -	- - - -	(0.4)	(0.4)
2001 Plan	- - - -	- - - -	5.7	5.7

Total	$4.4	$0.5	$8.6	$13.5

      A summary of restructuring and other charges by plan of restructuring for the six months ended July 2, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2005 Plan	$19.7	$2.1	$1.7	$23.5
2004 Plan	(0.3)	- - - -	- - - -	- - - -
2003 Plan	- - - -	(0.1)	2.6	2.5
2002 Plan	- - - -	- - - -	(0.4)	(0.4)
2001 Plan	- - - -	- - - -	5.7	5.7

Total	$19.4	$2.0	$9.6	$31.0

      A summary of restructuring and other charges by plan of restructuring for the three months ended July 3, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$2.4	$ - - - -	$ - - - -	$2.4
2003 Plan	(0.2)	0.6	- - - -	0.4
2002 Plan	- - - -	(0.5)	0.4	(0.1)
2001 Plan	- - - -	- - - -	0.2	0.2

Total	$2.2	$0.1	$0.6	$2.9

      A summary of restructuring and other charges by plan of restructuring for the six months ended July 3, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$7.0	$0.1	$ - - - -	$7.1
2003 Plan	(0.3)	1.1	0.1	0.9
2002 Plan	- - - -	(0.6)	0.5	(0.1)
2001 Plan	- - - -	- - - -	0.5	0.5

Total	$6.7	$0.6	$1.1	$8.4

      Frequently, asset impairments are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.
      Facility closure and office space reduction costs include payments required under leases less any applicable estimated sublease income after the properties were abandoned, lease buyout costs, and other contractual charges. To determine the lease loss, which is the loss after our cost recovery efforts from subleasing all or part of a building, certain assumptions were made related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

      As of July 2, 2005, our estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 is $36.3 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $41.2 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $94.8 million related to reducing space in or the closing of 48 sites, of which 28 have been vacated and 20 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.
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
      The following is further discussion of the activity under each restructuring plan:
      2005 Restructuring – During the three months ended April 2, 2005, we initiated a plan of restructuring that reduced our workforce by approximately 230 employees and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written off as a result of the restructuring.
      During the three months ended July 2, 2005, we continued our actions under the 2005 Restructuring by reducing our workforce by approximately 65 additional employees, primarily in our European design services business. Costs resulting from this reduction included severance payments, severance-related benefits, and outplacement services. Severance and benefits expenses associated with the workforce reduction completed during the three months ended July 2, 2005 were approximately $4.6 million.
      All terminations and termination benefits associated with the workforce reductions under the 2005 Restructuring were communicated to the affected employees prior to July 2, 2005, and we expect to pay all termination benefits by December 31, 2005.
      Facilities-related expenses of $1.7 million for the six months ended July 2, 2005 are comprised of $0.1 million of expenses recorded in the three months ended July 2, 2005 related to changes in lease loss estimates for vacated and downsized facilities, and $1.6 million of expenses recorded during the three months ended April 2, 2005. Facilities-related expenses include payments required under leases, net of estimated sublease income, lease buyout costs, and other contractual charges.
      Asset-related and other charges of $0.6 million recorded during the three months ended July 2, 2005 include $0.1 million of costs associated with the 2005 Restructuring and $0.5 million of other charges. The $0.5 million of other charges relates to the disposal of other assets not associated with Cadence’s restructuring activities. Asset-related and other charges of $2.1 million recorded in the six months ended July 2, 2005 are comprised of $1.2 million of expenses from the restructuring activities, primarily related to write-offs of leasehold improvements for facilities vacated and downsized, and $0.9 million of other charges related to the disposal of other assets not associated with Cadence’s restructuring activities.
      We expect total ongoing annual savings of approximately $38.3 million related to this plan of restructuring. We also expect to incur an additional $1.0 million to $2.0 million of future costs in connection with the 2005 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2004 Restructuring – We recorded a net credit of $0.2 million during the three months ended July 2, 2005 and a net credit of $0.3 million during the six months ended July 2, 2005, which relate to reversing the severance and other benefits accrual in excess of the remaining expected obligation.

      2003 Restructuring – During the three months ended July 2, 2005, we recorded additional expense of $3.1 million related to the 2003 Restructuring, which was primarily due to changes in estimated sublease income related to vacated and downsized facilities. During the six months ended July 2, 2005, we recorded additional expense of $2.6 million which includes expenses of $3.1 million recorded during the three months ended July 2, 2005 and a net credit of $0.5 million recorded during the three months ended April 2, 2005 which was related to changes in estimated sublease income for vacated and downsized facilities.
      During the three months ended July 2, 2005, we paid approximately $3.5 million of fees related to headcount reductions at a foreign facility. The liability associated with this payment was recorded prior to the three months ended July 2, 2005.
      We expect to incur an additional $3.0 to $5.0 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2002 Restructuring and 2001 Restructuring – During the three months ended July 2, 2005, we recorded additional expense of $5.7 million related to a change in the lease loss estimate for a facility included in the 2001 Restructuring. We recorded a net credit of $0.4 million related to changes in lease loss estimates for facilities included in the 2002 Restructuring. The other amounts recorded in these restructurings during the three and six months ended July 2, 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
Write-off of Acquired In-process Technology
      Upon consummation of our acquisition of Verisity in April 2005, we immediately charged to expense $9.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rates utilized include a factor that reflects the uncertainty surrounding successful development of the acquired in-process technology.
      Described below is a summary of in-process research and development acquired from Verisity as of July 2, 2005:

				Estimated
			Expenditures	Remaining
			Incurred	Expenditures
			to Complete	to Complete
			In-Process	In-Process
	Discount	Commercial	Research and	Research and
	Rates	Feasibility	Development	Development

			(In millions)
Maximizer	29%	February 2007	$ - - - -	$0.4
PCI Express eVC	19%	August 2005	0.2	0.1
Scenario Builder 1.0	20%	August 2005	0.1	- - - -
Specman® 6.0	29%	August 2006	0.2	1.3
SpeXtreme	19%	May 2005	0.2	- - - -
vManager 1.2	32%	November 2005	0.1	0.3
Xtreme® 3.0	32%	November 2005	0.2	0.5

Total Expenditures			$1.0	$2.6

      These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.
Other income (expense), net
      Other income (expense), net, for the three and six months ended July 2, 2005 and July 3, 2004 is as follows:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

	(In millions)
Interest income	$2.5	$1.2	$5.5	$2.2
Gain (loss) on foreign exchange	1.8	(0.6)	2.4	0.4
Equity in loss from investments, net	(2.2)	(6.1)	(4.7)	(12.4)
Gains (losses) on non-qualified deferred compensation assets	(1.7)	(0.2)	2.9	(4.1)
Other items, net	1.8	2.2	0.6	4.1

Other income (expense), net	$2.2	$(3.5)	$6.7	$(9.8)

      In the three months ended July 2, 2005, Other items, net, of $1.8 million was comprised of $2.9 million of gains on the sale of short-term investments, which was partially offset by $0.9 million of impairments of non-marketable investments and $0.2 million of other items, net. In the three months ended July 3, 2004, Other items, net, of $2.2 million was comprised of $2.7 million of gains on the sale of short-term investments, which was partially offset by $0.5 million of other items, net.
      In the six months ended July 2, 2005, Other items, net, of $0.6 million was comprised of $7.5 million of gain on the sale of marketable securities and $1.5 million of gain on the sale of non-marketable securities, which was partially offset by $7.1 million of impairments of non-marketable securities and $1.3 million of other items, net. In the six months ended July 3, 2004, Other items, net, of $4.1 million was comprised of $7.3 million of gains on the sale of short-term investments, which was partially offset by $1.9 million of impairment of investments and $1.3 million of other items, net.
      Equity in loss from investments, net, reflects our proportional share of the net losses of the investee companies for which we account for our investment using the equity method of accounting. Additional information about our investments for which we use the equity method of accounting can be found in Note 6 to our Condensed Consolidated Financial Statements.
Income Taxes
      The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and six months ended July 2, 2005 and July 3, 2004:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Provision (Benefit) for Income Taxes (in millions)	$0.5	$0.9	$1.0	$(1.5)
Effective Tax Rate	53%	20%	40%	24%
      During the three months ended July 2, 2005, we changed our projected annual effective tax rate for the year ending December 31, 2005 to be approximately 40%. As of April 2, 2005, we projected this rate to be

32%. This change is primarily a result of projecting a reduced benefit from foreign income taxed at a lower rate than the U.S. federal statutory rate. The annual effective tax rate for the year ended January 1, 2005 was 13.8%. The 40% projected annual effective tax rate for the year ending December 31, 2005 is higher primarily due to a projected decrease in benefit from foreign income taxed at a lower rate than the U.S. statutory rate.
      Our effective tax rate increased for both the three and six months ended July 2, 2005, compared to the three and six months ended July 3, 2004, primarily due to a reduced benefit from foreign income taxed at a lower rate than the U.S. federal statutory rate.
      The American Job Creation Act, or AJCA, enacted on October 22, 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. Although no decision has been made regarding repatriation of foreign earnings under the AJCA, we may elect to apply this provision to qualifying earnings repatriated during fiscal 2005. We are currently evaluating the merits of repatriating funds under the AJCA and expect to complete this evaluation during the fourth quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $550.0 million. We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, have not provided for income taxes on these undistributed earnings. If we decide to repatriate foreign earnings in a future period, we will be required to recognize income tax expense related to the federal, state, and local and foreign income taxes that we would incur on the repatriated earnings when the decision is made. Our estimate of the range of tax expense that we would accrue on a maximum repatriation eligible for the temporary deduction is between $35.0 million and $43.0 million.
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

Liquidity and Capital Resources

	As of

	July 2,	January 1,	%
	2005	2005	Change

	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$566.5	$593.0	(4)%
Working Capital	$426.9	$521.0	(18)%

	Six Months Ended

	July 2,	July 3,	%
	2005	2004	Change

	(In millions, except percentages)
Cash provided by operating activities	$196.0	$161.0	22%
Cash used for investing activities	$(157.5)	$(152.0)	4%
Cash provided by (used for) financing activities	$51.9	$(26.2)	298%
Cash, cash equivalents and short-term investments
      As of July 2, 2005, our principal sources of liquidity consisted of $566.5 million of Cash and cash equivalents and Short-term investments, as compared to $593.0 million at January 1, 2005. The primary sources of our cash in the first six months of 2005 were customer payments under software licenses and from the sale or lease of our hardware products, payments for design and methodology services, proceeds from the sale of receivables and from the exercise of stock options and common stock purchases under our employee stock purchase plans. Our primary uses of cash in the first six months of 2005 consisted of payments to former shareholders of acquired businesses, payments relating to payroll, product, services and other operating expenses, and taxes.
Net working capital
      As of July 2, 2005, we had net working capital of $426.9 million, as compared with $521.0 million as of January 1, 2005. The decrease in net working capital from January 1, 2005 to July 2, 2005 was primarily due to the decrease in Cash and cash equivalents and Short-term investments of $26.5 million, a decrease in Receivables, net, of $86.9 million and an increase in deferred revenue of $12.3 million, partially offset by an increase in Prepaid expenses and other of $10.0 million and a decrease in Accounts payable and accrued liabilities of $20.0 million.
Cash flows from operating activities
      Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of receivables. Net cash provided by operating activities increased by $35.0 million, to $196.0 million, during the first six months of 2005, as compared to $161.0 million net cash provided by operating activities during the first six months of 2004. The increase is primarily due to an increase in net income of $6.5 million, an increase in Proceeds from the sale of receivables of $106.3 million, and a net increase in cash received for deferred revenue of $9.6 million, which were partially offset by a net decrease in cash received from collection of Receivables and Installment contract receivables of $42.6 million, an increase in payments of Accounts payable and accrued liabilities of $25.9 million and a change in Other long-term liabilities of $32.5 million.
      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the first six months of 2005, we transferred accounts receivable totaling

$111.5 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $5.1 million during the first six months of 2004.
Cash flows from investing activities
      Our primary investing activities consisted of purchases and proceeds from the sale of property, plant and equipment, purchases and proceeds from short-term investments, acquiring businesses and investing in venture capital partnerships and equity investments. During the six months ended July 2, 2005, these activities combined used $175.8 million of cash used for investing activities, as compared to $161.9 million of cash used for investing activities in the six months ended July 3, 2004. Net cash provided by the sale of our auction rate securities was $108.3 million in the six months ended July 2, 2005, compared to net cash used for the purchases of auction rate securities of $21.6 million in the six months ended July 3, 2004. During the six months ended July 2, 2005, we received $33.6 million of cash from the sale of property, plant and equipment, compared to $3.6 million in the six months ended July 2, 2005.
      During the three months ended July 2, 2005, and in conjunction with the workforce reduction involving Cadence’s European design services business, Cadence completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $32.9 million and the total gain on the sale was $3.6 million. Cadence has agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. Cadence has deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      We have reclassified the purchases and sales of our auction rate securities in our Condensed Consolidated Statements of Cash Flow, which decreased Cash flows from investing activities by $97.0 million for the six months ended July 3, 2004.
      As part of our overall investment strategy, we are a limited partner in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos).
      We and certain of our deferred compensation trusts are the sole limited partners of Telos I and Telos III, and we are the sole limited partner of Telos II. The partnership agreements governing Telos I, Telos II and Telos III, which are substantially the same, require us to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with us, manages the partnerships but may be removed by us without cause at any time. For all three partnerships, the advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are two independent members of our Board of Directors.
      As of July 2, 2005, we had contributed $120.7 million to these partnerships and are contractually committed to contribute to them up to an additional $44.2 million. Actual future contributions will depend upon the level of investments made by Telos. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005, in the case of Telos II is July 3, 2012, and, in the case of Telos III is June 1, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.
      On April 7, 2005, we completed our acquisition of Verisity Ltd., or Verisity, in an all-cash transaction for net cash payments of $244.0 million. The net cash payments consisted of payments to stockholders of $304.6 million, or $12.00 for each outstanding share of Verisity stock, acquisition costs of $6.9 million and contract termination costs of $0.4 million, which were partially offset by $67.9 million of cash received from Verisity in the acquisition. Of the $304.6 million of payments to stockholders, $5.6 million remains with a third party transfer agent for payment of shares not yet surrendered.

Cash flows from financing activities
      Net cash provided by financing activities was $51.9 million in the first six months of 2005, as compared to $26.2 million used for financing activities for the first six months of 2004. During the first six months of 2005, our primary source of cash from financing activities was $51.9 million of Proceeds from the issuance of common stock upon exercise of stock options and exercise of rights under our employee stock purchase programs, compared to $45.9 million in the first six months of 2004. During the first six months of 2004, our primary uses of cash from financing activities consisted of $69.8 million of Purchases of treasury stock and payments of $1.9 million of convertible notes issuance costs.
      We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program. We may also consider future hedging transactions if opportunities become available.
Other Factors Affecting Liquidity and Capital Resources
      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered indefinitely invested outside of the United States. As of January 1, 2005, the cumulative amount of earnings for which we have not provided a U.S. income tax accrual was approximately $575.0 million. As of July 2, 2005, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.
      On October 22, 2004, the AJCA was signed into law. A key provision of the AJCA is a one-time incentive to repatriate foreign earnings at a reduced effective tax rate. A company must meet several requirements to qualify for the incentive and we are currently studying the impact of the AJCA’s repatriation provisions on our plans to indefinitely reinvest our foreign earnings. If we determine that we will dividend all or a portion of our undistributed foreign earnings, we will potentially incur additional foreign and U.S. federal, state and local income taxes in the period the dividend is made. The maximum dividend that may qualify for special treatment under the AJCA is the lower of approximately $550.0 million and the amount of our foreign earnings and profits at the time the dividend is made to one of our U.S. companies. Our estimate of the range of tax expense that we would accrue on a maximum repatriation eligible for the temporary deduction is between $35.0 million and $43.0 million.
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
      In the six months ended July 2, 2005, we initiated a plan of restructuring that reduced our workforce by approximately 295 employees. This resulted in restructuring and other charges of $23.5 million. We made $17.2 million of cash payments in the six months ended July 2, 2005 related to the 2005 Restructuring. We expect ongoing annual savings of approximately $38.3 million related to this plan of restructuring. During the six months ended July 2, 2005, we recorded restructuring and other charges of $31.0 million and made $25.7 million of cash payments related to all of our restructuring activities. We expect to incur an additional $4.0 million to $7.0 million of future costs in connection with our restructuring activities in subsequent periods through 2006, primarily for facilities-related charges in connection with the 2003 and 2005 Restructurings, which amounts will be expensed as incurred.
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
      In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Notes for 100.00% of the principal amount.
      In connection with our acquisitions completed prior to July 2, 2005, we may be obligated to pay up to an aggregate of $46.2 million in cash during the next 12 months and an additional $23.4 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      As of July 2, 2005, the primary components of Other long-term liabilities of $309.0 million are $44.4 million of deferred compensation, $29.9 million of accrued restructuring charges, and $234.7 million related to indemnity holdbacks from acquisitions, earnout payments relating to acquisitions and income tax payable.
      We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. See “Stock-Based Incentive Compensation” of Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended July 2, 2005 and July 3, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption will have a significant impact on our Condensed Consolidated Statements of Operations and our Condensed Consolidated Statements of Cash Flows.
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
      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production, which has resulted in reduced research and development spending by many of our customers. Many of these companies appear to have experienced a gradual recovery in the second half of 2003, in 2004 and in the six months ended July 2, 2005, but they have continued to spend cautiously. Any economic downturn in the industries we serve could harm our business, operating results and financial condition.
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

      If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must develop or acquire new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. We cannot guarantee that we will be successful in this effort.
We have experienced varied quarterly operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of recognition of revenue under those license types.
      We have experienced, and may continue to experience, varied quarterly operating results. In particular, we have experienced quarterly net losses and we may experience net losses in future periods. Various factors affect our quarterly operating results and some of them are not within our control. Our quarterly operating results are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million. The failure to complete a license for one or more orders for our software products in a particular quarter could seriously harm our operating results for that quarter.
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
      We continue to observe a customer preference for our subscription licenses and requests for more flexible payment terms. Assuming that customers continue to prefer subscription licenses, or continue to request more flexible payment terms, both of which cause revenue to be recognized over time, we expect revenue recognized from backlog to increase as a percentage of product revenue, on an annual basis. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.
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

Our future revenue is dependent in part upon our installed customer base continuing to license or buy additional products, renew maintenance agreements and purchase additional services.
      Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenue could decrease, which could have an adverse effect on our results of operations.
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
      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisitions will result in long-term benefits to us or our stockholders. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired for which we cannot realize the anticipated value;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with Cadence which may dissuade them from licensing or buying products acquired by Cadence after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited previous experience.
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

      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In the three months ended July 2, 2005, Cadence recorded $3.4 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $3.4 million of earnouts payable to former stockholders is included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2005.
      In the six months ended July 2, 2005, Cadence recorded $24.2 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $24.2 million of earnouts consisted of $3.6 million of cash payments made prior to July 2, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $19.3 million included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2005.
      In connection with our acquisitions completed prior to July 2, 2005, we may be obligated to pay up to an aggregate of $46.2 million in cash during the next 12 months and an additional $23.4 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
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
      The EDA market and the commercial electronics design and methodology services industries are highly competitive and change quickly. We have responded to increased competition and changes in the industries in which we compete, in part, by restructuring our operations and reducing the size of our workforce. Despite our restructuring efforts over the last few years, we cannot assure you that we will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these restructuring activities in the periods contemplated, or at all. Our inability to realize these benefits, and our failure to appropriately structure our business to meet market conditions, could negatively impact our results of operations.

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
      During the six months ended July 2, 2005, we initiated a new plan of restructuring. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.
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
      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 52% for the second quarter of 2005 and 46% for the second quarter of 2004. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and the British pound, have had, and may in the future have, a harmful effect on our revenue and operating results.
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
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Condensed Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. See “Stock-Based Compensation” of Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the six months ended July 2, 2005 and July 3, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse effect on our Condensed Consolidated Statements of Operations and net income (loss) per share.
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
      We have a substantial level of debt. As of July 2, 2005, we had $420.0 million of outstanding indebtedness from the Notes that we issued in August 2003. The level of our indebtedness, among other things, could:

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
      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of July 2, 2005, none of the conditions allowing holders of the Notes to convert had been met.
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
      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at July 2, 2005.

		Weighted
	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial Paper – fixed rate	$261.6	3.29%
Cash – variable rate	107.1	2.38%
Cash equivalents – variable rate	57.7	2.12%
Cash equivalents – fixed rate	26.6	1.16%
U.S. Agency Discount Notes – fixed rate	25.1	3.12%

Total interest-bearing instruments	$478.1	2.82%

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
      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, the unrealized gains and losses are recognized in Other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other assets.
      Our policy governing hedges of foreign currency risk does not allow us to use forward contracts for trading purposes. Our forward contracts generally have maturities of 180 days or less. The effectiveness of our hedging program depends on our ability to estimate future asset and liability exposures. We enter into currency forward exchange contracts based on estimated future asset and liability exposures. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of currency forward exchange contracts with actual underlying asset and liability exposures.
      The table below provides information, as of July 2, 2005, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to September 16, 2005.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$84.9	108.08
Euro	17.0	0.83
British pound sterling	15.3	0.55
Canadian dollars	9.1	1.26
Taiwan dollars	2.1	31.38
Other	9.0	- - - -

	$137.4

Estimated fair value	$2.8

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
      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of July 2, 2005, the estimated fair value of the options acquired in the convertible notes hedge transactions was $91.6 million.
      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of July 2, 2005, the estimated fair value of the warrants sold was $25.0 million.
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
      The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Condensed Consolidated Financial Statements, was $23.0 million as of July 2, 2005 and $35.9 million as of January 1, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.
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
      Our investments in non-marketable equity securities had a carrying amount of $38.1 million as of July 2, 2005 and $45.7 million as of January 1, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2005.
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

      Based on their evaluation as of July 2, 2005, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended July 2, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, income taxes, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.
      While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     A. Recent Sales of Unregistered Securities:
      None.
     B. Stock Repurchases:
      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended July 2, 2005:

				Maximum Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price	Announced	Publicly Announced
Period	Purchased*	Per Share	Plans or Programs	Plans or Programs*

April 3, 2005 – May 7, 2005	7,635	$14.10	- - - -	$123.0
May 8, 2005 – June 4, 2005	95,101	14.23	- - - -	$123.0
June 5, 2005 – July 2, 2005	8,978	14.37	- - - -	$123.0

Total	111,714	$14.23	- - - -

      * All shares repurchased during the three months ended July 2, 2005 represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not represent shares purchased as part of our publicly announced repurchase program.
Item 3. Defaults Upon Senior Securities
      None.
Item 4. Submission of Matters to a Vote of Security Holders
      At the Annual Meeting of Stockholders held on May 11, 2005, the stockholders of Cadence approved the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

H. Raymond Bingham*	226,735,731	21,247,694
Michael J. Fister	230,231,628	17,751,797
Donald L. Lucas	215,702,913	32,280,512
Dr. Alberto Sangiovanni-Vincentelli	223,754,438	24,228,987
George M. Scalise	220,692,227	27,291,198
Dr. John B. Shoven**	230,108,170	17,875,255
Roger S. Siboni	230,628,345	17,355,080
Lip-Bu Tan	182,225,728	65,757,697
* On July 8, 2005, H. Raymond Bingham resigned as the Executive Chairman of the Board of Directors and as a Director and officer of Cadence Design Systems, Inc. and all its subsidiaries and affiliates. Mr. Bingham remained a Cadence employee until July 31, 2005, at which time he retired from Cadence.

** On July 8, 2005, Dr. John B. Shoven was elected Chairman of the Board of Directors.

2. A proposal to approve an amendment of the 1995 Directors Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 500,000 for a total of 3,050,000 shares authorized under the Plan was approved by a vote of 125,047,579 for, 87,127,460 opposed, 351,098 withheld and 35,457,288 broker non-votes.

3. A proposal for the ratification of the selection of KPMG LLP as independent auditors for the fiscal year ending December 31, 2005 was approved by a vote of 247,063,442 for, 609,925 opposed, 310,058 withheld and no broker non-votes.
Item 5. Other Information
      None.
Item 6. Exhibits
(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	Cadence Design Systems, Inc. 1995 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2005).
10.02	Amendment to Employment Agreement, dated as of May 17, 2005, between Cadence Design Systems, Inc. and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	August 8, 2005	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	August 8, 2005	By:	/s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	Cadence Design Systems, Inc. 1995 Directors Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2005).
10.02	Amendment to Employment Agreement, dated as of May 17, 2005, between Cadence Design Systems, Inc. and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.