Form 10-Q
period 2005-10-01
CADENCE DESIGN SYSTEMS INC
filed 2005-11-07
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X      No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  X      No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes             No  X
      On October 1, 2005, 283,708,180 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	October 1,	January 1,
	2005	2005

Current Assets:
Cash and cash equivalents	$618,770	$448,517
Short-term investments	30,579	144,491
Receivables, net of allowances of $13,326 and $12,734, respectively	277,117	384,114
Inventories	26,365	20,481
Prepaid expenses and other	97,735	72,312

Total current assets	1,050,566	1,069,915
Property, plant and equipment, net of accumulated depreciation of $533,148 and $498,424, respectively	353,402	390,367
Goodwill	1,234,866	995,065
Acquired intangibles, net	175,112	195,655
Installment contract receivables	61,643	96,038
Other assets	238,959	242,799

Total Assets	$3,114,548	$2,989,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$236,392	$277,992
Current portion of deferred revenue	254,021	270,966

Total current liabilities	490,413	548,958

Long-Term Liabilities:
Long-term portion of deferred revenue	19,535	20,847
Convertible notes	420,000	420,000
Other long-term liabilities	317,702	300,064

Total long-term liabilities	757,237	740,911

Stockholders’ Equity:
Common stock and capital in excess of par value	1,237,816	1,091,216
Deferred stock compensation	(61,733)	(63,477)
Retained earnings	663,605	640,828
Accumulated other comprehensive income	27,210	31,403

Total stockholders’ equity	1,866,898	1,699,970

Total Liabilities and Stockholders’ Equity	$3,114,548	$2,989,839

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Revenue:
Product	$218,559	$183,030	$593,812	$503,053
Services	31,684	34,447	93,513	104,064
Maintenance	87,138	84,104	263,504	247,267

Total revenue	337,381	301,581	950,829	854,384

Costs and Expenses:
Cost of product	18,537	25,033	62,631	58,590
Cost of services	22,944	23,132	68,715	69,526
Cost of maintenance	14,777	12,643	43,926	39,813
Marketing and sales	94,280	76,736	260,546	238,131
Research and development	93,539	85,300	275,343	263,541
General and administrative	29,962	23,620	92,078	63,749
Amortization of acquired intangibles	13,912	12,741	39,200	44,672
Deferred compensation(A)	15,413	5,060	35,405	17,121
Restructuring and other charges	3,782	1,036	34,785	9,400
Write-off of acquired in-process technology	- - - -	2,000	9,400	9,000

Total costs and expenses	307,146	267,301	922,029	813,543

Income from operations	30,235	34,280	28,800	40,841
Interest expense	(1,217)	(1,564)	(3,943)	(4,820)
Other income (expense), net	4,667	(4,181)	11,356	(13,960)

Income before provision for income taxes	33,685	28,535	36,213	22,061
Provision for income taxes	12,414	8,904	13,436	7,382

Net income	$21,271	$19,631	$22,777	$14,679

Basic net income per share	$0.08	$0.07	$0.08	$0.05

Diluted net income per share	$0.07	$0.07	$0.08	$0.05

Weighted average common shares outstanding – basic	281,222	270,509	277,474	271,514

Weighted average common shares outstanding – diluted	317,741	301,714	312,587	306,887

(A) Deferred compensation would be further classified as follows:
Cost of services	$1,014	$(284)	$1,547	$(211)
Marketing and sales	2,217	1,744	7,466	5,163
Research and development	7,036	3,607	16,623	11,156
General and administrative	5,146	(7)	9,769	1,013

	$15,413	$5,060	$35,405	$17,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	October 1,	October 2,
	2005	2004

Cash and Cash Equivalents at Beginning of Period	$448,517	$309,175

Cash Flows from Operating Activities:
Net income	22,777	14,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,725	138,510
Deferred compensation	35,405	17,121
Equity in loss from investments, net	6,192	16,167
Gain on investments, net	(16,045)	(3,182)
Write-down of investment securities	10,184	2,995
Write-off of acquired in-process technology	9,400	9,000
Non-cash restructuring and other charges	2,179	- - - -
Tax benefits from employee stock transactions	3,723	- - - -
Tax benefit of call options	1,843	- - - -
Deferred income taxes	(5,369)	- - - -
Proceeds from the sale of receivables	129,047	15,198
Provisions for losses on trade accounts receivable and sales returns	569	2,168
Other non-cash items	(48)	1,008
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	123,076	6,411
Installment contract receivables	(113,688)	6,514
Inventories	(5,052)	(3,367)
Prepaid expenses and other	(17,042)	(4,470)
Other assets	(1,873)	9,022
Accounts payable and accrued liabilities	(49,132)	(22,846)
Deferred revenue	(20,028)	13,295
Other long-term liabilities	(10,232)	15,721

Net cash provided by operating activities	249,611	233,944

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	14,921	3,557
Proceeds from sale of short-term investments	289,225	413,935
Purchases of short-term investments	(180,975)	(400,510)
Proceeds from the sale of long-term investments	6,033	6,942
Proceeds from the sale of property, plant and equipment	33,625	3,625
Purchases of property, plant and equipment	(49,954)	(46,788)
Purchases of software licenses	(500)	(757)
Investment in venture capital partnerships and equity investments	(9,184)	(17,353)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(295,438)	(115,170)

Net cash used for investing activities	(192,247)	(152,519)

Cash Flows from Financing Activities:
Principal payments on capital leases	(58)	(354)
Payment of convertible notes issuance costs	- - - -	(1,920)
Proceeds from issuance of common stock	109,408	65,842
Purchases of treasury stock	- - - -	(94,103)

Net cash provided by (used for) financing activities	109,350	(30,535)

Effect of exchange rate changes on cash and cash equivalents	3,539	1,567

Increase in cash and cash equivalents	170,253	52,457

Cash and Cash Equivalents at End of Period	$618,770	$361,632

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
      Cadence reclassified $61.9 million of its auction rate securities from Cash and cash equivalents to Short-term investments as of October 2, 2004. This reclassification increased Cash flows from investing activities by $13.4 million for the nine months ended October 2, 2004 in the accompanying Condensed Consolidated Statements of Cash Flows. Cadence also reclassified the net gains and losses from its non-qualified deferred compensation plan in its Condensed Consolidated Statements of Operations, which decreased Deferred compensation by $0.7 million and $4.8 million for the three and nine months ended October 2, 2004, respectively, and decreased Other income (expense), net, by $0.7 million and $4.8 million for the three and nine months ended October 2, 2004, respectively. In addition, certain other reclassifications have been made to prior period amounts to conform to the current period presentation.
NOTE 2.     STOCK-BASED COMPENSATION
      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option-pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the three and nine months ended October 1, 2005 and October 2, 2004 because management believes the amount yielded by this method is representative of prospective trends. Cadence considered implied volatility in market-traded options on its common stock as well as third party volatility quotes. Cadence determined the estimated fair values of its options granted and shares purchased under its employee stock purchase plans, or ESPPs, for the three and nine months ended

October 1, 2005 and October 2, 2004 using the following weighted average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Risk-free interest rate, based on weighted average	4.18%	3.44%	4.07%	3.37%
Volatility factors of the expected market price of Cadence’s common stock	23%	34%	26%	37%
Weighted average expected life of an option	4.5 Years	5.0 Years	4.9 Years	5.0 Years

	Employee Stock Purchase Plans

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Risk-free interest rate, based on weighted average	3.93%	1.77%	3.29%	1.38%
Volatility factors of the expected market price of Cadence’s common stock	23%	34%	26%	38%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years	0.5 Years
      The following table illustrates the effect on net income and net income per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income (loss):
As reported	$21,271	$19,631	$22,777	$14,679
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11,242	4,174	27,630	16,887
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(14,928)	(20,672)	(44,279)	(60,770)

Pro forma	$17,585	$3,133	$6,128	$(29,204)

Basic net income (loss) per share:
As reported	$0.08	$0.07	$0.08	$0.05

Pro forma	$0.06	$0.01	$0.02	$(0.11)

Diluted net income (loss) per share:
As reported	$0.07	$0.07	$0.08	$0.05

Pro forma	$0.06	$0.01	$0.02	$(0.10)

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
      The following table summarizes the preliminary allocation of the purchase price for Verisity and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$92,574
Property, plant and equipment	2,509
Other assets	12,083
Acquired intangibles:
Existing technology and backlog (one to five-year weighted-average useful lives)	34,000
Agreements and relationships (three to five-year weighted-average useful lives)	21,300
Tradenames/trademarks/patents (seven-year weighted-average useful life)	4,000
In-process technology	9,400
Goodwill	221,665

Total assets acquired	397,531

Current liabilities	36,651
Long-term liabilities	35,451

Total liabilities assumed	72,102

Net assets acquired	$325,429

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

      During the three months ended October 1, 2005, Cadence recorded an addition to goodwill of $0.9 million for achieved earnouts payable to former stockholders of acquired companies, which amount is accrued in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of October 1, 2005.
      During the nine months ended October 1, 2005, Cadence recorded $25.1 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $25.1 million of earnouts consisted of $19.5 million of cash payments made prior to October 1, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $4.3 million accrued in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of October 1, 2005.
      In connection with Cadence’s acquisitions completed prior to October 1, 2005, Cadence may be obligated to pay up to an aggregate of $36.1 million in cash during the next 12 months and an additional $10.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
NOTE 4.     GOODWILL AND ACQUIRED INTANGIBLES
     Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2005. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for its reporting unit during 2005.
      For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the current year evaluation.
      The market approach provides an estimate of the fair value of Cadence based on the total number of Cadence common shares outstanding, multiplied by the price per common share. The estimated fair value is then compared to the carrying value of Cadence’s net assets. If the carrying value of Cadence’s net assets is greater than the aggregate market value of its common shares outstanding, additional fair value analyses are performed on the individual intangible assets, including goodwill, to determine if any intangible assets are impaired, and, if so, an impairment charge is recorded.
      The changes in the carrying amount of goodwill for the nine months ended October 1, 2005 were as follows:

(In thousands)
Balance as of January 1, 2005	$995,065
Verisity acquisition	221,540
Additions due to earnouts	25,069
Adjustments to acquisition deferred tax assets and taxes payable	(2,663)
Tax benefits allocable to goodwill	(568)
Other	(3,577)

Balance as of October 1, 2005	$1,234,866

       Acquired intangibles, net
      Acquired intangibles with finite lives as of October 1, 2005 and January 1, 2005 were as follows:

	As of October 1, 2005			As of January 1, 2005

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing technology and backlog	$623,944	$(511,205)	2.6 Years	$593,517	$(447,325)	2.7 Years
Agreements and Relationships	64,130	(31,304)	4.6 Years	43,879	(23,643)	4.7 Years
Distribution Rights	30,100	(6,773)	7.8 Years	30,100	(4,515)	8.5 Years
Tradenames/trademarks/patents	11,034	(4,814)	5.0 Years	7,034	(3,392)	3.2 Years

Total acquired intangibles	$729,208	$(554,096)	3.7 Years	$674,530	$(478,875)	3.7 Years

      For the three months ended October 1, 2005, amortization of acquired intangibles was $29.2 million, as compared to $26.7 million for the three months ended October 2, 2004. For the nine months ended October 1, 2005, amortization of acquired intangibles was $83.4 million, as compared to $79.2 million for the nine months ended October 2, 2004. Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.
      Estimated future amortization expense is as follows:

(In thousands)
2005 – remaining period	$21,039
2006	60,201
2007	37,168
2008	24,406
2009	15,198
Thereafter	17,100

Total estimated amortization expense	$175,112

NOTE 5.     SALES OF INSTALLMENT CONTRACT RECEIVABLES
      From time-to-time, Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The following table shows the amounts of accounts receivable transferred to financing institutions on a non-recourse basis for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Accounts receivable transferred	$29,632	$10,753	$147,899	$16,138

      Cadence sold a receivable of approximately $10.9 million during the three months ended October 1, 2005 and received net proceeds of approximately $10.6 million subsequent to October 1, 2005. The loss on the sale of this receivable of approximately $0.3 million was recorded in the three months ended October 1, 2005.
      Losses on the sale of receivables are included in General and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The recorded losses are determined based on the purchasing financing institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Losses on sales of receivables	$1,439	$704	$8,253	$940
      When Cadence sells receivables, it normally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights has not been material to Cadence’s Condensed Consolidated Financial Statements.
NOTE 6.     MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES
     Marketable Securities
      Cadence accounts for its marketable securities as available-for-sale and classifies them as Short-term investments in the Condensed Consolidated Balance Sheets. Cadence accounts for marketable securities held in its non-qualified deferred compensation trust as trading securities and the securities are classified as Other assets in the Condensed Consolidated Balance Sheets because the securities are not available for Cadence’s use in operations.
      Cadence records net recognized gains and losses from the sale of available-for-sale securities and net realized appreciation and depreciation of trading securities in Other income (expense), net, in its Condensed Consolidated Statements of Operations.
      Net recognized gains from the sale of available-for-sale securities were as follows:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Available-for-sale Securities	$1,650	$ - - - -	$9,191	$3,327
      There were no other-than-temporary declines in the market value of available-for-sale securities for the three and nine months ended October 1, 2005 and the three months ended October 2, 2004. Recognized losses from other-than-temporary declines in the market value of available-for-sale securities totaled $0.7 million in the nine months ended October 2, 2004.
      Net realized appreciation (depreciation) of trading securities was as follows:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Trading Securities	$1,523	$(712)	$4,389	$(4,803)

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

	October 1,	January 1,
	2005	2005

	(In thousands)
Non-Marketable Securities – Application of Cost Method	$34,806	$45,116
Non-Marketable Securities – Application of Equity Method	- - - -	583

Total	$34,806	$45,699

      Cadence recorded net gains from the sale of non-marketable investment securities of $1.0 million during the three months ended October 1, 2005 and $2.5 million during the nine months ended October 1, 2005. Cadence recorded net gains from the sale of non-marketable investment securities of $0.7 million during the three months ended October 2, 2004 and $4.7 million during the nine months ended October 2, 2004. The gains on the sale of non-marketable securities are included in Other income (expense), net, in the accompanying Condensed Consolidated Statements of Operations. If Cadence determines that an other-than-temporary decline in fair value exists for a non-marketable equity security, it writes down the investment to its fair value and records the related write-down as an investment loss in its Condensed Consolidated Statements of Operations.

Cost Method Investments
      Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $3.0 million during the three months ended October 1, 2005 and $8.9 million during the nine months ended October 1, 2005. Cadence recorded write-downs due to other-than-temporary declines in value of its cost method investments of $1.1 million during the three months ended October 2, 2004 and $2.3 million during the nine months ended October 2, 2004. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statements of Operations.

Equity Method Investments
      During the first nine months of 2004, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., Clear Shape Technologies, Inc., Coventor, Inc., CoWare, Inc., Ponte Solutions, Inc. (formerly E-Z-CAD, Inc.), Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Lorentz Solutions, Neolinear, Inc. (since acquired by Cadence), Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.
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
      During the first nine months of 2005, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., CoWare, Inc., Fyre Storm, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.

      The following table presents summary operating data of Cadence’s equity method investees for the three and nine months ended October 1, 2005:

	Three	Nine
	Months Ended	Months Ended
	October 1, 2005	October 1, 2005

	(In thousands)
Net sales	$28,869	$86,146
Costs and expenses	$(40,919)	$(126,686)
Operating loss	$(12,050)	$(40,540)
Net loss	$(13,233)	$(40,239)
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

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Proportional share of equity method losses	$(1,488)	$(3,797)	$(6,192)	$(16,167)
Impairments of equity method investments	$(78)	$ - - - -	$(1,271)	$ - - - -
      As of October 1, 2005, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial. There were no remaining balances for equity method investments as of October 1, 2005 in the Condensed Consolidated Balance Sheet.
NOTE 7.     RESTRUCTURING AND OTHER CHARGES
      Cadence initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated each year from 2001 through 2004, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring and 2004 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 and 2004 Restructurings were targeted at reducing costs throughout the company.
      During the nine months ended October 1, 2005, Cadence implemented a new plan of restructuring, the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company in order to improve its cost structure.
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

      For restructuring activities initiated after fiscal 2002, Cadence accounted for the facilities and asset-related portions of these restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.” The asset impairments recorded in 2004 and 2005 were accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
      During the nine months ended October 1, 2005, and in conjunction with the workforce reduction involving Cadence’s European design services business, Cadence completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. Cadence has agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. Cadence has deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      Since 2001, Cadence has recorded facilities consolidation charges of $97.1 million related to office space reductions or facility closures of 49 sites. As of October 1, 2005, 28 of these sites had been vacated and office space reductions had occurred at the remaining 21 sites. Cadence expects to pay all of the remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.
      As of October 1, 2005, Cadence’s estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 was $36.5 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $43.3 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.
      Total restructuring costs accrued as of October 1, 2005 were $37.1 million, consisting of $5.7 million in Accounts payable and accrued liabilities and $31.4 million in Other long-term liabilities. Cadence expects to pay substantially all remaining severance and benefits restructuring liabilities prior to December 31, 2005.
      Restructuring and other charges for the three months ended October 1, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2005 Plan	$1,166	$302	$230	$1,698
2004 Plan	- - - -	- - - -	- - - -	- - - -
2003 Plan	- - - -	- - - -	2,084	2,084
2002 Plan	- - - -	- - - -	- - - -	- - - -
2001 Plan	- - - -	- - - -	- - - -	- - - -

Total	$1,166	$302	$2,314	$3,782

      Restructuring and other charges for the nine months ended October 1, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2005 Plan	$20,832	$2,401	$1,959	$25,192
2004 Plan	(343)	- - - -	- - - -	(343)
2003 Plan	- - - -	- - - -	4,613	4,613
2002 Plan	- - - -	- - - -	(411)	(411)
2001 Plan	- - - -	- - - -	5,734	5,734

Total	$20,489	$2,401	$11,895	$34,785

      Restructuring and other charges for the three months ended October 2, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$405	$ - - - -	$ - - - -	$405
2003 Plan	(400)	290	1,319	1,209
2002 Plan	(231)	32	(390)	(589)
2001 Plan	- - - -	- - - -	11	11

Total	$(226)	$322	$940	$1,036

      Restructuring and other charges for the nine months ended October 2, 2004 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2004 Plan	$7,380	$91	$ - - - -	$7,471
2003 Plan	(699)	1,365	1,475	2,141
2002 Plan	(231)	(552)	59	(724)
2001 Plan	- - - -	- - - -	512	512

Total	$6,450	$904	$2,046	$9,400

      Activity for the three and nine months ended October 1, 2005 associated with each plan of restructuring is discussed below.
2005 Restructuring
      During the nine months ended October 1, 2005, Cadence reduced its workforce by approximately 300 employees, including approximately 65 employees in its European design services business, and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written-off as a result of the restructuring. Severance and benefits expenses associated with the 2005 Restructuring were approximately $1.2 million during the three months ended October 1, 2005 and approximately $20.8 million during the nine months ended October 1, 2005.
      All terminations and termination benefits associated with the workforce reductions under the 2005 Restructuring were communicated to the affected employees prior to October 1, 2005, with all termination benefits expected to be paid by December 31, 2005.
      Facilities-related expenses of $0.2 million for the three months ended October 1, 2005 related to consolidation of a facility and changes in lease loss estimates for vacated and downsized facilities. Facilities-related expenses of $2.0 million for the nine months ended October 1, 2005 are comprised of $1.8 million of expenses for facilities vacated or consolidated and $0.2 million related to changes in lease loss estimates for vacated and downsized facilities. Facilities-related expenses include payments required under leases, net of estimated sublease income, lease buyout costs and other contractual charges.
      Asset-related and other charges of $0.3 million recorded during the three months ended October 1, 2005 relate to the write-off of assets no longer in use due to the headcount reductions associated with the 2005 Restructuring. Asset-related and other charges of $2.4 million recorded in the nine months ended October 1, 2005 are comprised of $1.5 million of expenses from the restructuring activities, primarily related to the write-off of leasehold improvements for facilities vacated and downsized, and $0.9 million of other charges related to the disposal of other assets not associated with Cadence’s restructuring activities.
      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the three months ended October 1, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, July 2, 2005	$2,753	$	- - - -	$1,264	$4,017
Restructuring and other charges, net	1,166		302	230	1,698
Non-cash charges	- - - -		(302)	4	(298)
Cash charges	(3,357)		- - - -	(152)	(3,509)
Effect of foreign currency translation	55		- - - -	- - - -	55

Balance, October 1, 2005	$617	$	- - - -	$1,346	$1,963

      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the nine months ended October 1, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, January 1, 2005	$ - - - -	$	- - - -	$ - - - -	$	- - - -
Restructuring and other charges, net	20,832		2,401	1,959		25,192
Non-cash charges	- - - -		(2,232)	6		(2,226)
Cash charges	(20,012)		(169)	(574)		(20,755)
Effect of foreign currency translation	(203)		- - - -	(45)		(248)

Balance, October 1, 2005	$617	$	- - - -	$1,346		$1,963

2004 Restructuring
      Cadence recorded a net credit of $0.3 million during the nine months ended October 1, 2005, which relates to reversing the portion of the severance and other benefits accrual in excess of the remaining expected obligation. There was no activity in the 2004 Restructuring during the three months ended October 1, 2005.
      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the nine months ended October 1, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Total

	(In thousands)
Balance, January 1, 2005	$470	$	- - - -	$	- - - -		$470
Restructuring and other charges, net	(343)		- - - -		- - - -		(343)
Cash charges	(115)		- - - -		- - - -		(115)
Effect of foreign currency translation	(12)		- - - -		- - - -		(12)

Balance, October 1, 2005	$ - - - -	$	- - - -	$	- - - -	$	- - - -

2003 Restructuring
      During the three months ended October 1, 2005, Cadence recorded additional expense of $2.1 million related to the 2003 Restructuring, which was primarily due to reduced utilization of a facility previously included in the 2003 Restructuring. During the nine months ended October 1, 2005, Cadence recorded additional expense of $4.6 million, which includes expenses of $2.1 million recorded during the three months ended October 1, 2005, and $2.5 million of expenses recorded during the six months ended July 2, 2005 related to changes in estimated sublease income from vacated and downsized facilities.
      During the nine months ended October 1, 2005, Cadence paid approximately $3.5 million of fees related to headcount reductions at a foreign facility, which is shown as an asset-related cash charge in the tables below.
      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the three months ended October 1, 2005:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total

	(In thousands)
Balance, July 2, 2005	$ - - - -	$	- - - -	$7,572	$7,572
Restructuring and other charges, net	- - - -		- - - -	2,084	2,084
Non-cash charges	- - - -		- - - -	23	23
Cash charges	- - - -		- - - -	(976)	(976)
Effect of foreign currency translation	- - - -		- - - -	(82)	(82)

Balance, October 1, 2005	$ - - - -	$	- - - -	$8,621	$8,621

      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the nine months ended October 1, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 1, 2005	$ - - - -	$3,549	$8,044	$11,593
Restructuring and other charges, net	- - - -	- - - -	4,613	4,613
Non-cash charges	- - - -	26	52	78
Cash charges	- - - -	(3,525)	(3,562)	(7,087)
Effect of foreign currency translation	- - - -	(50)	(526)	(576)

Balance, October 1, 2005	$ - - - -	$ - - - -	$8,621	$8,621

2002 Restructuring and 2001 Restructuring
      The remaining accrual balances for the 2002 and 2001 Restructurings relate to lease obligations for facilities vacated and downsized as part of these restructurings. During the nine months ended October 1, 2005, Cadence recorded additional expense of $5.7 million related to a change in the lease loss estimate for a facility included in the 2001 Restructuring. Cadence recorded a net credit of $0.4 million related to changes in lease loss estimates for facilities included in the 2002 Restructuring. The other amounts recorded in these restructurings during the three and nine months ended October 1, 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
      The following table presents the activity associated with the excess facilities components of the 2002 and 2001 Restructurings for the three months ended October 1, 2005:

	2002	2001
	Restructuring	Restructuring	Total

	(In thousands)
Balance, July 2, 2005	$7,749	$19,814	$27,563
Restructuring and other charges, net	- - - -	- - - -	- - - -
Cash charges	(363)	(705)	(1,068)
Effect of foreign currency translation	3	(8)	(5)

Balance, October 1, 2005	$7,389	$19,101	$26,490

      The following table presents the activity associated with the excess facilities components of the 2002 and 2001 Restructurings for the nine months ended October 1, 2005:

	2002	2001
	Restructuring	Restructuring	Total

	(In thousands)
Balance, January 1, 2005	$9,012	$16,602	$25,614
Restructuring and other charges, net	(411)	5,734	5,323
Cash charges	(1,201)	(2,081)	(3,282)
Effect of foreign currency translation	(11)	(1,154)	(1,165)

Balance, October 1, 2005	$7,389	$19,101	$26,490

NOTE 8.     CONTINGENCIES

Legal Proceedings
      From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. Periodically, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
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

NOTE 9.     NET INCOME PER SHARE
      Basic net income per share is computed by dividing net income, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
      Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, in the diluted earnings per common share calculation using the if-converted method of accounting. Under that method, the Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the Notes is added back to net income.
      The following table presents the calculation for the numerator and denominator used in the basic and diluted net income per share computations for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
Basic:
Net income	$21,271	$19,631	$22,777	$14,679

Weighted average common shares outstanding	281,222	270,509	277,474	271,514

Basic net income per share	$0.08	$0.07	$0.08	$0.05

Diluted:
Net income	$21,271	$19,631	$22,777	$14,679

Effect of diluted securities:
Amortization of convertible notes transaction fees, net of tax	448	358	1,230	765

Net income as adjusted	$21,719	$19,989	$24,007	$15,444

Weighted average common shares used to calculate basic net income per share	281,222	270,509	277,474	271,514
Convertible notes	26,837	26,837	26,837	26,837
Options	7,710	4,058	6,729	8,052
Restricted stock and ESPP shares	1,972	310	1,547	484

Weighted average common and potential common shares used to calculate diluted net income per share	317,741	301,714	312,587	306,887

Diluted net income per share	$0.07	$0.07	$0.08	$0.05

      The following table presents the potential shares of Cadence common stock outstanding at October 1, 2005 and October 2, 2004 that were not included in the computation of diluted net income per share for the three and nine months ended October 1, 2005 and October 2, 2004, because the effect of including these shares would have been antidilutive:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2015)	23,189	41,939	32,356	32,721
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	26,829	26,829

Total potential common shares excluded	50,018	68,768	59,185	59,550

NOTE 10.     STOCKHOLDERS’ EQUITY
     Stock Repurchase Plan
      In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock with a value of up to $500.0 million in the aggregate. Cadence did not repurchase any shares of its common stock under its repurchase plan during the three and nine months ended October 1, 2005. Cadence spent $24.3 million to repurchase 2.0 million shares during the three months ended October 2, 2004 and $94.1 million to repurchase 7.0 million shares during the nine months ended October 2, 2004. As of October 1, 2005, the remaining repurchase authorization under this program totaled $123.0 million.
     Stock-Based and Other Deferred Compensation
     Employee Stock Purchase Plans (ESPPs)
      The following table presents the common shares issued under Cadence’s ESPPs for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
Cadence shares issued under the ESPPs	1,573	1,997	3,913	3,988
Weighted average purchase price per share	$11.22	$8.69	$9.73	$8.59

Weighted average fair value per share	$16.09	$13.46	$14.44	$15.02

      The purchase dates under Cadence’s ESPPs are in February and August.
     Stock-Based and Other Deferred Compensation
      As of October 1, 2005, in addition to the ESPP, Cadence had four stock-based employee compensation plans and a director stock option plan. Cadence accounts for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.
      Using the Black-Scholes option-pricing model, the weighted average fair value of options granted during the three months ended October 1, 2005 was $2.98 as compared to $3.98 during the three months ended October 2, 2004. The weighted average fair value of options granted during the nine months ended October 1, 2005 was $4.39 as compared to $5.11 during the nine months ended October 2, 2004.

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
      Deferred compensation expense includes stock-based compensation expense and compensation expense associated with the net gains and losses from Cadence’s non-qualified deferred compensation plans. The following table presents the components of the Deferred compensation expense for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Stock-based compensation expense	$13,890	$5,772	$32,206	$21,924
Equity in loss from investments in the non-qualified deferred compensation plans	- - - -	- - - -	(1,190)	- - - -
Net gains (losses) on non-qualified deferred compensation assets	1,523	(712)	4,389	(4,803)

Total Deferred compensation expense	$15,413	$5,060	$35,405	$17,121

      The following table presents the activity recorded in Deferred stock compensation included in the accompanying Condensed Consolidated Balance Sheet as of October 1, 2005:

(In thousands)
Balance as of January 1, 2005	$(63,477)
Deferred stock compensation expense	32,206
Restricted stock related to incentive stock awards	(23,980)
Restricted stock and options assumed in acquisitions	(6,813)
Escrow releases and earnouts related to previously completed acquisitions	(5,147)
Forfeitures of incentive stock awards and assumed options	5,478

Balance as of October 1, 2005	$(61,733)

      During the nine months ended October 1, 2005, Cadence issued 1.7 million shares of restricted stock to employees. As reflected in the table above, Cadence recorded Deferred stock compensation of approximately $24.0 million in the accompanying Condensed Consolidated Balance Sheets in connection with these restricted stock awards.
NOTE 11.     OTHER COMPREHENSIVE INCOME
      Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These transactions have been excluded from Net income and are reflected instead in Stockholders’ Equity.

      The following table sets forth the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Net income	$21,271	$19,631	$22,777	$14,679
Translation gain (loss)	(994)	736	(3,592)	1,567
Changes in unrealized holding gains (losses) on available-for-sale securities, net of related tax effects	3,719	4,091	(601)	(2,439)

Comprehensive income	$23,996	$24,458	$18,584	$13,807

NOTE 12.     OTHER INCOME (EXPENSE), NET
      Other income (expense), net, for the three and nine months ended October 1, 2005 and October 2, 2004 is as follows:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Interest income	$4,346	$1,376	$9,847	$3,569
Gain (loss) on foreign exchange	946	(367)	3,372	19
Equity in loss from investments, net	(1,488)	(3,797)	(6,192)	(16,167)
Net gains (losses) on non-qualified deferred compensation assets	1,523	(712)	4,389	(4,803)
Other items, net	(660)	(681)	(60)	3,422

Other income (expense), net	$4,667	$(4,181)	$11,356	$(13,960)

      In the three months ended October 1, 2005, the significant components included in Other items, net, of $(0.7) million were $3.1 million of impairments of non-marketable investments, partially offset by $1.7 million of gains on the sale of short-term investments and $1.0 million of gains on the sale of non-marketable securities. In the three months ended October 2, 2004, the significant component included in Other items, net, of $(0.7) million was $1.1 million of impairments of non-marketable investments.
      In the nine months ended October 1, 2005, the significant components included in Other items, net, of $(0.1) million were $10.2 million of impairments of non-marketable securities, partially offset by $9.2 million of gains on the sale of marketable securities and $2.5 million of gains on the sale of non-marketable securities. In the nine months ended October 2, 2004, the significant components included in Other items, net, of $3.4 million was were $8.0 million of gains on the sale of short-term investments, partially offset by $3.0 million of impairment of investments.
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
      The following table presents a summary of revenue by geography:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
North America:
United States	$176,229	$159,343	$456,414	$451,023
Other	4,651	8,287	17,825	20,596

Total North America	180,880	167,630	474,239	471,619

Europe:
Germany	26,262	25,249	56,484	57,015
United Kingdom	10,380	8,125	29,538	24,554
Other Europe	33,127	28,755	82,380	76,302

Total Europe	69,769	62,129	168,402	157,871

Japan and Asia:
Japan	65,793	44,325	234,567	144,025
Asia	20,939	27,497	73,621	80,869

Total Japan and Asia	86,732	71,822	308,188	224,894

Total	$337,381	$301,581	$950,829	$854,384

      The following table presents a summary of long-lived assets by geography:

	As of

	October 1,	January 1,
	2005	2005

	(In thousands)
North America:
United States	$327,946	$334,943
Other	269	371

Total North America	328,215	335,314

Europe:
Total Europe	7,828	38,402

Japan and Asia:
Japan	2,364	2,787
Asia	14,995	13,864

Total Japan and Asia	17,359	16,651

Total	$353,402	$390,367

	As of

	October 1,	January 1,
	2005	2005

	(In thousands)
United States	$327,946	$334.943
Other	25,456	55,424

Total	$353,402	$390,367

      For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect and Services and Other. The following table summarizes the revenue attributable to these categories for the fiscal periods presented.

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In thousands)
Functional Verification	$70,956	$52,804	$191,873	$163,881
Digital IC Design	87,147	73,028	239,802	200,000
Custom IC Design	90,455	81,036	254,954	220,010
Design for Manufacturing	29,780	35,949	87,089	78,824
System Interconnect	27,359	24,324	83,598	76,612
Services and other	31,684	34,440	93,513	115,057

Total	$337,381	$301,581	$950,829	$854,384

      During the three months ended October 1, 2005, one customer accounted for 22% of total revenue, while during the three months ended October 2, 2004, one customer accounted for 13% of total revenue. During the nine months ended October 1, 2005 and the nine months ended October 2, 2004, no one customer accounted for more than 10% of total revenue.
      As of October 1, 2005, one customer accounted for 26% of Accounts receivable, net. As of January 1, 2005, no one customer accounted for more than 10% of Cadence’s Accounts receivable, net.

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
      During the last decade, the worldwide communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases, enabling die-per-wafer volume increases and greater complexity for providers of electronic devices. At the same time, the development of ICs with greater functionality complicates effective integration of components into complete electronics systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA products and services providers. In response to these challenges, we have initiated significant restructuring activities over the past several years, including during the nine months ended October 1, 2005, to better align our cost structure with projected demand for our products and services and their resulting projected revenues.
      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.
      The amount of revenue recognized in future periods will depend, among other things, on the terms and timing of our contract renewals or additional product sales with existing customers, the size of such transactions and sales to new customers.
      The value and duration of contracts, and consequently product revenues recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and by the extent to which contracts contain flexible payment terms. The timing of product revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in contractual arrangements (e.g., subscription to term) with existing customers.

Acquisitions
      In April 2005, we acquired Verisity Ltd., or Verisity, an Israeli corporation. Verisity was a provider of verification process automation solutions. We purchased Verisity to acquire key personnel and technology. The aggregate initial purchase price was $325.4 million, which included the payment of $304.6 million of cash, $10.6 million of assumed options at fair value, $6.9 million of acquisition costs and $3.3 million of contract termination costs. Verisity’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements from the date of acquisition. Comparative pro forma financial information for the acquisition of Verisity has not been presented because Verisity’s results of operations were not material to our Condensed Consolidated Financial Statements.

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
      During the three months ended October 1, 2005, we recorded an addition to goodwill of $0.9 million for achieved earnouts payable to former stockholders of acquired companies, which amount is accrued in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet as of October 1, 2005.
      During the nine months ended October 1, 2005, we recorded $25.1 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $25.1 million of earnouts consisted of $19.5 million of cash payments made prior to October 1, 2005, the issuance of 0.1 million shares of our common stock valued at $1.3 million and $4.3 million accrued in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of October 1, 2005.
      In connection with our acquisitions completed prior to October 1, 2005, we may be obligated to pay up to an aggregate of $36.1 million in cash during the next 12 months and an additional $10.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
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
      We license software using three different license types:

•	Subscription licenses – software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified technology in the future. In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the effective date of the license and delivery of the licensed product.

•	Term licenses – software licensed for a specific time period, generally two to three years, with no rights to return and, generally, limited rights to exchange the licensed software for technology available at the time of purchase. In general, revenue associated with term licenses is recognized upon the effective date of the license and delivery of the licensed product.

•	Perpetual licenses – software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the effective date of the license and delivery of the licensed product.
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
      Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. Occasionally, we will deliver the software on a compact disc with standard transfer terms of free-on-board, or F.O.B., shipping point. Our software license agreements generally do not contain conditions for acceptance. With respect to hardware, delivery of an entire system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment. For these products, delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.
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
      Collection is probable – We have concluded that collection is not probable for license arrangements executed with entities in certain countries. For all other countries, we assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s past payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement, particularly those with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on our results of operations.
      Vendor-specific objective evidence of fair value – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Our experience has been that we are able to estimate VSOE. While we do not expect that experience to change, if we could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until we have VSOE for the undelivered elements or all elements are delivered, whichever is earlier. Such a change could have a material impact on our results of operations.
      Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented 2% of total revenue for the three months ended October 1, 2005, 3% of total revenue for the nine months ended October 1, 2005, and 1% of total revenue for both the three and nine months ended October 2, 2004.
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

Accounting for income taxes
      We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109, and Financial Accounting Standards Board Interpretation, or FIN, No. 18, “Accounting For Income Tax in Interim Periods (An Interpretation of APB Opinion No. 28).” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. FIN No. 18 specifies that tax payable (or tax benefit) for an interim period related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax payable (or tax benefit) related to all items other than ordinary income (or loss) shall be individually computed and recognized when items occur. Estimates of the annual effective tax rate at the end of interim periods are based on our evaluations of possible future events and transactions and may be subject to subsequent revision.
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
Valuation of long-lived and intangible assets, including goodwill
     Goodwill
      At least annually, we review goodwill resulting from business combinations for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
      For purposes of SFAS No. 142, we operate under one reporting unit. During the three months ended October 1, 2005, we completed our annual impairment review of goodwill. This review compares the fair value of our reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, we utilize the market approach.
      The market approach provides an estimate of the fair value of Cadence based on the total number of our common shares outstanding, multiplied by the price per common share. The estimated fair value is then compared to the carrying value of our net assets. If the carrying value of our net assets is greater than the aggregate market value of our common shares outstanding, additional fair value analyses are performed on the individual intangible assets, including goodwill, to determine if any intangible assets are impaired, and, if so, an impairment charge is recorded. Based on the results of our impairment review, we have determined that no indicators of impairment existed for our reporting unit during 2005 and the related goodwill.
     Long-Lived Assets
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
      These restructuring initiatives have required us to make a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly estimating when, if at all, we will be able to sublet vacated facilities and, if we do, the sublease terms. Closure and space reduction costs that are part of our restructuring charges include payments required under leases, less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the abandonment period.
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
      The amount of revenue recognized in future periods will depend, among other things, on the terms and timing of our contract renewals or additional product sales with existing customers, the size of such transactions and sales to new customers.
      The value and duration of contracts, and consequently product revenues recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of product revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in contractual arrangements (e.g., subscription to term) with existing customers.
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
      Our product groups are:
      Functional Verification: Products in this group, which include the Incisivetm functional verification platform, are used to verify that the high level, logical specification of an integrated circuit design is correct. The technology acquired from Verisity has been incorporated into the Incisive functional verification platform.
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
      Custom IC Design: Our custom design products, which include the Virtuoso® custom design platform, are used for integrated circuits that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks and standard cell libraries. Detailed design information of how the integrated circuit will be physically implemented is used for creation of the photomasks used in chip manufacture.
      Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.

      System Interconnect: This product group consists of our printed circuit board and integrated circuit package design products, including the Allegro® system interconnect design platform, which enables consistent co-design of integrated circuits, IC packages and printed circuit boards.
Revenue by Quarter
      The table below shows our revenue for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended			Nine Months Ended

	October 1,	October 2,		October 1,	October 2,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
Product	$218.6	$183.0	19%	$593.8	$503.0	18%
Services	31.7	34.5	(8)%	93.5	104.1	(10)%
Maintenance	87.1	84.1	4%	263.5	247.3	7%

Total revenue	$337.4	$301.6	12%	$950.8	$854.4	11%

      Product and maintenance revenue were higher in the three and nine months ended October 1, 2005, as compared to the three and nine months ended October 2, 2004, primarily because of increased revenue from licenses for Digital IC Design, Custom IC Design and Functional Verification products. Services revenue was lower in the three and nine months ended October 1, 2005, as compared to the three and nine months ended October 2, 2004, due to a decrease in the market demand for our services offerings.
Revenue by Product Group
      The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended

	October 1,	July 2,	April 2,	January 1,	October 2,
	2005	2005	2005	2005	2004

Functional Verification	21%	19%	20%	19%	18%
Digital IC Design	26%	23%	27%	27%	24%
Custom IC Design	27%	31%	23%	27%	27%
Design for Manufacturing	9%	9%	9%	8%	12%
System Interconnect	8%	9%	10%	9%	8%
Services and other	9%	9%	11%	10%	11%

Total	100%	100%	100%	100%	100%

      Revenue generated by products acquired with Verisity are included in the Functional Verification product group. In the three months ended October 1, 2005, revenue from Custom IC Design decreased as a percent of total revenue and revenue from Digital IC Design increased as a percent of total revenue due to the timing and extent of term license renewals for existing customers. In the nine months ended October 2, 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Condensed Consolidated Statement of Operations.

Revenue by Geography

	Three Months Ended			Nine Months Ended

	October 1,	October 2,		October 1,	October 2,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
United States	$176.2	$159.4	11%	$456.4	$451.0	1%
Other North America	4.7	8.3	(43)%	17.8	20.6	(14)%

Total North America	180.9	167.7	8%	474.2	471.6	1%

Europe	69.8	62.1	12%	168.4	157.9	7%

Japan	65.8	44.3	49%	234.6	144.0	63%
Asia	20.9	27.5	(24)%	73.6	80.9	(9)%

Total Japan and Asia	86.7	71.8	21%	308.2	224.9	37%

Total revenue	$337.4	$301.6	12%	$950.8	$854.4	11%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

United States	52%	53%	48%	53%
Other North America	1%	3%	2%	2%
Europe	21%	20%	18%	18%
Japan	20%	15%	25%	17%
Asia	6%	9%	7%	10%
      The rate of revenue change varies geographically due to differences in the timing and extent of term license renewals for existing customers in those regions. In addition, both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.”
      Changes in foreign currency exchange rates caused our revenue to decrease by $0.2 million in the three months ended October 1, 2005, as compared to the three months ended October 2, 2004, primarily due to a fluctuation of the Japanese yen in relation to the U.S. dollar. Changes in foreign currency exchange rates caused our revenue to increase by $5.0 million in the nine months ended October 1, 2005, as compared to the nine months ended October 2, 2004, primarily due to a fluctuation of the Japanese yen in relation to the U.S. dollar.
Cost of Revenue

	Three Months Ended			Nine Months Ended

	October 1,	October 2,		October 1,	October 2,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
Product	$18.5	$25.0	(26)%	$62.6	$58.6	7%
Services	$22.9	$23.1	(1)%	$68.7	$69.5	(1)%
Maintenance	$14.8	$12.6	17%	$43.9	$39.8	10%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Product	8%	14%	11%	12%
Services	72%	67%	73%	67%
Maintenance	17%	15%	17%	16%
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
      A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In millions)
Product related costs	$5.4	$12.1	$22.3	$27.2
Amortization of acquired intangibles	13.1	12.9	40.3	31.4

Total Cost of product	$18.5	$25.0	$62.6	$58.6

      Cost of product decreased $6.5 million in the three months ended October 1, 2005, as compared to the three months ended October 2, 2004, primarily due to a decrease of $7.7 million in the cost of hardware products sold due to a reduction in volume and increased sales of higher margin products, partially offset by a $1.0 million increase in other operating expenses. Cost of product increased $4.0 million in the nine months ended October 1, 2005, as compared to the nine months ended October 2, 2004, primarily due to an $8.9 million increase in amortization of intangible assets and a $2.4 million increase in royalty expenses, partially offset by a $9.1 million decrease in the cost of hardware products sold due to a reduction in volume and increased sales of higher margin products.
      Cost of product in the future will depend primarily upon the actual mix of hardware and software product sales in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given quarter.
      Cost of services primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services remained essentially flat in the three months ended October 1, 2005, as compared to the three months ended October 2, 2004. Cost of services decreased $0.8 million in the nine months ended October 1, 2005, as compared to the nine months ended October 2, 2004, primarily due to a $2.2 million decrease in salary and benefit costs, partially offset by a $1.5 million increase in other operating expenses.
      Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, certain employees and documentation of maintenance updates. Cost of maintenance increased $2.2 million in the three months ended October 1, 2005, as compared to the three months ended October 2, 2004, primarily due to a $1.0 million increase in amortization of intangible assets and a $0.7 million increase in salary and benefit costs. Cost of maintenance increased $4.1 million in the nine months ended October 1, 2005, as compared to the nine months ended October 2, 2004, primarily due to a $2.1 million increase in amortization of intangible assets and a $1.7 million increase in salary and benefit costs.

Operating Expenses

	Three Months Ended			Nine Months Ended

	October 1,	October 2,		October 1,	October 2,
	2005	2004	% Change	2005	2004	% Change

	(In millions, except percentages)
Marketing and sales	$94.3	$76.7	23%	$260.5	$238.1	9%
Research and development	93.5	85.3	10%	275.3	263.5	4%
General and administrative	30.0	23.6	27%	92.1	63.7	45%

Total operating expenses	$217.8	$185.6	17%	$627.9	$565.3	11%

Expenses as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Marketing and sales	28%	25%	27%	28%
Research and development	28%	28%	29%	31%
General and administrative	9%	8%	10%	7%
Operating Expense Summary
      Overall operating expenses increased by $32.2 million and $62.6 million in the three and nine months ended October 1, 2005, respectively, as compared to the same periods in 2004, primarily due to an increase in salary and benefit costs, losses associated with the sale of installment contract receivables, costs associated with the purchase of Verisity and executive severance costs, partially offset by our restructuring activities as detailed below.
      Changes in foreign currency exchange rates increased operating expenses by $0.8 million in the three months ended October 1, 2005, as compared to the same period in 2004, primarily due to the fluctuation of the European Union euro and Indian rupee in relation to the U.S. dollar. Changes in foreign currency exchange rates increased operating expenses by $3.6 million in the nine months ended October 1, 2005, as compared to the same period in 2004, primarily due to the fluctuation of the European Union euro, British pound, Indian rupee and the Japanese yen in relation to the U.S. dollar.
Marketing and Sales
      Marketing and sales expense increased $17.6 million in the three months ended October 1, 2005, as compared to the same period in 2004, primarily due to a $15.5 million increase in employee salary and benefit costs and a $1.0 million increase in tradeshow costs. Marketing and sales expense increased $22.4 million in the nine months ended October 1, 2005, as compared to the same period in 2004, primarily due to a $20.0 million increase in employee salary and benefit costs.
Research and Development
      Research and development expense increased $8.2 million in the three months ended October 1, 2005, as compared to the same period in 2004, primarily due to an $8.1 million increase in employee salary and benefit costs. Research and development expense increased $11.8 million in the nine months ended October 1, 2005, as compared to the same period in 2004, primarily due to a $15.3 million increase in salaries and benefits, partially offset by a $3.4 million reduction in depreciation expense.

General and Administrative
      General and administrative expense increased $6.4 million in the three months ended October 1, 2005, as compared to the same period in 2004, primarily due to $3.9 million of executive severance costs in the third quarter of 2005, a $1.5 million increase in losses on the sale of installment contract receivables and a $0.9 million increase in employee salary and benefit costs. General and administrative expense increased $28.4 million in the nine months ended October 1, 2005, as compared to the same period in 2004, primarily due to an $8.3 million increase in losses on the sale of installment contract receivables, a $7.1 million increase in executive severance costs, a $5.3 million increase in salaries and benefits and a $3.2 million increase in legal and consulting services.
Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In millions)
Amortization of acquired intangibles	$13.9	$12.7	$39.2	$44.7
      Amortization of acquired intangibles increased $1.2 million in the three months ended October 1, 2005, as compared to the same period in 2004, primarily due to $4.1 million of additional amortization related to the Verisity acquisition, partially offset by a $2.9 million decrease in the amortization of acquired intangibles reflecting the full amortization of certain intangible assets from prior year acquisitions.
      Amortization of acquired intangibles decreased $5.5 million in the nine months ended October 1, 2005, as compared to the same period in 2004, primarily due to a $13.8 million decrease in the amortization of acquired intangibles reflecting the full amortization of certain intangible assets from prior year acquisitions, partially offset by $8.3 million of additional amortization related to the Verisity acquisition.
      We expect our Amortization of acquired intangibles to decrease by approximately $5.3 million for the three months ended December 31, 2005 because certain intangible assets have completed their amortization.
Deferred Compensation

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In millions)
Deferred compensation	$15.4	$5.1	$35.4	$17.1
      We amortize deferred compensation related to fixed awards using the straight-line method over the period in which the stock options and restricted stock vest. We recognize deferred compensation related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned.
      Deferred compensation increased $10.3 million for the three months ended October 1, 2005, as compared to the same period in 2004, due to a $5.4 million increase in the amortization of deferred compensation related to restricted stock grants, a $2.2 million increase in deferred compensation expense related to our Non-Qualified Deferred Compensation Plan, a $1.6 million increase in the amortization of deferred compensation related to our previously completed acquisitions and a $1.1 million increase in deferred compensation related to certain stock options and warrants.
      Deferred compensation increased $18.3 million for the nine months ended October 1, 2005, as compared to the same period in 2004, due to an $11.9 million increase in the amortization of deferred compensation related to restricted stock grants and an $8.0 million increase in deferred compensation expense related to our Non-Qualified Deferred Compensation Plan. This increase was partially offset by a $0.9 million decrease in deferred compensation related to certain stock options and warrants and a $0.7 decrease in the amortization of deferred compensation related to our previously completed acquisitions.
Restructuring and Other Charges
      We have initiated a separate plan of restructuring in each year since 2001 in an effort to reduce operating expenses and improve operating margins and cash flows.
      The restructuring plans initiated each year from 2001 through 2004, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring and 2004 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 and 2004 Restructurings were targeted at reducing costs throughout the company.
      During the nine months ended October 1, 2005, we implemented a new plan of restructuring, or the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company in order to improve our cost structure.
      During the nine months ended October 1, 2005, and in conjunction with the workforce reduction involving our European design services business, we completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. We have agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. We have deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      A summary of Restructuring and other charges for the three months ended October 1, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2005 Plan	$1.2	$0.3	$0.2	$1.7
2004 Plan	- - - -	- - - -	- - - -	- - - -
2003 Plan	- - - -	- - - -	2.1	2.1
2002 Plan	- - - -	- - - -	- - - -	- - - -
2001 Plan	- - - -	- - - -	- - - -	- - - -

Total	$1.2	$0.3	$2.3	$3.8

      A summary of Restructuring and other charges for the nine months ended October 1, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2005 Plan	$20.8	$2.4	$2.0	$25.2
2004 Plan	(0.3)	- - - -	- - - -	(0.3)
2003 Plan	- - - -	- - - -	4.6	4.6
2002 Plan	- - - -	- - - -	(0.4)	(0.4)
2001 Plan	- - - -	- - - -	5.7	5.7

Total	$20.5	$2.4	$11.9	$34.8

      A summary of Restructuring and other charges for the three months ended October 2, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$0.4	$ - - - -	$ - - - -	$0.4
2003 Plan	(0.4)	0.3	1.3	1.2
2002 Plan	(0.2)	- - - -	(0.4)	(0.6)
2001 Plan	- - - -	- - - -	- - - -	- - - -

Total	$(0.2)	$0.3	$0.9	$1.0

      A summary of Restructuring and other charges for the nine months ended October 2, 2004 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2004 Plan	$7.4	$0.1	$ - - - -	$7.5
2003 Plan	(0.7)	1.4	1.4	2.1
2002 Plan	(0.2)	(0.6)	0.1	(0.7)
2001 Plan	- - - -	- - - -	0.5	0.5

Total	$6.5	$0.9	$2.0	$9.4

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
      As of October 1, 2005, our estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 was $36.5 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $43.3 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $97.1 million related to reducing space in or the closing of 49 sites, of which 28 have been vacated and 21 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.
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

      The following is further discussion of the activity under each restructuring plan:
      2005 Restructuring – During the nine months ended October 1, 2005, we reduced our workforce approximately 300 employees, including approximately 65 employees in our European design services business, and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written off as a result of the restructuring. Severance and benefits expenses associated with the 2005 Restructuring were approximately $1.2 million during the three months ended October 1, 2005 and approximately $20.8 million during the nine months ended October 1, 2005.
      All terminations and termination benefits associated with the workforce reductions under the 2005 Restructuring were communicated to the affected employees prior to October 1, 2005, and we expect to pay all termination benefits by December 31, 2005.
      Facilities-related expenses of $0.2 million for the three months ended October 1, 2005 related to consolidation of a facility and changes in lease loss estimates for vacated and downsized facilities. Facilities-related expenses of $2.0 million for the nine months ended October 1, 2005 are comprised of $1.8 million of expenses for facilities vacated or consolidated and $0.2 million related to changes in lease loss estimates for vacated and downsized facilities. Facilities-related expenses include payments required under leases, net of estimated sublease income, lease buyout costs and other contractual charges.
      Asset-related and other charges of $0.3 million recorded during the three months ended October 1, 2005 related to the write-off of assets no longer in use due to the headcount reductions associated with the 2005 Restructuring. Asset-related and other charges of $2.4 million recorded in the nine months ended October 1, 2005 are comprised of $1.5 million of expenses from the restructuring activities, primarily related to write-offs of leasehold improvements for facilities vacated and downsized, and $0.9 million of other charges related to the disposal of other assets not associated with Cadence’s restructuring activities.
      We expect total ongoing annual savings of approximately $38.3 million related to the actions of this plan of restructuring. We also expect to incur an additional $1.0 million to $2.0 million of future costs in connection with the 2005 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2004 Restructuring – We recorded a net credit of $0.3 million during the nine months ended October 1, 2005, which relates to reversing the portion of the severance and other benefits accrual in excess of the remaining expected obligation. There was no activity in the 2004 Restructuring during the three months ended October 1, 2005.
      2003 Restructuring – During the three months ended October 1, 2005, we recorded additional expense of $2.1 million related to the 2003 Restructuring, which was primarily due to vacating a portion of a facility previously included in the 2003 Restructuring. During the nine months ended October 1, 2005, we recorded additional expense of $4.6 million, which includes expenses of $2.1 million recorded during the three months ended October 1, 2005 and $2.5 million recorded during the six months ended July 2, 2005, related to changes in estimated sublease income from vacated and downsized facilities.
      During the nine months ended October 1, 2005, we paid approximately $3.5 million of fees related to headcount reductions at a foreign facility. The liability associated with this payment was recorded prior to the nine months ended October 1, 2005.
      We expect to incur an additional $3.0 to $5.0 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2002 Restructuring and 2001 Restructuring – During the nine months ended October 1, 2005, we recorded additional expense of $5.7 million related to a change in the lease loss estimate for a facility included in the 2001 Restructuring. We recorded a net credit of $0.4 million related to changes in lease loss estimates for facilities included in the 2002 Restructuring. The other amounts recorded in these restructurings during the nine months ended October 1, 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
Write-off of Acquired In-process Technology
      Upon consummation of our acquisition of Verisity in April 2005, we immediately charged to expense $9.4 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rates assumed in this calculation ranged from 19% to 32% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies are expected to be commercially viable at various dates through February 2007. As of October 1, 2005, expenditures incurred to complete the in-process technologies totaled $1.5 million and aggregate expenditures to complete the remaining in-process technologies are expected to be approximately $2.0 million.
      These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.
Other Income (Expense), net
      Other income (expense), net, for the three and nine months ended October 1, 2005 and October 2, 2004 is as follows:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

	(In millions)
Interest income	$4.4	$1.4	$9.9	$3.6
Gain (loss) on foreign exchange	1.0	(0.4)	3.4	- - - -
Equity in loss from investments, net	(1.5)	(3.8)	(6.2)	(16.2)
Gains (losses) on non-qualified deferred compensation assets	1.5	(0.7)	4.4	(4.8)
Other items, net	(0.7)	(0.7)	(0.1)	3.4

Other income (expense), net	$4.7	$(4.2)	$11.4	$(14.0)

      In the three months ended October 1, 2005, the significant components included in Other items, net, of $(0.7) million were $3.1 million of impairments of non-marketable investments, partially offset by $1.7 million of gains on the sale of short-term investments and $1.0 million of gains on the sale of non-marketable securities. In the three months ended October 2, 2004, the significant component included in Other items, net, of $(0.7) million was $1.1 million of impairments of non-marketable investments.
      In the nine months ended October 1, 2005, the significant components included in Other items, net, of $(0.1) million were $10.2 million of impairments of non-marketable securities, partially offset by $9.2 million of gains on the sale of marketable securities and $2.5 million of gains on the sale of non-marketable securities. In the nine months ended October 2, 2004, the significant components included in Other items, net, of

$3.4 million were $8.0 million of gains on the sale of short-term investments, partially offset by $3.0 million of impairment of investments.
      Equity in loss from investments, net, reflects our proportional share of the net losses of the investee companies for which we account for our investment using the equity method of accounting. Additional information about our investments for which we use the equity method of accounting can be found in Note 6 to our Condensed Consolidated Financial Statements.
Income Taxes
      The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Provision for income taxes (in millions)	$12.4	$8.9	$13.4	$7.4
Effective tax rate	37%	31%	37%	33%
      During the three months ended October 1, 2005, we changed our projected annual effective tax rate for the year ending December 31, 2005 to be approximately 37%. As of July 2, 2005, we had projected this rate to be approximately 40%. This change is primarily a result of projecting an increased benefit from stock and stock option deductions included in Deferred compensation expense.
      Our effective tax rate increased for both the three and nine months ended October 1, 2005, compared to the three and nine months ended October 2, 2004, primarily due to a reduced benefit from foreign income taxed at a lower rate than the U.S. federal statutory rate.
      The American Jobs Creation Act, or AJCA, enacted on October 22, 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. Although no decision has been made regarding repatriation of foreign earnings under the AJCA, we may elect to apply this provision to qualifying earnings repatriated during fiscal 2005. We are currently evaluating the merits of repatriating funds under the AJCA and expect to complete this evaluation during the fourth quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $550.0 million. We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, have not provided for income taxes on these undistributed earnings. If we decide to repatriate foreign earnings in a future period, we will be required to recognize income tax expense related to the federal, state, and local and foreign income taxes that we would incur on the repatriated earnings when the decision is made. Our estimate of the range of tax expense that we would accrue on a maximum repatriation eligible for the temporary deduction is between $35.0 million and $43.0 million.
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
Liquidity and Capital Resources

	As of

	October 1,	January 1,	%
	2005	2005	Change

	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$649.3	$593.0	10%
Working capital	$560.2	$521.0	8%

	Nine Months Ended

	October 1,	October 2,	%
	2005	2004	Change

	(In millions, except percentages)
Cash provided by operating activities	$249.6	$233.9	7%
Cash used for investing activities	$(192.2)	$(152.5)	26%
Cash provided by (used for) financing activities	$109.4	$(30.5)	458%
Cash, cash equivalents and short-term investments
      As of October 1, 2005, our principal sources of liquidity consisted of $649.3 million of Cash and cash equivalents and Short-term investments, as compared to $593.0 million at January 1, 2005. The primary sources of our cash in the first nine months of 2005 were customer payments under software licenses and from the sale or lease of our hardware products, payments for design and methodology services, proceeds from the sale of receivables and from the exercise of stock options and common stock purchases under our employee stock purchase plans. Our primary uses of cash in the first nine months of 2005 consisted of payments to former shareholders of acquired businesses, payments relating to payroll, product, services and other operating expenses, and taxes.
Net working capital
      As of October 1, 2005, we had net working capital of $560.2 million, as compared with $521.0 million as of January 1, 2005. The increase in net working capital from January 1, 2005 to October 1, 2005 was primarily due to the increase in Cash and cash equivalents and Short-term investments of $56.3 million, an increase in Prepaid expenses and other of $25.4 million, a decrease in Accounts payable and accrued liabilities of $41.6 million and a decrease in Current portion of deferred revenue of $16.9 million, partially offset by a decrease in Receivables, net, of $107.0 million.
Cash flows from operating activities
      Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of receivables. Net cash provided by operating activities increased by

$15.7 million, to $249.6 million, during the first nine months of 2005, as compared to $233.9 million net cash provided by operating activities during the first nine months of 2004. The increase is primarily due to an increase in net income of $8.1 million, an increase in Proceeds from the sale of receivables of $113.8 million and an increase in non-cash Deferred compensation of $18.3 million, partially offset by a net decrease in cash received from collection of Receivables and Installment contract receivables of $3.5 million, an increase in payments of Accounts payable and accrued liabilities of $26.3 million, a change in deferred revenue of $33.3 million and a change in Other long-term liabilities of $26.0 million.
      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the first nine months of 2005, we received proceeds from the sale of receivables totaling $129.0 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $15.2 million during the first nine months of 2004.
Cash flows from investing activities
      Our primary investing activities consisted of purchases and proceeds from the sale of property, plant and equipment, purchases and proceeds from short-term investments, acquiring businesses and investing in venture capital partnerships and equity investments. During the nine months ended October 1, 2005, these activities combined used $212.7 million of cash used for investing activities, as compared to $162.3 million of cash used for these investing activities in the nine months ended October 2, 2004. Net cash provided by the sale of our auction rate securities was $108.3 million in the nine months ended October 1, 2005, compared to $13.4 million in the nine months ended October 2, 2004. During the nine months ended October 1, 2005, we received $33.6 million of cash from the sale of property, plant and equipment, compared to $3.6 million in the nine months ended October 2, 2004.
      During the nine months ended October 1, 2005, and in conjunction with the workforce reduction involving Cadence’s European design services business, Cadence completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. Cadence has agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. Cadence has deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      We have reclassified the purchases and sales of our auction rate securities in our Condensed Consolidated Statements of Cash Flow, which decreased Cash flows from investing activities by $13.4 million for the nine months ended October 2, 2004.
      As part of our overall investment strategy, we are a limited partner in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos).
      We and certain of our deferred compensation trusts are the sole limited partners of Telos I and Telos III, and we are the sole limited partner of Telos II. The partnership agreements governing Telos I, Telos II and Telos III, which are substantially the same, require us to meet capital calls principally for the purpose of funding investments that are recommended by the applicable Telos general partner, and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purposes. The Telos general partner, which is not affiliated with us, manages the partnerships but may be removed by us without cause at any time. For all three partnerships, the advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are three independent members of our Board of Directors.
      As of October 1, 2005, we had contributed $123.5 million to these partnerships and are contractually committed to contribute to them up to an additional $41.5 million. Actual future contributions will depend upon the level of investments made by Telos. Our commitments expire concurrently with the termination date of each partnership, which, in the case of Telos I is December 31, 2005, in the case of Telos II is July 3, 2012, and, in the case of Telos III is June 1, 2012. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Condensed Consolidated Balance Sheets.
      On April 7, 2005, we completed our acquisition of Verisity Ltd., or Verisity, in an all-cash transaction for net cash payments of $244.0 million. The net cash payments consisted of payments to stockholders of $304.6 million, or $12.00 for each outstanding share of Verisity stock, acquisition costs of $6.9 million and contract termination costs of $0.4 million, which were partially offset by $67.9 million of cash received from Verisity in the acquisition. Of the $304.6 million of payments to stockholders, $0.2 million remains with a third party transfer agent for payment of shares not yet surrendered.
Cash flows from financing activities
      Net cash provided by financing activities was $109.4 million in the first nine months of 2005, as compared to $30.5 million used for financing activities for the first nine months of 2004. During the first nine months of 2005, our primary source of cash from financing activities was $109.4 million of Proceeds from the issuance of common stock upon exercise of stock options and exercise of rights under our employee stock purchase programs, compared to $65.8 million in the first nine months of 2004. During the first nine months of 2005, there were no significant uses of cash from financing activities, as compared to the same period of 2004 when our primary uses of cash from financing activities consisted of $94.1 million of Purchases of treasury stock and a $1.9 million Payment of convertible notes issuance costs.
      We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program. We may also consider future hedging transactions if opportunities become available.
Other Factors Affecting Liquidity and Capital Resources
      We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless these earnings are considered indefinitely invested outside of the United States. As of January 1, 2005, the cumulative amount of earnings for which we have not provided a U.S. income tax accrual was approximately $575.0 million. As of October 1, 2005, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.
      The American Jobs Creation Act, or AJCA, enacted on October 22, 2004, created a temporary incentive for U.S. corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The deduction is subject to a number of limitations. Although no decision has been made regarding repatriation of foreign earnings under the AJCA, we may elect to apply this provision to qualifying earnings repatriated during fiscal 2005. We are currently evaluating the merits of repatriating funds under the AJCA and expect to complete this evaluation during the fourth quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $550.0 million. We have historically considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, have not provided for income taxes on these undistributed earnings. If we decide to repatriate foreign earnings in a future period, we will be required to recognize income tax expense related to the federal, state, and local and foreign income taxes that we would incur on the repatriated earnings when the decision is made. Our estimate of the range of tax expense that we would accrue on a maximum repatriation eligible for the temporary deduction is between $35.0 million and $43.0 million.
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

      In the nine months ended October 1, 2005, we implemented a plan of restructuring that reduced our workforce by approximately 300 employees. This resulted in restructuring and other charges of $25.2 million. We made $20.8 million of cash payments in the nine months ended October 1, 2005 related to the 2005 Restructuring. We expect ongoing annual savings of approximately $38.3 million related to this plan of restructuring. During the nine months ended October 1, 2005, we recorded Restructuring and other charges of $34.8 million and made $31.2 million of cash payments related to all of our restructuring activities. We expect to incur an additional $4.0 million to $7.0 million of future costs in connection with our restructuring activities in subsequent periods through 2006, primarily for facilities-related charges in connection with the 2003 and 2005 Restructurings, which amounts will be expensed as incurred.
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
      In connection with our acquisitions completed prior to October 1, 2005, we may be obligated to pay up to an aggregate of $36.1 million in cash during the next 12 months and an additional $10.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      As of October 1, 2005, the primary components of Other long-term liabilities of $317.7 million are $47.1 million of deferred compensation, $31.4 million of accrued restructuring charges, and $239.2 million related to future cash payments for prior acquisitions and income tax payable.
      We expect that current cash and short-term investment balances and cash flow from operating activities will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. See “Stock-Based Incentive Compensation” of Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended October 1, 2005 and October 2, 2004, as if we had used a fair-value-based method similar to the methods required under

SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption will have a significant impact on our Condensed Consolidated Statements of Operations and our Condensed Consolidated Statements of Cash Flows.
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
      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production, which has resulted in reduced research and development spending by many of our customers. Many of these companies appear to have experienced a gradual recovery in the second half of 2003, in 2004 and in the nine months ended October 1, 2005, but they have continued to spend cautiously. Any economic downturn in the industries we serve could harm our business, operating results and financial condition.
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
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of recognition of revenue under those license types.
      We have experienced, and may continue to experience, varied operating results. In particular, we have experienced net losses and we may experience net losses in future periods. Various factors affect our operating results and some of them are not within our control. Our operating results are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million. The failure to complete a license for one or more orders for our software products in a particular period could seriously harm our operating results for that fiscal period.
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
      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. During the three months ended October 1, 2005, we recorded an addition to goodwill of $0.9 million for achieved earnouts payable to former stockholders of acquired companies, which amount is accrued in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet as of October 1, 2005.
      In the nine months ended October 1, 2005, we recorded $25.1 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $25.1 million of earnouts consisted of $19.5 million of cash payments made prior to October 1, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $4.3 million accrued in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of October 1, 2005.
      In connection with our acquisitions completed prior to October 1, 2005, we may be obligated to pay up to an aggregate of $36.1 million in cash during the next 12 months and an additional $10.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
Our failure to attract, train, motivate and retain key employees may make us less competitive in our industries and therefore harm our results of operations.
      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions continue to improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Our adoption of SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” during our first quarter of 2006 will result in additional compensation expense. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results.
      In addition, regulations adopted by NASDAQ require stockholder approval for new equity compensation plans and significant amendments to existing plans, including increases in shares available for issuance under such plans, and prohibit NASDAQ member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
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
If our security measures are breached and an unauthorized party obtains access to customer data, our information systems may be perceived as being unsecure and customers may curtail their use of, or stop their use of, our products and services.
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
      During the nine months ended October 1, 2005, we implemented a new plan of restructuring. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.
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
The profitability of our design services business depends on factors that are difficult to control, such as the high cost of our services employees, our cost of performing our fixed-price services contracts and the success of our design services business, which has historically suffered losses.
      To be successful in our design services business, we must overcome several factors that are difficult to control, including the following:

•	Our cost of design services employees is high and reduces our gross margin. Gross margin represents the difference between the amount of revenue from the sale of services and our cost of providing those services. We must pay high salaries to attract and retain professional design services employees. This results in a lower gross margin than the gross margin in our software business. In addition, the high cost of training new design services employees or not fully utilizing these employees can significantly lower gross margin. It is difficult to adjust staffing levels quickly to reflect customer demand for design services; therefore, our design services business has in the past and could continue to experience losses.
•	A portion of services contracts consists of fixed-price contracts. Some of our customers pay a fixed price for design services provided, regardless of the cost we must incur to perform the contract. If our cost in performing the services were to exceed the amount the customer has agreed to pay, we would experience a loss on the contract, which could harm our business, operating results and financial condition.
•	We have historically suffered losses in our design services business. The market for electronics design services is sensitive to customer budgetary constraints and engineering capacity. Our design services business has historically suffered losses. If our design services business fails to increase its revenue to offset its expenses, the design services business will continue to experience losses. Our failure to succeed in the design services business may harm our business, operating results and financial condition.

Our international operations may seriously harm our financial condition because of the effect of foreign exchange rate fluctuations and other risks to our international business.
      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 48% for the three months ended October 1, 2005 and 47% for the three months ended October 2, 2004. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and the Indian rupee, have had, and may in the future have, a harmful effect on our revenue and operating results.
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
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Condensed Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. See “Stock-Based Compensation” of Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the nine months ended October 1, 2005 and October 2, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse effect on our Condensed Consolidated Statements of Operations and net income (loss) per share.

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
      We have a substantial level of debt. As of October 1, 2005, we had $420.0 million of outstanding indebtedness from the Notes that we issued in August 2003. The level of our indebtedness, among other things, could:

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
      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of October 1, 2005, none of the conditions allowing holders of the Notes to convert had been met.
      Although the conversion price is currently $15.65 per share, the convertible notes hedge and warrant transactions that we entered into in connection with the issuance of the Notes effectively increased the conversion price of the Notes until 2008 to approximately $23.08 per share, which would result in an aggregate issuance upon conversion prior to August 15, 2008 of approximately 18.2 million shares of our common stock. We have entered into convertible notes hedge and warrant transactions to reduce the potential dilution from the conversion of the Notes; however we cannot guarantee that such convertible notes hedge and warrant instruments will fully mitigate the dilution. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

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
      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at October 1, 2005.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial Paper – fixed rate	$386.7	3.80%
Cash – variable rate	103.1	2.28%
Cash equivalents – variable rate	45.8	2.80%
Cash equivalents – fixed rate	20.6	0.69%
US Agency Discount Notes – fixed rate	25.2	3.11%

Total interest-bearing instruments	$581.4	3.31%

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
      The table below provides information, as of October 1, 2005, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to December 16, 2005.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$85.0	110.23
European Union euro	18.0	0.81
British pound sterling	16.6	0.55
Canadian dollars	7.2	1.18
Hong Kong dollars	4.3	7.76
Swedish krona	3.3	7.60
Singapore dollars	2.9	1.68

	$137.3

Estimated fair value	$2.4

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
      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of October 1, 2005, the estimated fair value of the options acquired in the convertible notes hedge transactions was $124.7 million.
      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of October 1, 2005, the estimated fair value of the warrants sold was $35.8 million.
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
      The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Condensed Consolidated Financial Statements, was $30.6 million as of October 1, 2005 and $35.9 million as of January 1, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.
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
      Our investments in non-marketable equity securities had a carrying amount of $34.8 million as of October 1, 2005 and $45.7 million as of January 1, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2005.
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
      Based on their evaluation as of October 1, 2005, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended October 1, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
             None.
     B. Stock Repurchases:
      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended October 1, 2005:

				Maximum Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price	Announced	Publicly Announced
Period	Purchased*	Per Share	Plans or Programs	Plans or Programs*

July 3, 2005 – August 6, 2005	176,646	$14.67	- - - -	$123.0
August 7, 2005 – September 3, 2005	5,417	15.53	- - - -	$123.0
September 4, 2005 – October 1, 2005	14,196	15.90	- - - -	$123.0

Total	196,259	$15.34	- - - -

      * All shares repurchased during the three months ended October 1, 2005 represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not represent shares purchased as part of our publicly announced repurchase program.
Item 3. Defaults Upon Senior Securities
      None.
Item 4. Submission of Matters to a Vote of Security Holders
      None.
Item 5. Other Information
      None.
Item 6. Exhibits
(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
10.02	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit
Number	Exhibit Title

31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	November 7, 2005	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	November 7, 2005	By:	/s/ William Porter

William Porter Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
10.02	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.