Form 10-K
period 2005-12-31
CADENCE DESIGN SYSTEMS INC
filed 2006-03-10
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-15867

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
None

(Title of Each Class)	(Names of Each Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter July 2, 2005 was $3,821,749,525.
      On February 4, 2006, approximately 283,502,942 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement for the Cadence Design Systems, Inc. 2006 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
2005 FORM 10-K ANNUAL REPORT

PART I.

Item 1.	Business
      This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report contain forward-looking statements. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Competition,” “Proprietary Technology,” “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview
      We license electronic design automation, or EDA, software, sell or lease EDA hardware technology and intellectual property, or IP, and provide design and methodology services throughout the world to help manage and accelerate electronic product development processes. Our broad range of products and services are used by electronics companies to design and develop complex integrated circuits, or ICs, IC packages, printed circuit boards, or PCBs, and commercial electronic systems. We have approximately 5,000 employees, in approximately 60 sales offices, design centers and research facilities located around the world.
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
Factors Driving the Electronic Design Automation Industry
      During the last decade, the worldwide communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases, volume increases and greater complexity for providers of electronics devices. At the same time, the development of ICs with greater functionality complicates effective integration of components into complete electronic systems. These market and technology forces pose major challenges for the global electronics design community, and consequently create significant opportunities and challenges for EDA product and service providers.
      From a design perspective, many of today’s complex ICs are system-on-a-chip, or SoC, devices. SoC design requires the implementation of an entire electronics sub-system on a single IC, which is made possible by smaller feature sizes characteristic of the newest IC fabrication processes. Smaller feature sizes make it possible to put additional circuitry on a single segment of silicon, or die. SoCs typically include one or more processors (microprocessors and digital signal processors), a high-performance “bus” for on-chip data communication, numerous memory devices and peripherals, custom digital circuitry, custom analog circuitry and millions of lines of software code developed to run on the resulting device. These complex devices offer benefits in terms of price, performance, power and size; however, they are extremely difficult to design. Successful SoC design requires the convergence of the previously distinct domains of embedded software, digital logic, analog circuitry, IC packaging and PCB design. This convergence is changing the way designs for these devices are created.
      The migration to nanometer design poses major challenges for design teams. Nanometer design refers to the design of ICs that have feature sizes smaller than 180 nanometers or one hundred eighty billionths of a meter (for reference, the diameter of the period at the end of this sentence is approximately 400,000 nanometers). IC feature sizes for wires, transistors and contacts decrease with each advance in the semiconductor manufacturing process. Each move to a smaller feature size (e.g., decreasing from 130 nanometers to 90 nanometers and smaller) requires introducing new capabilities throughout the entire design and manufacturing chain to account for physical effects that were inconsequential at larger geometries but now limit device yield, performance, reliability and the ability to function as intended. For example, at 130 nanometers, signal integrity issues such as crosstalk between signal wires and voltage drop on power wires become critical. At 90 nanometers, device power leakage becomes a major factor in total power consumption. The increased complexity, electrical “noise” and power consumption due to leakage combine to increase the challenge to design teams in meeting chip performance specifications.
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
Products
      Our products are engineered to improve our customers’ design productivity and resulting design quality by providing a comprehensive set of EDA design technology. Product revenues include all fees earned from granting licenses to use our software, and from sales and leases of our hardware products, and exclude revenues derived from our maintenance and services businesses. We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” below for additional discussion of our license types.
      Product revenue was $851.5 million, or 64% of our total revenue, in 2005, $729.8 million, or 61% of our total revenue, in 2004 and $663.5 million, or 59% of our total revenue, in 2003.
Product Strategy
      With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence® design platforms are Incisivetm functional verification, Encountertm digital IC design, Virtuoso® custom design and Allegro® system interconnect platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing products that service both the digital and custom IC design flows. These four platforms, together with our design for manufacturing products, comprise our primary product lines.
Incisive Functional Verification Platform
      The Incisive functional verification platform enables our customers to employ enterprise-level verification process automation, including verification planning, management and process tracking with coordination of all verification activities across teams of specialists and different execution platforms.
      The Incisive platform is tailored for three segments: hardware description language engineers, design teams who are also responsible for verification, and multi-specialist enterprise teams. The Incisive platform includes verification tools and technologies from mixed-language and mixed-signal simulation through the Specman Elite® test bench solution, formal analysis and the Palladium® and Extreme® series of emulation and acceleration solutions. The Incisive plan-to-closure methodology (including technical field experts) is designed to enable the scalable deployment of best practices and to mitigate our customers’ language, technology and methodology adoption risks. The technology acquired in our acquisition of Verisity Ltd., or Verisity, is included in the Incisive platform.
Encounter Digital IC Design Platform
      The Encounter digital IC design platform enables our customers to implement all aspects of their digital nanometer-scale designs. It is based on a single user interface and unified in-memory data model, and was specifically designed to facilitate the analysis and optimization of physical interconnect throughout our customers’ design processes. The Encounter platform is comprised of the following core technologies:

•	Silicon virtual prototyping for enabling designers to plan the complete implementation of a chip before committing to a specific design strategy;
•	Global register transfer level, or RTL, and physical synthesis for creating and physically locating logic on the chip, while simultaneously optimizing for performance, power, cost and yield;
•	Signal integrity and yield-aware routing for connecting high performance physical interconnect between the logic gates;
•	Signal integrity and nanometer delay analysis;
•	Comprehensive Design-for-Test capability as well as post-silicon test diagnostics; and
•	Logic Equivalence Checking and design constraint management capability for designers to verify that their RTL specification is equivalent to the final IC layout.
      Unlike traditional “front-end/back-end” systems, the Encounter platform does not require customers to perform time-consuming translations between common tasks such as placement, power distribution, routing, and timing/crosstalk analysis. The Encounter platform supports hierarchical designs, with full-chip support for designs containing more than 50 million gates (a gate is an electronic switch that allows or prevents the flow of electrical current in a circuit). Since 2005, the Encounter platform has been comprised of three levels: Encounter L, XL and GXL. These levels are scaled to provide customers with technologies tailored to specific degrees of design complexity in the digital IC space.
Virtuoso Custom Design Platform
      The Virtuoso custom design platform enables design predictability by ensuring that the circuit design representation will perform correctly in the final manufactured chip. With the Virtuoso platform, designers are able to deliver silicon-accurate analog, custom digital, radio frequency, or RF, and mixed-signal designs, while addressing the growing number of physical effects in package, power grid, interconnect, devices and substrate employing a “top-down” language-based design.
      The Virtuoso platform reduces design time by providing:

•	Reference flows for analog, mixed-signal, RF and analog-digital integration focused at the wireless and analog/mixed-signal markets;
•	Automatic analog circuit sizing and optimization (including yield optimization);

•	Multi-mode simulation (digital, analog and RF) using a common syntax and model, and common equations;
•	Fast custom layout technologies;
•	Process migration technology;
•	Electrical vs. physical effects analysis; and
•	Physical design integration and silicon analysis for complex custom, cell-based and mixed custom designs using the OpenAccesstm database (described below in “Third Party Programs and Initiatives).”

Allegro System Interconnect Design Platform
      The Allegro system interconnect design platform enables design teams to design high-performance interconnect across the domains of IC, package and PCB, reducing cost and time to market. The system interconnect — between input-output, or I/ O, buffers and across ICs, packages and PCBs — can be optimized through the platform’s co-design methodology, reducing both hardware costs and design cycles. Designers use the Allegro platform’s constraint-driven methodology and advanced capabilities for design capture, signal integrity and physical implementation. Silicon design-in kits speed time to market by allowing IC companies to shorten new device adoption time and allowing systems companies to accelerate PCB system design cycles.
      The system interconnect product group includes the Allegro system interconnect platform and the OrCAD® product line of PCB design products which are engineered for individual or small design team productivity. The OrCAD product line is marketed worldwide through a network of alternative channel partners.
Design for Manufacturing
      The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Some of the Cadence products that deliver design for manufacturing, or DFM, capabilities for nanometer SoC design include:

•	Fire & Ice® QX and Assuratm RCX extraction products, which take the designer’s physical representation of an IC and extract the electrical properties of that design representation to enable further analyses, such as simulation and timing analysis;
•	Products in the VoltageStorm® family, which analyze on-chip power distribution for digital, analog and SoC designs. VoltageStorm detects unanticipated voltage drop, enabling the customer to correct fatal conditions, thereby preventing extensive troubleshooting and delay during initial manufacturing;
•	Our physical verification products, including Cadence Physical Verification System, Assura, Diva® and Dracula®, which perform manufacturing design rule checks to ensure the proposed design meets the requirements of the foundry’s manufacturing process rules; and
•	Mask data preparation tools, such as MaskCompose and QuickView, which help customer mask shops create mask and reticle layouts for chips being manufactured in nanometer processes.
Kits
      Today’s growing silicon complexity creates an array of design challenges for semiconductor and systems design teams. Among these is the application of EDA technologies to overcome design hurdles in the wired networking, wireless and personal entertainment sectors. Cadence kits are designed to allow companies in these sectors to achieve shorter, more predictable design cycles and greater design productivity by greatly simplifying the application and integration of EDA technologies and verification IP.
      Each kit addresses application-specific design issues by combining a verified methodology packaged in platform flows, and enabling standards-based IP — all applied to a segment representative design and delivered with applicability training. We introduced the first kits, the AMS Methodology Kit and the ARMtm Methodology Kit, in September 2005 and our RF Design Methodology Kit in December 2005.

Verification and Application Specific Programming Services
      We offer verification and applications specific programming, or ASP, services through Time-to-Market Engineering, or TtME, services. Our TtME team provides customers with consulting services, project services and/or complete turnkey services for verification acceleration and system emulation. QuickCycles allows customers to access our Palladium simulation acceleration and emulation products on a pay-as-you-go basis, either on the customer internet site or remotely over a high-speed, secure network connection.
Third Party Programs and Initiatives
      We recognize that certain of our customers may also use internally-developed design tools or design tools provided by other EDA companies, as well as IP available from multiple suppliers. We support the integration of third party design products through our OpenAccess Initiative and Connections® and OpenChoice programs. OpenAccess is a full-featured EDA database that supports access and manipulation of its internal EDA data via a fully documented and freely available programming interface. This provides an open application program interface through which applications developed by our customers, by their other EDA vendors, or by university research groups can all operate within a single database and with Cadence platforms. We have licensed the OpenAccess database to the OpenAccess Coalition, which is operated by the Silicon Integration Initiative, an organization of EDA, electronic system and semiconductor industry leaders focused on improving productivity and reducing cost in creating and producing integrated silicon systems.
      The Connections Program provides other EDA companies with access to our products to ensure that our products work well with those third party tools. Over 130 EDA providers are members of the Connections Program. The OpenChoice program was instituted to enable interoperability and facilitate open collaboration with leading providers of library, processor, memory core and verification IP to build, validate and deliver accurate models optimized for Cadence design and verification solutions. The program aims to ensure IP quality and provide our customers with access to optimized IP. A key component of the OpenChoice program is to assist and support library providers in the integration of our design and verification products and model formats into customer-owned tooling, or COT, library solutions.
      In addition, we work with vendors of Application Specific Integrated Circuits, or ASICs, to ensure predictable and smooth handoff of design data from mutual customers to ASIC implementation. These programs foster relationships throughout the silicon design chain with leading IP partners, silicon manufacturers and library provider partners to support both ASIC and COT solutions for our customers. They are integral to providing complete design chain solutions to IC and electronic systems designers who depend on coordinated offerings from multiple suppliers.
Maintenance
      We provide technical support to our customers to facilitate their use of our software and hardware products. A high level of customer service and support is critical to the adoption and successful use of our products.
      We have a global customer support organization and specialized field application engineering teams located in each of our operating regions to provide assistance to customers where and when they need it.
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
      Some of our customers have relocated, or expanded the presence of their design teams, away from their headquarters or historical locations to less expensive locations in emerging growth regions. Accordingly, to provide responsive and effective support for our customers, we expect to continue expanding the presence of our own support and application engineering teams in these emerging growth regions.
      Maintenance revenue was $351.5 million, or 26% of our total revenue, in 2005, $330.7 million, or 28% of our total revenue, in 2004 and $324.8 million, or 29% of our total revenue, in 2003. Maintenance revenue in 2006 will be generated predominantly from backlog.
Services
      We offer a number of fee-based services, including education and engineering services related to IC design and methodology. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products.
      Services revenue was $126.2 million, or 9% of our total revenue, in 2005, $137.0 million, or 11% of our total revenue, in 2004 and $131.1 million, or 12% of our total revenue, in 2003.
Education Services
      Our education services include Internet, classroom and custom courses, the content of which ranges from how to use the most recent features of our EDA products to instruction in the latest IC design techniques.
Engineering Services
      We offer engineering services and reusable design technologies to aid customers with the design of complex ICs. We focus our offerings primarily on SoC devices, including both ASICs and Application Specific Standard Parts, and on analog and mixed signal ICs. The customers for these services primarily consist of semiconductor and systems companies developing products for the communications, computing and consumer market segments. We offer engineering capabilities to assist customers from product concept through volume manufacturing.
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
      Through collaboration with our customers, we are able to design advanced ICs and gain direct and early visibility to industry design issues that may not be addressed adequately by today’s EDA solutions. This enables us to accelerate the development of new software technology and products to meet the market’s current and future design requirements.
Marketing and Sales
      We generally use a direct sales force consisting of sales people and applications engineers to market our products and provide maintenance and services to existing and prospective customers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process in general, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our software.

      We also use traditional marketing approaches to promote our products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the Internet. As EDA products mature and become widely understood by the marketplace, we selectively utilize value added resellers to broaden our reach and reduce cost of sales. The OrCAD and some Incisive products are primarily marketed through these channels.
      Internationally, we market and support our products and services primarily through our subsidiaries. Until June 28, 2003, we licensed most of our software products in Japan through Innotech Corporation, or Innotech. In June 2003, we purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, we directly license our software products to customers for which we acquired the distribution rights from Innotech. As of December 31, 2005, we were an approximately 7% stockholder of Innotech.
Software Licensing Arrangements
      We sell software using three license types: subscription, term and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a subscription or term license, and customers who prefer to have the right to use the technology continuously without time restriction will choose a perpetual license. Customers who desire rights to remix in new technology during the life of the contract will select a subscription license, which allows them limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license which does not include remix rights to new technology. Payment terms for subscription and term licenses generally provide for payments to be made in installments over the license period and payment terms for perpetual licenses generally are net 30 days.
      Our revenue recognition depends on a number of contract-specific terms and conditions, including the license type, payment terms, creditworthiness of the customer and other factors as more fully described under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenue associated with subscription licenses is recognized over multiple periods during the license term, whereas product revenue associated with term and perpetual licenses is generally recognized upon the later of the effective date or delivery of the product, assuming all other criteria for revenue recognition have been met. Although it can vary from quarter to quarter, approximately two-thirds of our product revenue was recognized from backlog during each of the past three years.
      Our revenue and results of operations may miss expectations due to a shortfall in product revenue generated from current transactions or variance in the actual mix of license types executed in any given period and due to other contract-specific terms and conditions as discussed above. We are subject to greater credit risk on subscription and term licenses, as compared to perpetual licenses, due to the installment payment terms generally associated with those license types. Otherwise, the particular risks to us of one license type versus another type do not vary considerably.
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
Research and Development
      Our investment in research and development was $370.1 million in 2005, $351.3 million in 2004 and $340.1 million in 2003.
      The primary areas of our research include SoC design, the design of silicon devices in the nanometer range, high-performance IC packaging, System-in-Package and PCB design, system-level modeling and verification, high-performance logic verification technology and hardware/ software co-verification. Because the electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, we make significant investments in enhancing our current products, as well as creating new products and technologies and integrating those products and technologies together into segmented solutions.
      Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization to meet advancing semiconductor manufacturing capability and design complexity, develop, acquire or interface to new products from third parties, and develop solutions that meet increasingly demanding productivity, quality, predictability and cost requirements. In addition to research and development, we maintain Cadence Laboratories, an advanced research group responsible for exploring specific new technologies, moving those technologies into product development and maintaining strong industry relationships.
Manufacturing and Distribution
      Our software production consists of configuring the customer’s order, outsourcing the recording of the product electronically or on CD-ROM, and producing customer-unique access keys that allow customers to use licensed products. Software and documentation are primarily distributed to customers by secure electronic delivery. User manuals and other documentation are generally available by secure electronic delivery or on CD-ROM, but are occasionally supplied in hard copy format.
      Cadence performs final assembly and test of its hardware verification, acceleration and emulation products in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual printed circuit boards and custom ICs, and supply them to us for qualification and testing prior to their incorporation into the assembled product.
Proprietary Technology
      Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new licenses or renew existing licenses for this third party software and other intellectual property in the future. As part of performing design and methodology services for customers, our design and methodology services business licenses certain software and other intellectual property of third parties, including that of our competitors.
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
      Our maintenance business flows directly from our products business. The competitive issues associated with our maintenance business are substantially the same as those for our products business in that every maintenance contract is the direct result of a product contract, and once we have entered into a product contract, maintenance is generally purchased by the customer to ensure that the customer will receive access to bug fixes and service releases, as and when they are made available, and other continued support.
      Certain competitive factors in the design and methodology services business as described herein differ from those of the products and maintenance businesses. While we also compete with other EDA companies in the design and methodology services business, we compete more with independent design and methodology service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, such as Cadence, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog and digital ICs. It is our strategy to use design and methodology services as a differentiator to further promote our products and maintenance businesses.
Backlog
      Our backlog on December 31, 2005 was approximately $1.8 billion, as compared to $1.7 billion on January 1, 2005. Backlog consists of revenue to be recognized over multiple fiscal periods after December 31, 2005 from:

•	subscription licenses for software products;
•	the sale or lease of hardware;
•	maintenance contracts on hardware and software products;
•	orders for hardware and software products sold on perpetual and term licenses on which customers have delivery dates after December 31, 2005;
•	term licenses with payments that are outside our customary terms;
•	licenses for which collection of payment is not probable;
•	the undelivered portion of design and methodology services contracts for which revenue is recognized as services are performed; and
•	design and methodology services contracts recognized under the percentage-of-completion method for which services have not yet been completed.
      The substantial majority of our backlog is generated by our product and maintenance businesses because customer licenses generally include both product and maintenance components. We expect that maintenance revenue in 2006 will be predominately generated from backlog. Historically, we have not experienced significant cancellations of our contracts with customers. However, we often reschedule the required completion dates of design and methodology services contracts which, at times, defers revenue recognition under those contracts beyond the original expected completion date. Changes in customer license types or payment terms also can impact the timing of revenue recognition.
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
International Operations
      We have approximately 60 design centers, research facilities and sales offices located around the world. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information regarding our international operations, see “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” in Item 1A, “Risk Factors” and Note 21 to our Consolidated Financial Statements.
Employees
      As of December 31, 2005, we employed approximately 5,000 individuals, with approximately 2,200 in sales, services, marketing, support and manufacturing activities, approximately 2,300 in product development and approximately 500 in management, administration and finance. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Item 1A. Risk Factors
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
      Purchases of our products and services are dependent upon the commencement of new design projects by IC manufacturers and electronics systems companies. The IC and electronics systems industries are cyclical and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.
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
      Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production, which has resulted in reduced research and development spending by many of our customers. Many of these companies appear to have experienced a gradual recovery in 2004 and 2005, but they have continued to spend cautiously. Any economic downturn in the industries we serve could harm our business, operating results and financial condition.
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
      The industries in which we compete experience rapid silicon technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the transistor length, which is shrinking from 130 nanometers to 90 nanometers to 65 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the nanometer range.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA products and design flows.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-quality design IP that can be reliably incorporated into a customer’s design with Cadence IC implementation products and services could reduce demand for our products and services.

•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	A growing number of low-cost design and methodology services businesses could reduce the need for some IC companies to invest in EDA products.

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
      We have experienced, and may continue to experience, varied operating results. In particular, we have experienced net losses for some past periods and we may experience net losses in future periods. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million.
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
      We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these fixed expenses in response to these short-term business changes.
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
      We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results and financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired for which we cannot realize the anticipated value;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with Cadence which may dissuade them from licensing or buying products acquired by Cadence after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited experience.
      In a number of our acquisitions, we have agreed to make future payments, or earnouts, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.
      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In 2005, we recorded $27.5 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $27.5 million of earnouts consisted of $23.5 million of cash payments made prior to December 31, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $2.7 million accrued in Accounts payable and accrued liabilities in the Consolidated Balance Sheet as of December 31, 2005.
      In connection with our acquisitions completed prior to December 31, 2005, we may be obligated to pay up to an aggregate of $27.0 million in cash during the next 12 months and an additional $7.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.

Our failure to attract, train, motivate and retain key employees may make us less competitive in our industries and therefore harm our results of operations.
      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions continue to improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders. Our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments,” during our first quarter of 2006 will result in additional equity-based compensation expense. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results.
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

      We compete in the EDA products market primarily with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase design and methodology services from independent vendors such as us because they wish to promote their own internal design departments.
We may need to change our pricing models to compete successfully.
      The highly competitive markets in which we compete can put pressure on us to reduce the prices of our products. If our competitors offer deep discounts on certain products in an effort to recapture or gain market segment share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any broadly-based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse effect on our results of operations.
We rely on our proprietary technology as well as software and other intellectual property rights licensed to us by third parties, and we cannot assure you that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such intellectual property rights from third parties.
      Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure you that third parties will not try to challenge, invalidate or circumvent these safeguards. We also cannot assure you that the rights granted under our patents or attendant to our other intellectual property will provide us with any competitive advantages, or that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our design and methodology services business holds licenses to certain software and other intellectual property owned by third parties, including that of our competitors. Our failure to obtain, for our use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results and financial condition.
We could lose key technology or suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties.
      There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results and financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results and financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

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
      If we were compelled to take any of these actions, our business and results of operations may suffer.
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
      As part of our recent restructuring activities, we have reduced the workforce in certain revenue-generating portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues.
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
      During fiscal year ended December 31, 2005, we implemented a new plan of restructuring. We also cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

The long sales cycle of our products and services makes the timing of our revenue difficult to predict and may cause our operating results to fluctuate unexpectedly.
      We have a long sales cycle that generally extends at least three to six months. The length of the sales cycle may cause our revenue and operating results to vary from quarter to quarter. The complexity and expense associated with our business generally requires a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.
      In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects because of:

•	The timing of customers’ competitive evaluation processes; or
•	Customers’ budgetary constraints and budget cycles.
      Long sales cycles for acceleration and emulation hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.
      Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of bookings shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter, which could cause even more immediate and serious harm to the trading price of our common stock.
The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.
      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% in 2005, 50% in 2004 and 44% in 2003. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and the British pound, have had, and may in the future have, a harmful effect on our revenue and operating results.
      Fluctuations in the rate of exchange between the United States dollar and the currencies of other countries in which we conduct business could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into United States dollars, it will take more of the foreign currency to equal the same amount of United States dollars than before the rate increase. If we price our products and services in the foreign currency, we will receive fewer United States dollars than we did before the rate increase went into effect. If we price our products and services in United States dollars, an increase in the exchange rate will result in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency.
      Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of one of our subsidiaries. A subsidiary’s functional currency is generally the currency in which it primarily conducts its operations, including product pricing, expenses and borrowings. Although we attempt to reduce the impact of foreign currency fluctuations, significant exchange rate movements may hurt our results of operations as expressed in United States dollars.
      Our international operations may also be subject to other risks, including:

•	The adoption or expansion of government trade restrictions;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;

•	Recessions in foreign economies;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	United States government licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

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
Our operating results could be adversely affected as a result of changes in our effective tax rates.
      Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States statutory tax rate;
•	An increase in expenses not deductible for tax purposes, including certain stock compensation, write-offs of acquired in-process research and development and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws;
•	New accounting standards or interpretations of such standards; or
•	A change in our decision to indefinitely reinvest foreign earnings.
      Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.
We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.
      The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The RAR is not a final Statutory Notice of Deficiency, and we have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered. The IRS may also make similar claims for years subsequent to 1999.
      The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We are challenging these proposed adjustments vigorously.
      The IRS is currently examining our federal income tax returns for tax years 2000 through 2002 and may challenge the tax reported on these tax returns.
      Significant judgment is required in determining our provision for income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations, including the current IRS examination and the IRS RAR for the tax years 1997 through 1999. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.
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
      We must comply with United States Department of Commerce regulations in shipping our software products and transferring our technology outside the United States and to foreign nationals. Although we have not had any significant difficulty complying with these regulations so far, any significant future difficulty in complying with such regulations could harm our business, operating results and financial condition.
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
      Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of current customers;
•	Loss of or delay in revenue;
•	Loss of market segment share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problem;
•	Increased service costs; and
•	Liability for damages.
New accounting standards related to equity compensation will cause us to recognize additional expense.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We expect the adoption of SFAS No. 123R to have a significant adverse effect on our Consolidated Statements of Operations, net income (loss) per share and Consolidated Statements of Cash Flows.

If we become subject to unfair hiring claims, we could be prevented from hiring needed employees, incur liability for damages and incur substantial costs in defending ourselves.
      Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring employees or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management away from our operations.
Our business is subject to the risk of earthquakes, floods and other natural catastrophic events.
      Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, are located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. In addition, several of our facilities, including our corporate headquarters, certain of our research and development operations, and certain of our distribution operations, are in areas of San Jose, California that have been identified by the Director of the Federal Emergency Management Agency, or FEMA, as being located in a special flood area. The areas at risk are identified as being in a one hundred year flood plain, using FEMA’s Flood Hazard Boundary Map or the Flood Insurance Rate Map. If significant seismic or flooding activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.
We maintain research and other facilities in parts of the world that are not as politically stable as the
      United States, and as a result we may face a higher risk of business interruption from acts of war or terrorism than businesses located only or primarily in the United States.
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
          Risks Related to Our Securities and Our Debt Obligations
Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
      We have a substantial level of debt. As of December 31, 2005, we had $420.0 million of outstanding indebtedness from our Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, that we issued in August 2003, and a $160.0 million term loan borrowed by a wholly-owned Irish subsidiary and guaranteed by Cadence. The level of our indebtedness, among other things, could:

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

      If we experience a decline in revenue due to any of the factors described in this Item 1A, “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. In the case of the Notes, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their notes at an additional premium of 0.25% in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, including the Notes and the term loan, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.
      The terms of the Notes do not prohibit us from incurring additional debt. In addition, our outstanding indebtedness under the Notes does not restrict our ability to pay dividends, issue or repurchase stock or other securities or require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Although the Notes do not contain such financial and other restrictive covenants, the documents governing the term loan do include such covenants, including certain restrictions on the incurrence of additional indebtedness and liens, disposition of assets, payment of cash dividends by us to our stockholders and our ability to engage in certain corporate transactions. We are also required to maintain certain minimum interest coverage and leverage ratios. Under the term loan, we are required to repay the principal amount thereof over a three year period. See “Other Factors Affecting Liquidity and Capital Resources” in Item 7 below. If we incur additional indebtedness or other liabilities, our ability to pay our obligations on our outstanding indebtedness could be adversely affected.
We may be unable to adequately service our indebtedness, which may result in defaults and other costs to us.
      We may not have sufficient funds or may be unable to arrange for additional financing to pay the outstanding obligations due on our indebtedness. Any future borrowing arrangements or debt agreements to which we become a party may contain additional restrictions on or prohibitions against our repayment on our outstanding indebtedness, or otherwise have the effect of making it more difficult to repay our existing outstanding indebtedness. With respect to the Notes, at maturity, the entire outstanding principal amount of the Notes will become due and payable. Holders may require us to repurchase for cash all or any portion of the Notes on August 15, 2008 for 100.25% of the principal amount, August 15, 2013 for 100.00% of the principal amount and August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders may require us to repurchase the Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we may be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of any other indebtedness then outstanding.
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
      The terms of the Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 26.8 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145.00% or more over specified periods, basic earnings per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. The holders of the Notes may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.
      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of December 31, 2005, none of the conditions allowing holders of the Notes to convert had been met.
      Although the conversion price is currently $15.65 per share, the convertible notes hedge and warrant transactions that we entered into in connection with the issuance of the Notes effectively increased the conversion price of the Notes until 2008 to approximately $23.08 per share, which would result in an aggregate issuance upon conversion prior to August 15, 2008 of approximately 18.2 million shares of our common stock. We have entered into convertible notes hedge and warrant transactions to reduce the potential dilution from the conversion of the Notes; however, we cannot guarantee that such convertible notes hedge and warrant instruments will fully mitigate the dilution. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.
We may, at the option of the Noteholders and only in certain circumstances, be required to repurchase the
      Notes in cash or shares of our common stock.
      Under the terms of the Notes, we may be required to repurchase the Notes following a significant change in our corporate ownership or structure, such as a change of control, prior to maturity of the Notes. Following a significant change in our corporate ownership or structure, in certain circumstances, we may choose to pay the repurchase price of the Notes in cash, shares of our common stock or a combination of cash and shares of our common stock. If we choose to pay all or any part of the repurchase price of the Notes in shares of our common stock, this would result in dilution to the holders of our common stock.
Convertible notes hedge and warrant transactions entered into in connection with the issuance of the
      Notes may affect the value of our common stock.
      We entered into convertible notes hedge transactions with JP Morgan Chase Bank, an affiliate of one of the initial purchasers of the Notes, at the time of issuance of the Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Notes. We also entered into warrant transactions. In connection with our convertible notes hedge and warrant transactions, JP Morgan Chase Bank or its affiliates purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. This entity or its affiliates is likely to modify its hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Notes. In addition, subject to movement in the price of our common stock, if the convertible notes hedge transactions settle in our favor, we could be exposed to credit risk related to the other party.
Rating agencies may provide unsolicited ratings on the Notes that could reduce the market value or liquidity of our common stock.
      We have not requested a rating of the Notes from any rating agency and we do not anticipate that the Notes will be rated. However, if one or more rating agencies independently elects to rate the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the Notes and our common stock could be harmed. A resulting decline in the market price of the Notes as compared to the price of our common stock may require us to repurchase the Notes.
Anti-takeover defenses in our governing documents and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.
      Our governing documents and certain provisions of the Delaware General Corporation Law could make it difficult for another company to acquire control of our company. For example:

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our headquarters are located in San Jose, California, and we own the related land and buildings. We also own buildings in India. The total square footage of our owned buildings is approximately 925,000.
      During 2005, we entered into a definitive sale-leaseback agreement involving certain land and buildings in San Jose, California. The agreement stipulates that we and the purchaser must receive certain approvals from local municipalities prior to June 30, 2006. If these conditions are met or waived by both us and the purchaser prior to June 30, 2006, we would complete the sale of the buildings and lease the buildings from the purchaser for two years, with an option to extend the lease for an additional six months.
      We lease additional facilities for our sales offices in the United States and various foreign countries, and for our research and development and design and methodology services facilities worldwide. We sublease certain of these facilities where space is not fully utilized or has been involved in restructuring activities.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of Cadence
      The executive officers of the registrant are as follows:

Name	Age	Positions and Offices

Michael J. Fister	51	President, Chief Executive Officer and Director
Kevin Bushby	50	Executive Vice President, Worldwide Field Operations
Moshe Gavrielov	51	Executive Vice President and General Manager, Verification Division
R.L. Smith McKeithen	62	Senior Vice President, General Counsel and Secretary
James S. Miller, Jr.	43	Senior Vice President, Development
William Porter	51	Senior Vice President and Chief Financial Officer
      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.
      MICHAEL J. FISTER has served as President and Chief Executive Officer of Cadence since May 2004. Mr. Fister has been a member of the Cadence Board of Directors since July 2004. Prior to joining Cadence, from 1987 to 2004, Mr. Fister held several positions with Intel Corporation, most recently as Senior Vice President and General Manager for the Enterprise Platforms Group. Mr. Fister is a director of Autodesk, Inc.
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
      MOSHE GAVRIELOV has served as Executive Vice President and General Manager, Verification Division of Cadence since April 2005. Mr. Gavrielov has over 25 years of technology and business management experience, including serving as CEO of Verisity Ltd. from 1998 to April 2005 before joining Cadence. Prior to joining Verisity, Mr. Gavrielov served at LSI Logic from 1988 to 1998 in several executive management positions. Those positions included Executive Vice President of the products organization, Senior Vice President of international markets, General Manager of LSI Logic Europe and General Manager of the ASIC division.
      R.L. SMITH MCKEITHEN has served as Senior Vice President, General Counsel and Secretary of Cadence since 1998. From 1996 to 1998, Mr. McKeithen served as Vice President, General Counsel and Secretary of Cadence. Prior to joining Cadence, from 1994 to 1996, Mr. McKeithen served as Vice President,

General Counsel and Secretary of Strategic Mapping, Inc., a software company. From 1988 to 1994, Mr. McKeithen served as Vice President, General Counsel and Secretary of Silicon Graphics, Inc.
      JAMES S. MILLER, JR. has served as Senior Vice President, Development of Cadence since September 2004. Prior to joining Cadence, Mr. Miller was at Intel Corporation from 2003 to 2004, where he was most recently Enterprise Platform Design Manager for both a multiprocessor platform and server memory technology for the Enterprise Products Group. From 1999 to 2002, Mr. Miller was Vice President of Silicon Development at Silicon Spice, and later Technical Director with Broadcom Corporation following its acquisition of Silicon Spice. From 1986 to 1998, Mr. Miller was at Intel where he held a number of leadership roles, including management of the server and workstation chipset organization and the Itanium® processor and Pentium® II processor organizations.
      WILLIAM PORTER has served as Senior Vice President and Chief Financial Officer of Cadence since May 1999. From 1994 to 1999, Mr. Porter served as Vice President, Corporate Controller and Assistant Secretary of Cadence. Prior to joining Cadence, Mr. Porter served as Technical Accounting and Reporting Manager and as Controller of Cupertino Operations with Apple Computer, Inc. Mr. Porter is a director of Onyx Software Corporation.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 4, 2006, we had approximately 1,263 registered stockholders and approximately 43,981 beneficial owners of our common stock.
      The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended December 31, 2005:

	High	Low

2005
First Quarter	$15.00	$12.96
Second Quarter	$14.80	$13.50
Third Quarter	$16.31	$13.80
Fourth Quarter	$18.30	$15.59
2004
First Quarter	$19.40	$14.38
Second Quarter	$15.18	$12.55
Third Quarter	$13.85	$11.55
Fourth Quarter	$14.59	$12.04

ISSUER PURCHASES OF EQUITY SECURITIES
      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended December 31, 2005:

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as Part	that May Yet Be
	Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced	Publicly Announced
Period	Purchased*	per Share	Plans or Programs	Plans or Programs

October 2, 2005 — November 5, 2005	3,280,770	$15.95	3,150,000	$72.8
November 6, 2005 — December 3, 2005	3,005,240	$16.94	3,000,001	$21.9
December 4, 2005 — December 31, 2005	6,936	$17.51	—	$21.9

Total	6,292,946	$16.43	6,150,001

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
      On February 8, 2006, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to an additional $500.0 million in the aggregate.
RECENT SALES OF UNREGISTERED SECURITIES
      In connection with our acquisition of DSM Technologies, Inc., or DSM, completed in January 2002, we issued to former DSM shareholders an additional 90,900 shares of our common stock on February 24, 2005 based on the attainment by the DSM business of certain performance goals. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Five fiscal Years Ended December 31, 2005

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Revenue	$1,329,192	$1,197,480	$1,119,484	$1,287,943	$1,430,440
Income (loss) from operations	$118,832	$104,148	$(21,516)	$160,579	$240,451
Other income (expense), net	$15,097	$(11,513)	$(4,047)	$(13,756)	$4,329
Net income (loss)*	$49,343	$74,474	$(17,566)	$60,339	$141,287
Net income (loss) per share — assuming dilution*	$0.16	$0.25	$(0.07)	$0.23	$0.55
Total assets	$3,401,312	$2,989,839	$2,817,902	$2,426,623	$1,730,030
Long-term portion of capital lease obligations	$—	$—	$61	$659	$1,476
Convertible notes	$420,000	$420,000	$420,000	$—	$—
Other long-term debt	$128,000	$—	$—	$52,000	$—
Stockholders’ equity*	$1,844,704	$1,699,970	$1,572,281	$1,644,030	$1,121,347

*	Beginning in our fiscal year 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” was adopted and, as a result, we ceased amortizing goodwill, including workforce intangibles that were subsumed into goodwill upon adoption of SFAS No. 142. The 2001 consolidated financial data includes amortization of goodwill and workforce intangibles totaling $50.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Competition,” “Proprietary Technology,” “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
      During the last decade, the communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases. This has enabled die-per-wafer volume efficiencies and increased complexity for manufacturers of electronic devices. At the same time, the development of ICs with greater functionality makes it more difficult to effectively integrate these components into complete electronics systems. These market and technology forces create major challenges for the global electronics design community, while simultaneously offering significant opportunities for providers of EDA products and services. In response to these opportunities, we have initiated significant restructuring activities over the past several years, including during the year ended December 31, 2005, to better align our cost structure with projected demand for our products and services.
      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in the “Results of Operations” below.
      Acquisitions
      We have acquired companies, businesses and technology, some of which are described below, and we expect to acquire other companies, businesses and technology in the future. We undertake these acquisitions as part of our overall business strategy, and specifically, to acquire key personnel, technology and customer relationships of the acquired business. For each of these acquisitions the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements from the date of the acquisition. These acquisitions are described in more detail below and in Note 4 to our Consolidated Financial Statements.

      Comparative pro forma financial information was not presented for the acquisitions completed in 2005, 2004 or 2003 because these acquisitions were not material to our Consolidated Financial Statements, either individually or in the aggregate.
      A summary of certain information regarding acquisitions, all of which were for cash, we completed in 2005, 2004 and 2003, including the aggregate initial purchase price paid, is as follows:

		Initial
		Purchase Price
	Date of
	Acquisition	2005	2004	2003

		(In millions)
Verisity Ltd. (A)	April 2005	$325.4	$—	$—
Neolinear, Inc. (B)	April 2004	—	78.1	—
Verplex Systems, Inc. (C)	August 2003	—	—	87.6
Innotech Corporation distribution rights (D)	June 2003	—	—	78.7
Get2Chip.com, Inc. (E)	April 2003	—	—	80.5
Celestry Design Technologies, Inc. (F)	January 2003	—	—	65.7
Other 2004 acquisition	August 2004	—	9.2	—
Other 2003 acquisitions	Various	—	—	18.9

Total initial aggregate purchase price		$325.4	$87.3	$331.4

      The businesses or assets acquired include:

(A)	Verification process automation solutions.

(B)	Rapid analog design technology.
(C)	Functional verification technology.

(D)	Distribution rights to certain customers, certain assets and key personnel of this Japan-based developer and distributor of software, electronic devices and semiconductor manufacturing equipment.

(E)	Nanometer-scale synthesis.

(F)	Silicon modeling products and full-chip circuit simulation.
      The purchase prices of our acquisitions generally consist of one or more of the following: cash payments, shares of our common stock, the fair value of assumed options, if any, and acquisition costs. The purchase price and goodwill associated with certain business acquisitions will be greater than the initial purchase price paid if certain performance goals are achieved, generally over a period of up to four years following the completion of the respective acquisition, related to one or more of the following: revenue, bookings, product proliferation, product development and employee retention.
      Concurrent with our acquisition of certain Innotech assets, we also modified our distributor agreement with Innotech. Prior to this acquisition, we licensed most of our software products in Japan through Innotech. We now directly license our software products to the customers for which we acquired the distribution rights from Innotech. As of December 31, 2005, we were an approximately 7% stockholder of Innotech.
      Acquisition-Related Earnouts
      For many of our acquisitions of private companies, a portion of the purchase price is payable only after the acquired business group’s achievement of certain performance goals, which generally relate to one or more of the following: revenue, bookings, product proliferation, product development and employee retention. The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with some acquisitions, we may grant equity awards with either time-based or performance-based vesting, or a combination of both, to employees of the acquired business as performance incentives. As a result, the amount of cash consideration or shares of our common stock issued to former stockholders of the acquired entity will increase as the performance goals are achieved, generally over a period of up to four years following the completion of the respective acquisition. Accordingly, goodwill and stock compensation expense will increase upon the attainment of such goals.
      In connection with our acquisitions completed prior to December 31, 2005, we may be obligated to pay up to an aggregate of $27.0 million in cash during the next 12 months and an additional $7.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      The goodwill recorded in connection with the below-described contingent earnouts for acquisitions is not expected to be deductible for income tax purposes.
      2005 Earnouts
      During the year ended December 31, 2005, we recorded $27.5 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $27.5 million of earnouts consisted of $23.5 million of cash payments made prior to December 31, 2005, the issuance of 0.1 million shares of our common stock valued at $1.3 million and $2.7 million accrued in Accounts payable and accrued liabilities in the Consolidated Balance Sheet as of December 31, 2005.
      2004 Earnouts
      During 2004, we recorded $40.6 million of goodwill as contingent purchase price payable to stockholders of acquired companies. The $40.6 million of goodwill consisted of $17.0 million of actual cash payments, $7.2 million of accrued payments and the issuance of 1.1 million shares of our common stock valued at $16.4 million. In addition, we recognized stock compensation expense of $1.2 million in connection with these acquisitions in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25).”
      2003 Earnouts
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
      Critical Accounting Estimates
      In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, valuation of long-lived and intangible assets, restructuring charges and valuation of stock-based awards have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.
Revenue recognition
      We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.
      We license software using three different license types:

•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified technology in the future. In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the later of the effective date of the license or delivery of the licensed product.

•	Term licenses — software licensed for a specific time period, generally two to three years, with no rights to return and, generally, limited rights to exchange the licensed software for technology available at the time of purchase. In general, revenue associated with term licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.

•	Perpetual licenses — software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.
      Persuasive evidence of an arrangement — Generally, we use the customer signed contract as evidence of an arrangement for subscription and term licenses and hardware leases. If a customer signed contract does not exist, we have historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements of approximately $10,000 or less. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the most persuasive evidence of the arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
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

      Fee is fixed or determinable — We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services. For our installment contracts that do not include a substantial up front payment, we may only determine that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
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
      Collection is probable — We have concluded that collection is not probable for license arrangements executed with customers in certain countries. For all other countries, we assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement, particularly those with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on our results of operations.
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
      Finance fee revenue — Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented 2% of total revenue for each of the years ended December 31, 2005 and January 1, 2005 and 1% of total revenue for the year ended January 3, 2004. Upon the sale of an installment contract, we recognize the remaining finance fee revenue associated with the installment contract.
      Services revenue — Services revenue consists primarily of revenue received for performing design and methodology services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.
Accounting for income taxes
      We provide for the effect of income taxes in our Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.
      We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our results of operations and financial position.
      See the factors affecting future results above in Item 1A, “Risk Factors,” entitled “Our operating results could be adversely affected as a result of changes in our effective tax rates,” “We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows” and “Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.”
Valuation of long-lived and intangible assets
      We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Restructuring charges
      We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as amended. Since fiscal 2001, we have undertaken significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with Emerging Issues Task Force, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the leased facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, we accounted for the asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For all periods presented, the severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”
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
      In addition, we have recorded estimated provisions for termination benefits and outplacement costs and other restructuring costs. We regularly evaluate the adequacy of our restructuring accrual, and adjust the balance based on changes in estimates and assumptions. We may incur future charges for new restructuring activities as well as changes in estimates to amounts previously recorded.
Valuation of stock-based awards
      Beginning in the first quarter of 2006, we will account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Results of Operations
      We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, selling or licensing our intellectual property, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different terms of use for our products, such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See “Critical Accounting Estimates” above for additional discussion of license types and timing of revenue recognition.
      A substantial portion of our revenue is recognized over multiple periods. As a result, we do not believe that pricing volatility has been a material component of the change in our revenue from period to period.
      The amount of revenue recognized in future periods will depend on, among other things, the terms and timing of our contract renewals or additional product sales with existing customers, the size of such transactions and sales to new customers.
      The value and duration of contracts, and consequently product revenue recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of product revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in contractual arrangements (e.g., subscription to term) with existing customers.
Revenue and Revenue Mix
      We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into “platforms,” which are included in the various product groups described below.
      Our product groups are:
      Functional Verification: Products in this group, which include the Incisivetm functional verification platform, are used to verify that the high level, logical specification of an IC design is correct. The technology acquired from Verisity has been incorporated into the Incisive functional verification platform.
      Digital IC Design: Products in this group, which include the Encountertm digital IC design platform, are used to accurately convert the high-level, logical specification of a digital integrated circuit into a detailed physical blueprint and then detailed design information showing how the integrated circuit will be physically implemented. This data is used for creation of the photomasks used in chip manufacture.
      Custom IC Design: Our custom design products, which include the Virtuoso® custom design platform, are used for integrated circuits that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks and standard cell libraries. Detailed design information showing how the integrated circuit will be physically implemented is used for creation of the photomasks used in chip manufacture.
      Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.
      System Interconnect: This product group consists of our PCB and IC package design products, including the Allegro® system interconnect design platform, which enables consistent co-design of integrated circuits, IC packages and PCBs.

Revenue by Year
      The table below shows our revenue for the years ended 2005, 2004 and 2003 and the percentage change in revenue between those years:

				% Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

	(In millions)
Product	$851.5	$729.8	$663.5	17%	10%
Services	126.2	137.0	131.2	(8)%	4%
Maintenance	351.5	330.7	324.8	6%	2%

Total revenue	$1,329.2	$1,197.5	$1,119.5	11%	7%

      2005 compared to 2004
      Product revenue was higher in 2005, as compared to 2004, primarily because of increased revenue from licenses for Digital IC Design, Functional Verification and Custom IC products. Services revenue was lower in 2005, as compared to 2004, due to our reduced capacity to satisfy demand for our design services after having implemented certain restructuring activities.
      2004 compared to 2003
      Product revenue was higher in 2004, as compared to 2003, primarily because of increased revenue from licenses for Digital IC and System Interconnect products and sales of certain intellectual property. Services revenue increased in 2004 due to an increase in customer spending for design and methodology services as the electronics industry experienced some recovery from the economic downturn of 2002 and 2003.
Revenue by Product Group
      The following table shows for 2005, 2004 and 2003 the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	2005	2004	2003

Functional Verification	21%	17%	19%
Digital IC Design	28%	25%	23%
Custom IC Design	25%	27%	27%
Design for Manufacturing	9%	9%	10%
System Interconnect	8%	9%	9%
Services and other	9%	13%	12%

Total	100%	100%	100%

      Revenue generated by products acquired with Verisity is included in the Functional Verification product group.
      During 2004, we recognized $11.0 million of revenue from the sale of intellectual property, or IP. This sale of IP is included in Services and other in the preceding table and in Product revenue in the accompanying Consolidated Statement of Operations.

Revenue by Geography

				% Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

	(In millions)
United States	$613.2	$598.9	$623.7	2%	(4)%
Other North America	20.3	27.0	26.3	(25)%	3%
Europe	245.0	261.9	187.9	(6)%	39%
Japan	333.2	191.2	187.9	74%	2%
Asia	117.5	118.5	93.7	(1)%	27%

Total revenue	$1,329.2	$1,197.5	$1,119.5	11%	7%

Revenue by Geography as a Percent of Total Revenue

	2005	2004	2003

United States	46%	50%	56%
Other North America	2%	2%	2%
Europe	18%	22%	17%
Japan	25%	16%	17%
Asia	9%	10%	8%

Total revenue	100%	100%	100%

      Both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.” The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions.
      Changes in foreign currency exchange rates caused our revenue to decrease by $5.7 million in 2005, as compared to 2004, and to increase by $16.0 million in 2004, as compared to 2003, primarily due to fluctuations of the Japanese yen in relation to the United States dollar. Additional information about revenue and other financial information by geography can be found in Note 21 to our Consolidated Financial Statements.
Cost of Revenue

				% Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

	(In millions)
Product	$79.6	$82.0	$67.0	(3)%	22%
Services	90.3	91.0	93.2	(1)%	(2)%
Maintenance	58.8	53.0	56.5	11%	(6)%
Cost of Revenue as a Percent of Related Revenue

	2005	2004	2003

Product	9%	11%	10%
Services	72%	66%	71%
Maintenance	17%	16%	17%
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
      A summary of Cost of product is as follows:

	2005	2004	2003

	(In millions)
Product related costs	$29.0	$38.0	$28.0
Amortization of acquired intangibles	50.6	44.0	39.0

Total Cost of product	$79.6	$82.0	$67.0

      2005 compared to 2004
      Cost of product decreased $2.4 million in 2005, as compared to 2004, primarily due to a decrease of $13.5 million in the cost of hardware products sold as a result of sales of products with lower costs, partially offset by a $6.6 million increase in amortization of intangibles, a $1.6 million increase in royalty expenses and an increase in other individually insignificant items.
      Cost of product in the future will depend primarily upon the actual mix of hardware and software product sales in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given period.
      Cost of services primarily includes employee salary and benefit costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased $0.7 million in 2005, as compared to 2004, primarily due to a $1.5 million decrease in other operating expenses, partially offset by a $0.9 million increase in salary and benefit costs.
      Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, certain employees and documentation of maintenance updates. Cost of maintenance increased $5.8 million in 2005, as compared to 2004, due to a $3.1 million increase in amortization of intangible assets and a $2.2 million increase in salary and benefit costs. The remaining increase in cost of maintenance is due to other individually insignificant items.
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
      Cost of maintenance decreased $3.5 million in 2004, as compared to 2003, due to a $2.3 million decrease in salary and benefit costs and a $1.2 million decrease in information technology, facilities and general operating expenses.

Operating Expenses

				% Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

	(In millions)
Marketing and sales	$356.0	$325.9	$326.6	9%	0%
Research and development	370.1	351.3	340.1	5%	3%
General and administrative	117.6	85.4	87.6	38%	(2)%

Total operating expenses	$843.7	$762.6	$754.3	11%	1%

Operating Expenses as a Percent of Total Revenue

	2005	2004	2003

Marketing and sales	27%	27%	29%
Research and development	28%	29%	30%
General and administrative	9%	7%	8%
Operating Expense Summary
      With the adoption of SFAS No. 123R in the first quarter of 2006, we expect our operating expenses to increase due to the expensing of the fair value of awards granted under our equity compensation plans.
      2005 compared to 2004
      Operating expenses increased $81.1 million during 2005, as compared to 2004, primarily due to a $57.3 million increase in employee salary and benefit costs, primarily due to our acquisition of Verisity and increased bonus and commission costs, and an $8.6 million increase in losses associated with the sale of installment contract receivables. The increase in operating expenses was also due to executive severance costs and other individually insignificant items. These increases were partially offset by our restructuring activities, as discussed below.
      2004 compared to 2003
      Operating expenses increased $8.3 million during 2004, as compared to 2003, primarily due to a $31.8 million increase in employee salary and benefit and related costs including bonuses earned in 2004 that had not been earned in 2003. This increase was partially offset by a $13.2 million decrease in depreciation and amortization expense, a $7.4 million decrease in outside services and a $7.2 million decrease in commission payments to Innotech as a result of our acquisition from Innotech in 2003 of distribution rights to certain of its customers.
      Foreign currency exchange rates increased operating expenses by $10.9 million in 2004, as compared to 2003, primarily due to the strengthening of the European Union euro, British pound and Japanese yen in relation to the United States dollar.
Marketing and Sales
      2005 compared to 2004
      Marketing and sales expenses increased $30.1 million during 2005, as compared to 2004, primarily due to a $27.9 million increase in employee salary, commission and benefit costs. The remaining increase in marketing and sales expense was due to other individually insignificant items, partially offset by a $1.9 million decrease in outside marketing program costs.

      2004 compared to 2003
      Marketing and sales expenses decreased $0.7 million during 2004, as compared to 2003, primarily due to a $7.2 million decrease in commission payments to Innotech as a result of our acquisition from Innotech of distribution rights to certain of its customers and a $3.1 million reduction in depreciation related to prior restructuring activities. This decrease was partially offset by a $7.7 million increase in employee salary and benefit and related costs and a $2.2 million increase in marketing program costs.
Research and Development
      2005 compared to 2004
      Research and development expense increased $18.8 million in 2005, as compared to 2004, primarily due to a $22.4 million increase in employee salary and benefit costs, partially offset by a $3.9 million decrease in depreciation expense. The increase in salary and benefit costs resulted primarily from the acquisition of Verisity and increased staffing to support product development.
      2004 compared to 2003
      Research and development expense increased $11.2 million during 2004, as compared to 2003, primarily due to a $21.4 million increase in employee salary and benefit and related costs resulting from an increase in employees due to business acquisitions and increased staffing to support product development. This increase was partially offset by a $7.4 million decrease in expenses related to our use of outside services and a $3.2 million decrease in costs associated with outsourced research and development projects.
General and Administrative
      2005 compared to 2004
      General and administrative expense increased $32.2 million in 2005, as compared to 2004, primarily due to an $8.6 million increase in losses on the sale of installment contract receivables, a $7.1 million increase in executive severance costs, a $6.5 million increase in employee salary and benefit costs and a $5.2 million increase in legal and consulting services. The remaining increase in general and administrative expense is due to other individually insignificant items, partially offset by a $1.2 million decrease in professional fees related to our annual audit and Sarbanes-Oxley Section 404 compliance.
      2004 compared to 2003
      General and administrative expense decreased $2.2 million in 2004, as compared to 2003, primarily due to a $3.0 million decrease in losses on the sale of installment contract receivables, a $2.6 million decrease in legal expense, a $2.4 million decrease in bad debt expense and a $1.3 million decrease in insurance expense, partially offset by a $4.5 million increase in employee salary, benefit and related costs and a $2.6 million increase in professional fees related to our annual audit and Sarbanes-Oxley Section 404 compliance.
Amortization of Acquired Intangibles

	2005	2004	2003

	(In millions)
Amortization of acquired intangibles	$47.8	$55.7	$62.6
      We expect Amortization of acquired intangibles to significantly decrease in 2006 due to the completed amortization of certain existing intangible assets during 2005.
      2005 compared to 2004
      Amortization of acquired intangibles decreased $7.9 million in 2005, as compared to 2004, primarily due to a $21.0 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior year acquisitions, partially offset by increases of $13.1 million in amortization of acquired intangibles in connection with acquisitions completed in 2005 and 2004.
      2004 compared to 2003
      Amortization of acquired intangibles decreased $6.9 million in 2004, as compared to 2003, primarily due to an $11.4 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior year acquisitions, partially offset by increases of $5.6 million in amortization of acquired intangibles in connection with acquisitions completed in 2004 and 2003.
Deferred Compensation

	2005	2004	2003

	(In millions)
Deferred compensation	$45.3	$26.4	$47.7
      We amortize deferred stock compensation related to fixed awards using the straight-line method over the period that the stock options and restricted stock vest. We recognize stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock are earned.
      With the adoption of SFAS No. 123R in the first quarter of 2006, we expect deferred compensation to decrease as the related equity compensation expense will be reflected throughout our other operating expenses.
      2005 compared to 2004
      Deferred compensation increased $18.9 million in 2005, as compared to 2004, due to a $10.4 million increase in deferred compensation related to our non-qualified deferred compensation plans and a $9.1 million increase in deferred stock compensation primarily related to incentive stock grants.
      2004 compared to 2003
      Deferred stock compensation decreased $21.3 million in 2004, as compared to 2003, due to a $24.6 million decrease in deferred stock compensation primarily related to our previously completed acquisitions and an $11.6 million decrease in deferred compensation expense related to our non-qualified deferred compensation plans. This decrease was partially offset by a $14.9 million increase in deferred stock compensation primarily related to incentive stock grants.
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
      During 2005, we implemented a new plan of restructuring, or the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company.
      During 2005, in conjunction with the workforce reduction involving our European design services business, we completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. We have agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. We have deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      A summary of restructuring and other charges by plan of restructuring for fiscal years 2005, 2004 and 2003 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Other	Total

	(In millions)
2005:
2005 Plan	$20.8	$2.4	$2.4	$—	$25.6
2004 Plan	(0.4)	—	—	—	(0.4)
2003 Plan	—	—	4.8	—	4.8
2002 Plan	—	—	(0.4)	—	(0.4)
2001 Plan	—	—	5.7	—	5.7

Total 2005	$20.4	$2.4	$12.5	$—	$35.3

2004:
2004 Plan	$7.0	$0.2	$—	$9.4	$16.6
2003 Plan	(0.8)	(2.8)	1.5	—	(2.1)
2002 Plan	(0.5)	(1.2)	0.1	—	(1.6)
2001 Plan	—	—	0.6	—	0.6

Total 2004	$5.7	$(3.8)	$2.2	$9.4	$13.5

2003:
2003 Plan	$25.7	$25.7	$10.9	$—	$62.3
2002 Plan	0.8	0.4	1.5	—	2.7
2001 Plan	—	—	1.8	—	1.8

Total 2003	$26.5	$26.1	$14.2	$—	$66.8

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
      As of December 31, 2005, our estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 was $34.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $38.8 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $97.7 million related to reducing space in or the closing of 49 sites, of which 28 have been vacated and 21 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.
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
      The following is further discussion of the activity under each restructuring plan:
      2005 Restructuring — During the year ended December 31, 2005, we reduced our workforce by approximately 300 employees, including approximately 65 employees in our European design services business, and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written-off as a result of the restructuring. Severance and benefits expenses associated with the 2005 Restructuring were approximately $20.8 million.
      All terminations and termination benefits associated with the workforce reductions under the 2005 Restructuring were communicated to the affected employees prior to December 31, 2005, with substantially all termination benefits paid prior to December 31, 2005. The remaining termination benefits are expected to be paid by April 1, 2006.
      Asset-related and other charges of $2.4 million recorded in the year ended December 31, 2005 are comprised of $1.5 million of expenses from the restructuring activities, primarily related to the write-off of leasehold improvements for facilities vacated and downsized, and $0.9 million of other charges related to the disposal of other assets not associated with our restructuring activities.
      Facilities-related expenses of $2.4 million for the year ended December 31, 2005 are comprised of $1.8 million of expenses for facilities vacated or consolidated and $0.6 million related to changes in lease loss estimates for vacated and downsized facilities. Facilities-related expenses include payments required under leases, net of estimated sublease income, lease buyout costs and other contractual charges.
      We expect total ongoing annual savings of approximately $38.3 million related to the actions of the 2005 Restructuring. We also expect to incur an additional $1.0 million to $2.0 million of future costs in connection with the 2005 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2004 Restructuring — We recorded a net credit of $0.3 million during 2005, which relates to reversing the portion of the severance and other benefits accrual in excess of the remaining expected obligation.
      2003 Restructuring — During 2005, we recorded additional expense of $4.8 million, related primarily to changes in estimated sublease income from vacated and downsized facilities. Cadence also paid approximately $3.5 million of fees related to headcount reductions at a foreign facility. The liability associated with this payment was recorded prior to the year ended December 31, 2005.
      We expect to incur an additional $3.0 million to $5.0 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2002 Restructuring — During 2005, we recorded a net credit of $0.4 million related to changes in lease loss estimates for facilities included in the 2002 Restructuring.
      2001 Restructuring — During 2005, we recorded additional expense of $5.7 million related to a change in the lease loss estimate for a facility included in the 2001 Restructuring.
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
      Described below are the write-offs of acquired in-process research and development charges in 2005, 2004 and 2003:

	2005	2004	2003

	(In millions)
Verisity Ltd.	$9.4	$—	$—
Neolinear, Inc.	—	7.0	—
Get2Chip.com, Inc.	—	—	3.8
Verplex Systems, Inc.	—	—	2.0
Celestry Design Technologies, Inc.	—	—	1.7
Other 2004 acquisition	—	2.0	—

Total in process technology	$9.4	$9.0	$7.5

      Described below is a summary of in-process research and development acquired during 2005, 2004 and 2003 as of December 31, 2005:

				Estimated
			Expenditures	Remaining
			Incurred to	Expenditures
			Complete	to Complete
			In-Process	In-Process
			Research	Research
	Discount	Commercial	and	and
	Rates	Feasibility	Development	Development

			(In millions)
Verisity Inc.	19% to 32%	February 2007	$2.7	$1.7
Neolinear, Inc.	28%	December 2004	7.2	—
Other 2004 acquisition	30%	December 2004	0.8	—
Get2Chip.com, Inc.	30%	June 2005	6.5	—
Verplex Systems, Inc.	30%	November 2004	2.6	—
Simplex Solutions, Inc.	30%	April 2003	4.2	—
Celestry Design Technologies, Inc.	35%	March 2003	2.0	—

Total Expenditures			$26.0	$1.7

Interest Expense

	2005	2004	2003

	(In millions)
Interest expense	$5.4	$6.2	$5.0
      We expect interest expense to increase during 2006 due to the $160.0 million term loan entered into by our Irish subsidiary, Castlewilder, in December 2005.
      2005 compared to 2004
      Interest expense decreased $0.8 million in 2005, as compared to 2004, primarily due to a decrease of $0.6 million in imputed interest on acquisition-related payments which occur over time. The remaining decrease of $0.2 million is due to other individually insignificant items.

      2004 compared to 2003
      Interest expense increased $1.2 million in 2004, as compared to 2003, primarily due to an increase of $1.8 million in amortization expense related to the costs associated with the issuance of our Notes in August 2003, an increase of $1.3 million in imputed interest on acquisition-related payments which occur over time, partially offset by a decrease of $1.9 million in interest expense related to our 2002 credit facilities that were terminated in 2003 after the issuance of the Notes.
Other income (expense), net
      Other income (expense), net, for the years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(In millions)
Interest income	$15.6	$5.6	$3.4
Gain (loss) on foreign exchange	4.5	(1.4)	2.3
Gain on sale of investments	11.7	12.4	—
Write-down of investments	(10.9)	(4.2)	(4.8)
Equity loss from investments	(6.5)	(16.9)	(10.9)
Telos management fees	(2.4)	(2.5)	(2.5)
Telos termination fees	(2.6)	—	—
Gains (losses) on non-qualified deferred compensation assets	6.6	(5.0)	6.5
Other income (expense)	(0.9)	0.5	2.0

Total other income (expense), net	$15.1	$(11.5)	$(4.0)

Provision for Income Taxes
      The provision for income taxes and the effective tax rates for 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in millions)
Provision (benefit) for income taxes	$79.1	$12.0	$(13.0)
Effective tax rate	62%	14%	43%
      2005 compared to 2004
      The effective tax rate in 2005 increased from that in 2004 primarily due to $30.1 million of federal, state and foreign income taxes incurred upon our repatriation of $500.0 million of certain foreign earnings under the American Jobs Creation Act, or AJCA, and an increase in foreign income tax expense from operations.
      2004 compared to 2003
      The income before provision for income taxes resulted in a provision for income taxes in 2004 compared to a benefit for income taxes in 2003. The 2004 provision for income taxes has a greater benefit from foreign income that is taxed at a lower rate than the United States Federal statutory rate when compared to 2003.
      Outlook for 2006
      We are currently projecting the effective income tax rate for 2006 to be approximately 40%. The decrease in the effective income tax rate as compared to 2005 is primarily due to the non-recurring income taxes related to the 2005 repatriation of certain foreign earnings. With the adoption of SFAS No. 123R in the first quarter of 2006, we may have additional volatility in our effective income tax rate due to certain stock-based compensation for which we are not allowed to anticipate a tax deduction. The tax deduction will be recognized in the period of the taxable event.

      As of December 31, 2005, we had total net deferred tax assets of approximately $148.3 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.
      During the fourth quarter of 2005, we completed our evaluation of the repatriation provisions of the AJCA, which created a temporary one year incentive for United States corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. We made the determination to repatriate $500 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. We will invest these earnings in the United States pursuant to the AJCA guidelines. We completed the repatriation and we recorded an income tax expense of $30.1 million associated with the repatriation during the fourth quarter of 2005. In the future, we intend to indefinitely reinvest our foreign earnings outside of the United States.
      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The RAR is not a final Statutory Notice of Deficiency, and we have protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. The IRS may also make similar claims for years subsequent to 1999.
      The IRS is currently examining our federal income tax returns for the tax years 2000 through 2002 and may challenge the tax reported on these tax returns.
      Significant judgment is required in determining our provision for income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we have assessed the likelihood of adverse outcomes resulting from tax examinations, including the current IRS examination and the IRS RAR for tax years 1997 through 1999. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material adverse effect on our results of operations, financial position or cash flows in the period or periods recorded.
Disclosures About Market Risk
Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and the term loan entered into by our Irish subsidiary, Castlewilder. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents, short-term and long-term investments and costs associated with foreign currency hedges and interest paid on the Castlewilder term loan.

      We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.
      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at December 31, 2005.

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial Paper — fixed rate	$710.6	4.39%
Cash — variable rate	66.4	1.87%
Cash equivalents — variable rate	26.1	3.84%
Cash equivalents — fixed rate	23.8	0.83%
US Agency Discount Notes — fixed rate	20.0	3.82%

Total interest-bearing instruments	$846.9	4.06%

      In connection with the Castlewilder term loan, we manage interest rate risk by having the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan was initially a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 4.995% as of December 31, 2005. We can change our interest rate election each Interest Period, as defined in the loan agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon our consolidated leverage ratio.
Foreign Currency Risk
      Our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening United States dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening United States dollar is a reduction in revenue offset by a smaller reduction in expenses.
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
      The table below provides information, as of December 31, 2005, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to March 17, 2006.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$75.9	118.46
British pound sterling	43.0	0.57
European Union euro	8.9	0.84
Hong Kong dollars	3.9	7.75
Singapore dollars	2.1	1.67

	$133.8

Estimated fair value	$0.4

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

      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions with JP Morgan Chase Bank, whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of December 31, 2005, the estimated fair value of the options acquired in the convertible notes hedge transactions was $130.8 million.
      In addition, we sold to JP Morgan Chase Bank warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of December 31, 2005, the estimated fair value of the sold warrants was $29.6 million.
      For additional discussion of the Notes see “Liquidity and Capital Resources” below.
      We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments primarily are made in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.
      The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Consolidated Financial Statements, was $33.0 million as of December 31, 2005 and $35.9 million as of January 1, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.
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
      Our investments in non-marketable equity securities had a carrying amount of $37.9 million as of December 31, 2005 and $45.7 million as of January 1, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Operations.
Liquidity and Capital Resources

	As of and for the years ended

	December 31,	%	January 1,	%	January 3,
	2005	Change	2005	Change	2004

	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$894.6	51%	$593.0	42%	$418.4
Net working capital	$670.5	29%	$521.0	45%	$360.3
Cash provided by operating activities	$426.3	14%	$372.5	118%	$171.0
Cash used for investing activities	$(222.7)	4%	$(215.0)	(44)%	$(386.3)
Cash provided by (used for) financing activities	$205.3	(1073)%	$(21.1)	(114)%	$149.2

Cash, cash equivalents and short-term investments
      As of December 31, 2005, our principal sources of liquidity consisted of $894.6 million of Cash and cash equivalents and short-term investments, as compared to $593.0 million as of January 1, 2005 and $418.4 million as of January 3, 2004. The primary sources of our cash in 2005 and 2004 were customer payments under software licenses and from the sale or lease of our hardware products, payments for the provision of design and methodology services, a term loan facility, proceeds from the sale of receivables and proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plans. Our primary uses of cash in 2005 and 2004 consisted of payments relating to payroll, product, services and other operating expenses, taxes, purchases of treasury stock and business acquisitions.
Net working capital
      Net working capital increased $149.5 million as of December 31, 2005, as compared to January 1, 2005, primarily due to the increase in Cash and cash equivalents and short-term investments of $301.6 million, partially offset by a decrease in Accounts receivable, net, of $102.0 million, an increase of Accounts payable and accrued liabilities of $22.6 million and an increase in Current portion of long-term debt of $32.0 million.
      Net working capital increased $160.7 million as of January 1, 2005, as compared to January 3, 2004, primarily due to the increase in Cash and cash equivalents and short-term investments of $174.6 million, an increase in Receivables, net, of $35.4 million, and an increase in Prepaid expense and other of $14.1 million, partially offset by an increase of Accounts payable and accrued liabilities of $34.5 million and an increase in Deferred revenue of $32.5 million.
Cash flows from operating activities
      Cash flows from operating activities are provided by net income, adjusted for certain non-cash charges, as well as changes in the balance of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of receivables.
      We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During 2005, we transferred accounts receivable totaling $192.1 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $30.1 million in 2004 and $87.4 million in 2003.
      Provision for sales returns is accounted for as a reduction of revenue. Provision for sales returns decreased by $0.5 million in 2005, as compared to 2004, and decreased $7.0 million in 2004, as compared to 2003.
      2005 compared to 2004
      Net cash provided by operating activities increased by $53.8 million, during 2005, as compared to 2004, primarily due to an increase in Proceeds from the sale of receivables of $162.0 million and a decrease in payments associated with Accounts payable and accrued liabilities of $18.3 million, partially offset by a decrease in net income of $25.1 million, a net decrease in cash received from collection of Receivables and Installment contract receivables of $71.9 million and a change in Other assets of $14.8 million.
      2004 compared to 2003
      Net cash provided by operating activities increased by $201.5 million during 2004, as compared to 2003, primarily due to an increase in net income of $92.0 million, an increase in cash received from Installment contract receivables of $128.5 million, a decrease in payments associated with Accounts payable and accrued liabilities of $108.7 million, partially offset by a decrease in Proceeds from the sale of receivables of $57.3 million and a decrease of cash collected on Accounts receivable, net, of $48.0 million.

Cash flows from investing activities
      Our primary investing activities consisted of purchases and proceeds from the sale of property, plant and equipment, purchases and proceeds from short-term investments, acquiring businesses and investing in venture capital partnerships and equity investments.
      As part of our overall investment strategy, we have limited partnership interests in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos).
      We and certain of our deferred compensation trusts hold the entire limited partnership interests in Telos I and Telos III, and we hold the entire limited partnership interest in Telos II. The Telos II general partner, which is not affiliated with us, manages Telos II. The contractual term of Telos I ended on December 31, 2005 and Telos I is currently being liquidated. In December 2005, we notified the general partner of Telos II of our intent to dissolve the partnership effective December 31, 2006. We also determined to liquidate Telos III and removed the general partner of Telos III effective December 31, 2005. The new general partner, a wholly-owned subsidiary of ours, will complete the liquidation of Telos III.
      The partnership agreement governing Telos II requires us to meet capital calls principally for the purpose of funding investments that are recommended by the general partner and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purpose. For all three partnerships, the Telos advisory committee is comprised solely of the members of the Venture Committee of our Board of Directors, the current members of which are three independent members of our Board of Directors.
      As of December 31, 2005, we had contributed $123.8 million to these partnerships and are contractually committed to contribute up to an additional $4.3 million to Telos II through December 31, 2006. Actual future contributions will depend upon the level of investments made by Telos II. Our investments in the Telos partnerships are recorded in Other assets in the accompanying Consolidated Balance Sheets.
      In January 2006, KhiMetrics, Inc., a cost method investment held by us and our 1996 Deferred Compensation Venture Investment Plan Trust through Telos I, was acquired for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is held in escrow to pay unresolved claims against KhiMetrics, Inc. through the first anniversary of the acquisition, at which time the remaining escrow will be distributed to the former stockholders of KhiMetrics. In connection with this sale, Cadence received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million in January 2006.
      2005 compared to 2004
      Net cash used for investing activities increased by $7.7 million during 2005, as compared to 2004, primarily due to an increase of $182.0 in Cash paid in business combinations and asset acquisitions, net of cash acquired, partially offset by an increase in Proceeds from sale of short-term investments, net of Purchases of short-term investments of $141.2 million and an increase in Proceeds from the sale of property, plant and equipment of $30.0 million.
      2004 compared to 2003
      Net cash used for investing activities decreased by $171.3 million during 2004, as compared to 2003, primarily due to a decrease of $67.1 million of net Cash paid in business acquisitions, a decrease of $17.0 million of investments in venture capital partnership and equity investments, a decrease of $29.3 million in Purchases of technology, a decrease of $21.1 million in Purchases of property, plant and equipment, an increase of $98.6 million of Sales of short-term investments and an increase of Proceeds from the sale of available for sale securities and long-term investments of $14.9 million, partially offset by an increase of $71.2 million of Purchases of short-term investments.

      During 2003, we received $9.1 million in cash from the sale-leaseback of certain equipment. We will make aggregate payments under the resulting operating leases of $9.1 million over the three to five year life of the operating leases.
Cash flows from financing activities
      Financing cash flows consisted primarily of a term loan in 2005 and a convertible note financing in 2003, the repurchase of treasury stock and the issuance of stock under certain employee plans and the cash impact of certain hedge transactions related to the convertible note financing.
      2005 compared to 2004
      Net cash provided by financing activities was $205.3 million, as compared to net cash used for financing activities of $21.1 million in 2004, a change of $226.4 million. In 2005, our primary use of cash from financing activities was the repurchase of $101.1 million of treasury stock, as compared to $94.1 million in 2004. As of December 31, 2005, the remaining repurchase authorization under our stock repurchase program totaled $21.9 million. In 2005, our primary source of cash from financing activities was $146.5 million from the issuance of common stock upon exercise of stock options and under our employee stock purchase program, as compared to $75.3 million in 2004. In addition during 2005, our wholly-owned Irish subsidiary, Castlewilder, borrowed $160.0 million to declare a cash dividend to Cadence under the AJCA.
      2004 compared to 2003
      Net cash used for financing activities was $21.1 million in 2004, as compared to net cash provided by financing activities of $149.2 million in 2003, a change of $162.5 million. In 2004, our primary use of cash from financing activities was the repurchase of $94.1 million of treasury stock, as compared to $213.8 million in 2003. As of January 1, 2005, the remaining repurchase authorization under our stock repurchase program totaled $123.0 million. Our primary source of cash from financing activities was $75.3 million from the issuance of common stock upon exercise of stock options and under our employee stock purchase program, as compared to $86.6 million in 2003. In addition during 2003, we issued $420.0 million of convertible notes and received proceeds from the sale of common stock warrants and purchased convertible notes hedges of $134.6 million.
      We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program. We may also consider additional hedging transactions if opportunities become available.
Other Factors Affecting Liquidity and Capital Resources
      We provide for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. At December 31, 2005, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $196.0 million. At December 31, 2005, the unrecognized deferred tax liability for these earnings was approximately $64.0 million.
      During the fourth quarter of 2005, we completed our evaluation of the repatriation provisions of the AJCA, which created a temporary one year incentive for United States corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. We made the determination to repatriate $500 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. We will invest these earnings in the United States pursuant to the AJCA guidelines. We expect that we will pay $24.5 million of federal and state income taxes related to the repatriation during the first quarter of 2006. In the future, we intend to indefinitely reinvest our foreign earnings outside of the United States.
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
      The IRS is currently examining our federal income tax returns for the tax years 2000 through 2002 and may challenge the tax reported on these tax returns.
      During 2005, we recorded Restructuring and other charges of $35.3 million and made $33.5 million of cash payments related to all of our restructuring activities. We expect to incur an additional $4.0 million to $7.0 million of future costs in connection with our restructuring activities in subsequent periods, primarily for facilities-related charges in connection with the 2003 and 2005 Restructurings, which amounts will be expensed as incurred.
      In December 2005, our Irish subsidiary, Castlewilder, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, Bank of America, N.A. as Administrative Agent. The Credit Agreement provides for a three-year $160 million unsecured term loan. With the consent of all of the lenders, we may, at the end of the second year of the loan, extend the maturity date to December 31, 2009. Castlewilder’s obligations under the Credit Agreement are guaranteed by us and Cadence Technology Limited, a wholly-owned subsidiary of Castlewilder. Our guaranty contains certain financial covenants that must be maintained by us on a consolidated basis, as well as limitations on our ability to incur additional indebtedness and liens, make investments, dispose of assets, pay dividends or other distributions, engage in certain corporate transactions and certain other activities.
      During the term of the Credit Agreement, we have the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan was initially a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 4.995% as of December 31, 2005. We can change our interest rate election each Interest Period, as defined in the loan agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon our consolidated leverage ratio.
      Through Castlewilder, we are obligated to repay the outstanding principal amount of the loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). We are also obligated to pay accrued interest on the last day of each month or other interest period that we may select under the terms of the Credit Agreement. If the loan is converted into a base rate loan, we are obligated to pay accrued interest on the last day of each quarter.
      In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $406.4 million, after transaction fees of approximately $13.6 million that were recorded in Other assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. We issued the Notes at par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. The holders of the Notes may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.
      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of December 31, 2005, the estimated fair value of the options acquired in the convertible notes hedge transactions was $130.8 million.
      In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of December 31, 2005, the estimated fair value of the sold warrants was $29.6 million.
Contractual Obligations and Off Balance Sheet Arrangements
      A summary of our contractual obligations as of December 31, 2005 is as follows:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Operating lease obligations	$145.9	$31.1	$51.2	$23.9	$39.7
Purchase obligations	4.6	3.2	1.4	—	—
Term loan	160.0	32.0	128.0	—	—
Convertible notes	420.0	—	420.0	—	—
Venture capital partnership commitments	4.3	4.3	—	—	—
Other long-term contractual obligations	269.9	—	234.7	31.7	3.5

Total	$1,004.7	$70.6	$835.3	$55.6	$43.2

      The primary components of Other long-term contractual obligations of $269.9 million related to indemnity holdbacks from acquisitions, income tax liabilities and deferred income tax liabilities.
      In connection with our acquisitions completed prior to December 31, 2005, we may be obligated to pay up to an aggregate of $27.0 million in cash during the next 12 months and an additional $7.0 million in cash during the three years following the next 12 months if certain performance goals related to one or more of the following are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.
      As of December 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
New Accounting Standards
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.
      In March 2005, the FASB published FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was adopted effective December 31, 2005. The adoption of this Interpretation did not have a material effect on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25 and requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Consolidated Statements of Operations. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006. SFAS No. 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. As noted in Note 2 of our Consolidated Financial Statements, we generally do not recognize any compensation expense related to stock option grants issued under our stock option plans or related to the discounts provided under our employee stock purchase plans. Under the new rules, we will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The resulting additional compensation expense will have a material adverse effect on our reported results of operations. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Asset,” an amendment of APB No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the first quarter of 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Summary Quarterly Data — Unaudited

	2005				2004

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share amounts)
Revenue	$378,363	$337,381	$320,911	$292,537	$343,096	$301,581	$287,079	$265,724
Cost of revenue	$53,508	$56,258	$60,326	$58,688	$58,124	$60,808	$51,803	$55,318
Net income (loss)	$26,566	$21,271	$483	$1,023	$59,795	$19,631	$3,803	$(8,755)
Net income (loss) per share — basic	$0.09	$0.08	$0.00	$0.00	$0.22	$0.07	$0.01	$(0.03)
Net income (loss) per share — diluted	$0.08	$0.07	$0.00	$0.00	$0.20	$0.07	$0.01	$(0.03)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005.
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
      Based on their evaluation as of December 31, 2005, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B.	Other Information
      None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors — Committees of the Board of Directors,” “Proposal 1 — Election of Directors” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.
      The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.
      The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance — Code of Business Conduct” in Cadence’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors — Compensation of Directors,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Employment Contracts, Termination of Employment and Change-of-control Agreements” and “Performance Measurement Comparison” in Cadence’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference from the section entitled “Certain Transactions” in Cadence’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2005 and 2004” in Cadence’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

		Page

(a)	1. Financial Statements:

	• Reports of Independent Registered Public Accounting Firm	60

	• Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	62

	• Consolidated Statements of Operations for the three fiscal years ended December 31, 2005	63

	• Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three fiscal years ended December 31, 2005	64

	• Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2005	65

	• Notes to Consolidated Financial Statements	66

(a)	2. Financial Statement Schedules:

	II. Valuation and Qualifying Accounts and Reserves	112

	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)	3. Exhibits	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
      We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of Cadence Design Systems, Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cadence Design Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Cadence Design Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Cadence Design Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Cadence Design Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design System, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
Mountain View, California
March 10, 2006

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and January 1, 2005
(In thousands, except per share amounts)
ASSETS

	2005	2004

Current Assets:
Cash and cash equivalents	$861,315	$448,517
Short-term investments	33,276	144,491
Receivables, net of allowances of $10,979 and $12,734, respectively	282,073	384,114
Inventories	28,902	20,481
Prepaid expenses and other	70,736	72,312

Total current assets	1,276,302	1,069,915

Property, plant and equipment, net	356,945	390,367
Goodwill	1,232,926	995,065
Acquired intangibles, net	153,847	195,655
Installment contract receivables	102,748	96,038
Other assets	278,544	242,799

Total Assets	$3,401,312	$2,989,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$32,000	$—
Accounts payable and accrued liabilities	300,586	277,992
Current portion of deferred revenue	273,265	270,966

Total current liabilities	605,851	548,958

Long-Term Liabilities:
Long-term portion of deferred revenue	51,864	20,847
Convertible notes	420,000	420,000
Long-term debt	128,000	—
Other long-term liabilities	350,893	300,064

Total long-term liabilities	950,757	740,911

Stockholders’ Equity:
Preferred stock — $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock — $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 280,956, excluding 6,860 shares held in treasury as of December 31, 2005; 271,563, excluding 2,665 shares held in treasury as of January 1, 2005	1,220,736	1,091,216
Deferred stock compensation	(90,076)	(63,477)
Retained earnings	690,171	640,828
Accumulated other comprehensive income	23,873	31,403

Total stockholders’ equity	1,844,704	1,699,970

Total Liabilities and Stockholders’ Equity	$3,401,312	$2,989,839

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three fiscal years ended December 31, 2005
(In thousands, except per share amounts)

	2005	2004	2003

Revenue:
Product	$851,496	$729,783	$663,513
Services	126,169	137,046	131,149
Maintenance	351,527	330,651	324,822

Total revenue	1,329,192	1,197,480	1,119,484

Costs and Expenses:
Cost of product	79,649	82,011	67,036
Cost of services	90,335	90,993	93,153
Cost of maintenance	58,796	53,049	56,460
Marketing and sales	356,043	325,937	326,579
Research and development	370,140	351,254	340,121
General and administrative	117,590	85,413	87,589
Amortization of acquired intangibles	47,762	55,700	62,573
Deferred compensation (A)	45,311	26,433	47,653
Legal settlements	—	—	(14,500)
Restructuring and other charges	35,334	13,542	66,836
Write-off of acquired in-process technology	9,400	9,000	7,500

Total costs and expenses	1,210,360	1,093,332	1,141,000

Income (loss) from operations	118,832	104,148	(21,516)
Interest expense	(5,446)	(6,198)	(5,002)
Other income (expense), net	15,097	(11,513)	(4,047)

Income (loss) before provision (benefit) for income taxes	128,483	86,437	(30,565)
Provision (benefit) for income taxes	79,140	11,963	(12,999)

Net income (loss)	$49,343	$74,474	$(17,566)

Basic net income (loss) per share	$0.18	$0.27	$(0.07)

Diluted net income (loss) per share	$0.16	$0.25	$(0.07)

Weighted average common shares outstanding — basic	278,520	271,328	266,794

Weighted average common shares outstanding — diluted	314,383	305,774	266,794

-

(A) Deferred compensation would be further classified as follows:
Cost of services	$2,628	$13	$5,835
Marketing and sales	10,121	7,122	12,790
Research and development	20,600	16,824	21,502
General and administrative	11,962	2,474	7,526

	$45,311	$26,433	$47,653

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended December 31, 2005
(In thousands)

		Common Stock

			Par Value			Accumulated
			And Capital	Deferred		Other	Total
	Comprehensive	Outstanding	in Excess	Stock	Retained	Comprehensive	Stockholders’
	Income	Shares	of Par	Compensation	Earnings	Income (Loss)	Equity

BALANCE, DECEMBER 28, 2002		269,688	$1,103,167	$(38,948)	$583,920	$(4,109)	$1,644,030
Purchase of stock		(17,386)	(213,832)	—	—	—	(213,832)
Issuance of stock under stock option and employee stock purchase plans		11,040	86,567	—	—	—	86,567
Tax benefits from employee stock transactions		—	14,875	—	—	—	14,875
Stock issued in connection with acquisitions		5,100	70,577	—	—	—	70,577
Purchase of call options		—	(134,637)	—	—	—	(134,637)
Issuance of warrants		—	56,441	—	—	—	56,441
Deferred stock compensation, net of forfeitures		—	46,740	(46,740)	—	—	—
Amortization of deferred stock compensation		—	4,292	36,832	—	—	41,124
Net loss	$(17,566)	—	—	—	(17,566)	—	(17,566)
Changes in unrealized holding gain on marketable securities, net of reclassification adjustment (Note 2) and taxes	5,750	—	—	—	—	5,750	5,750
Foreign currency translation gain	18,952	—	—	—	—	18,952	18,952

	$7,136

BALANCE, JANUARY 3, 2004		268,442	1,034,190	(48,856)	566,354	20,593	1,572,281
Purchase of stock		(7,031)	(94,105)	—	—	—	(94,105)
Issuance of stock under stock option and employee stock purchase plans		8,889	75,318	—	—	—	75,318
Tax benefits from employee stock transactions		—	7,108	—	—	—	7,108
Tax benefits from call options		—	7,742	—	—	—	7,742
Stock issued in connection with acquisitions		1,263	14,934	—	—	—	14,934
Deferred stock compensation, net of forfeitures		—	44,347	(44,347)	—	—	—
Amortization of deferred stock compensation		—	1,682	29,726	—	—	31,408
Net income	$74,474	—	—	—	74,474	—	74,474
Changes in unrealized holding loss on marketable securities, net of reclassification adjustment (Note 2) and taxes	(517)	—	—	—	—	(517)	(517)
Foreign currency translation gain	11,327	—	—	—	—	11,327	11,327

	$85,284

BALANCE, JANUARY 1, 2005		271,563	1,091,216	(63,477)	640,828	31,403	1,699,970
Purchase of stock		(6,150)	(101,070)	—	—	—	(101,070)
Issuance of stock under stock option and employee stock purchase plans		16,260	146,481	—	—	—	146,481
Stock received for payment of employee taxes on vesting of restricted stock		(1,000)	(7,744)	—	—	—	(7,744)
Tax benefits from employee stock transactions		—	11,715	—	—	—	11,715
Tax benefits from call options		—	6,167	—	—	—	6,167
Stock issued in connection with acquisitions		283	11,883	—	—	—	11,883
Deferred stock compensation, net of forfeitures		—	62,793	(62,793)	—	—	—
Amortization of deferred stock compensation		—	(705)	36,194	—	—	35,489
Net income	$49,343	—	—	—	49,343	—	49,343
Changes in unrealized holding gain on marketable securities, net of reclassification adjustment (Note 2) and taxes	1,020	—	—	—	—	1,020	1,020
Foreign currency translation loss	(8,550)	—	—	—	—	(8,550)	(8,550)

	$41,813

BALANCE, DECEMBER 31, 2005		280,956	$1,220,736	$(90,076)	$690,171	$23,873	$1,844,704

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 31, 2005
(In thousands)

	2005	2004	2003

Cash and Cash Equivalents at Beginning of Year	$448,517	$309,175	$356,327

Cash Flows from Operating Activities:
Net income (loss)	49,343	74,474	(17,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	184,717	179,205	191,608
Deferred compensation	45,311	26,433	47,653
Equity in loss from investments, net	6,492	16,944	10,875
Gain on investments, net	(18,297)	(7,492)	(6,529)
Write-down of investment securities	10,934	4,236	4,785
Write-off of acquired in-process technology	9,400	9,000	7,500
Non-cash restructuring and other charges	2,352	4,142	18,438
Tax benefits from employee stock transactions	11,715	7,108	14,875
Tax benefits from call options	6,167	7,742	—
Deferred income taxes	(22,968)	(15,695)	(60,048)
Proceeds from the sale of receivables	192,079	30,070	87,355
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(1,755)	447	11,428
Other non-cash items	160	(431)	3,678
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	54,928	(49,361)	(1,326)
Installment contract receivables	(155,648)	20,556	(107,929)
Inventories	(7,588)	(3,555)	(7,312)
Prepaid expenses and other	(8,094)	(3,410)	(6,820)
Other assets	1,640	16,417	31,941
Accounts payable and accrued liabilities	20,330	2,001	(106,687)
Deferred revenue	32,616	34,878	14,642
Other long-term liabilities	12,449	18,813	40,440

Net cash provided by operating activities	426,283	372,522	171,001

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	14,921	8,301	—
Proceeds from sale of short-term investments	289,225	516,935	418,300
Purchases of short-term investments	(180,975)	(549,835)	(478,650)
Proceeds from the sale of long-term investments	6,075	9,900	3,274
Proceeds from the sale of property, plant and equipment	33,625	3,625	9,147
Purchases of property, plant and equipment	(71,656)	(61,779)	(82,881)
Purchases of software licenses	(2,600)	(4,157)	(4,257)
Purchases of technology	—	—	(29,250)
Investment in venture capital partnerships and equity investments	(14,184)	(22,773)	(39,761)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(297,128)	(115,170)	(182,247)

Net cash used for investing activities	(222,697)	(214,953)	(386,325)

Cash Flows from Financing Activities:
Proceeds from term loan	160,000	—	—
Proceeds from credit facility	—	—	45,000
Principal payments on credit facility and capital leases	(62)	(370)	(98,856)
Proceeds from issuance of convertible notes	—	—	420,000
Payment of convertible notes issuance costs	—	(1,920)	(11,463)
Proceeds from sale of common stock warrants	—	—	56,441
Purchase of call options	—	—	(134,637)
Proceeds from issuance of common stock	146,481	75,318	86,567
Purchases of treasury stock	(101,070)	(94,105)	(213,832)

Net cash provided by (used for) financing activities	205,349	(21,077)	149,220

Effect of exchange rate changes on cash and cash equivalents	3,863	2,850	18,952

Increase (decrease) in cash and cash equivalents	412,798	139,342	(47,152)

Cash and Cash Equivalents at End of Year	$861,315	$448,517	$309,175

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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
      Principles of Consolidation and Basis of Presentation
      Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2005 and fiscal 2004 were 52-week years. Fiscal 2003 was a 53-week year. Fiscal 2006 will be a 52-week year ending December 30, 2006.
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
      Cash, Cash Equivalents and Short-Term Investments
      Cadence considers all highly liquid debt instruments, which could include commercial paper, European Union euro time deposits, repurchase agreements and certificates of deposit, with remaining maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.
      Foreign Currency Translation
      Cadence transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for Cadence’s principal Irish, Israeli, Hungarian and Dutch subsidiaries, whose functional currency is the United States dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in Other income (expense), net, in the accompanying Consolidated Statements of Operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.
      Derivative Financial Instruments
      Cadence accounts for its foreign currency exchange contracts in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges under SFAS No. 133 and, therefore, the unrealized gains and losses are recognized in Other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other assets.
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
      Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF, Issue 00-2 “Accounting for Web Site Development

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Cadence capitalized $32.6 million in 2005, $21.4 million in 2004 and $21.0 million in 2003. Amortization of software developed for internal use and web site development costs begins when the computer software is ready for its intended use, and is computed on a straight-line basis over the estimated useful life of the software.
      Cadence recorded depreciation and amortization expense in the amount of $68.8 million for 2005, $68.7 million for 2004 and $81.9 million for 2003 for property, plant and equipment.
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
      Cadence capitalized $0.5 million of purchased software during 2005, $10.3 million of purchased software during 2004 and $4.3 million of purchased software during 2003. Cadence has deemed the purchased software to have an alternative future use in accordance with SFAS No. 86. Therefore, Cadence begins amortization of purchased software when the technology is available for general release to customers. Amortization expense related to purchased software was $4.4 million during 2005, $2.2 million during 2004, and $0.5 million during 2003.
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
      During the third quarters of 2005, 2004 and 2003, Cadence completed its annual impairment analysis of goodwill. Based on the results of these impairment reviews, Cadence has determined that no indicators of impairment existed for its one reporting unit in 2005, two reporting units in 2004, and three reporting units in 2003 and, accordingly, no impairment charge was recognized during 2005, 2004 or 2003.
      Long-lived Assets
      Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Cadence reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During 2005, Cadence abandoned certain assets and

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
recorded a charge of $2.4 million, which is included in Restructuring and other charges in the accompanying Consolidated Statements of Operations. During 2004, Cadence abandoned certain assets and recorded a charge of $9.4 million on long-lived assets, which charge is included in Restructuring and other charges in the accompanying Consolidated Statements of Operations.
      Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. No assets were deemed to be held for sale as of December 31, 2005 and January 1, 2005.
      Marketable and Non-Marketable Securities
      Marketable Securities
      Management considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statement of Operations as Other income (expense), net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.
      Cadence accounts for marketable securities held in its non-qualified deferred compensation trusts as trading securities. Trading securities are stated at fair value, with the unrealized gains and losses recognized in the Consolidated Statement of Operations as Other income (expense), net. These trading securities are classified as Other assets in the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.
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
      Non-Marketable Securities
      Cadence’s non-marketable securities include investments in privately-held companies that Cadence makes either directly, or indirectly through venture capital limited partnerships. Cadence has limited partnership interests in three venture capital funds, Telos Venture Partners, L.P., or Telos I, Telos Venture Partners II, L.P., or Telos II, and Telos Venture Partners III, L.P., or Telos III (Telos I, Telos II and Telos III are referred to collectively as Telos).
      Cadence and certain of its deferred compensation trusts hold the entire limited partnership interests in Telos I and Telos III, and Cadence holds the entire limited partnership interest in Telos II. The Telos II general partner, which is not affiliated with Cadence, manages Telos II. The contractual term of Telos I ended on December 31, 2005 and Telos I is currently being liquidated. In December 2005, Cadence notified the general partner of Telos II of its intent to dissolve the partnership effective December 31, 2006. Cadence also determined to liquidate Telos III and removed the general partner of Telos III effective December 31, 2005. The new general partner, a wholly-owned subsidiary of Cadence, will complete the liquidation of Telos III.
      The partnership agreement governing Telos II requires Cadence to meet capital calls principally for the purpose of funding investments that are recommended by the general partner and approved by the Telos advisory committee as being consistent with the partnership’s limitations and stated purpose. For all three partnerships, the Telos advisory committee is comprised solely of the members of the Venture Committee of

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
Cadence’s Board of Directors, the current members of which are three independent members of Cadence’s Board of Directors.
      As of December 31, 2005, Cadence had contributed $123.8 million to these partnerships and is contractually committed to contribute up to an additional $4.3 million to Telos II through December 31, 2006. Actual future contributions will depend upon the level of investments made by Telos II. Cadence’s investments in the Telos partnerships are recorded in Other assets in the accompanying Consolidated Balance Sheets.
      The investments made by Telos and directly by Cadence are accounted for using either the cost or equity method of accounting. Cadence accounts for investments made by Telos as if Cadence had directly made the investment and, accordingly, all investments recorded on the equity method of accounting are adjusted to reflect Cadence’s share of the investee’s income (loss).
      Cadence’s non-marketable securities held by Telos, or by Cadence directly, are not publicly-traded or contain trading restrictions. To determine the fair value of publicly-traded securities with trading restrictions, Cadence considers the current market price of the security and the specific characteristics of the restrictions. To determine the fair value of privately-held investments, Cadence uses the most recent round of financing or estimates of current fair value using traditional valuation techniques. It is Cadence’s policy to review the fair value of these investments held by Telos, as well as its direct investments, on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that Cadence requests from these companies. This information is not subject to the same disclosure regulations as United States publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to fair value.
      Equity Method Investments
      Cadence applies the guidance in Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as amended, and EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” to classify investments as equity method investments. These investments are held in the form of voting preferred stock or convertible debt of privately-held companies. If Cadence determined that it had the ability to exercise significant influence over the investee and the investment was in the form of in-substance common stock, the investment was accounted for under the equity method.
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
December 31, 2005
      Cost Method Investments
      Investments accounted for by Cadence under the cost method of accounting are carried at historical cost and Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred.
      Deferred Revenue
      Deferred revenue arises when customers are billed for products and/or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized in installments over the duration of the license. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the ensuing 12-month maintenance term. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period.
      Stock-Based Compensation
      As of December 31, 2005, in addition to the Employee Stock Purchase Plan, or ESPP, Cadence had four stock-based employee compensation plans and a director stock option plan. Cadence accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of Cadence’s common stock. The compensation, if any, is amortized to expense over the vesting period.
      The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock — Based Compensation.” The impact of employee stock options on the pro forma financial results of operations was estimated at the date of grant using the Black-Scholes option pricing model. Cadence used expected volatility, as well as other economic data, to estimate the volatility for the option grants during the years ended 2005, 2004 and 2003 because management believes the amount yielded by this method is representative of prospective trends. Cadence considered implied volatility in market-traded options on its common stock as well as third party volatility quotes. Cadence determined the estimated fair values of its options granted and shares purchased under its ESPPs for the years ended 2005, 2004 and 2003 using the following weighted average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options

	2005	2004	2003

Risk-free interest rate, based on weighted average	4.11%	3.42%	3.36%
Volatility factors of the expected market price of Cadence’s common stock	27%	36%	38%
Weighted average expected life of an option	4.8 Years	5.0 Years	5.0 Years

	Employee Stock Purchase Plan

	2005	2004	2003

Risk-free interest rate, based on weighted average	3.29%	1.38%	1.10%
Volatility factors of the expected market price of Cadence’s common stock	26%	38%	38%
Weighted average expected life of ESPP shares	0.5 Years	0.5 Years	0.5 Years

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      The following table illustrates the effect on net income (loss) and net income (loss) per share as if Cadence had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net income (loss):
As reported	$49,343	$74,474	$(17,566)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	33,321	23,805	23,657
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects (as corrected for 2004 and 2003)	(85,719)	(97,878)	(126,524)

Pro forma (as corrected for 2004 and 2003)	$(3,055)	$401	$(120,433)

Basic net income (loss) per share:
As reported	$0.18	$0.27	$(0.07)

Pro forma (as corrected for 2004 and 2003)	$(0.01)	$0.00	$(0.45)

Diluted net income (loss) per share:
As reported	$0.16	$0.25	$(0.07)

Pro forma (as corrected for 2004 and 2003)	$(0.01)	$0.00	$(0.45)

      Cadence corrected its 2004 and 2003 pro forma stock compensation disclosure to correct an error in the disclosure included in stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects. The correction resulted in a $23.8 million increase in 2004 and a $23.7 million increase in 2003 to the stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects, and a $23.8 million decrease to proforma net income in 2004 and a $23.7 million increase in proforma net loss in 2003.
      For fixed awards, as defined by APB No. 25, Cadence amortizes deferred stock compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, as defined by APB No. 25, stock-based compensation expense is recognized on an accelerated basis in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
      Comprehensive Income
      Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from net income (loss) and reflected instead in stockholders’ equity. Cadence has reported the components of comprehensive income in its Consolidated Statements of Stockholders’ Equity. Cadence reclassified $9.2 million in 2005, net of $3.7 million of tax, $6.8 million in 2004, net of $2.7 million of tax, and $0 in 2003, from unrealized holding gains and losses on marketable securities to realized gains included in Other income (expense), net, in the accompanying Consolidated Statements of Operations. The tax expense (benefit) for gross unrealized holding gains (losses) in marketable equity securities was $(1.2) million in 2005, $(16.4) million in 2004 and $3.8 million in 2003.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      Revenue Recognition
      Cadence applies the provisions of SOP, 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. Cadence recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.
      Cadence licenses software using three different license types:

•	Subscription licenses — software licensed for a specific time period, generally two to three years, with no rights to return and limited rights to exchange the licensed software for unspecified technology in the future. In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the later of the effective date of the license or delivery of the licensed product.

•	Term licenses — software licensed for a specific time period, generally two to three years, with no rights to return and, generally, limited rights to exchange the licensed software for technology available at the time of purchase. In general, revenue associated with term licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.

•	Perpetual licenses — software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.
      Persuasive evidence of an arrangement — Generally, Cadence uses the customer signed contract as evidence of an arrangement for subscription and term licenses and hardware leases. If a customer signed contract does not exist, Cadence has historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements of approximately $10,000 or less. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, Cadence considers the signed contract to be the most persuasive evidence of the arrangement. Sales through Cadence’s distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
      Product delivery — Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver the software on a compact disc with standard transfer terms of free-on-board, or F.O.B., shipping point. Cadence’s software license agreements generally do not contain conditions for acceptance. With respect to hardware, delivery of an entire system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment. For these products, delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.
      Fee is fixed or determinable — Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up front payment, Cadence may only determine that a fee is fixed or determinable if the arrangement has payment periods that are equal

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement.
      Significant judgment is involved in assessing whether a fee is fixed or determinable, including assessing whether a contract amendment to a term arrangement constitutes a concession. Cadence’s experience has been that it is able to determine whether a fee is fixed or determinable for term licenses. While Cadence does not expect that experience to change, if Cadence no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on Cadence’s results of operations.
      Collection is probable — Cadence has concluded that collection is not probable for license arrangements executed with customers in certain countries. For all other countries, Cadence assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in Cadence’s judgment collection of a fee is not probable, Cadence defers the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment. Cadence’s experience has been that it is able to estimate whether collection is probable. While Cadence does not expect that experience to change, if Cadence were to determine that collection is not probable for any license arrangement, particularly those with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on Cadence’s results of operations.
      Vendor-specific objective evidence of fair value — Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of the arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Cadence’s experience has been that it is able to estimate VSOE. While Cadence does not expect that experience to change, if Cadence could no longer support VSOE for undelivered elements of multiple element arrangements, revenue would be deferred until Cadence has VSOE for the undelivered elements or all elements are delivered, whichever is earlier. Such a change could have a material impact on Cadence’s results of operations.
      Finance fee revenue — Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented 2% of total revenue for each of the years ended December 31, 2005 and January 1, 2005 and 1% of total revenue for the year ended January 3, 2004. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.
      Services revenue — Services revenue consists primarily of revenue received for performing design and methodology services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence’s results of operations.
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
      Restructuring Charges
      Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as amended. Since 2001, Cadence has undertaken significant restructuring initiatives. The individual components of the restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.”
      For restructuring activities initiated after fiscal 2002, Cadence accounted for the leased facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, we accounted for the asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For all periods presented, the severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
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
      Concentrations of Credit Risk
      Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence’s customer base and their dispersion across geographical locations. Credit exposure related to the forward contracts is limited to the realized and unrealized gains on these contracts. Cadence issued options and warrants to hedge potential dilution of its convertible notes, as described more fully in Note 8. Changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity. All financial instruments are executed with financial institutions having strong credit ratings, which minimizes risk of loss due to nonpayment.
      Fair Value of Financial Instruments
      The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, foreign currency forward exchange contracts and accounts payable approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments, convertible notes, term loan, capital lease obligations and installment contract receivables approximate their carrying values based upon current market rates of interest.
      Leases
      Cadence conducts its operations primarily under operating leases. For leases that contain rent escalations or rent concessions, Cadence records the total rent payable during the lease term on a straight-line basis over the term of the lease. Cadence records the difference between the rents paid and the straight-line rent as a deferred rent liability in the accompanying Consolidated Balance Sheets.
      Advertising
      Cadence expenses the costs of advertising as incurred. Advertising expense was approximately $9.0 million for 2005, $11.6 million for 2004 and $10.5 million for 2003, and is included in Marketing and sales in the accompanying Consolidated Statements of Operations.
      Reclassifications
      Cadence reclassified the net gains and losses from its non-qualified deferred compensation plan in its Consolidated Statements of Operations, which decreased Deferred compensation by $5.0 million in 2004 and increased Deferred compensation by $6.5 million in 2003. Cadence also reclassified the losses on the sales of installment contract receivables, which increased General and administrative expense by $2.0 million in 2004 and $5.0 million in 2003. Together, these reclassifications decreased Other income (expense), net, by $3.0 million in 2004 and increased Other income (expense), net, by $11.5 million in 2003.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

NOTE 3.	BALANCE SHEET COMPONENTS
      A summary of balance sheet components as of December 31, 2005 and January 1, 2005 follows:

	2005	2004

	(In thousands)
Receivables:
Accounts receivable	$200,843	$251,489
Installment contract receivables — current	92,209	145,359

Total receivables	293,052	396,848
Less: Allowance for doubtful accounts	(6,896)	(8,151)
Less: Allowance for sales returns	(4,083)	(4,583)

Receivables, net	$282,073	$384,114

Prepaid Expenses and Other:
Prepaid expenses and other	$33,777	$30,251
Deferred income taxes	36,959	42,061

Prepaid expenses and other	$70,736	$72,312

Property, Plant and Equipment:
Computer equipment and related software	$532,033	$490,540
Buildings	88,935	123,196
Land	74,028	74,904
Leasehold and building improvements	83,412	87,329
Furniture and fixtures	53,646	52,955
Equipment	54,258	47,895
Assets not ready to be placed in service	20,226	11,972

Total cost	906,538	888,791
Less: Accumulated depreciation and amortization	(549,593)	(498,424)

Property, plant and equipment, net	$356,945	$390,367

Other Assets:
Deferred income taxes	$126,969	$64,710
Prepaid tax on inter-company royalties	43,186	57,956
Non-marketable securities	37,898	45,699
Non-qualified deferred compensation	47,672	41,714
Purchased software technology, net	7,937	11,593
Other long-term assets	14,882	21,127

Other assets	$278,544	$242,799

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$141,742	$108,250
Accounts payable	23,393	28,449
Income taxes payable — current	48,908	17,475
Other accrued liabilities	86,543	123,818

Accounts payable and accrued liabilities	$300,586	$277,992

Other Long-term Liabilities:
Income taxes payable — long-term	$225,909	$176,107
Long-term acquisition-related holdbacks and payments	33,796	56,121
Other long-term liabilities	91,188	67,836

Other long-term liabilities	$350,893	$300,064

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

NOTE 4.	ACQUISITIONS
      For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.
      Comparative pro forma financial information for all 2005, 2004 and 2003 acquisitions have not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.
      2005 Acquisition
      Verisity Ltd.
      In April 2005, Cadence acquired Verisity Ltd., or Verisity, an Israeli corporation. Verisity was a publicly-held provider of verification process automation solutions. Cadence purchased Verisity to acquire key personnel and technology. The aggregate initial purchase price was $325.4 million, which included the payment of $304.6 million of cash, $10.6 million of assumed options at fair value, $6.9 million of acquisition costs and $3.3 million of contract termination costs.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      2004 Acquisitions
      Neolinear, Inc.
      In April 2004, Cadence acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. Cadence purchased Neolinear to acquire key personnel and technology. As discussed in Note 7, prior to the acquisition Cadence held an investment in Neolinear of $3.0 million, representing 12% ownership, which was accounted for under the equity method of accounting. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain performance goals related to revenue targets and product development are achieved over a period of approximately four years following the acquisition.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
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

      The $56.5 million of goodwill is not expected to be deductible for income tax purposes.
      Distribution Rights of Innotech Corporation
      In June 2003, Cadence acquired distribution rights to certain customers, certain assets and key personnel from Innotech Corporation, or Innotech, a publicly-traded developer and distributor of software, electronic devices and semiconductor manufacturing equipment in Japan. Concurrent with this acquisition, Cadence also modified its distributor agreement with Innotech. Prior to the acquisition, Cadence licensed most of its software products in Japan through Innotech. Cadence now directly licenses its software products to customers for which Cadence acquired the distribution rights from Innotech. As of December 31, 2005, Cadence was an approximately 7% stockholder of Innotech.
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
December 31, 2005
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

      The $36.1 million of goodwill is expected to be deductible for income tax purposes.
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

      The $58.7 million of goodwill is not expected to be deductible for income tax purposes.
      Celestry Design Technologies, Inc.
      In January 2003, Cadence acquired Celestry Design Technologies, Inc., or Celestry, a privately-held developer of silicon modeling products and full-chip circuit simulation technology. Cadence purchased

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
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

      The $40.6 million of goodwill is not expected to be deductible for income tax purposes.
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
      Acquisition-Related Earnouts
      For many of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition.
      During the year ended December 31, 2005, Cadence recorded $27.5 million of goodwill for earnouts payable to former stockholders of acquired companies as a result of the achievement of certain performance goals. The $27.5 million of earnouts consisted of $23.5 million of cash payments made prior to December 31, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $2.7 million accrued in Accounts payable and accrued liabilities in the Consolidated Balance Sheet as of December 31, 2005.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      In the year ended January 1, 2005, Cadence recorded $40.6 million of goodwill as contingent purchase price payable to former stockholders of acquired companies as a result of the achievement of certain performance goals. The $40.6 million of goodwill consisted of $17.0 million of actual cash payments, $7.2 million of accrued cash payments and the issuance of 1.1 million shares of Cadence’s common stock valued at $16.4 million. In addition, Cadence recognized stock compensation expense of $1.2 million in connection with these acquisitions in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25).”
      In the year ended January 3, 2004, Cadence recorded $52.3 million of goodwill as contingent purchase price payable to former stockholders of acquired companies as a result of the achievement of certain performance goals. The $52.3 million of goodwill consisted of $2.4 million in cash and the issuance of 3.2 million shares of Cadence’s common stock valued at $49.9 million. Cadence also recorded additional stock compensation expense of $7.8 million representing the issuance or reserve for issuance of 0.4 million shares for earnouts achieved during 2003. In addition, Cadence recorded $0.5 million in deferred stock compensation for estimated future earnouts in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
      In connection with Cadence’s acquisitions completed prior to December 31, 2005, Cadence may be obligated to pay up to an aggregate of $27.0 million in cash during the next 12 months and an additional $7.0 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the following criteria are achieved in full: revenue, bookings, product proliferation, product development and employee retention.
      Write-off of Acquired In-Process Research and Development
      Acquired in-process research and development charges represent in-process research and development that had not reached technological feasibility at the time of acquisition and had no probable alternative future use.
      For acquisitions completed during 2005, 2004 and 2003, the purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process research and development is a component of operating expenses in the Consolidated Statements of Operations.
      Described below are the write-offs of acquired in-process research and development charges in 2005, 2004 and 2003.

	2005	2004	2003

	(In thousands)
Verisity Ltd.	$9,400	$—	$—
Neolinear, Inc.	—	7,000	—
Get2Chip.com, Inc.	—	—	3,800
Verplex Systems, Inc.	—	—	2,000
Celestry Design Technologies, Inc.	—	—	1,700
Other 2004 acquisition	—	2,000	—

Total in-process technology	$9,400	$9,000	$7,500

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

NOTE 5.	GOODWILL AND ACQUIRED INTANGIBLES
      Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2005. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed for its single reporting unit during 2005.
      For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the current year evaluation.
      The market approach provides an estimate of the fair value of Cadence based on the total number of Cadence common shares outstanding multiplied by the price per common share. The estimated fair value is then compared to the carrying value of Cadence’s net assets. If the carrying value of Cadence’s net assets is greater than the aggregate market value of its common shares outstanding, additional fair value analyses are performed on the individual intangible assets, including goodwill, to determine if any intangible assets are impaired, and, if so, an impairment charge is recorded.
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and January 1, 2005 are as follows:

(In thousands)
Balance as of January 3, 2004	$922,797
Goodwill resulting from acquisitions during the year	44,350
Additions due to earnouts	40,645
Adjustments to acquired deferred tax assets	(9,037)
Tax benefits allocable to goodwill	(2,940)
Other	(750)

Balance as of January 1, 2005	995,065
Goodwill resulting from acquisitions during the year	221,665
Additions due to earnouts	27,536
Adjustments to acquired deferred tax assets and taxes payable	(4,884)
Tax benefits allocable to goodwill	(2,079)
Other	(4,377)

Balance as of December 31, 2005	$1,232,926

      Goodwill resulting from acquisitions during the year includes adjustments to the initial allocation of the purchase price. During the year ended December 31, 2005, Cadence recorded other adjustments of $4.4 million in the carrying amount of goodwill primarily as a result of a $3.0 million reduction for foreign currency translation and a $1.4 million reduction due to adjustments to the initial purchase price of certain acquisitions, which primarily consists of changes estimated sublease income from facilities acquired as part of previous acquisitions.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      Acquired Intangibles, net
      Acquired intangibles with finite lives as of December 31, 2005 and January 1, 2005 were as follows:

	As of December 31, 2005			As of January 1, 2005

			Weighted			Weighted
			Average			Average
	Gross		Remaining	Gross		Remaining
	Carrying	Accumulated	Useful	Carrying	Accumulated	Useful
	Amount	Amortization	Life	Amount	Amortization	Life

	(In thousands)			(In thousands)
Existing Technology and backlog	$623,360	$(527,858)	2.5 Years	$589,948	$(443,756)	2.7 Years
Agreements and relationships	63,807	(33,824)	4.4 Years	43,879	(23,643)	4.7 Years
Distribution rights	30,100	(7,525)	7.5 Years	30,100	(4,515)	8.5 Years
Tradenames/trademarks/ patents	11,034	(5,247)	4.9 Years	7,034	(3,392)	3.2 Years

Total acquired intangibles	$728,301	$(574,454)	3.7 Years	$670,961	$(475,306)	3.7 Years

Aggregate amortization expense for the fiscal years (in thousands):
2005						$102,135
2004						$104,685
2003						$100,402
Estimated amortization expense for the fiscal years (in thousands):
2006						$60,163
2007						37,127
2008						24,411
2009						15,167
2010						6,552
Thereafter						10,427

Total estimated amortization expense						$153,847

      Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

NOTE 6.	SALES OF INSTALLMENT CONTRACT RECEIVABLES
      From time-to-time, Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The following table shows the amounts of accounts receivable transferred to financing institutions on a non-recourse basis for 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Accounts receivable transferred	$202,757	$32,150	$92,378
      Losses on the sale of receivables are included in General and administrative expense in the accompanying Consolidated Statements of Operations. The recorded losses are determined based on the purchasing financing institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded for 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Losses on sales of receivables	$10,678	$2,080	$5,023

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      When Cadence sells receivables, it normally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights have not been material to Cadence’s Consolidated Financial Statements.

NOTE 7.	FINANCIAL INSTRUMENTS
      Investments
      The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of December 31, 2005:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$104,655	$—	$—	$104,655

Cash equivalents:
United States agency discount notes	19,980	—	—	19,980
Money market mutual funds	26,096	—	—	26,096
Commercial paper	710,584	—	—	710,584

Total cash equivalents	756,660	—	—	756,660

Total Cash and cash equivalents	$861,315	$—	$—	$861,315

Classified as investments:
Time deposits	$279	$—	$—	$279
Marketable securities — available-for-sale	13,974	19,912	(889)	32,997
Non-marketable securities	37,897	—	—	37,897

Total investments	$52,150	$19,912	$(889)	$71,173

Investments Reported as:
Short-term investments				$33,276
Long-term investments in Other assets				37,897

Total investments				$71,173

      The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

	Less than 12 Months

		Gross
	Fair	Unrealized
	Value	Losses

	(In thousands)
Marketable securities — available-for-sale	$6,624	$(889)
      Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is related to changes in the market value of the investees’ common stock and is considered to be temporary in nature.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      See Note 2 for Cadence’s policy on recording other-than-temporary declines in its marketable equity securities. Cadence recognizes realized gains and losses upon sale of investments using the specific identification method.
      The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of January 1, 2005:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$159,229	$—	$—	$159,229

Cash equivalents:
Money market mutual funds	3,273	—	—	3,273
Commercial paper	286,015	—	—	286,015

Total cash equivalents	289,288	—	—	289,288

Total Cash and cash equivalents	$448,517	$—	$—	$448,517

Classified as investments:
Time deposits	$300	$—	$—	$300
Marketable securities — available-for-sale	16,704	19,237	—	35,941
Auction rate securities	108,250	—	—	108,250
Non-marketable securities	45,699	—	—	45,699

Total investments	$170,953	$19,237	$—	$190,190

Investments Reported as:
Short-term investments				$144,491
Long-term investments in Other assets				45,699

Total investments				$190,190

      Marketable Securities
      Net recognized gains from the sale of available-for-sale securities were as follows during 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Available-for-sale Securities	$9,191	$6,795	$—
      There were no recognized losses from other-than-temporary declines in the market value of available-for-sale securities in 2005. Recognized losses from other-than-temporary declines in the market value of available-for-sale securities totaled $0.7 million in 2004. There were no recognized losses from other-than-temporary declines in the market value of available-for-sale securities in 2003.
      Net recognized appreciation (depreciation) of trading securities was as follows during 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Trading Securities	$6,599	$(4,975)	$6,529

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      Non-Marketable Securities
      Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities, which are included in Other assets in the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were $2.5 million in 2005, $5.7 million in 2004 and $0 in 2003. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Statements of Operations.
      The following table illustrates the carrying value of Cadence’s non-marketable securities made directly by Cadence or indirectly through Telos Venture Partners, L.P., Telos Venture Partners II, L.P. or Telos Venture Partners III, L.P. as of December 31, 2005 and January 1, 2005:

	2005	2004

	(In thousands)
Non-Marketable Securities — Application of Cost Method	$37,897	$45,116
Non-Marketable Securities — Application of Equity Method	—	583

Total	$37,897	$45,699

      Cost Method Investments
      Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $9.7 million in 2005, $1.5 million in 2004 and $4.8 million in 2003. These write-downs are included in Other income (expense), net, in the Consolidated Statements of Operations.
      Equity Method Investments
      During the first three quarters of 2004 and all of 2003 prior to the adoption of EITF No. 02-14, Cadence’s voting interest held in the form of preferred stock ranged from approximately 10% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., Clear Shape Technologies, Inc., Coventor, Inc., CoWare, Inc., E-Z-CAD, Inc., Fyre Storm, Inc., Hierarchical Design, Inc., Integrated Memory Logic, Inc., iReady Corporation, Lorentz Solutions, Inc., Neolinear, Inc., Rio Design Automation, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd. On April 15, 2004, Cadence acquired all of the outstanding capital stock of Neolinear, Inc, as more fully described above in Note 4.
      During the fourth quarter of 2004 and all of 2005, Cadence’s voting interest ranged from approximately 10% to 49% of the following privately-held companies: Accent S.r.l., Ammocore Technology, Inc., CoWare, Inc., Fyre Storm, Inc., Theta Microelectronics, Inc. and ZCIST Co., Ltd.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      The following table presents (unaudited) summary financial data of Cadence’s equity method investments held as of December 31, 2005:

(In thousands)
As of December 31, 2005:
Current assets	$41,156
Non-current assets	$9,266
Current liabilities	$43,219
Non-current liabilities	$13,611
Stockholders’ deficit	$(6,408)

For the year ended December 31, 2005:
Net sales	$43,588
Costs and expenses	$(67,757)
Operating loss	$(24,169)
Net loss	$(23,762)
      In accordance with the equity method of accounting, Cadence records its proportional share of the investees’ gains or losses in Other income (expense), net. Cadence records its interest in equity method gains and losses in the quarter following the quarter in which these gains or losses actually occur because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Consolidated Financial Statements. In addition, Cadence records impairment losses of equity method investments if an other-than-temporary decline in value exists. These write-downs are included in Other income (expense), net, in the Consolidated Statements of Operations. Cadence’s proportional share of its investees’ net losses and impairment losses was as follows:

	2005	2004	2003

	(In thousands)
Proportional share of equity method losses	$(6,492)	$(16,944)	$(10,875)
Impairments of equity method investments	$(1,271)	$(1,993)	$—
      As of December 31, 2005, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial. There were no remaining balances for equity method investments as of December 31, 2005 in the Consolidated Balance Sheets.

NOTE 8.	CONVERTIBLE NOTES
      In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, to two initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million that were recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The Notes were issued by Cadence at par and bear no interest. The Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the Notes may require Cadence to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
business day prior to the relevant repurchase date. Cadence may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those Notes that holders have required Cadence to repurchase on August 15, 2008 or on other repurchase dates, as described above.
      Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of Cadence common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of Cadence’s common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As this fourth conversion feature is linked to the trading price of the Notes, which are traded in an observable market that differs from the one in which Cadence’s common stock is traded, the conversion feature meets the definition of a derivative that must be accounted for separately at fair value. The fair value of this conversion feature was not material at inception of the Notes or as of December 31, 2005. As of December 31, 2005, none of the conditions allowing holders of the Notes to convert had been met.
      In addition, in the event of a significant change in Cadence’s corporate ownership or structure, the holders may require Cadence to repurchase all or any portion of their Notes for 100.00% of the principal amount. Upon a significant change in Cadence’s corporate ownership or structure, in certain circumstances, Cadence may choose to pay the repurchase price in cash, shares of Cadence’s common stock or a combination of cash and shares of Cadence’s common stock.
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
      The costs incurred in connection with the convertible notes hedge transactions and the proceeds from the sale of the warrants are included as a net reduction in common stock and capital in excess of par in the accompanying Consolidated Balance Sheets as of December 31, 2005 and January 1, 2004, in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of December 31, 2005, the estimated fair value of the options acquired in the convertible notes hedge transaction was $130.8 million and the estimated fair value of the warrants sold was $29.6 million, however subsequent changes in the fair value of these convertible notes hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.
      EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the approximately 26.8 million shares of Cadence common stock into which the Notes may be converted, using the “if-converted” method. Because Cadence entered into the convertible notes hedge transactions and the sale of the warrants, upon conversion of the Notes there will be no other impact on basic or dilutive earnings per share, or EPS, except as described above under EITF No. 04-08, unless the price of Cadence’s common stock exceeds the warrant strike price of $23.08 per share. Up to $23.08 per share, in connection with any conversion, the operation of the convertible notes hedge transactions and sale of the warrants would effectively result in no impact on basic or dilutive EPS. In the event Cadence’s common stock exceeds $23.08 per share, for the first $1.00 the price exceeds $23.08, there would be dilution of approximately 1.1 million shares and the impact on the calculation of EPS will vary depending on when during the quarter the $23.08 per share price is

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
reached. As this share price continues to increase, dilution would continue to occur but at a declining rate. If these transactions settle in Cadence’s favor, Cadence could be exposed to credit risk related to the other party to the transactions.
      Subsequent to the issuance of the Notes in 2003, Cadence terminated its 2002 senior credit facilities.

NOTE 9.	TERM LOAN
      On December 19, 2005, Castlewilder, a company incorporated in Ireland and a wholly-owned subsidiary of Cadence, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, Bank of America, N.A. as Administrative Agent. The Credit Agreement provides for a three-year $160 million unsecured term loan. With the consent of all of the lenders, Castlewilder may, at the end of the second year of the loan, extend the maturity date to December 31, 2009.
      During the term of the Credit Agreement, Castlewilder has the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan initially was a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 4.995% as of December 31, 2005. Cadence can change its interest rate election each Interest Period, as defined in the loan agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon Cadence’s consolidated leverage ratio.
      Castlewilder is obligated to repay the outstanding principal amount of the loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009, if the maturity date of the loan is extended). Castlewilder is also obligated to pay accrued interest on the last day of each month or other interest period that Castlewilder may select under the terms of the Credit Agreement. If the loan is converted into a base rate loan, Castlewilder is obligated to pay accrued interest on the last day of each quarter.
      Castlewilder’s obligations under the Credit Agreement are unconditionally guaranteed by Cadence and Cadence Technology Limited, or CTL, a company incorporated in Ireland and a wholly-owned subsidiary of Castlewilder, pursuant to guaranties entered into by Cadence and CTL in favor of the lenders on December 19, 2005.
      In the event of (i) non-payment of any amounts due under the financing documents, (ii) non-compliance with any other provisions of the financing documents, (iii) any representation or statement made in the financing documents proving to have been incorrect or misleading at the time it was made, (iv) certain insolvency events, insolvency proceedings or creditor’s process with respect to Castlewilder and CTL, (v) Castlewilder or CTL ceasing to be either direct or indirect wholly-owned subsidiaries of Cadence, (vi) it becoming unlawful for Castlewilder, CTL or Cadence to perform any material obligation under the financing documents, or (vii) any default under the Cadence Guaranty, then the Administrative Agent may declare that all or part of the loan, together with accrued interest and all other amounts accrued and outstanding under the financing documents, to be immediately due and payable.
      The Credit Agreement and the CTL Guaranty contain certain customary representations and warranties, affirmative and negative covenants and indemnification obligations of Castlewilder and CTL. The Credit Agreement also provides for certain tax gross-up payment obligations of Castlewilder. The Cadence Guaranty also contains representations and warranties, affirmative covenants, negative covenants relating to, among other matters, incurrence of liens and indebtedness, the making of investments and asset dispositions, as well as a requirement to maintain a minimum consolidated interest coverage ratio and consolidated leverage ratio.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
A breach by Castlewilder, Cadence or CTL of any of these representations, warranties or covenants could cause an event of default under the applicable financing document and allow the Administrative Agent to declare that all or part of the loan, together with accrued interest and all other amounts accrued and outstanding under the financing documents, to be immediately due and payable. The Cadence Guaranty also contains indemnification obligations on the part of Cadence. As of December 31, 2005, Cadence was in compliance with all of its covenants.
      As of December 31, 2005, scheduled payments of the Credit Agreement are as follows:

(In thousands)
2006	$32,000
2007	48,000
2008	80,000

160,000
Less: Current portion of long-term debt	(32,000)

Long-term debt	$128,000

NOTE 10.	LEASE COMMITMENTS
      Equipment and facilities are leased under various operating leases expiring at various dates through the year 2025. Certain of these leases contain renewal options. Rental expense was $29.0 million for 2005, $25.6 million for 2004 and $23.3 million for 2003.
      As of December 31, 2005, future minimum lease payments under non-cancelable operating leases were as follows:

			Net
	Operating	Sub-lease	Operating
	Leases	Income	Leases

	(In thousands)
For the fiscal years:
2006	$31,084	$(3,023)	$28,061
2007	27,895	(2,956)	24,939
2008	23,303	(2,971)	20,332
2009	14,514	(1,761)	12,753
2010	9,343	(678)	8,665
2011 and after	39,728	(3,564)	36,164

Total lease payments	$145,867	$(14,953)	$130,914

      Of the $130.9 million in net operating lease payments, $34.8 million was accrued in restructuring expense prior to December 31, 2005 and will be charged against the restructuring accrual as paid.
      There was no equipment recorded under capital leases included in the Consolidated Balance Sheets as property, plant and equipment at December 31, 2005. The cost of equipment previously acquired under capital leases included in the Consolidated Balance Sheets as property, plant and equipment was $0.2 million as of January 1, 2005. Accumulated amortization of the leased equipment was $0.1 million as of January 1, 2005.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

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
      The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The RAR is not a final Statutory Notice of Deficiency, and Cadence has protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments. The IRS may also make similar claims for years subsequent to 1999.
      The IRS is currently examining Cadence’s federal income tax returns for the tax years 2000 through 2002 and may challenge the tax reported on these tax returns.
      Significant judgment is required in determining Cadence’s provision for income taxes. The calculation of Cadence’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of its provision for income taxes, Cadence has assessed the likelihood of adverse outcomes resulting from tax examinations, including the current IRS examination and the IRS RAR for tax years 1997 through 1999. Cadence provides for tax liabilities on its Consolidated Balance Sheets unless it considers it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
upon resolution of these issues. In addition, Cadence cannot be certain that such amount will not be materially different than that which is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material adverse effect on its results of operations, financial position or cash flows in the period or periods recorded.
      During 2005, Cadence entered into a definitive sale-leaseback agreement involving certain land and buildings in San Jose, California. The agreement stipulates that Cadence and the purchaser must receive certain approvals from local municipalities prior to June 30, 2006. If these conditions are met or waived by Cadence and the purchaser prior to June 30, 2006, Cadence would complete the sale of the buildings and lease the buildings from the purchaser for two years, with an option to extend the lease for an additional six months.

NOTE 12.	LEGAL SETTLEMENTS
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

NOTE 13.	NET INCOME (LOSS) PER SHARE
      Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, less unvested restricted stock, the denominator, during the period. Diluted net income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
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

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      The following table presents the calculation for the numerator and denominator used in the basic and diluted net income (loss) per share computations for 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands, except per share amounts)
Basic:
Net income (loss)	$49,343	$74,474	$(17,566)

Weighted average common shares outstanding	278,520	271,328	266,794

Basic net income (loss) per share	$0.18	$0.27	$(0.07)

Diluted:
Net income (loss)	$49,343	$74,474	$(17,566)
Effect of diluted securities:
Amortization of convertible notes transaction fees, net of tax	1,564	1,578	—

Net income (loss) as adjusted	$50,907	$76,052	$(17,566)

Weighted average common shares used to calculate basic net income (loss) per share	278,520	271,328	266,794
Convertible notes	26,837	26,837	—
Options	7,483	6,312	—
Restricted stock and ESPP shares	1,543	1,297	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	314,383	305,774	266,794

Diluted net income (loss) per share	$0.16	$0.25	$(0.07)

      The following table presents the potential shares of Cadence common stock outstanding at the years ended 2005, 2004 and 2003 which were not included in the computation of diluted net income (loss) per share because their effect would be antidilutive:

	2005	2004	2003

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2015)	26,039	33,770	68,349
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	26,829
Potential common shares in connection with convertible notes	—	—	10,227
Restricted stock	—	—	2,161

Total potential common shares excluded	52,868	60,599	107,566

NOTE 14.	STOCK COMPENSATION PLANS
      Stock Option Plans
      Cadence’s 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, 1997 Nonstatutory Stock Incentive Plan, or 1997 Plan, and 1993 Nonstatutory Stock Incentive Plan, or 1993 Plan (the 2000 Plan, the 1997 Plan and the 1993 Plan are referred to collectively as the Nonstatutory Stock Incentive Plans), provide for the issuance of non-qualified options, incentive stock, stock bonuses and rights to acquire restricted stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000, under the 1997 Plan is 30,000,000 and under the 1993 Plan is 24,750,000. Options granted under the Nonstatutory Stock Incentive Plans have an exercise price not less than the fair market value of the stock on the date of grant. Options granted for new employees become exercisable over a period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter. Options granted to current employees become exercisable over a period of up to four years, generally vesting in 48 equal monthly installments. Options granted under the Nonstatutory Stock Incentive Plans generally expire ten years from the date of grant. Awards of incentive stock granted under the Nonstatutory Stock Incentive Plans vest at times and in installments approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.
      Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and incentive stock. The number of shares available for issuance under the 1987 Plan is 71,370,100 shares, of which only 3,000,000 shares may be issued pursuant to incentive stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years and generally expire five to ten years from the date of grant. Awards of incentive stock granted under the 1987 Plan vest at times and in installments set forth in the 1987 Plan and approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.
      Under the 1995 and 1993 Directors’ Stock Option Plans, or the Directors’ Plans, Cadence may grant non-qualified options to its non-employee directors for up to 3,532,502 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors’ Plans have terms of up to ten years. Certain of the option grants vest one year from the date of grant, and other option grants vest one-third on the date which is one year from the date of grant and two-thirds ratably over the subsequent two years. The 1993 Directors Stock Option Plan expired by its terms in 2003 and no further options may be granted thereunder. In February 2005, the Board of Directors approved an amendment to the 1995 Directors Stock Option Plan to increase the number of shares of common stock authorized for issuance under the 1995 Directors Stock Option Plan by 500,000 shares for a total of 3,050,000 shares, which amendment was approved by stockholders at the 2005 Annual Meeting of Stockholders.
      Cadence has assumed certain options granted to employees of acquired companies, or Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered under the terms of the respective original plans of the acquired companies. All of the Acquired Options have been adjusted to effectuate the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. The Acquired Options generally become exercisable over a four or five year period and generally expire between five and ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      A summary of the options granted under Cadence’s equity plans as of and during the years ended December 31, 2005, January 1, 2005 and January 3, 2004 is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	68,923,225	$14.84	68,349,042	$14.87	67,169,149	$16.15
Acquired Options	4,557,264	$13.26	115,634	$2.91	4,549,937	$1.88
Granted	7,562,600	$15.13	10,549,393	$13.10	14,635,944	$11.23
Exercised	(10,329,027)	$10.43	(4,635,601)	$9.24	(6,808,359)	$7.63
Forfeited/ expired	(6,767,719)	$16.84	(5,455,243)	$16.48	(11,197,629)	$16.90

Outstanding at end of year	63,946,343	$15.26	68,923,225	$14.84	68,349,042	$14.87

Options exercisable at year end	44,633,980		44,968,157		39,696,811
Options available for future grant	22,899,584		29,878,159		31,431,031
Weighted average fair value of options granted during the year	$4.38		$4.56		$5.99
      A summary of the options granted under Cadence’s equity plans as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	As of	Remaining	Average	As of	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2005	Life	Price	2005	Price

$ 0.02 - $ 5.00	1,975,441	5.92	$1.89	1,593,342	$1.81
$ 5.01 - $10.00	3,562,206	6.34	$8.42	2,281,600	$8.30
$10.01 - $15.00	32,627,694	6.98	$13.02	18,316,737	$12.98
$15.01 - $20.00	13,771,917	5.79	$17.56	10,563,465	$17.71
$20.01 - $25.00	10,637,655	4.97	$22.34	10,510,701	$22.34
$25.01 - $30.00	1,160,624	3.27	$26.53	1,157,839	$26.53
$30.01 - $35.06	210,806	2.46	$33.98	210,296	$33.97

Total	63,946,343	6.24	$15.26	44,633,980	$16.11

      Employee Stock Purchase Plans (ESPPs)
      On July 1, 2001, Cadence adopted two employee stock purchase plans to allow employees of Tality, the former name of Cadence’s design services subsidiary, to participate in Cadence’s employee stock purchase program. The two plans included the 2001 Employee Stock Purchase Plan, which was a qualified employee stock purchase plan under the Internal Revenue Code which terminated in January 2003, and the 2001 Non-Qualified Employee Stock Purchase Plan, or the 2001 Non-Qualified ESPP, which was an employee stock purchase plan not qualified under the Internal Revenue Code and primarily used for Tality employees located outside the United States. Tality, now Cadence Engineering Services, employees, including officers and employee directors of Tality, but excluding 5% or greater stockholders, were eligible to participate if they were regular employees who worked 20 hours or more per week. Under Cadence’s 2001 Non-Qualified ESPP, eligible employees, which were generally Cadence’s non-United States Design Foundry employees, could purchase shares of Cadence common stock during offering periods (not to exceed 27 months) and on purchase dates as determined by the Board of Directors. The purchase price of such shares was equal to 85% of the lower of the fair market value of Cadence common stock on (i) the first day of the offering period, or (ii) the last day of the applicable purchase period. The 2001 Non-Qualified ESPP was terminated in February 2005.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
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
      The following table presents the common shares issued under Cadence’s employee stock purchase plans at years ended 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands, except
	per share amounts)
Cadence shares issued under the ESPPs	3,913	3,988	4,137
Weighted average purchase price per share	$9.73	$8.59	$8.38

Weighted average fair value per share	$14.44	$15.02	$11.72

      The purchase dates under the Employee Plan are in February and August.
      Stock-Based and Other Deferred Compensation
      Cadence records stock-based compensation expense resulting from its completed acquisitions. Deferred stock compensation resulting from these acquisitions represents the intrinsic value of the stock option grants to employees of the acquired companies multiplied by the percentage of the remaining vesting period divided by the total vesting period. Cadence considers certain stock awards to employees of certain acquired companies to be variable awards. Accordingly, compensation cost is adjusted each period for increases or decreases in the intrinsic value of the shares until the final measurement date.
      During 2005 and 2004, Cadence issued 3,798,161 and 3,470,938 shares, respectively, of restricted stock to certain employees. The restrictions lapse over a period of three to four years. The fair value of the restricted stock awards granted was $62.0 million in 2005, $45.6 million in 2004 and $25.7 million in 2003. The fair value of the restricted stock awards was recorded as a component of deferred stock compensation and is amortized to stock-based compensation expense as the restrictions lapse.
      Cadence’s SPC Plan provided for the issuance of restricted shares of Cadence common stock to former employees of Silicon Perspective Corporation, or SPC, who are now Cadence employees, upon the satisfaction of certain performance-based criteria in connection with Cadence’s acquisition of SPC. Restricted shares were first issued under the SPC Plan in February 2003 and 54% of such issued shares vested immediately. The remaining 46% vested in 11 equal monthly installments beginning in February 2003 and became fully vested on December 31, 2003. The second issue date was in April 2004, and these shares were fully vested when issued. An aggregate of approximately 1.6 million shares were issued and recognized as stock-based compensation expense under the SPC Plan.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      Deferred stock compensation included in the accompanying Statements of Stockholders’ Equity consists of the following for the three years ended 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Restricted stock grants	$61,961	$45,605	$25,728
Restricted stock and acquired options from acquisitions	6,796	3,603	28,074
Forfeitures	(5,964)	(4,861)	(7,062)

Deferred stock compensation, net of forfeitures	$62,793	$44,347	$46,740

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
      Deferred compensation expense includes stock-based compensation expense and compensation expense associated with the net gains and losses from Cadence’s non-qualified deferred compensation plans. The following table presents the components of the Deferred compensation expense for the three years ended 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Stock-based compensation expense	$35,489	$31,408	$41,124
Equity in loss from investments in the non-qualified deferred compensation plan	(1,190)	—	—
Net gains (losses) on non-qualified deferred compensation assets	6,599	(4,975)	6,529
Other acquisition related compensation expense	4,413	—	—

Total Deferred compensation expense	$45,311	$26,433	$47,653

NOTE 15.	STOCKHOLDERS’ EQUITY
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
      The table below presents the shares repurchased under Cadence’s stock repurchase programs in 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Shares repurchased	6,150	7,031	17,386
Total cost of repurchased shares	$101,070	$94,105	$213,832
      As of December 31, 2005, the remaining repurchase authorization under the August 2001 program totaled $21.9 million. On February 8, 2006, Cadence’s Board of Directors authorized a program to repurchase shares of Cadence’s common stock with a value of up to an additional $500.0 million in the aggregate.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      Reserved for Future Issuance
      As of December 31, 2005, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares

(In thousands)
Employee equity incentive plans*	84,315
Shares reserved for convertible notes conversion	26,837
Warrants	26,829
Employee stock purchase plans	3,970
Directors stock option plans*	2,535

Total	144,486

*	Includes both shares reserved for (i) issuance upon exercise of future option grants and (ii) outstanding but unexercised options to purchase common stock.
      Stockholder Rights Plan
      Cadence had a stockholder rights plan to protect its stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of Cadence common stock. As amended in February 2000, each share of Cadence common stock carried a right to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of Cadence at a price of $240.00 per one one-thousandth of a share, subject to adjustment. The rights were subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The rights expired on February 9, 2006.

NOTE 16.	INCOME TAXES
      The provision for income taxes consisted of the following components in 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Current:
Federal	$66,179	$21,057	$34,843
State	11,859	5,251	1,129
Foreign	24,070	1,350	11,077

Total current	102,108	27,658	47,049

Deferred:
Federal	(15,439)	(7,139)	(54,095)
State	(8,988)	(6,162)	(4,198)
Foreign	1,459	(2,394)	(1,755)

Total deferred	(22,968)	(15,695)	(60,048)

Total provision (benefit) for income taxes	$79,140	$11,963	$(12,999)

      Income before provision for income taxes included income from Cadence’s foreign subsidiaries of approximately $87.1 million for 2005, $93.6 million for 2004 and $39.3 million for 2003.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 35% to income before provision for income taxes in 2005, 2004 and 2003 as follows:

	2005	2004	2003

	(In thousands)
Provision computed at federal statutory rate	$44,969	$30,253	$(10,698)
State income tax, net of federal tax effect	(123)	(509)	(1,995)
Taxes on AJCA repatriation	30,082	—	—
Foreign income taxed at a higher (lower) rate	8,463	(23,372)	(4,547)
Stock compensation	3,420	3,301	5,430
Non-deductible meals and entertainment	787	760	754
Write-off of in-process technology	420	3,150	2,625
Sale of foreign subsidiary	—	139	(1,799)
Amortization of acquired intangibles	(1,508)	(1,066)	(1,440)
Change in valuation allowance	(2,698)	570	—
Research and development tax credit	(2,728)	(2,265)	(2,099)
Other	(1,944)	1,002	770

Provision (benefit) for income taxes	$79,140	$11,963	$(12,999)

Effective tax rate	62%	14%	43%

      The components of deferred tax assets and liabilities consisted of the following as of December 31, 2005 and January 1, 2005:

	2005	2004

	(In thousands)
Deferred Tax Assets:
Intangibles	$49,921	$57,147
Accruals and reserves	26,334	26,429
Tax credit carryforwards	25,067	7,455
Depreciation and amortization	21,185	20,044
Investments	18,912	10,164
Compensation expense	14,984	13,864
Revenue recognition and allowance for doubtful accounts	13,694	7,128
Stock compensation	13,022	9,240
Net operating loss carryforwards	10,392	11,543
Accrued restructuring	9,506	10,516
Capital loss carryforwards	2,757	10,049
Other	3,396	140

Total deferred tax assets	209,170	183,719
Valuation allowance	(5,125)	(7,823)

Net deferred tax assets	204,045	175,896

Deferred Tax Liabilities:
Intangibles	(43,501)	(60,244)
Unrealized gains on investments	(6,453)	(7,695)
Other	(5,776)	(1,186)

Total deferred tax liabilities	(55,730)	(69,125)

Total net deferred tax assets	$148,315	$106,771

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      As of December 31, 2005, Cadence had total net deferred tax assets of approximately $148.3 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.
      The valuation allowance decreased by $2.7 million during 2005 due to additional history of profitability in certain states. As of December 31, 2005, the valuation allowance was $5.1 million and is related to certain state net operating losses and tax credits, the utilization of which is not likely based on available evidence, including Cadence’s estimation of future taxable income in these states.
      During the fourth quarter of 2005, Cadence completed its evaluation of the repatriation provisions of the American Jobs Creation Act, or AJCA, which created a temporary one year incentive for United States corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. Cadence made the determination to repatriate $500.0 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. Cadence will invest these earnings in the United States pursuant to the AJCA guidelines. Cadence completed the repatriation and recorded an income tax expense of $30.1 million associated with the repatriation during the fourth quarter of 2005.
      Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. At December 31, 2005, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $196.0 million. At December 31, 2005, the unrecognized deferred tax liability for these earnings was approximately $64.0 million. Cadence intends to indefinitely reinvest its foreign earnings outside of the United States.
      As of December 31, 2005, Cadence had federal and California net operating loss carryforwards of approximately $21.6 million and $5.5 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2008 through 2023. The California net operating loss carryforwards will expire at various dates from 2011 through 2014. Cadence also has tax effected net operating losses from states other than California of $2.5 million, net of federal tax benefit, which will expire at various dates from 2006 through 2024.
      As of December 31, 2005, Cadence had federal tax credits of $12.6 million, California credits of $7.4 million, net of federal tax benefit, credits from states other than California of $4.4 million, net of federal tax benefit and $0.6 million of tax credits in foreign jurisdictions. $8.4 million of these tax credits do not expire and carry forward indefinitely until utilized and the remaining $16.6 million of tax credits will expire at various dates from 2006 through 2023.
      The IRS and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The RAR is not a final Statutory Notice of Deficiency, and Cadence has protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that it has meritorious defenses to the proposed adjustments. The IRS may also make similar claims for years subsequent to 1999.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      The IRS is currently examining Cadence’s federal income tax returns for the tax years 2000 through 2002 and may challenge the tax reported on these tax returns.
      Significant judgment is required in determining Cadence’s provision for income taxes. The calculation of Cadence’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of its provision for income taxes, Cadence has assessed the likelihood of adverse outcomes resulting from these examinations, including the current IRS examination and the IRS RAR for tax years 1997 through 1999. Cadence provides for tax liabilities on its Consolidated Balance Sheets unless it considers it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, Cadence cannot be certain that such amount will not be materially different than that which is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material adverse effect on its results of operations, financial position or cash flows in the period or periods recorded.

NOTE 17.	EMPLOYEE AND DIRECTOR BENEFIT PLANS
      Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $10.8 million for 2005, $9.6 million for 2004 and $9.2 million for 2003.
      As part of its overall investment strategy, Cadence invested in Telos. Cadence and the Cadence Design Systems, Inc. 1996 Deferred Compensation Venture Investment Plan Trust, or the 1996 Plan, hold the only limited partnership interests in Telos I. The contractual term of Telos I ended on December 31, 2005 and Telos I is currently being liquidated. Cadence and the Cadence Design Systems, Inc. 2002 Deferred Compensation Venture Investment Plan Trust, or the 2002 Plan, hold the only limited partnership interests in Telos III. Prior to December 31, 2005, Directors and executive officers could elect to defer compensation payable to them under the 2002 Plan. Compensation deferred under the 2002 Plan was invested in Telos III. In December 2005, Cadence determined to liquidate Telos III and removed the general partner of Telos III effective December 31, 2005. The new general partner, a wholly-owned subsidiary of Cadence, will complete the liquidation of Telos III.
      Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds, employee self-directed accounts or money market accounts.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

NOTE 18.	STATEMENT OF CASH FLOWS
      The supplemental cash flow information for 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(In thousands)
Cash Paid (Received) During the Year for:
Interest	$120	$186	$917

Income taxes, including foreign withholding tax	$9,430	$(2,086)	$20,934

Non-Cash Investing and Financing Activities:
Common and treasury stock issued for acquisitions	$11,883	$14,934	$70,577

Unrealized gain (loss) of available-for-sale securities, net of taxes	$1,020	$(517)	$5,750

Accrued purchased software	$—	$6,100	$—

NOTE 19.	RESTRUCTURING AND OTHER CHARGES
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
      During 2005, Cadence implemented a new plan of restructuring, the 2005 Restructuring, in an effort to decrease costs by reducing workforce and consolidating facilities throughout the company.
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
      During 2005, in conjunction with the workforce reduction involving Cadence’s European design services business, Cadence completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. Cadence has agreed to lease back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease at five years. Cadence has deferred the gain on the sale and will recognize the gain ratably over the maximum remaining lease term of ten years.
      Since 2001, Cadence has recorded facilities consolidation charges of $97.7 million related to office space reductions or facility closures of 49 sites. As of December 31, 2005, 28 of these sites had been vacated and office space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.
      As of December 31, 2005, Cadence’s estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 was $34.8 million. This amount will be adjusted in the future based

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $38.8 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.
      Total restructuring costs accrued as of December 31, 2005 were $34.9 million, consisting of $5.4 million in Accounts payable and accrued liabilities and $29.5 million in Other long-term liabilities. Cadence paid substantially all remaining severance and benefits restructuring liabilities prior to December 31, 2005.
      Restructuring and other charges (credits) recorded by plan of restructuring for fiscal years 2005, 2004 and 2003 are as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Other	Total

	(In thousands)
2005:
2005 Plan	$20,785	$2,401	$2,425	$—	$25,611
2004 Plan	(343)	—	—	—	(343)
2003 Plan	—	(24)	4,767	—	4,743
2002 Plan	—	—	(411)	—	(411)
2001 Plan	—	—	5,734	—	5,734

Total 2005 Charges	$20,442	$2,377	$12,515	$—	$35,334

2004:
2004 Plan	$7,035	$206	$—	$9,365	$16,606
2003 Plan	(842)	(2,802)	1,480	—	(2,164)
2002 Plan	(480)	(1,161)	61	—	(1,580)
2001 Plan	—	—	680	—	680

Total 2004 Charges	$5,713	$(3,757)	$2,221	$9,365	$13,542

2003:
2003 Plan	$25,746	$25,693	$10,905	$—	$62,344
2002 Plan	833	362	1,543	—	2,738
2001 Plan	—	—	1,754	—	1,754

Total 2003 Charges	$26,579	$26,055	$14,202	$—	$66,836

      Activity for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 associated with each plan of restructuring is discussed below.
2005 Restructuring
      During the year ended December 31, 2005, Cadence reduced its workforce by approximately 300 employees, including approximately 65 employees in its European design services business, and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written-off as a result of the restructuring. Severance and benefits expenses associated with the 2005 Restructuring were approximately $20.8 million.
      All terminations and termination benefits associated with the workforce reductions under the 2005 Restructuring were communicated to the affected employees prior to December 31, 2005, with substantially all

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
termination benefits paid prior to December 31, 2005. The remaining termination benefits are expected to be paid by April 1, 2006.
      Asset-related and other charges of $2.4 million recorded in the year ended December 31, 2005 are comprised of $1.5 million of expenses from the restructuring activities, primarily related to the write-off of leasehold improvements for facilities vacated and downsized, and $0.9 million of other charges related to the disposal of other assets not associated with Cadence’s restructuring activities.
      Facilities-related expenses of $2.4 million for the year ended December 31, 2005 are comprised of $1.8 million of expenses for facilities vacated or consolidated and $0.6 million related to changes in lease loss estimates for vacated and downsized facilities. Facilities-related expenses include payments required under leases, net of estimated sublease income, lease buyout costs and other contractual charges.
      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the year ended December 31, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, January 1, 2005	$—	$—	$—	$—
Restructuring and other charges, net	20,785	2,401	2,425	25,611
Non-cash charges	—	(2,232)	12	(2,220)
Cash payments	(20,471)	(169)	(794)	(21,434)
Effect of foreign currency translation	(212)	—	(53)	(265)

Balance, December 31, 2005	$102	$—	$1,590	$1,692

2004 Restructuring
      Cadence recorded a net credit of $0.3 million during 2005, which relates to reversing the portion of the severance and other benefits accrual in excess of the remaining expected obligation.
      The following table presents the activity associated with restructuring and other charges related to the 2004 Restructuring for the years ended January 1, 2005 and December 31, 2005:

	Severance
	and	Asset-
	Benefits	Related	Other	Total

	(In thousands)
Balance, January 3, 2004	$—	$—	$—	$—
Restructuring and other charges, net	7,035	206	9,365	16,606
Non-cash charges	—	(174)	(9,365)	(9,539)
Cash payments	(6,683)	(30)	—	(6,713)
Effect of foreign currency translation	118	(2)	—	116

Balance, January 1, 2005	$470	$—	$—	$470
Restructuring and other charges, net	(343)	—	—	(343)
Cash payments	(115)	—	—	(115)
Effect of foreign currency translation	(12)	—	—	(12)

Balance, December 31, 2005	$—	$—	$—	$—

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
2003 Restructuring
      During 2005, Cadence recorded additional expense of $4.7 million, related primarily to changes in estimated sublease income from vacated and downsized facilities. Cadence also paid approximately $3.5 million of fees related to headcount reductions at a foreign facility, which is shown as an asset-related cash charge in the tables below.
      The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring for the years ended January 3, 2004, January 1, 2005 and December 31, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

		(In thousands)
Balance, December 28, 2002	$—	$—	$—	$—
Restructuring and other charges, net	25,746	25,693	10,905	62,344
Non-cash charges	—	(18,406)	(442)	(18,848)
Cash payments	(22,050)	(1,387)	(1,386)	(24,823)
Effect of foreign currency translation	877	1,106	555	2,538

Balance, January 3, 2004	$4,573	$7,006	$9,632	$21,211
Restructuring and other charges, net	(842)	(2,802)	1,480	(2,164)
Non-cash charges	—	65	(33)	32
Cash payments	(3,694)	(1,408)	(3,406)	(8,508)
Effect of foreign currency translation	(37)	688	371	1,022

Balance, January 1, 2005	$—	$3,549	$8,044	$11,593
Restructuring and other charges, net	—	(24)	4,767	4,743
Non-cash charges	—	50	82	132
Cash payments	—	(3,525)	(4,175)	(7,700)
Effect of foreign currency translation	—	(50)	(680)	(730)

Balance, December 31, 2005	$—	$—	$8,038	$8,038

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
2002 Restructuring
      The remaining accrual balance for the 2002 Restructuring relates to lease obligations for facilities vacated and downsized as part of this restructuring. During 2005, Cadence recorded a net credit of $0.4 million related to changes in lease loss estimates for facilities included in the 2002 Restructuring. The other amounts recorded in this restructuring during 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
      The following table presents activity associated with restructuring and other charges related to the 2002 Restructuring for the years ended January 3, 2004, January 1, 2005 and December 31, 2005:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
Balance, December 28, 2002	$23,802	$2,706	$30,276	$56,784
Restructuring and other charges, net	833	362	1,543	2,738
Non-cash charges	(56)	(1,036)	—	(1,092)
Cash payments	(23,172)	(886)	(17,830)	(41,888)
Effect of foreign currency translation	(46)	—	856	810

Balance, January 3, 2004	$1,361	$1,146	$14,845	$17,352
Restructuring and other charges, net	(480)	(1,161)	61	(1,580)
Non-cash charges	—	(32)	—	(32)
Cash payments	(865)	(7)	(5,950)	(6,822)
Effect of foreign currency translation	(16)	54	56	94

Balance, January 1, 2005	$—	$—	$9,012	$9,012
Restructuring and other charges, net	—	—	(411)	(411)
Cash payments	—	—	(1,965)	(1,965)
Effect of foreign currency translation	—	—	(14)	(14)

Balance, December 31, 2005	$—	$—	$6,622	$6,622

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
2001 Restructuring
      The remaining accrual balance for the 2001 Restructuring relates to lease obligations for facilities vacated and downsized as part of this restructuring. During 2005, Cadence recorded additional expense of $5.7 million related to a change in the lease loss estimate for a facility included in the 2001 Restructuring. The other amounts recorded in this restructuring during 2005 relate primarily to payments of the remaining obligations, net of applicable sublease income.
      The following table presents the activity associated with restructuring and other charges related to the 2001 Restructuring for fiscal years 2005, 2004 and 2003. Restructuring activity associated with restructurings initiated prior to 2001 was immaterial for the years presented and therefore is not shown separately.

	Asset-	Excess
	Related	Facilities	Total

	(In thousands)
Balance, December 28, 2002	$449	$23,166	$23,615
Restructuring and other charges, net	—	1,754	1,754
Cash payments	(353)	(5,222)	(5,575)
Effect of foreign currency translation	—	1,205	1,205

Balance, January 3, 2004	$96	$20,903	$20,999
Restructuring and other charges, net	—	680	680
Cash payments	(96)	(6,120)	(6,216)
Effect of foreign currency translation	—	1,139	1,139

Balance, January 1, 2005	$—	$16,602	$16,602
Restructuring and other charges, net	—	5,734	5,734
Cash payments	—	(2,247)	(2,247)
Effect of foreign currency translation	—	(1,533)	(1,533)

Balance, December 31, 2005	$—	$18,556	$18,556

NOTE 20. OTHER INCOME (EXPENSE), NET
      Other income (expense), net, for the years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(In thousands)
Interest income	$15,606	$5,585	$3,428
Gain (loss) on foreign exchange	4,541	(1,421)	2,314
Gain on sale of investments	11,698	12,467	—
Write-down of investments	(10,934)	(4,236)	(4,785)
Equity loss from investments	(6,492)	(16,944)	(10,875)
Telos management fees	(2,390)	(2,483)	(2,504)
Telos termination fees	(2,610)	—	—
Gains (losses) on non-qualified deferred compensation assets	6,599	(4,975)	6,529
Other income (expense)	(921)	494	1,846

Total other income (expense), net	$15,097	$(11,513)	$(4,047)

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
NOTE 21. SEGMENT REPORTING
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results as only one segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.
      Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the customer is domiciled. Property, plant and equipment are attributed to geography based on the country where the assets are located. Until June 28, 2003, Cadence licensed most of its software products in Japan through a distributor, Innotech Corporation, or Innotech. In June 2003, Cadence purchased certain assets from Innotech, including distribution rights for certain customers in Japan. Since June 2003, Cadence has directly licensed its software products to customers for which Cadence acquired the distribution rights from Innotech. As of December 31, 2005, Cadence was an approximately 7% stockholder of Innotech.
      The following tables present a summary of revenue by geography during 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
North America:
United States	$613,186	$598,849	$623,763
Other	20,335	27,025	26,265

Total North America	$633,521	$625,874	$650,028

Europe:
United Kingdom	$36,249	$44,637	$35,851
Germany	72,548	87,324	63,473
Other	136,194	129,896	88,557

Total Europe	$244,991	$261,857	$187,881

Japan and Asia:
Japan	$333,233	$191,169	$187,860
Asia	117,447	118,580	93,715

Total Japan and Asia	450,680	309,749	281,575

Total	$1,329,192	$1,197,480	$1,119,484

	2005	2004	2003

	(In thousands)
United States	$613,186	$598,849	$623,763
Other	716,006	598,631	495,721

Total	$1,329,192	$1,197,480	$1,119,484

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005
      The following tables present a summary of property, plant and equipment by geography as of December 31, 2005, January 1, 2005 and January 3, 2004:

	2005	2004	2003

	(In thousands)
North America:
United States	$331,229	$334,943	$351,451
Other	227	371	592

Total North America	$331,456	$335,314	$352,043

Europe:
Total Europe	$8,491	$38,402	$37,551

Japan and Asia:
Japan	$2,193	$2,787	$1,597
Asia	14,805	13,864	12,656

Total Japan and Asia	16,998	16,651	14,253

Total	$356,945	$390,367	$403,847

	2005	2004	2003

	(In thousands)
United States	$331,229	$334,943	$351,451
Other	25,716	55,424	52,396

Total	$356,945	$390,367	$403,847

      For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect and Services and Other. The following table summarizes the revenue attributable to these categories during 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Functional Verification	$285,717	$207,386	$215,118
Digital IC Design	352,668	305,234	259,016
Custom IC Design	337,339	312,740	306,286
Design for Manufacturing	116,449	109,562	109,703
System Interconnect	110,845	107,751	98,322
Services and other	126,174	154,807	131,039

Total	$1,329,192	$1,197,480	$1,119,484

      No one customer accounted for 10% or more of total revenue in 2005, 2004 or 2003.
      As of December 31, 2005, one customer accounted for 20% of Accounts receivable, net. As of January 1, 2005, no one customer accounted for 10% or more of Cadence’s Accounts receivable, net.
NOTE 22. SUBSEQUENT EVENT
      In January 2006, KhiMetrics, Inc., an investment held by Cadence and the Cadence Design Systems, Inc. 1996 Deferred Compensation Venture Investment Plan Trust through Telos I, was acquired. Immediately prior to the closing, Telos converted its Series A Preferred Stock and Series B Preferred Stock to common stock to receive the consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration is held in escrow to pay unresolved claims against KhiMetrics, Inc. through the first anniversary of the acquisition, at which time the remaining escrow will be distributed to the former stockholders of KhiMetrics. In connection with this sale, Cadence received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million in January 2006.

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)
Schedule II

		Addition

		Charged to
	Balance at	(Credited)	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2005:
Bad debt allowance	$8,151	$(647)	$—	$(608)	$6,896
Sales return allowance	4,583	—	(500)	—	4,083

Total	$12,734	$(647)	$(500)	$(608)	$10,979

Year Ended January 1, 2005:
Bad debt allowance	$10,967	$(220)	$—	$(2,596)	$8,151
Sales return allowance	11,626	—	667	(7,710)	4,583

Total	$22,593	$(220)	$667	$(10,306)	$12,734

Year Ended January 3, 2004:
Bad debt allowance	$7,790	$2,220	$2,788	$(1,831)	$10,967
Sales return allowance	9,646	—	9,208	(7,228)	11,626

Total	$17,436	$2,220	$11,996	$(9,059)	$22,593

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

(a) 3. Exhibits:
      The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Title

2.01		Agreement and Plan of Merger dated as of January 12, 2005 among the Registrant, Verisity Ltd. and Scioto River Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2005).

3.01		(a) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended July 4, 1998).

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

3.02		The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).

4.01		Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (File No. 33-43400) filed on October 17, 1991).

4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).

*10	.01	The Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended July 3, 2004 (the “2004 Second Quarter Form 10-Q”)).

*10	.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.02 to the 2004 Second Quarter Form 10-Q).

*10	.03	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Form 10-K”)).

*10	.04	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards as currently in effect under the Cadence Design Systems, Inc. 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2006).

10.05		JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-85080) filed on March 28, 2002).

*10	.06	The Registrant’s 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 4.04 to the Registrant’s Form S-8 Registration Statement (File No. 033-53913) filed on May 31, 1994).

*10	.07	The Registrant’s 1995 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

Exhibit
Number		Exhibit Title

*10	.08	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-116681) filed on June 21, 2004).

*10	.09	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended and restated, effective January 1, 2001 (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10	.10	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”)).

*10	.11	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the “2001 Form 10-K”)).

10.12		The Registrant’s 1993 Non-Statutory Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the 2003 First Quarter Form 10-Q).

*10	.13	Executive Transition and Release Agreement between the Registrant and Lavi Lev, entered into on January 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2005).

10.14		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-87674) filed on May 7, 2002).

10.15		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended June 28, 1997).

10.16		Cooper & Chyan Technology, Inc. 1993 Equity Incentive Plan, as amended and restated effective August 16, 1995 (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (File No. 333-16779) filed on November 26, 1996).

*10	.17	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin Bushby (Incorporated by reference to Exhibit 10.16 to the 2002 Form 10-K) as amended by the First Amendment to Residential Lease, dated as of May 1, 2004 (Incorporated by reference to Exhibit 10.16 to the 2004 Second Quarter Form 10-Q).

10.18		Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-108251) filed on August 27, 2003).

10.19		Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).

10.20		Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).

*10	.21	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).

10.22		Neolinear, Inc. 2004 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-115351) filed on May 10, 2004).

Exhibit
Number		Exhibit Title

10.23		QDA, Inc. 2003 Stock Option/ Stock Issuance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended January 3, 2004 (the “2003 Form 10-K”)).

10.24		UniCAD Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form S-4 Registration Statement (File No. 333-16779) filed on November 26, 1996).

10.25		High Level Design Systems 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 Registration Statement (File No. 333-15771) filed on November 7, 1996).

*10	.26	Executive Transition and Release Agreement between the Registrant and H. Raymond Bingham, effective August 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005).

*10	.27	Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).

10.28		Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (File No. 333-71717) filed on February 3, 1999).

10.29		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to S-4 Registration Statement (File No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.31		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to the 2003 Form 10-K).

*10	.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended (Incorporated by reference to Exhibit 10.32 to the 2004 Second Quarter Form 10-Q).

10.33		eTop Design Technology, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-119335) filed on September 28, 2004).

10.34		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35		Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36		SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

*10	.37	Employment Agreement between Registrant and Moshe Gavrielov dated January 12, 2005.

10.38		OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-85591) filed on August 19, 1999).

*10	.39	Employment Agreement, effective as of May 12, 2004, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.78 to the 2004 Second Quarter Form 10-Q).

Exhibit
Number		Exhibit Title

*10	.40	Amendment to Employment Agreement, dated as of May 17, 2005, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).

10.41		Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).

10.42		Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

10.43		The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.43 to the 2003 First Quarter Form 10-Q).

*10	.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

*10	.45	Employment Agreement, effective as of May 26, 2004, between the Registrant and Kevin Bushby (Incorporated by reference to Exhibit 10.80 to the 2004 Second Quarter Form 10-Q).

*10	.46	Employment Agreement, effective as of May 18, 2004, between the Registrant and R.L. Smith McKeithen (Incorporated by reference to Exhibit 10.81 to the 2004 Second Quarter Form 10-Q).

10.47		The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.47 to the 2003 First Quarter Form 10-Q).

10.48		Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (File No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).

10.49		Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).

10.50		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).

10.51		Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).

*10	.52	Employment Agreement, effective as of January 1, 2005, between the Registrant and William Porter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2004).

*10	.53	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.53 to the 2004 Form 10-K).

*10	.54	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).

10.55		Term Facility Agreement, dated as of December 19, 2005, among Castlewilder, as borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as lead arranger and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2005 (the “December 2005 Form 8-K”)).

10.56		Guaranty, dated as of December 19, 2005, made by the Registrant in favor of Bank of America, N.A. as the Administrative Agent and the lender parties thereto (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K).

Exhibit
Number		Exhibit Title

10.57		Guaranty, dated as of December 19, 2005, made by Cadence Technology Limited in favor of Bank of America, N.A. as the Administrative Agent and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).

10.58		The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

*10	.59	Offer Letter between Registrant and James S. Miller, Jr. dated August 31, 2004.

10.61		CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).

10.62		CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).

10.63		DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-82044) filed on February 4, 2002).

10.64		Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-75874) filed on December 21, 2001).

10.65		The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

10.68		BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).

10.69		BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).

10.70		BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).

10.71		Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).

10.72		Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).

10.73		Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.73 to the 2003 Form 10-K).

10.74		Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.74 to the 2003 Form 10-K).

10.75		Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.75 to the 2003 Form 10-K).

10.76		Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.76 to the 2003 Form 10-K).

Exhibit
Number	Exhibit Title

10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.77 to the 2003 Form 10-K).

10.78	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-124025) filed on April 12, 2005 (the “April 2005 Form S-8”)).

10.79	Verisity Ltd. 1999 Israeli Share Option Plan (Incorporated by reference to Exhibit 99.2 to the April 2005 Form S-8).

10.80	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan (Incorporated by reference to Exhibit 99.3 to the April 2005 Form S-8).

10.81	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999) (Incorporated by reference to Exhibit 99.4 to the April 2005 Form S-8).

10.82	Verisity Ltd. 2000 Israeli Share Option Plan, as amended (Incorporated by reference to Exhibit 99.5 to the April 2005 Form S-8).

10.83	Amended and Restated Axis Systems Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 99.6 to the April 2005 Form S-8).

21.01	Subsidiaries of the Registrant.

23.01	Independent Registered Public Accounting Firm’s Consent.

31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated: March 10, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME/TITLE	DATE

/s/ Michael J. Fister Michael J. Fister President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ William Porter William Porter Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
ADDITIONAL DIRECTORS

/s/ Donald L. Lucas Donald L. Lucas	March 10, 2006

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli	March 10, 2006

/s/ George M. Scalise George M. Scalise	March 10, 2006

/s/ Dr. John B. Shoven Dr. John B. Shoven	March 10, 2006

/s/ Roger Siboni Roger Siboni	March 10, 2006

/s/ Lip-Bu Tan Lip-Bu Tan	March 10, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.01		Agreement and Plan of Merger dated as of January 12, 2005 among the Registrant, Verisity Ltd. and Scioto River Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2005).

3.01		(a) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended July 4, 1998).

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

3.02		The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).

4.01		Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (File No. 33-43400) filed on October 17, 1991).

4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).

*10	.01	The Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended July 3, 2004 (the “2004 Second Quarter Form 10-Q”)).

*10	.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.02 to the 2004 Second Quarter Form 10-Q).

*10	.03	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Form 10-K”)).

*10	.04	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards as currently in effect under the Cadence Design Systems, Inc. 1987 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2006).

10.05		JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-85080) filed on March 28, 2002).

*10	.06	The Registrant’s 1993 Directors Stock Option Plan (Incorporated by reference to Exhibit 4.04 to the Registrant’s Form S-8 Registration Statement (File No. 033-53913) filed on May 31, 1994).

*10	.07	The Registrant’s 1995 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

*10	.08	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-116681) filed on June 21, 2004).

Exhibit
Number		Exhibit Title

*10	.09	The Registrant’s Senior Executive Bonus Plan (previously the Chief Executive Officer Bonus Plan for 1996), as amended and restated, effective January 1, 2001 (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2001).

*10	.10	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”)).

*10	.11	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the “2001 Form 10-K”)).

10.12		The Registrant’s 1993 Non-Statutory Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the 2003 First Quarter Form 10-Q).

*10	.13	Executive Transition and Release Agreement between the Registrant and Lavi Lev, entered into on January 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2005).

10.14		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-87674) filed on May 7, 2002).

10.15		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended June 28, 1997).

10.16		Cooper & Chyan Technology, Inc. 1993 Equity Incentive Plan, as amended and restated effective August 16, 1995 (Incorporated by reference to Exhibit 10.49 to the Registrant’s Form S-4 Registration Statement (File No. 333-16779) filed on November 26, 1996).

*10	.17	Residential Lease and Option to Purchase, dated as of March 1, 2003, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin Bushby (Incorporated by reference to Exhibit 10.16 to the 2002 Form 10-K) as amended by the First Amendment to Residential Lease, dated as of May 1, 2004 (Incorporated by reference to Exhibit 10.16 to the 2004 Second Quarter Form 10-Q).

10.18		Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-108251) filed on August 27, 2003).

10.19		Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).

10.20		Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).

*10	.21	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).

10.22		Neolinear, Inc. 2004 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-115351) filed on May 10, 2004).

10.23		QDA, Inc. 2003 Stock Option/ Stock Issuance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended January 3, 2004 (the “2003 Form 10-K”)).

10.24		UniCAD Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form S-4 Registration Statement (File No. 333-16779) filed on November 26, 1996).

Exhibit
Number		Exhibit Title

10.25		High Level Design Systems 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 Registration Statement (File No. 333-15771) filed on November 7, 1996).

*10	.26	Executive Transition and Release Agreement between the Registrant and H. Raymond Bingham, effective August 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2005).

*10	.27	Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).

10.28		Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (File No. 333-71717) filed on February 3, 1999).

10.29		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to S-4 Registration Statement (File No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).

10.30		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.31		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to the 2003 Form 10-K).

*10	.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended (Incorporated by reference to Exhibit 10.32 to the 2004 Second Quarter Form 10-Q).

10.33		eTop Design Technology, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-119335) filed on September 28, 2004).

10.34		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).

10.35		Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

10.36		SpeedSim, Inc. 1995 Incentive and Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 99.8 to the June 1999 Form S-8).

*10	.37	Employment Agreement between Registrant and Moshe Gavrielov dated January 12, 2005.

10.38		OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-85591) filed on August 19, 1999).

*10	.39	Employment Agreement, effective as of May 12, 2004, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.78 to the 2004 Second Quarter Form 10-Q).

*10	.40	Amendment to Employment Agreement, dated as of May 17, 2005, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).

10.41		Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).

10.42		Diablo Research Company LLC 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the December 1999 Form S-8).

Exhibit
Number		Exhibit Title

10.43		The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.43 to the 2003 First Quarter Form 10-Q).

*10	.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).

*10	.45	Employment Agreement, effective as of May 26, 2004, between the Registrant and Kevin Bushby (Incorporated by reference to Exhibit 10.80 to the 2004 Second Quarter Form 10-Q).

*10	.46	Employment Agreement, effective as of May 18, 2004, between the Registrant and R.L. Smith McKeithen (Incorporated by reference to Exhibit 10.81 to the 2004 Second Quarter Form 10-Q).

10.47		The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.47 to the 2003 First Quarter Form 10-Q).

10.48		Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (File No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).

10.49		Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).

10.50		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).

10.51		Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).

*10	.52	Employment Agreement, effective as of January 1, 2005, between the Registrant and William Porter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2004).

*10	.53	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.53 to the 2004 Form 10-K).

*10	.54	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).

10.55		Term Facility Agreement, dated as of December 19, 2005, among Castlewilder, as borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as lead arranger and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2005 (the “December 2005 Form 8-K”)).

10.56		Guaranty, dated as of December 19, 2005, made by the Registrant in favor of Bank of America, N.A. as the Administrative Agent and the lender parties thereto (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K).

10.57		Guaranty, dated as of December 19, 2005, made by Cadence Technology Limited in favor of Bank of America, N.A. as the Administrative Agent and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).

10.58		The Registrant’s 2001 Non-Qualified Employee Stock Purchase Plan, effective July 13, 2001 (Incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

*10	.59	Offer Letter between Registrant and James S. Miller, Jr. dated August 31, 2004.

Exhibit
Number	Exhibit Title

10.61	CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).

10.62	CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).

10.63	DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-82044) filed on February 4, 2002).

10.64	Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-75874) filed on December 21, 2001).

10.65	The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

10.68	BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).

10.69	BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).

10.70	BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).

10.71	Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).

10.72	Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).

10.73	Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.73 to the 2003 Form 10-K).

10.74	Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.74 to the 2003 Form 10-K).

10.75	Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.75 to the 2003 Form 10-K).

10.76	Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.76 to the 2003 Form 10-K).

10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.77 to the 2003 Form 10-K).

10.78	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-124025) filed on April 12, 2005 (the “April 2005 Form S-8”)).

10.79	Verisity Ltd. 1999 Israeli Share Option Plan (Incorporated by reference to Exhibit 99.2 to the April 2005 Form S-8).

Exhibit
Number	Exhibit Title

10.80	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan (Incorporated by reference to Exhibit 99.3 to the April 2005 Form S-8).

10.81	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999) (Incorporated by reference to Exhibit 99.4 to the April 2005 Form S-8).

10.82	Verisity Ltd. 2000 Israeli Share Option Plan, as amended (Incorporated by reference to Exhibit 99.5 to the April 2005 Form S-8).

10.83	Amended and Restated Axis Systems Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 99.6 to the April 2005 Form S-8).

21.01	Subsidiaries of the Registrant.

23.01	Independent Registered Public Accounting Firm’s Consent.

31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.
(b) Exhibits:
      Cadence hereby files as part of this Form 10-K the Exhibits listed in Item 15. (a) 3 above.