Form 10-Q
period 2006-04-01
CADENCE DESIGN SYSTEMS INC
filed 2006-05-04
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006

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
      Large accelerated filer [ X ] Accelerated filer [       ] Non-accelerated filer [       ]
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes             No X
      On April 1, 2006, 282,505,669 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	April 1,	December 31,
	2006	2005

Current Assets:
Cash and cash equivalents	$872,886	$861,315
Short-term investments	32,054	33,276
Receivables, net of allowance for doubtful accounts of $9,738 and $10,979, respectively	242,565	282,073
Inventories	23,379	28,902
Prepaid expenses and other	78,326	70,736

Total current assets	1,249,210	1,276,302
Property, plant and equipment, net of accumulated depreciation of $566,381 and $549,593, respectively	358,141	356,945
Goodwill	1,250,430	1,232,926
Acquired intangibles, net	141,628	153,847
Installment contract receivables	111,257	102,748
Other assets	271,164	278,544

Total Assets	$3,381,830	$3,401,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$36,000	$32,000
Accounts payable and accrued liabilities	237,222	300,586
Current portion of deferred revenue	282,577	273,265

Total current liabilities	555,799	605,851

Long-Term Liabilities:
Long-term portion of deferred revenue	64,508	51,864
Convertible notes	420,000	420,000
Long-term debt	91,000	128,000
Other long-term liabilities	362,852	350,893

Total long-term liabilities	938,360	950,757

Stockholders’ Equity:
Common stock and capital in excess of par value	1,154,007	1,220,736
Deferred stock compensation	- - - -	(90,076)
Retained earnings	711,950	690,171
Accumulated other comprehensive income	21,714	23,873

Total stockholders’ equity	1,887,671	1,844,704

Total Liabilities and Stockholders’ Equity	$3,381,830	$3,401,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	April 1,		April 2,
	2006		2005

Revenue:
Product		$208,122	$173,409
Services		32,431	32,443
Maintenance		87,661	86,685

Total revenue		328,214	292,537

Costs and Expenses:
Cost of product		20,480	21,933
Cost of services		24,067	22,488
Cost of maintenance		16,050	14,267
Marketing and sales		94,476	79,694
Research and development		116,261	90,386
General and administrative		35,041	25,933
Amortization of acquired intangibles		8,350	10,611
Deferred compensation(A)		- - - -	11,357
Restructuring and other charges		(430)	17,489
Write-off of acquired in-process technology		900	- - - -

Total costs and expenses		315,195	294,158

Income (loss) from operations		13,019	(1,621)
Interest expense		(3,540)	(1,381)
Other income, net		28,450	4,507

Income before provision for income taxes and cumulative effect of change in accounting principle		37,929	1,505
Provision for income taxes		16,568	482

Net income before cumulative effect of change in accounting principle		21,361	1,023
Cumulative effect of change in accounting principle, net of tax		418	- - - -

Net income		$21,779	$1,023

Net income per share before cumulative effect of change in accounting principle:
Basic		$0.08	$0.00

Diluted		$0.07	$0.00

Net income per share after cumulative effect of change in accounting principle:
Basic		$0.08	$0.00

Diluted		$0.07	$0.00

Weighted average common shares outstanding – basic		281,642	274,201

Weighted average common shares outstanding – diluted		315,354	307,354

(A) Deferred compensation would be further classified as follows:
Cost of services	$	- - - -	$829
Marketing and sales		- - - -	2,721
Research and development		- - - -	4,635
General and administrative		- - - -	3,172

	$	- - - -	$11,357

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	April 1,	April 2,
	2006	2005

Cash and Cash Equivalents at Beginning of Period	$861,315	$448,517

Cash Flows from Operating Activities:
Net income	21,779	1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(418)	- - - -
Depreciation and amortization	40,942	44,354
Stock-based compensation	29,665	8,005
Equity in loss from investments, net	300	2,446
Gain on investments, net	(20,048)	(10,161)
Write-down of investment securities	1,001	6,193
Write-off of acquired in-process technology	900	- - - -
Non-cash restructuring and other charges	44	1,352
Tax benefit of call options	954	- - - -
Deferred income taxes	3,880	- - - -
Proceeds from the sale of receivables	24,595	40,933
Recoveries for gains on trade accounts receivable and sales returns	(1,240)	(1,774)
Other non-cash items	2,251	3,352
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	66,015	80,851
Inventories	2,133	707
Prepaid expenses and other	(8,492)	(1,807)
Installment contract receivables	(57,333)	(35,147)
Other assets	(2,139)	407
Accounts payable and accrued liabilities	(89,530)	(60,552)
Deferred revenue	20,693	(15,595)
Other long-term liabilities	5,442	2,406

Net cash provided by operating activities	41,394	66,993

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	3,687	9,953
Proceeds from sale of short-term investments	- - - -	289,225
Purchases of short-term investments	- - - -	(180,975)
Proceeds from the sale of long-term investments	20,000	4,607
Purchases of property, plant and equipment	(15,279)	(19,587)
Investment in venture capital partnerships and equity investments	(2,000)	(2,430)
Cash paid in business combinations, net of cash acquired	(1,329)	(1,411)

Net cash provided by investing activities	5,079	99,382

Cash Flows from Financing Activities:
Principal payments on long-term debt	(33,000)	(27)
Tax benefits from employee stock transactions	6,140	- - - -
Proceeds from issuance of common stock	61,460	39,589
Purchases of treasury stock	(69,032)	- - - -

Net cash provided by (used for) financing activities	(34,432)	39,562

Effect of exchange rate changes on cash and cash equivalents	(470)	2,366

Increase in cash and cash equivalents	11,571	208,303

Cash and Cash Equivalents at End of Period	$872,886	$656,820

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
      The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, or this Quarterly Report, have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
      Cadence adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. Using the modified prospective transition method of adopting SFAS No. 123R, Cadence began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods is required.
NOTE 2. STOCK-BASED COMPENSATION
      Cadence has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. In addition, the 1995 Directors Plan provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock. As of April 1, 2006, Cadence had remaining 17.2 million shares of common stock authorized for issuance for awards under its equity incentive plans, the 1995 Directors Plan and the ESPP.
      Stock-based compensation expense of $29.7 million and the related income tax benefit of $9.0 million were recognized under SFAS No. 123R in the Condensed Consolidated Statements of Operations for the three months ended April 1, 2006 in connection with stock options, restricted stock and the ESPP. The estimated fair value of Cadence’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The stock-based compensation expense for the three months ended April 1, 2006 included $9.3 million related to restricted stock, $1.5 million related to options assumed in connection with prior acquisitions and $3.9 million in liability-based stock awards, as defined by SFAS No. 123R, that would have been included in Cadence’s Condensed Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.”

      As a result of adopting SFAS No. 123R, Cadence’s income before taxes was reduced by $15.0 million and net income was reduced by $11.2 million for the three months ended April 1, 2006. The adoption of SFAS No. 123R reduced basic and fully diluted net income per share by $0.04 for the three months ended April 1, 2006. The adoption of SFAS No. 123R decreased Cadence’s Net cash provided by operating activities by $6.1 million during the three months ended April 1, 2006. As required by SFAS No. 123R, on January 1, 2006, Cadence eliminated the unamortized Deferred stock compensation of $90.1 million, which in turn reduced Common stock and capital in excess of par by the same amount, which had been included in Stockholders’ Equity in Cadence’s Condensed Consolidated Balance Sheet as of December 31, 2005.
      Cadence’s stock-based compensation expense during the three months ended April 1, 2006 was as follows:

Three
Months Ended
April 1, 2006

(In thousands)
Stock options	$13,257
Restricted stock	13,169
ESPP	3,239

Total stock-based compensation expense	$29,665

     Stock Options
      The exercise price of each stock option granted under one of Cadence’s equity incentive plans equals the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and the options generally continue to vest under their original vesting schedule and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the three months ended April 1, 2006 was $5.50. The weighted average assumptions used in the model for the three months ended April 1, 2006 are outlined in the following table:

Three
Months Ended
April 1, 2006

Dividend yield	None
Expected volatility	24.0%
Risk-free interest rate	4.82%
Expected life (in years)	5.40
      The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on implied volatility. When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk-free interest rate for the period within the expected life of the option is based on the yield of five-year United States Treasury notes at the time of grant.

      A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during the three months ended April 1, 2006 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(In thousands, except per share amounts)
Options outstanding at December 31, 2005	63,946	$15.26	6.2	$197,215
Acquired Options	306	$1.93
Granted	2,374	$16.85
Exercised	(3,324)	$12.19
Canceled and forfeited	(738)	$15.27

Options outstanding at April 1, 2006	62,564	$15.42	6.2	$248,768

Options vested at April 1, 2006	43,589	$16.17	5.1	$157,769
Options vested at April 1, 2006 and options expected to vest after April 1, 2006	59,350	$15.48	6.0	$235,213
      The total intrinsic value of options exercised during the three months ended April 1, 2006 was $20.9 million. Cash received from stock option exercises was $40.6 million during the three months ended April 1, 2006.
     Restricted Stock
      The cost of restricted stock awards is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Generally, restricted stock awards vest over four years and are subject to the employee’s continuing service to Cadence.
      Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that they vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

      A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during the three months ended April 1, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value

	(In thousands, except per share amounts)
Non-vested shares at December 31, 2005	6,439	$15.40		$108,947
Granted	835	$16.72
Vested	(577)	$15.86
Forfeited	(196)	$14.56

Non-vested shares at April 1, 2006	6,501	$15.55	2.9	$120,212

Non-vested shares expected to vest after April 1, 2006	5,608	$15.50	2.8	$103,693

      As of April 1, 2006, Cadence had $70.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average vesting period of 2.9 years. The total fair value of restricted stock that vested during the three months ended April 1, 2006 was $9.0 million.
      Cumulative effect of change in accounting principle, net of tax
      A non-cash benefit of approximately $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.
     Employee Stock Purchase Plan
      Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. The offering periods under the ESPP are concurrent 24-month offering periods with a new 24-month offering period starting every six months. Each offering period is divided into four consecutive six-month purchase periods. Effective August 1, 2006, offering periods under the ESPP will be six months long with a corresponding six month purchase period. New offerings will begin on each August 1st and February 1st and these offerings will run consecutively rather than concurrently. All offering periods that started before August 1, 2006 will continue until they are completed or until they are terminated as provided in the documents governing the ESPP. Participants in the ESPP will remain in the 24-month offering periods until those offering periods are completed or until such participant withdraws from the ESPP, if earlier. Participants will be converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006.
      During the three months ended April 1, 2006, 1,827,521 shares were issued under the ESPP with a weighted average purchase price of $11.38. Cash received from the exercise of purchase rights under Cadence’s ESPP was $20.8 million for the three months ended April 1, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. Based on the Black-Scholes model, the weighted average estimated grant date fair value of purchase rights granted under the ESPP during the three months ended April 1, 2006 was $4.82. The weighted average assumptions used in the model for the three months ended April 1, 2006 are outlined in the following table:

Three
Months Ended
April 1, 2006

Dividend yield	None
Expected volatility	24.0%
Risk-free interest rate	4.60%
Expected life (in years)	1.25
      The computation of the expected volatility assumption used in the Black-Scholes calculation for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the four purchase periods in each 24-month offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant.
     Tax Effects of Share-Based Compensation Awards
      In November 2005, FASB issued Financial Statement Position, or FSP, on SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Effective upon issuance, FSP 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123R. Companies have one year from the later of the adoption of SFAS No. 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. Upon adoption of SFAS No. 123R, Cadence made the election to calculate the tax effects of stock-based compensation using the alternative transition method pursuant to FSP No. 123R-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method, which resulted in an APIC tax benefit pool windfall position.
     Stock-Based Compensation for the Three Months Ended April 2, 2005
      During the three months ended April 2, 2005, Cadence measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25 and related interpretations. Cadence recognized in its Condensed Consolidated Statements of Operations $2.3 million of stock-based compensation expense for the intrinsic value of options Cadence assumed in connection with acquisitions and $5.7 million of stock-based compensation expense for the intrinsic value of restricted stock awarded during the three months ended April 2, 2005.

      During the three months ended April 2, 2005, Cadence followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The following table illustrates the effect on net income and net income per share for the three months ended April 2, 2005 if the fair value recognition provisions of SFAS No. 123, as amended, had been applied to options granted under Cadence’s equity incentive plans. For purposes of this pro forma disclosure, the estimated value of each option is recognized over the option’s vesting period. If Cadence had recognized the expense of the equity programs in the Condensed Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Three
Months Ended
April 2, 2005

(In thousands,
except
per share
amounts)
Net income (loss):
As reported	$1,023
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	6,588
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net related tax effects	(24,478)

Pro forma net loss	$(16,867)

Net income (loss) per share as reported:
Basic	$0.00
Diluted	$0.00
Pro forma net income (loss) per share:
Basic	$(0.06)
Diluted	$(0.06)
      Cadence corrected an error in its disclosure for the three months ended April 2, 2005 in stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects which resulted in a $6.6 million increase in stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects, and a $6.6 million decrease to pro forma net income.
      For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three
Months Ended
April 2, 2005

Dividend yield	None
Expected volatility	28.0%
Risk-free interest rate	4.13%
Expected life (in years)	5.00
      Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $4.65 for the three months ended April 2, 2005. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of shares issued under the ESPP was $13.33 and the weighted average purchase price was $8.74 for the three months ended April 2, 2005. During the three months ended April 2, 2005, 2,339,815 shares were issued under the ESPP.
      Prior to the implementation of SFAS No. 123R, Deferred compensation expense included stock-based compensation expense and compensation expense associated with the net gains and losses from Cadence’s non-qualified deferred compensation plans. The following table presents the components of Deferred compensation expense for the three months ended April 2, 2005:

Three
Months Ended
April 2, 2005

(In thousands)
Stock-based compensation expense	$8,005
Net gains on non-qualified deferred compensation assets	3,352

Total Deferred compensation expense	$11,357

NOTE 3.	ACQUISITIONS
      In March 2006, Cadence acquired a company for an aggregate initial purchase price of $25.8 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $17.5 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. The acquired company’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition. Comparative pro forma financial information for the acquisition has not been presented because the effect on results of operations was not material to Cadence’s Condensed Consolidated Financial Statements.
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
      In the three months ended April 2, 2005, Cadence recorded $20.8 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $20.8 million of goodwill consisted of $19.5 million of cash payments and the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million.
      In connection with Cadence’s acquisitions completed prior to April 1, 2006, Cadence may be obligated to pay up to an aggregate of $29.0 million in cash during the next 12 months and an additional $5.4 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the above mentioned criteria are achieved in full.

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

      The changes in the carrying amount of goodwill for the three months ended April 1, 2006 are as follows:

(In thousands)
Balance as of December 31, 2005	$1,232,926
Goodwill resulting from the acquisition during the period	17,493
Other	11

Balance as of April 1, 2006	$1,250,430

       Acquired Intangibles, net
      Acquired intangibles with finite lives as of April 1, 2006 and December 31, 2005 were as follows:

	As of April 1, 2006			As of December 31, 2005

			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life

	(In thousands)			(In thousands)
Existing Technology and backlog	$630,518	$(544,913)	2.7 Years	$623,360	$(527,858)	2.5 Years
Agreements and relationships	64,604	(36,416)	4.3 Years	63,807	(33,824)	4.4 Years
Distribution rights	30,100	(8,277)	7.3 Years	30,100	(7,525)	7.5 Years
Tradenames/trademarks/patents	11,634	(5,622)	4.6 Years	11,034	(5,247)	4.9 Years

Total acquired intangibles	$736,856	$(595,228)	3.8 Years	$728,301	$(574,454)	3.7 Years

      Cadence recorded intangible assets of $8.5 million during the three months ended April 1, 2006 in connection with the acquisition during the three months ended April 1, 2006 (see Note 3).
      For the three months ended April 1, 2006, amortization of acquired intangibles was $20.7 million, as compared to $24.9 million for the three months ended April 2, 2005. Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.
      Estimated amortization expense for the fiscal years:

(In thousands)
2006 – remaining period	$41,042
2007	39,252
2008	26,537
2009	17,291
2010	7,082
Thereafter	10,424

Total estimated amortization expense	$141,628

NOTE 5.	RESTRUCTURING AND OTHER CHARGES
      Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004

Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of April 1, 2006.
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
      For restructuring activities initiated after fiscal 2002, Cadence accounted for costs associated with leased facilities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, Cadence accounted for the asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For all periods presented, the severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”
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
      Since 2001, Cadence has recorded facilities consolidation charges of $97.4 million related to office space reductions or facility closures of 49 sites. As of April 1, 2006, 28 of these sites had been vacated and office space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.
      As of April 1, 2006, Cadence’s estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 was $33.0 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $37.0 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.
      Total restructuring costs accrued as of April 1, 2006 were $33.0 million, consisting solely of lease losses, of which $5.0 million was Accounts payable and accrued liabilities and $28.0 million was Other long-term liabilities. Cadence expects to pay substantially all remaining severance and benefits restructuring liabilities prior to July 1, 2006.
      Restructuring and other charges for the three months ended April 1, 2006 were as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total

	(In thousands)
2005 Plan	$(86)	$9	$(77)
2003 Plan	- - - -	(150)	(150)
2002 Plan	- - - -	(183)	(183)
2001 Plan	- - - -	(20)	(20)

Total	$(86)	$(344)	$(430)

      Restructuring and other charges for the three months ended April 2, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In thousands)
2005 Plan	$15,057	$1,507	$1,613	$18,177
2004 Plan	(172)	- - - -	- - - -	(172)
2003 Plan	- - - -	- - - -	(535)	(535)
2002 Plan	- - - -	- - - -	19	19

Total	$14,885	$1,507	$1,097	$17,489

2005 Restructuring
      During the year ended December 31, 2005, Cadence reduced its workforce by approximately 300 employees, including approximately 65 employees in its European design services business, and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written-off as a result of the restructuring. All remaining termination benefits are expected to be paid by July 1, 2006.
      The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the three months ended April 1, 2006:

	Severance
	and	Excess
	Benefits	Facilities	Total

	(In thousands)
Balance, December 31, 2005	$102	$1,590	$1,692
Restructuring and other charges, net	(86)	9	(77)
Non-cash charges	- - - -	7	7
Cash payments	5	(128)	(123)
Effect of foreign currency translation	3	3	6

Balance, April 1, 2006	$24	$1,481	$1,505

     2003 Restructuring, 2002 Restructuring and 2001 Restructuring
      The remaining accrual balances for the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring relate to lease obligations for facilities vacated and downsized as part of these restructurings. The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring for the three months ended April 1, 2006:

	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Total

	(In thousands)
Balance, December 31, 2005	$8,038	$6,622	$18,556	$33,216
Restructuring and other charges, net	(150)	(183)	(20)	(353)
Non-cash charges	36	- - - -	- - - -	36
Cash payments	(806)	(212)	(565)	(1,583)
Effect of foreign currency translation	66	1	128	195

Balance, April 1, 2006	$7,184	$6,228	$18,099	$31,511

NOTE 6. TERM LOAN
      On December 19, 2005, Castlewilder, a company incorporated in Ireland and a wholly-owned subsidiary of Cadence, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, and Bank of America, N.A. as Administrative Agent. The Credit Agreement provides for a three-year $160.0 million unsecured term loan, or Term Loan. With the consent of all of the lenders, Castlewilder may, at the end of the second year of the loan, extend the maturity date to December 31, 2009.
      Under the Credit Agreement, Castlewilder has the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan initially was a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 5.43% as of April 1, 2006. Castlewilder can change its interest rate election each Interest Period, as defined in the Credit Agreement. The margin with respect to the Term Loan (if the loan is a LIBOR loan) may be increased or decreased depending upon Cadence’s consolidated leverage ratio.
      Through Castlewilder, Cadence is obligated to repay the outstanding principal amount of the Term Loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). Castlewilder is also obligated to pay accrued interest on the last day of each month or other interest period that Castlewilder may select under the terms of the Term Loan. If the Term Loan is converted into a base rate loan, Castlewilder is obligated to pay accrued interest on the last day of each quarter.
      During the three months ended April 1, 2006, Castlewilder made its quarterly principal payment of $8.0 million, plus an additional prepayment of $25.0 million, reducing the amount due in 2008. As of April 1, 2006, scheduled payments of the Term Loan are as follows:

(In thousands)
2006 – remaining period	$24,000
2007	48,000
2008	55,000

Total	127,000
Less: Current portion of long-term debt	(36,000)

Long-term debt	$91,000

NOTE 7.	CONTINGENCIES

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
      The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and Cadence has protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments.
      The IRS is currently examining Cadence’s federal income tax returns for the tax years 2000 through 2002. In April 2006, Cadence received a Notice of Proposed Adjustment, or NOPA, relating to the qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The incremental tax liability for the NOPA would be approximately $152.3 million, plus interest and penalties, if any. A NOPA is not a proposed assessment of a tax deficiency. At the conclusion of its examination, the IRS will issue an RAR, in which the IRS will likely propose an assessment of tax deficiency for the 2000 through 2002 tax years. Cadence believes that the proposed IRS adjustment is inconsistent with applicable tax laws, and that it has meritorious defenses to the proposed adjustments. Cadence believes that it has adequately reserved for this matter.
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
      During 2005, Cadence entered into a sale-leaseback agreement involving certain land and buildings in San Jose, California. The agreement stipulates that Cadence and the purchaser must receive certain approvals from local municipalities prior to June 30, 2006. If these conditions are met or waived by Cadence and the purchaser prior to June 30, 2006, Cadence would complete the sale of the buildings and lease the buildings from the purchaser for two years, with an option to extend the lease for an additional six months.

NOTE 8.	NET INCOME PER SHARE
      Basic net income per share is computed by dividing net income, the numerator, by the weighted average number of shares of common stock outstanding, less unvested restricted stock, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
      Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, in the diluted net income per share calculation using the if-converted method of accounting. Under that method, the Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the Notes is added back to net income.

      The following table presents the calculation for the numerator and denominator used in the basic and diluted net income per share computations for the three months ended April 1, 2006 and April 2, 2005:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In thousands, except
	per share amounts)
Net income before cumulative effect of change in accounting principle	$21,361	$1,023
Effect of dilutive securities:
Amortization of convertible notes transaction fees, net of tax	391	391

Net income before cumulative effect of change in accounting principle, as adjusted	$21,752	$1,414

Net income after cumulative effect of change in accounting principle	$21,779	$1,023
Effect of dilutive securities:
Amortization of convertible notes transaction fees, net of tax	391	391

Net income after cumulative effect of change in accounting principle, as adjusted	$22,170	$1,414

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	281,642	274,201
Convertible notes	26,837	26,837
Options	5,252	5,473
Restricted stock and ESPP shares	1,623	843

Weighted average common and potential common shares used to calculate diluted net income per share	315,354	307,354

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.08	$0.00

Net income per share after cumulative effect of change in accounting principle	$0.08	$0.00

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.07	$0.00

Net income per share after cumulative effect of change in accounting principle	$0.07	$0.00

      The following table presents the potential shares of Cadence common stock outstanding at April 1, 2006 and April 2, 2005 that were not included in the computation of diluted net income per share because the effect of including these shares would have been antidilutive:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In thousands)
Options to purchase shares of common stock (various expiration dates through 2016)	26,221	32,687
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829

Total potential common shares excluded	53,050	59,516

NOTE 9.	STOCK REPURCHASE PROGRAMS
      In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence common stock in the open market with a value of up to $500.0 million in the aggregate, which was exhausted during the three months ended April 1, 2006. In February 2006, the Cadence Board of Directors authorized a new program to repurchase shares of Cadence common stock with a value of up to an additional $500.0 million in the aggregate.
      The following table presents the shares repurchased under Cadence’s stock repurchase programs in the three months ended April 1, 2006 and April 2, 2005:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In thousands)
Shares repurchased	4,000	- - - -
Total cost of repurchased shares	$69,032	$ - - - -
      As of April 1, 2006, the remaining repurchase authorization under Cadence’s repurchase programs totaled $452.9 million.

NOTE 10.	OTHER COMPREHENSIVE INCOME (LOSS)
      Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized losses on available-for-sale marketable securities, net of related tax effects. These transactions have been excluded from net income and are reflected instead in Stockholders’ Equity.

      The following table sets forth Cadence’s comprehensive income (loss) for the three months ended April 1, 2006 and April 2, 2005:

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

	(In thousands)
Net income	$21,779	$1,023
Translation loss	(1,044)	(831)
Changes in unrealized holding losses on available-for-sale securities, net of related tax effects	(1,115)	(2,295)

Comprehensive income (loss)	$19,620	$(2,103)

NOTE 11.	OTHER INCOME, NET
      Other income, net, for the three months ended April 1, 2006 and April 2, 2005 is as follows:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In thousands)
Gains on sale of non-marketable securities	$14,403	$1,147
Interest income	9,445	3,004
Gains on available-for-sale securities	2,815	4,472
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	2,130	- - - -
Gains on trading securities in Cadence’s non-qualified deferred compensation trust	700	4,542
Gains on foreign exchange	448	593
Equity loss from investments	(300)	(2,446)
Write-down of investments	(1,001)	(6,193)
Other expense	(190)	(612)

Total other income, net	$28,450	$4,507

      In January 2006, KhiMetrics, Inc., a cost method investment held by Cadence and Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust, was acquired for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recorded on amounts held in escrow. In connection with this sale, Cadence received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the three months ended April 1, 2006. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006.

NOTE 12.	SEGMENT AND GEOGRAPHY REPORTING
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
      The following table presents a summary of revenue by geography:

	For the Three Months Ended

	April 1,	April 2,
	2006	2005

	(In thousands)
North America:
United States	$159,085	$127,669
Other North America	9,033	7,525

Total North America	168,118	135,194

Europe:
Germany	18,735	12,316
United Kingdom	13,275	7,340
Other Europe	29,027	25,699

Total Europe	61,037	45,355

Japan and Asia:
Japan	69,994	89,075
Asia	29,065	22,913

Total Japan and Asia	99,059	111,988

Total	$328,214	$292,537

	April 1,	April 2,
	2006	2005

	(In thousands)
United States	$159,085	$127,669
Other	169,129	164,868

Total	$328,214	$292,537

      The following table presents a summary of long-lived assets by geography:

	As of

	April 1,	December 31,
	2006	2005

	(In thousands)
North America:
United States	$332,504	$331,229
Other North America	201	227

Total North America	332,705	331,456

Europe	8,599	8,491

Japan and Asia:
Japan	2,027	2,193
Asia	14,810	14,805

Total Japan and Asia	16,837	16,998

Total	$358,141	$356,945

	April 1,	December 31,
	2006	2005

	(In thousands)
United States	$332,504	$331,229
Other	25,637	25,716

Total	$358,141	$356,945

      For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect, and Services and other. The following table summarizes the revenue attributable to these categories for the periods presented:

	For the Three Months Ended

	April 1,	April 2,
	2006	2005

	(In thousands)
Functional Verification	$89,436	$59,390
Digital IC Design	64,903	77,300
Custom IC Design	87,490	67,967
Design for Manufacturing	25,308	27,500
System Interconnect	28,646	27,937
Services and other	32,431	32,443

Total	$328,214	$292,537

      No one customer accounted for 10% or more of total revenue for the three months ended April 1, 2006. One customer accounted for 14% of total revenue for the three months ended April 2, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
      During the last decade, the communications, business productivity and consumer electronics markets accounted for much of the growth in the electronics industry. Ever-decreasing silicon manufacturing process geometries, coupled with the move to 300 millimeter wafer production, are causing IC unit cost decreases. This has enabled die-per-wafer volume efficiencies and increased complexity for manufacturers of electronic devices. At the same time, the development of ICs with greater functionality makes it more difficult to effectively integrate these components into complete electronics systems. These market and technology forces create major challenges for the global electronics design community, while simultaneously offering significant opportunities for providers of EDA products and services. In response to these challenges, we initiated significant restructuring activities each year from 2001 through 2005 to better align our cost structure with projected demand for our products and services.
      We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully in “Results of Operations” below.

Acquisitions
      During the three months ended April 1, 2006, Cadence acquired a company for an aggregate initial purchase price of $25.8 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The acquired company’s results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition. Comparative pro forma financial information for the acquisition has not been presented because the effect on results of operations was not material to Cadence’s Condensed Consolidated Financial Statements.
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
Critical Accounting Estimates
      In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Upon our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” on January 1, 2006, the valuation of stock-based awards became a new critical accounting estimate as described below.

Valuation of stock-based awards
      We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on implied volatility as options for our stock are actively traded, the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee share options, the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee share options, and the remaining maturities of the traded options on which the estimate is based are at least one year. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
      For further information about our other critical accounting estimates, see the discussion of “Critical Accounting Estimates” in our Form 10-K for the year ended December 31, 2005.
Results of Operations
      We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, selling or licensing our intellectual property, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different terms of use for our products, such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See “Critical Accounting Estimates” above and in our Form 10-K for the year ended December 31, 2005 for additional discussion of license types and timing of revenue recognition.
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
      Digital IC Design: Products in this group, which include the Encountertm digital IC design platform, are used to accurately convert the high-level, logical specification of a digital IC into a detailed physical blueprint and then detailed design information showing how the IC will be physically implemented. This data is used for creation of the photomasks used in chip manufacture.
      Custom IC Design: Our custom design products, which include the Virtuoso® custom design platform, are used for ICs that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks and standard cell libraries. Detailed design information showing how the IC will be physically implemented is used for creation of the photomasks used in chip manufacture.
      Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.
      System Interconnect: This product group consists of our PCB and IC package design products, including the Allegro® and OrCAD® products. The Allegro system interconnect platform offering focuses on system interconnect design platform, which enables consistent co-design of ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective entry-level PCB solutions.

Revenue by Quarter
      The table below shows our revenue for the three months ended April 1, 2006 and April 2, 2005 and the percentage change in revenue:

	Three Months Ended

	April 1,	April 2,
	2006	2005	% Change

	(In millions, except percentages)
Product	$208.1	$173.4	20%
Services	32.4	32.4	0%
Maintenance	87.7	86.7	1%

Total revenue	$328.2	$292.5	12%

      Product and maintenance revenue were higher in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily because of increased revenue from licenses for Functional Verification and Custom IC products, partially offset by a decrease in revenue from licenses for Digital IC Design products.
Revenue by Product Group
      The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended

	April 1,	December 31,	October 1,	July 2,	April 2,
	2006	2005	2005	2005	2005

Functional Verification	27%	25%	21%	19%	20%
Digital IC Design	20%	29%	26%	23%	27%
Custom IC Design	26%	22%	27%	31%	23%
Design for Manufacturing	8%	8%	9%	9%	9%
System Interconnect	9%	7%	8%	9%	10%
Services and other	10%	9%	9%	9%	11%

Total	100%	100%	100%	100%	100%

Revenue by Geography

	Three Months Ended

	April 1,	April 2,
	2006	2005	% Change

	(In millions, except percentages)
United States	$159.1	$127.7	25%
Other North America	9.0	7.5	20%
Europe	61.0	45.3	35%
Japan	70.0	89.1	(20)%
Asia	29.1	22.9	27%

Total revenue	$328.2	$292.5	12%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended

	April 1,	April 2,
	2006	2005

United States	48%	44%
Other North America	3%	3%
Europe	19%	15%
Japan	21%	30%
Asia	9%	8%

Total	100%	100%

      Both our domestic and international businesses have been affected by the revenue trends discussed above in this section entitled “Results of Operations.” The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No one customer accounted for 10% or more of total revenue for the three months ended April 1, 2006. In the three months ended April 2, 2005, one customer in Japan accounted for 14% of our consolidated revenue.
      Changes in foreign currency exchange rates caused our revenue to decrease by $8.9 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to fluctuations of the Japanese yen in relation to the U.S. dollar. Additional information about revenue and other financial information by geography can be found in Note 12 to our Condensed Consolidated Financial Statements.
Cost of Revenue

	Three Months Ended

	April 1,	April 2,
	2006	2005	% Change

	(In millions, except percentages)
Product	$20.5	$21.9	(7)%
Services	$24.1	$22.5	7%
Maintenance	$16.1	$14.3	13%
Cost of Revenue as a Percent of Related Revenue

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Product	10%	13%
Services	74%	69%
Maintenance	18%	16%
      Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salaries and benefits, including stock-based compensation, amortization of intangible assets directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

      A summary of Cost of product is as follows:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In millions)
Product related costs	$10.2	$7.9
Amortization of acquired intangibles	10.3	14.0

Total Cost of product	$20.5	$21.9

      Cost of product decreased $1.4 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to a decrease of $3.7 million in amortization of intangible assets, partially offset by a $1.8 million increase in the cost of hardware products sold due to higher sales volume. The remaining increase in cost of services is due to other individually insignificant items.
      Cost of product in the future will depend primarily upon the actual mix of hardware and software product sales in any given period and the degree to which we license and incorporate third-party technology in our products licensed or sold in any given quarter.
      Cost of services primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services increased $1.6 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to a $1.2 million increase in stock-based compensation. The remaining increase in cost of services is due to other individually insignificant items.
      Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary and benefits for certain employees, and documentation of maintenance updates. Cost of maintenance increased $1.8 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to a $1.0 million increase in amortization of intangible assets and a $0.8 million increase in stock-based compensation.
Operating Expenses

	Three Months Ended

	April 1,	April 2,
	2006	2005	% Change

	(In millions, except percentages)
Marketing and sales	$94.5	$79.7	19%
Research and development	116.3	90.4	29%
General and administrative	35.0	25.9	35%

Total operating expenses	$245.8	$196.0	25%

Expenses as a Percent of Total Revenue

	Three Months Ended

	April 1,	April 2,
	2006	2005

Marketing and sales	29%	27%
Research and development	35%	31%
General and administrative	11%	9%

Operating Expense Summary
      Overall operating expenses increased $49.8 million during the three months ended April 1, 2006, as compared to the three months ended April 2, 2005. We adopted SFAS No. 123R on January 1, 2006, which resulted in an increase in stock-based compensation expense of approximately $27.6 million, as compared to the same period in 2005. The remaining $22.2 million increase in overall operating expenses related to increased salary and benefit costs primarily due to our acquisition of Verisity Ltd. in the second quarter of 2005.
      Foreign currency exchange rates decreased operating expenses by $2.5 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to fluctuations of the European Union euro and the Japanese yen in relation to the U.S. dollar.
Marketing and Sales
      Marketing and sales expense increased $14.8 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to an increase in stock-based compensation expense of $6.6 million and an increase in employee salary, commission and benefit costs of $6.0 million. The remaining increase in marketing and sales expense is due to other individually insignificant items.
Research and Development
      Research and development expense increased $25.9 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to an increase of $15.3 million in stock-based compensation expense, an increase of $7.9 million in employee salary and benefit costs and a $1.9 million increase in outside service costs. The remaining increase in research and development expense is due to other individually insignificant items.
General and Administrative
      General and administrative expense increased $9.1 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to an increase of $5.7 million in stock-based compensation expense, an increase of $1.5 million in costs associated with our non-qualified deferred compensation plan and an increase of $1.0 million in losses on the sale of installment contract receivables. The remaining increase in general and administrative expense is due to other individually insignificant items.
Amortization of Acquired Intangibles

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In millions)
Amortization of acquired intangibles	$8.4	$10.6
      Amortization of acquired intangibles decreased $2.2 million in the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, primarily due to a $6.4 million decrease in the amortization of acquired intangibles reflecting the full amortization of intangible assets from prior year acquisitions, partially offset by an increase of $4.2 million in amortization of intangibles acquired in the last 12 months.

Deferred Compensation

	Three Months Ended

	April 1,		April 2,
	2006		2005

	(In millions)
Stock-based compensation expense	$	- - - -	$8.0
Net gains on non-qualified deferred compensation assets		- - - -	3.4

Total Deferred compensation expense	$	- - - -	$11.4

      During the three months ended April 2, 2005, we amortized deferred compensation related to fixed awards using the straight-line method over the period in which the stock options and restricted stock vested. We recognized stock compensation expense related to variable awards using an accelerated method over the period that the stock options and restricted stock were earned.
      Deferred compensation decreased $11.4 million for the three months ended April 1, 2006, as compared to the three months ended April 2, 2005, due to the adoption of SFAS No. 123R on January 1, 2006. Stock-based compensation expense is now reflected throughout our costs and expenses as follows:

Three Months
Ended
April 1, 2006

(In thousands)
Cost of product	$57
Cost of services	1,232
Cost of maintenance	790
Marketing and sales	6,640
Research and development	15,293
General and administrative	5,653

Total	$29,665

Restructuring and Other Charges
      We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there is no remaining balance accrued for this restructuring as of April 1, 2006.

      A summary of restructuring and other charges by plan of restructuring for the three months ended April 1, 2006 is as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total

	(In millions)
2005 Plan	$(0.1)	$ - - - -	$(0.1)
2003 Plan	- - - -	(0.1)	(0.1)
2002 Plan	- - - -	(0.2)	(0.2)
2001 Plan	- - - -	- - - -	- - - -

Total	$(0.1)	$(0.3)	$(0.4)

      A summary of restructuring and other charges by plan of restructuring for the three months ended April 2, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total

	(In millions)
2005 Plan	$15.1	$1.5	$1.6	$18.2
2004 Plan	(0.2)	- - - -	- - - -	(0.2)
2003 Plan	- - - -	- - - -	(0.5)	(0.5)

Total	$14.9	$1.5	$1.1	$17.5

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
      As of April 1, 2006, our estimate of the accrued lease loss related to all worldwide restructuring activities initiated since 2001 was $33.0 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $37.0 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $97.4 million related to reducing space in or the closing of 49 sites, of which 28 have been vacated and 21 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.
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

      The following is further discussion of the activity under each restructuring plan:
      2005 Restructuring – During the year ended December 31, 2005, we reduced our workforce by approximately 300 employees, including approximately 65 employees in our European design services business, and consolidated facilities and resources throughout the company. Costs resulting from the 2005 Restructuring included severance payments, severance-related benefits, outplacement services, lease costs associated with facilities vacated and downsized, and charges for assets written-off as a result of the restructuring. All remaining termination benefits are expected to be paid by July 1, 2006.
      We expect to incur an additional $1.0 million to $2.0 million of future costs in connection with the 2005 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
      2003 Restructuring, 2002 Restructuring and 2001 Restructuring – We expect to incur an additional $3.0 to $5.0 million of future costs in connection with the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.
Write-off of Acquired In-process Technology
      In connection with the acquisition completed during the three months ended April 1, 2006, we immediately charged to expense $0.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate assumed in this calculation was 33% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies are expected to be commercially viable at December 2006. As of April 1, 2006, no expenditures were incurred to complete the in-process technology and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $0.2 million.
      These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

Other income, net
      Other income, net, for the three months ended April 1, 2006 and April 2, 2005 is as follows:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In millions)
Gains on sale of investments	$14.4	$1.1
Interest income	9.5	3.0
Gains on available-for-sale securities	2.8	4.5
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	2.1	- - - -
Gains on trading securities in Cadence’s non-qualified deferred compensation trust	0.7	4.5
Gains on foreign exchange	0.4	0.6
Equity loss from investments	(0.3)	(2.4)
Write-down of investments	(1.0)	(6.2)
Other expense	(0.1)	(0.6)

Total other income, net	$28.5	$4.5

      In January 2006, KhiMetrics, Inc., a cost method investment held by us and our 1996 Deferred Compensation Venture Investment Plan Trust, was acquired for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recognized on amounts held in escrow. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the three months ended April 1, 2006. In addition, our non-qualified deferred compensation trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006.
Income Taxes
      The following table presents the provision for income taxes and the effective tax rate for the three months ended April 1, 2006 and April 2, 2005:

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(In millions, except
	percentages)
Provision for income taxes	$16.6	$0.5
Effective tax rate	43.7%	32.0%
      The company’s effective tax rate for the three months ended April 1, 2006 and April 2, 2005 was 43.7% and 32.0%, respectively. The provision for income taxes for the three months ended April 1, 2006 includes a period-specific tax expense of $0.6 million for the tax effect of a reduction in tax rates on certain deferred tax assets related to stock-based compensation upon our adoption of SFAS No. 123R, which was partially offset by the tax benefit of disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options that occurred during the quarter.

      Our effective tax rate increased for the three months ended April 1, 2006, compared to the three months ended April 2, 2005, primarily due to a reduced benefit from foreign income taxed at a lower rate than the United States federal statutory rate and our adoption of SFAS No. 123R.
      We project our annual effective tax rate for the year ending December 30, 2006 to be approximately 42.0%. However, we expect to have additional volatility in our quarterly effective tax rates due to disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options for which we are not allowed to anticipate a tax deduction. Pursuant to SFAS No. 123R, the tax deduction will be recognized in the period of a disqualifying disposition. Our effective tax rate for the year ended December 31, 2005 was 62.0%. The decrease is primarily due to the non-recurring income taxes related to our 2005 repatriation of certain foreign earnings.
      For 2006 and future years, we intend to indefinitely reinvest our undistributed foreign earnings and, accordingly, have not provided for the U.S. or foreign taxes that would be incurred if such earnings were repatriated to the U.S.
      The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or the RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million, plus interest, which interest will accrue until the matter is resolved. This interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and nine percent since 1997. The IRS may also make similar claims for years subsequent to 1999 in future examinations. The RAR is not a final Statutory Notice of Deficiency, and we have protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments.
      The IRS is currently examining our federal income tax returns for the tax years 2000 through 2002. In April 2006, we received a Notice of Proposed Adjustment, or NOPA, relating to the qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The incremental tax liability for the NOPA would be approximately $152.3 million, plus interest and penalties, if any. A NOPA is not a proposed assessment of a tax deficiency. At the conclusion of its examination, the IRS will issue an RAR, in which the IRS will likely propose an assessment of tax deficiency for the 2000 through 2002 tax years. We believe that the proposed IRS adjustment is inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We believe that we have adequately reserved for this matter.
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

Liquidity and Capital Resources

	As of

	April 1,	December 31,	%
	2006	2005	Change

	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$904.9	$894.6	1%
Working Capital	$693.4	$670.5	3%

	Three Months Ended

	April 1,	April 2,	%
	2006	2005	Change

	(In millions, except percentages)
Cash provided by operating activities	$41.4	$67.0	(38)%
Cash provided by investing activities	$5.1	$99.4	(95)%
Cash provided (used) by financing activities	$(34.4)	$39.6	(187)%
Cash and cash equivalents and Short-term investments
      As of April 1, 2006, our principal sources of liquidity consisted of $904.9 million of Cash and cash equivalents and Short-term investments, as compared to $894.6 million at December 31, 2005. The primary sources of our cash in the first three months of 2006 were customer payments under software licenses and from the sale or lease of our hardware products, payments for design and methodology services, proceeds from the sale of receivables, proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plan and proceeds received from the sale of investments. Our primary uses of cash in the first three months of 2006 consisted of principal payments on our term loan, purchases of treasury stock, payments relating to payroll, product, services and other operating expenses, and taxes.
Net working capital
      As of April 1, 2006, we had net working capital of $693.4 million, as compared with $670.5 million as of December 31, 2005. The increase in net working capital from December 31, 2005 to April 1, 2006 was primarily due to the increase in Cash and cash equivalents of $11.6 million, an increase in Prepaid expenses and other of $7.6 million and a decrease in Accounts payable and accrued liabilities of $63.4 million. The increase was partially offset by a decrease in Receivables of $39.5 million, an increase in Current portion of deferred revenue of $9.3 million, a decrease in Inventories of $5.5 million, an increase in the Current portion of long-term debt of $4.0 million and a decrease in Short-term investments of $1.2 million.
Cash flows from operating activities
      Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables. Net cash provided by operating activities decreased by $25.6 million, to $41.4 million, during the three months ended April 1, 2006, as compared to $67.0 million net cash provided by operating activities during the three months ended April 2, 2005. The decrease was primarily due to an increase in tax payments of $22.8 million, a decrease in the proceeds from the sale of receivables of $16.3 million and a decrease in cash received from the collection of Receivables and Installment contract receivables of $37.0 million, partially offset by an increase in Deferred revenue of $36.3 million. Due to our adoption of SFAS No. 123R on January 1, 2006, the $6.1 million of Tax benefits from employee stock transactions during the three months ended April 1, 2006 were classified as cash flows from financing activities. Prior to the adoption of SFAS No. 123R, the Tax benefits of employee stock transactions, if any, would have been recorded as cash flows from operating activities.
      We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended April 1, 2006, we received proceeds from the sale of receivables totaling $24.6 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $40.9 million during the three months ended April 2, 2005.
Cash flows from investing activities
      Our primary investing activities consisted of purchases and proceeds from the sale of property, plant and equipment, purchases and proceeds from short-term investments, proceeds from the sale of long-term investments, acquiring businesses and investing in venture capital partnerships and equity investments. During the three months ended April 1, 2006, these investing activities combined provided $5.1 million of cash, as compared to $99.4 million of cash provided in the three months ended April 2, 2005. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from the sale of Short-term investments of $289.2 million and proceeds from the sale of available-for-sale securities of $6.3 million, partially offset by the decrease of purchases of Short-term investments of $181.0 million.
      In January 2006, KhiMetrics, Inc., a cost method investment held by us and our 1996 Deferred Compensation Venture Investment Plan Trust, was acquired for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recorded on amounts held in escrow. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the three months ended April 1, 2006. In addition, our non-qualified deferred compensation trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006.
Cash flows from financing activities
      Net cash used by financing activities was $34.4 million in the three months ended April 1, 2006, as compared to cash provided by financing activities of $39.6 million for the three months ended April 2, 2005. During the three months ended April 1, 2006, our primary use of cash from financing activities was $69.0 million to purchase treasury stock and $33.0 million of principal payments on our term loan. Financing activities provided cash of $61.5 million in proceeds from the sale of common stock upon exercise of stock options and exercise of rights under our employee stock purchase plan, compared to $39.6 million in the three months ended April 2, 2005.
      We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program.
Other Factors Affecting Liquidity and Capital Resources
      We provide for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. During the fourth quarter of 2005, we repatriated $500.0 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. We will invest these earnings in the United States pursuant to the American Jobs Creation Act guidelines. We paid $25.0 million of federal and state income taxes related to the repatriation during the three months ended April 1, 2006. For 2006 and future years, we intend to indefinitely reinvest our foreign earnings outside of the United States.
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
      The IRS is currently examining our federal income tax returns for the tax years 2000 through 2002. In April 2006, we received a Notice of Proposed Adjustment, or NOPA, relating to the qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The incremental tax liability for the NOPA would be approximately $152.3 million, plus interest and penalties, if any. A NOPA is not a proposed assessment of a tax deficiency. At the conclusion of its examination, the IRS will issue an RAR, in which the IRS will likely propose an assessment of tax deficiency for the 2000 through 2002 tax years. We believe that the proposed IRS adjustment is inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We believe that we have adequately reserved for this matter.
      In December 2005, our Irish subsidiary, Castlewilder, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, and Bank of America, N.A. as Administrative Agent. The Credit Agreement provides for a three-year $160.0 million unsecured term loan. With the consent of all of the lenders, we may, at the end of the second year of the loan, extend the maturity date to December 31, 2009. Castlewilder’s obligations under the Credit Agreement are guaranteed by us and Cadence Technology Limited, a wholly-owned subsidiary of Castlewilder. Our guaranty contains certain financial covenants that must be maintained by us on a consolidated basis, as well as limitations on our ability to incur additional indebtedness and liens, make investments, dispose of assets, pay dividends or other distributions, engage in certain corporate transactions and certain other activities.
      Under the Credit Agreement, we have the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan was initially a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 5.43% as of April 1, 2006. We can change our interest rate election each Interest Period, as defined in the Credit Agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon our consolidated leverage ratio.
      Through Castlewilder, we are obligated to repay the outstanding principal amount of the loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). We are also obligated to pay accrued interest on the last day of each month or other interest period that we may select under the terms of the Credit Agreement. If the loan is converted into a base rate loan, we are obligated to pay accrued interest on the last day of each quarter. Under the terms of the Credit Agreement, Castlewilder, at its election, may prepay the loan, in whole or in part, with no prepayment fee. During the three months ended April 1, 2006, Castlewilder made a prepayment of $25.0 million of the principal amount due under the loan.
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
      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of April 1, 2006, the estimated fair value of the options acquired in the convertible notes hedge transactions was $149.7 million.
      In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of April 1, 2006, the estimated fair value of the sold warrants was $30.5 million.

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
      The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at April 1, 2006 is as follows:

	Carrying	Average
	Value	Interest Rate

	(In millions)
Interest-Bearing Instruments:
Commercial Paper – fixed rate	$744.1	4.80%
Cash – variable rate	72.4	1.92%
Cash equivalents – variable rate	9.3	4.58%
Cash equivalents – fixed rate	14.3	0.99%

Total interest-bearing instruments	$840.1	4.49%

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
      We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, the unrealized gains and losses are recognized in Other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other assets.
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
      The table below provides information, as of April 1, 2006, about our forward foreign currency contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to May 19, 2006.

		Weighted
		Average
	Notional	Contract
	Principal	Rate

	(In millions)
Forward Contracts:
Japanese yen	$90.9	116.25
British pound sterling	35.6	0.57
European Union euro	6.1	0.83
Other	18.2	N/A

Total	$150.8

Estimated fair value	$1.2

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
      Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions, whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of April 1, 2006, the estimated fair value of the options acquired in the convertible notes hedge transactions was $149.7 million.
      In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of April 1, 2006, the estimated fair value of the warrants sold was $30.5 million.
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
      The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Condensed Consolidated Financial Statements, was $32.0 million as of April 1, 2006 and $33.0 million as of December 31, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.
      Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or be successful. Accordingly, we could lose all or part of our investment.
      Our investments in non-marketable equity securities had a carrying amount of $34.2 million as of April 1, 2006 and $37.9 million as of December 31, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management,

including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2006.
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
      Based on their evaluation as of April 1, 2006, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended April 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.
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
      The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to April 1, 2006, we may be obligated to pay up to an aggregate of $29.0 million in cash during the next 12 months and an additional $5.4 million in cash in periods after the next 12 months through September 2008 if certain performance goals related to one or more of the criteria mentioned above are achieved in full.
Our failure to attract, train, motivate and retain key employees may make us less competitive in our industries and therefore harm our results of operations.
      Our business depends on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business and operating results. Competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions continue to improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results.
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
      The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

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
      We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

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
      Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of bookings shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter. These factors may cause our operating results to fluctuate unexpectedly.
The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.
      We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 52% for the three months ended April 1, 2006 and 56% for the three months ended April 2, 2005. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and the British pound have had, and may in the future have, a harmful effect on our revenue and operating results.
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
      Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets and costs resulting from tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.
      Following our adoption of SFAS No. 123R, we expect to have additional volatility in our quarterly effective tax rates due to disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options for which we are not allowed to anticipate a tax deduction. Pursuant to SFAS No. 123R, we will recognize a tax deduction in the period of a disqualifying disposition.

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
      The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we have with a foreign subsidiary. We believe that the proposed IRS adjustments are inconsistent with the applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We are challenging these proposed adjustments vigorously.
      The IRS is currently examining our federal income tax returns for the tax years 2000 through 2002. In April 2006, we received a Notice of Proposed Adjustment, or NOPA, relating to the qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The incremental tax liability for the NOPA would be approximately $152.3 million, plus interest and penalties, if any. A NOPA is not a proposed assessment of a tax deficiency. At the conclusion of its examination, the IRS will issue an RAR, in which the IRS will likely propose an assessment of tax deficiency for the 2000 through 2002 tax years. We believe that the proposed IRS adjustment is inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. We believe that we have adequately reserved for this matter.
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
      We must comply with United States Department of Commerce regulations in shipping our software products and transferring our technology outside the United States and to foreign nationals. Although we have not had any significant difficulty complying with such regulations so far, any significant future difficulty in complying could harm our business, operating results and financial condition.
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

          Risks Related to Our Securities and Indebtedness
Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
      We have a substantial level of debt. As of April 1, 2006, we had $420.0 million of outstanding indebtedness from our Zero Coupon Zero Yield Senior Convertible Notes due 2023, or Notes, that we issued in August 2003 and $127.0 million related to our term loan, or Term Loan, borrowed by our wholly-owned Irish subsidiary. The level of our indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Reduce funds available for use in our operations;

•	Make us more vulnerable in the event of a downturn in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Notes or Term Loan; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.
      If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. In the case of the Notes, although the Notes mature in 2023, the holders of the Notes may require us to repurchase their notes at an additional premium of 0.25% in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, including the Notes and the Term Loan, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.
      The terms of the Notes do not prohibit us from incurring additional debt. In addition, our outstanding indebtedness under the Notes does not restrict our ability to pay dividends, issue or repurchase stock or other securities or require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Although the Notes do not contain such financial and other restrictive covenants, the documents governing the Term Loan do include such covenants, including certain restrictions on the incurrence of additional indebtedness and liens, disposition of assets, payment of cash dividends by us to our stockholders and our ability to engage in certain corporate transactions. We are also required by the documents governing the Term Loan to maintain certain minimum interest coverage and leverage ratios. Under the Term Loan, we are required to repay the principal amount thereof over a three year period. See “Other Factors Affecting Liquidity and Capital Resources” in Item 2 above. If we incur additional indebtedness or other liabilities, our ability to pay our obligations on our outstanding indebtedness could be adversely affected.
We may be unable to adequately service our indebtedness, which may result in defaults and other costs to us.
      We may not have sufficient funds or may be unable to arrange for additional financing to pay the outstanding obligations due on our indebtedness. Any future borrowing arrangements or debt agreements to which we become a party may contain additional restrictions on or prohibitions against our repayment on our outstanding indebtedness, or otherwise have the effect of making it more difficult to repay our outstanding indebtedness. With respect to the Notes, at maturity, the entire outstanding principal amount of the Notes will become due and payable. Holders may require us to repurchase for cash all or any portion of the Notes on

August 15, 2008 for 100.25% of the principal amount, August 15, 2013 for 100.00% of the principal amount and August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders may require us to repurchase the Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we may be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of any other indebtedness then outstanding.
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
      The terms of the Notes permit the holders to convert the Notes into shares of our common stock. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 26.8 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock. Prior to the conversion of the Notes, if the trading price of our common stock exceeds the conversion price of the Notes by 145.00% or more over specified periods, basic net income per share will be diluted if and to the extent the convertible notes hedge instruments are not exercised. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the Notes may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.
      Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of April 1, 2006, none of the conditions allowing holders of the Notes to convert had been met.
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
      Our governing documents and certain provisions of the Delaware General Corporation could make it difficult for another company to acquire control of our company. For example:

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
     A. Recent Sales of Unregistered Securities:
             None.
     B. Stock Repurchases:
      In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which was exhausted during the three months ended April 1, 2006. In February 2006, our Board of Directors authorized a new program to repurchase shares of our common stock with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended April 1, 2006:

				Maximum Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price	Announced	Publicly Announced
Period	Purchased*	Per Share	Plans or Programs	Plans or Programs*

January 1, 2006 – February 4, 2006	95,133	$16.87	- - - -	$21.9
February 5, 2006 – March 4, 2006	4,054,308	$17.26	3,999,956	$452.9
March 5, 2006 – April 1, 2006	47,338	$17.92	- - - -	$452.9

Total	4,196,779	$17.26	3,999,956

      * Shares purchased that were not part of our publicly announced repurchase programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3.	Defaults Upon Senior Securities
      None.
Item 4. Submission of Matters to a Vote of Security Holders
      None.
Item 5. Other Information
      None.

Item 6. Exhibits
      (a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	Praesagus Inc. 2001 Employee, Director and Consultant Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 Registration Statement (File No. 333-132753) filed on March 28, 2006 (the “March 2006 Form S-8”)).
10.02	Praesagus Inc. 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 to the March 2006 Form S-8).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	May 3, 2006	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	May 3, 2006	By:	/s/ William Porter

William Porter Executive Vice President and Chief Financial Officer

Exhibit
Number	Exhibit Title

10.01	Praesagus Inc. 2001 Employee, Director and Consultant Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 Registration Statement (File No. 333-132753) filed on March 28, 2006 (the “March 2006 Form S-8”)).
10.02	Praesagus Inc. 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 to the March 2006 Form S-8).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.