Form 10-Q
period 2006-07-01
CADENCE DESIGN SYSTEMS INC
filed 2006-08-07
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
OR
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

On July 1, 2006, 280,565,182 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	July 1,	December 31,
	2006	2005

Current Assets:
Cash and cash equivalents	$825,863	$861,315
Short-term investments	30,913	33,276
Receivables, net of allowance for doubtful accounts of $9,212 and $10,979, respectively	295,454	282,073
Inventories	25,628	28,902
Prepaid expenses and other	84,091	70,736

Total current assets	1,261,949	1,276,302
Property, plant and equipment, net of accumulated depreciation of $586,985 and $549,593, respectively	358,541	356,945
Goodwill	1,269,171	1,232,926
Acquired intangibles, net	139,334	153,847
Installment contract receivables	101,025	102,748
Other assets	274,082	278,544

Total Assets	$3,404,102	$3,401,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$40,000	$32,000
Accounts payable and accrued liabilities	256,978	300,586
Current portion of deferred revenue	312,257	273,265

Total current liabilities	609,235	605,851

Long-Term Liabilities:
Long-term portion of deferred revenue	64,889	51,864
Convertible notes	420,000	420,000
Long-term debt	54,000	128,000
Other long-term liabilities	373,002	350,893

Total long-term liabilities	911,891	950,757

Stockholders’ Equity:
Common stock and capital in excess of par value	1,122,742	1,220,736
Deferred stock compensation	----	(90,076)
Retained earnings	742,338	690,171
Accumulated other comprehensive income	17,896	23,873

Total stockholders’ equity	1,882,976	1,844,704

Total Liabilities and Stockholders’ Equity	$3,404,102	$3,401,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Revenue:
Product	$232,143	$201,844	$440,265	$375,253
Services	33,105	29,386	65,536	61,829
Maintenance	93,265	89,681	180,926	176,366

Total revenue	358,513	320,911	686,727	613,448

Costs and Expenses:
Cost of product	20,092	22,153	40,572	44,109
Cost of services	23,894	23,108	47,961	46,087
Cost of maintenance	15,860	14,770	31,910	29,352
Marketing and sales	97,089	89,100	191,565	171,515
Research and development	115,537	96,370	231,798	191,391
General and administrative	38,986	37,633	74,027	66,738
Amortization of acquired intangibles	5,026	14,677	13,376	25,288
Restructuring and other charges	(281)	13,514	(711)	31,003
Write-off of acquired in-process technology	----	9,400	900	9,400

Total costs and expenses	316,203	320,725	631,398	614,883

Income (loss) from operations	42,310	186	55,329	(1,435)
Interest expense	(3,381)	(1,345)	(6,921)	(2,726)
Other income, net	14,748	2,182	43,198	6,689

Income before provision for income taxes and cumulative effect of change in accounting principle	53,677	1,023	91,606	2,528
Provision for income taxes	23,289	540	39,857	1,022

Net income before cumulative effect of change in accounting principle	30,388	483	51,749	1,506
Cumulative effect of change in accounting principle, net of tax	----	----	418	----

Net income	$30,388	$483	$52,167	$1,506

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.11	$0.00	$0.18	$0.01

Diluted	$0.10	$0.00	$0.17	$0.01

Net income per share after cumulative effect of change in accounting principle:
Basic	$0.11	$0.00	$0.19	$0.01

Diluted	$0.10	$0.00	$0.17	$0.01

Weighted average common shares outstanding – basic	282,313	277,000	281,960	275,603

Weighted average common shares outstanding – diluted	317,000	310,822	316,048	309,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005

Cash and Cash Equivalents at Beginning of Period	$861,315	$448,517

Cash Flows from Operating Activities:
Net income	52,167	1,506
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(418)	---
Depreciation and amortization	79,544	95,405
Stock-based compensation	56,164	18,316
Equity in loss from investments, net	600	4,704
Gain on investments, net	(25,138)	(11,858)
Write-down of investment securities	1,001	7,106
Write-off of acquired in-process technology	900	9,400
Non-cash restructuring and other charges	82	1,874
Tax benefit of call options	2,431	----
Deferred income taxes	8,293	----
Proceeds from the sale of receivables	74,016	111,452
Recoveries for gains on trade accounts receivable and sales returns	(1,550)	(23)
Other non-cash items	4,898	1,628
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	38,052	61,070
Installment contract receivables	(113,939)	(60,062)
Inventories	690	(245)
Prepaid expenses and other	(11,477)	(1,053)
Other assets	(1,099)	265
Accounts payable and accrued liabilities	(68,035)	(38,737)
Deferred revenue	46,864	11,503
Other long-term liabilities	12,303	(16,269)

Net cash provided by operating activities	156,349	195,982

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	3,687	13,200
Proceeds from sale of short-term investments	----	289,225
Purchases of short-term investments	----	(180,975)
Proceeds from the sale of long-term investments	20,000	5,019
Proceeds from the sale of property, plant and equipment	----	33,625
Purchases of property, plant and equipment	(34,942)	(33,261)
Purchases of software licenses	(6,409)	----
Investment in venture capital partnerships and equity investments	(2,000)	(6,934)
Cash paid in business combinations, net of cash acquired, and acquisition of intangibles	(43,710)	(277,441)

Net cash used for investing activities	(63,374)	(157,542)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(66,000)	(51)
Tax benefit from employee stock transactions	7,173	----
Proceeds from issuance of common stock	95,973	51,915
Purchases of treasury stock	(160,830)	----

Net cash provided by (used for) financing activities	(123,684)	51,864

Effect of exchange rate changes on cash and cash equivalents	(4,743)	4,734

Increase (decrease) in cash and cash equivalents	(35,452)	95,038

Cash and Cash Equivalents at End of Period	$825,863	$543,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

Cadence adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. Using the modified prospective transition method of adopting SFAS No. 123R, Cadence began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods is required. However, prior period stock-based expense recognized under Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” has been reclassified to conform to the current year presentation.

NOTE 2.  STOCK-BASED COMPENSATION

Cadence has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. In addition, the 1995 Directors Plan provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock. As of July 1, 2006, Cadence had remaining 25.2 million shares of common stock authorized for issuance for awards under its equity incentive plans, the 1995 Directors Plan and the ESPP.

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock and the ESPP for the three and six months ended July 1, 2006 were as follows:

	Three	Six
	Months Ended	Months Ended
	July 1, 2006	July 1, 2006
	(In thousands)

Stock-based compensation expense	$26,499	$56,164
Income tax benefit	$7,879	$16,891

The estimated fair value of Cadence’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period, generally on a straight-line basis. The stock-based compensation expense for the three and six months ended July 1, 2006 that would have been included in Cadence’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25 were as follows:

	Three	Six
	Months Ended	Months Ended
	July 1, 2006	July 1, 2006
	(In thousands)

Restricted stock	$9,449	$18,749
Options assumed in connection with prior acquisitions	3,181	4,717
Liability-based stock awards	965	4,835

Total stock-based compensation expense under APB No. 25	$13,595	$28,301

The adoption of SFAS No. 123R had the following impact on Cadence’s Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2006:

	Three	Six
	Months Ended	Months Ended
	July 1, 2006	July 1, 2006
	(In thousands, except
	per share amounts)

Income before taxes	$(12,903)	$(27,863)
Net income	$(9,452)	$(20,593)
Basic net income per share	$(0.03)	$(0.07)
Diluted net income per share	$(0.03)	$(0.07)
Net cash provided by operating activities	$(1,033)	$(7,173)

As required by SFAS No. 123R, on January 1, 2006, Cadence eliminated the unamortized Deferred stock compensation of $90.1 million, which in turn reduced Common stock and capital in excess of par value by the same amount, which had been included in Stockholders’ Equity in Cadence’s Condensed Consolidated Balance Sheet as of December 31, 2005.

Cadence’s stock-based compensation expense during the three and six months ended July 1, 2006 was as follows:

	Three	Six
	Months Ended	Months Ended
	July 1, 2006	July 1, 2006
	(In thousands)

Stock options	$13,605	$26,862
Restricted stock	10,415	23,584
ESPP	2,479	5,718

Total stock-based compensation expense	$26,499	$56,164

       Stock Options

The exercise price of each stock option granted under one of Cadence’s equity incentive plans equals the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedule and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the three and six months ended July 1, 2006 was $6.44 and $5.74, respectively. The weighted average assumptions used in the model for the three and six months ended July 1, 2006, are outlined in the following table:

	Three	Six
	Months Ended	Months Ended
	July 1, 2006	July 1, 2006

Dividend yield	None	None
Expected volatility	27.0%	24.7%
Risk-free interest rate	5.10%	4.89%
Expected life (in years)	5.4	5.4

The computation of the expected volatility assumption used in the Black-Scholes pricing model for new grants is based on implied volatility. When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior of option grants with similar vesting periods. The risk-free interest rate for the period within the expected life of the option is based on the yield of five-year United States Treasury notes at the time of grant.

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during the six months ended July 1, 2006 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands, except per share amounts)

Options outstanding at December 31, 2005	63,946	$15.26	6.2	$197,215
Acquired Options	306	$1.93
Granted	3,196	$17.20
Exercised	(6,099)	$12.30
Canceled and forfeited	(1,884)	$17.45

Options outstanding at July 1, 2006	59,465	$15.54	6.1	$174,182

Options vested at July 1, 2006	42,543	$16.13	5.1	$119,440

Options vested at July 1, 2006 and options expected to vest after July 1, 2006	56,471	$15.58	5.9	$166,251

The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was $13.1 and $29.4 million, respectively. Cash received from stock option exercises during the three and six months ended July 1, 2006 was $34.5 and $75.1 million, respectively.

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

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during the six months ended July 1, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands, except per share amounts)

Non-vested shares at December 31, 2005	6,439	$15.40		$108,947
Granted	1,018	$17.08
Vested	(1,072)	$14.84
Forfeited	(173)	$15.08

Non-vested shares at July 1, 2006	6,212	$15.78	2.7	$106,355

Non-vested shares expected to vest after July 1, 2006	5,416	$15.72	2.7	$92,171

As of July 1, 2006, Cadence had $67.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which amount will be recognized over the remaining weighted average vesting period of 2.9 years. The total fair value of restricted stock that vested during the three and six months ended July 1, 2006 was $6.7 million and $15.7 million, respectively.

Cumulative effect of change in accounting principle, net of tax

During the six months ended July 1, 2006, a non-cash benefit of approximately $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

       Employee Stock Purchase Plan

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. The offering periods under the ESPP are concurrent 24-month offering periods with a new 24-month offering period starting every six months. Each offering period is divided into four consecutive six-month purchase periods. Effective August 1, 2006, offering periods under the ESPP will be six months long with a corresponding six month purchase period. New offerings will begin on each August 1st and February 1st and those offerings will run consecutively rather than concurrently. All offering periods that started before August 1, 2006 will continue until they are completed or until they are terminated as provided in the documents governing the ESPP.

Participants in the ESPP will remain in the 24-month offering periods until these offering periods are completed or until such participant withdraws from the ESPP, whichever is earlier. Participants will be converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006.

During the six months ended July 1, 2006, 1,827,521 shares of common stock were issued under the ESPP with a weighted average purchase price of $11.38. Cash received from the exercise of purchase rights under Cadence’s ESPP was $20.8 million for the six months ended July 1, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. Based on the Black-Scholes model, the weighted average estimated grant date fair value of purchase rights granted under the ESPP during the six months ended July 1, 2006 was $4.82. The weighted average assumptions used in the model for the six months ended July 1, 2006 are outlined in the following table:

Six
Months Ended
July 1, 2006

Dividend yield	None
Expected volatility	24.0%
Risk-free interest rate	4.60%
Expected life (in years)	1.25

The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the four purchase periods in each 24-month offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant. There were no grants of purchase rights under the ESPP during the three months ended July 1, 2006.

Tax Effects of Share-Based Compensation Awards

In November 2005, the Financial Accounting Standards Board, or FASB, issued Financial Statement Position, or FSP, on SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Effective upon issuance, FSP No. 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123R. Upon adoption of SFAS No. 123R, Cadence made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to FSP No. 123R-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method, which resulted in an APIC tax benefit pool windfall position. Accordingly, upon adoption of SFAS No. 123R, the Company had cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

Stock-Based Compensation for the Three and Six Months Ended July 2, 2005

During the three and six months ended July 2, 2005, Cadence measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25 and related interpretations. Cadence recognized in its Condensed Consolidated Statements of Operations $3.7 and $6.0 million of stock-based compensation expense for the intrinsic value of options Cadence assumed in connection with acquisitions and $6.6 and $12.3 million of stock-based compensation expense for the intrinsic value of restricted stock awarded during the three and six months ended July 2, 2005, respectively.

During the three and six months ended July 2, 2005, Cadence followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The following table illustrates the effect on net income and net income per share for the three and six months ended July 2, 2005 as if the fair value recognition provisions of SFAS No. 123, as amended, had been applied to options granted under Cadence’s equity incentive plans. For purposes of this pro forma disclosure, the estimated value of each option is recognized over the option’s vesting period. If Cadence had recognized the expense of the equity programs in the Condensed Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three	Six
	Months Ended	Months Ended
	July 2, 2005	July 2, 2005
	(In thousands)

Net income (loss)
As reported	$483	$1,506
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,800	16,388
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net related tax effects	(21,260)	(45,738)

Pro forma net loss	$(10,977)	$(27,844)

Net income (loss) per share as reported:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Pro forma net income (loss) per share:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

Cadence corrected an error in its disclosure for the three and six months ended July 2, 2005 in stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects, which correction resulted in a $9.8 million increase in stock-based employee compensation expense for the three months ended July 2, 2005 and a $16.4 million increase for the six months ended July 2, 2005, and a $9.8 million increase for the three months ended July 2, 2005 and a $16.4 million increase for the six months ended July 2, 2005 to pro forma net loss.

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three	Six
	Months Ended	Months Ended
	July 2, 2005	July 2, 2005

Dividend yield	None	None
Expected volatility	27.0%	28.0%
Risk-free interest rate	3.84%	4.02%
Expected life (in years)	5.00	5.00

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $4.50 for the three months ended July 2, 2005 and $4.59 for the six months ended July 2, 2005. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of shares issued under the ESPP was $13.33 and the weighted average purchase price was $8.74 for the six months ended July 2, 2005. During the six months ended July 2, 2005, 2,339,815 shares were issued under the ESPP. There were no grants of purchase rights under the ESPP during the three months ended July 2, 2005.

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

During the six months ended July 1, 2006, Cadence recorded $18.6 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $18.6 million of earnouts consisted of $0.2 million of cash payments made prior to July 1, 2006, and $18.4 million included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2006. In addition, Cadence recorded $0.7 million and $1.1 million in compensation expense related to the above mentioned earnouts during the three and six months ended July 1, 2006, respectively.

In connection with Cadence’s acquisitions completed prior to July 1, 2006, Cadence may be obligated to pay up to an aggregate of $26.7 million in cash during the next 12 months and an additional $4.1 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the above mentioned criteria are achieved in full.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2005. For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the most recent evaluation.

The changes in the carrying amount of goodwill for the six months ended July 1, 2006 are as follows:

(In thousands)

Balance as of December 31, 2005	$1,232,926
Goodwill resulting from the acquisition during the period	17,493
Additions due to earnouts	18,632
Other	120

Balance as of July 1, 2006	$1,269,171

Acquired Intangibles, net

Acquired intangibles with finite lives as of July 1, 2006 and December 31, 2005 were as follows:

	As of July 1, 2006			As of December 31, 2005
			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life
	(In thousands)			(In thousands)

Existing technology and backlog	$630,572	$(558,810)	2.6 Years	$623,360	$(527,858)	2.5 Years
Agreements and relationships	64,862	(38,960)	4.3 Years	63,807	(33,824)	4.4 Years
Distribution rights	30,100	(9,030)	7.0 Years	30,100	(7,525)	7.5 Years
Tradenames, trademarks and patents	26,634	(6,034)	8.5 Years	11,034	(5,247)	4.9 Years

Total acquired intangibles	$752,168	$(612,834)	4.5 Years	$728,301	$(574,454)	3.7 Years

Cadence acquired intangible assets of $23.5 million during the six months ended July 1, 2006, of which $8.5 million was acquired in connection with the acquisition described in Note 3. The remainder is included in Tradenames, trademarks and patents in the above table.

For the three months ended July 1, 2006, amortization of acquired intangibles was $17.5 million, as compared to $30.0 million for the three months ended July 2, 2005. For the six months ended July 1, 2006, amortization of acquired intangibles was $38.4 million, as compared to $54.2 million for the six months ended July 2, 2005. Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the fiscal years:

(In thousands)
2006 – remaining period	$24,322
2007	40,784
2008	28,063
2009	18,817
2010	8,607
Thereafter	18,741

Total estimated amortization expense	$139,334

NOTE 5. RESTRUCTURING AND OTHER CHARGES

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of July 1, 2006.

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

Since 2001, Cadence has recorded facilities consolidation charges of $97.1 million related to office space reductions or facility closures of 49 sites. As of July 1, 2006, 28 of these sites had been vacated and office space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.

As of July 1, 2006, Cadence’s accrued estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 was $32.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could be as high as $36.3 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

Total restructuring costs accrued as of July 1, 2006 were $32.8 million, consisting solely of lease losses, of which $5.2 million was Accounts payable and accrued liabilities and $27.6 million was Other long-term liabilities.

Restructuring and other charges for the three months ended July 1, 2006 were as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

2005 Plan	$(20)	$(45)	$(65)
2003 Plan	----	(32)	(32)
2002 Plan	----	(180)	(180)
2001 Plan	----	(4)	(4)

Total	$(20)	$(261)	$(281)

Restructuring and other charges for the six months ended July 1, 2006 were as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

2005 Plan	$(106)	$(36)	$(142)
2003 Plan	----	(182)	(182)
2002 Plan	----	(363)	(363)
2001 Plan	----	(24)	(24)

Total	$(106)	$(605)	$(711)

Restructuring and other charges for the three months ended July 2, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In thousands)

2005 Plan	$4,608	$593	$87	$5,288
2004 Plan	(171)	----	----	(171)
2003 Plan	----	(58)	3,151	3,093
2002 Plan	----	----	(430)	(430)
2001 Plan	----	----	5,734	5,734

Total	$4,437	$535	$8,542	$13,514

Restructuring and other charges for the six months ended July 2, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In thousands)

2005 Plan	$19,666	$2,099	$1,700	$23,465
2004 Plan	(343)	----	----	(343)
2003 Plan	----	(58)	2,616	2,558
2002 Plan	----	----	(411)	(411)
2001 Plan	----	----	5,734	5,734

Total	$19,323	$2,041	$9,639	$31,003

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

The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the three months ended July 1, 2006:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

Balance, April 1, 2006	$24	$1,481	$1,505
Restructuring and other charges, net	(20)	(45)	(65)
Non-cash charges	----	10	10
Cash payments	(6)	(142)	(148)
Effect of foreign currency translation	2	22	24

Balance, July 1, 2006	$ ----	$1,326	$1,326

The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the six months ended July 1, 2006:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

Balance, December 31, 2005	$102	$1,590	$1,692
Restructuring and other charges, net	(106)	(36)	(142)
Non-cash charges	----	17	17
Cash payments	(1)	(270)	(271)
Effect of foreign currency translation	5	25	30

Balance, July 1, 2006	$ ----	$1,326	$1,326

        2003 Restructuring, 2002 Restructuring and 2001 Restructuring

The remaining accrual balances for the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring relate to lease obligations for facilities vacated and downsized as part of these restructurings. The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring for the three months ended July 1, 2006:

	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, April 1, 2006	$7,184	$6,228	$18,099	$31,511
Restructuring and other charges, net	(32)	(180)	(4)	(216)
Non-cash charges	28	----	----	28
Cash payments	(762)	(257)	(136)	(1,155)
Effect of foreign currency translation	385	2	953	1,340

Balance, July 1, 2006	$6,803	$5,793	$18,912	$31,508

The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring for the six months ended July 1, 2006:

	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, December 31, 2005	$8,038	$6,622	$18,556	$33,216
Restructuring and other charges, net	(182)	(363)	(24)	(569)
Non-cash charges	65	----	----	65
Cash payments	(1,568)	(469)	(701)	(2,738)
Effect of foreign currency translation	450	3	1,081	1,534

Balance, July 1, 2006	$6,803	$5,793	$18,912	$31,508

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

Under the Credit Agreement, Castlewilder has the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan initially was a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 5.87% as of July 1, 2006. Castlewilder may, at its discretion, change the interest rate election each Interest Period, as defined in the Credit Agreement. The margin with respect to the Term Loan (if the loan is a LIBOR loan) may be increased or decreased depending upon Cadence’s consolidated leverage ratio.

Castlewilder is obligated to repay the outstanding principal amount of the Term Loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). Castlewilder is also obligated to pay accrued interest on the last day of each month or other interest period that Castlewilder may select under the terms of the Term Loan. If the Term Loan is converted into a base rate loan, Castlewilder is obligated to pay accrued interest on the last day of each quarter. Under the terms of the Term Loan, Castlewilder, at its election, may prepay the loan, in whole or in part, with no prepayment fee.

During the six months ended July 1, 2006, Castlewilder made its quarterly principal payments of $16.0 million, plus additional prepayments of $50.0 million, reducing the amount due in 2008. As of July 1, 2006, scheduled principal payments on the Term Loan are as follows:

(In thousands)

2006 – remaining period	$16,000
2007	48,000
2008	30,000

Total	94,000
Less: Current portion of long-term debt	(40,000)

Long-term debt	$54,000

Cadence has unconditionally guaranteed Castlewilder’s obligations under the Term Loan, and the Term Loan may become in default if Cadence fails to perform certain commitments set forth in the guaranty.

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

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence has protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that Cadence has with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence intends to file a timely protest with the IRS and seek resolution of the issues through the Appeals Office of the IRS.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that Cadence has meritorious defenses to the proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining Cadence’s provision for income taxes. In determining the adequacy of its provision for income taxes, Cadence has assessed the likelihood of adverse outcomes resulting from tax examinations including the IRS RARs for tax years 1997 through 2002. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, Cadence cannot be certain that such amount will not be materially different than that which is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material adverse effect on its results of operations, financial position or cash flows in the period or periods recorded.

During 2005, Cadence entered into a sale-leaseback agreement involving certain land and buildings in San Jose, California. The agreement, as amended in June 2006, stipulates that Cadence and the purchaser must receive certain approvals from local municipalities prior to October 31, 2006. If these conditions are met or waived by Cadence and the purchaser prior to October 31, 2006, Cadence would complete the sale of the buildings and lease the buildings from the purchaser for two years, with an option to extend the lease for an additional six months.

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

Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes, in the diluted net income per share calculation using the if-converted method of accounting. Under that method, the Notes are assumed to be converted to shares of common stock (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the Notes is added back to Net income.

The following table presents the calculation for the numerator and denominator used in the basic and diluted net income per share computations for the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$30,388	$483	$51,749	$1,506
Effect of dilutive securities:
Amortization of convertible notes transaction fees, net of tax	391	391	782	782

Net income before cumulative effect of change in accounting principle, as adjusted	$30,779	$874	$52,531	$2,288

Net income after cumulative effect of change in accounting principle	$30,388	$483	$52,167	$1,506
Effect of dilutive securities:
Amortization of convertible notes transaction fees, net of tax	391	391	782	782

Net income after cumulative effect of change in accounting principle, as adjusted	$30,779	$874	$52,949	$2,288

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	282,313	277,000	281,960	275,603
Convertible notes	26,837	26,837	26,837	26,837
Options	5,774	5,812	5,234	5,957
Restricted stock and ESPP shares	2,076	1,173	2,017	1,109
Weighted average common and potential common shares used to calculate diluted net income per share	317,000	310,822	316,048	309,506

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.11	$0.00	$0.18	$0.01

Net income per share after cumulative effect of change in accounting principle	$0.11	$0.00	$0.19	$0.01

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.10	$0.00	$0.17	$0.01

Net income per share after cumulative effect of change in accounting principle	$0.10	$0.00	$0.17	$0.01

The following table presents the potential shares of Cadence common stock outstanding for the three and six months ended July 1, 2006 and July 2, 2005 that were not included in the computation of diluted net income per share because the effect of including these shares would have been antidilutive:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2016)	22,971	34,927	24,644	34,674
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	26,829	26,829

Total potential common shares excluded	49,800	61,756	51,473	61,503

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

The following table presents the shares repurchased under Cadence’s stock repurchase programs in the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

Shares repurchased	5,000	----	9,000	----
Total cost of repurchased shares	$91,798	$ ----	$160,830	$ ----

As of July 1, 2006, the remaining repurchase authorization under Cadence’s repurchase programs totaled $361.1 million.

NOTE 10. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized losses on available-for-sale marketable securities, net of related tax effects. These transactions have been excluded from net income and are reflected instead in Stockholders’ Equity.

The following table sets forth Cadence’s comprehensive income (loss) for the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

Net income	$30,388	$483	$52,167	$1,506
Translation loss	(3,132)	(1,767)	(4,176)	(2,598)
Changes in unrealized holding losses on available-for-sale securities, net of related tax effects	(686)	(2,025)	(1,801)	(4,320)

Comprehensive income (loss)	$26,570	$(3,309)	$46,190	$(5,412)

NOTE 11. OTHER INCOME, NET

The following table sets forth Cadence’s Other income, net, for the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

Interest income	$10,285	$2,497	$19,730	$5,501
Gains on sale of non-marketable securities	2,443	193	16,846	1,451
Gains on available-for-sale securities	----	2,937	2,815	7,541
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	----	----	2,130	----
Gains (losses) on trading securities in Cadence’s non-qualified deferred compensation trust	2,647	(1,676)	3,347	2,866
Gains (losses) on foreign exchange	(275)	1,833	173	2,426
Equity loss from investments	(300)	(2,255)	(600)	(4,704)
Write-down of investments	----	(913)	(1,001)	(7,106)
Other expense	(52)	(434)	(242)	(1,286)

Total other income, net	$14,748	$2,182	$43,198	$6,689

In January 2006, KhiMetrics, Inc., a cost method investment held by Cadence and Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust, was sold for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is being held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recorded on amounts held in escrow. In connection with this sale, Cadence received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the six months ended July 1, 2006. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the six months ended July 1, 2006.

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

Cadence’s CEO reviews Cadence’s consolidated results within one segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the customer is domiciled. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

North America:
United States	$164,033	$152,518	$323,119	$280,187
Other North America	7,714	5,649	16,745	13,174

Total North America	171,747	158,167	339,864	293,361

Europe, Middle East and Africa:
Germany	25,415	17,907	44,150	30,223
Other Europe, Middle East and Africa	38,340	35,370	80,643	68,409

Total Europe, Middle East and Africa	63,755	53,277	124,793	98,632

Japan and Asia:
Japan	87,179	79,698	157,172	168,773
Asia	35,832	29,769	64,898	52,682

Total Japan and Asia	123,011	109,467	222,070	221,455

Total	$358,513	$320,911	$686,727	$613,448

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

United States	$164,033	$152,518	$323,119	$280,187
Other	194,480	168,393	363,608	333,261

Total	$358,513	$320,911	$686,727	$613,448

The following table presents a summary of long-lived assets by geography:

	As of
	July 1,	December 31,
	2006	2005
	(In thousands)

North America:
United States	$333,059	$331,229
Other North America	169	227

Total North America	333,228	331,456

Europe, Middle East and Africa	9,184	8,491

Japan and Asia:
Japan	830	2,193
Asia	15,299	14,805

Total Japan and Asia	16,129	16,998

Total	$358,541	$356,945

	As of
	July 1,	December 31,
	2006	2005
	(In thousands)

United States	$333,059	$331,229
Other	25,482	25,716

Total	$358,541	$356,945

For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect and Services and Other. The following table summarizes the revenue attributable to these categories for the fiscal periods presented:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In thousands)

Functional Verification	$79,716	$61,528	$169,152	$120,917
Digital IC Design	92,405	75,355	157,308	152,655
Custom IC Design	96,788	96,531	184,276	164,499
Design for Manufacturing	28,435	29,809	53,745	57,309
System Interconnect	28,064	28,302	56,710	56,239
Services and other	33,105	29,386	65,536	61,829

Total	$358,513	$320,911	$686,727	$613,448

One customer accounted for 13% of total revenue during the three months ended July 1, 2006 but no one customer accounted for 10% or more of total revenue for the six months ended July 1, 2006. During the three and six months ended July 2, 2005, no one customer accounted for 10% or more of Cadence’s total revenue.

NOTE 13. SUBSEQUENT EVENT

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agents Report, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million, plus interest, which will accrue until the matter is resolved. Cadence considered its liability as of July 1, 2006 for the estimated loss in accordance with SFAS No. 5, noting that no adjustment to the liability was required. See Note 7 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Upon our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” on January 1, 2006, the valuation of stock-based awards became a new critical accounting estimate as described below.

       Valuation of stock-based awards

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes pricing model for option grants is based on implied volatility as options for our stock are actively traded, the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee stock options, the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee stock options, and the remaining maturities of the traded options on which the estimate is based are at least one year. When establishing the expected life assumption, we review annual historical employee exercise behavior with respect to option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

For further information about our other critical accounting estimates, see the discussion of “Critical Accounting Estimates” in our Form 10-K for the year ended December 31, 2005.

Results of Operations

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, selling or licensing our intellectual property, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different terms of use for our products, such as (i) the right to access new technology, (ii) the duration of the license, and (iii) payment terms. Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and, if it decides to do so, renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us upon expiration of the license. See “Critical Accounting Estimates” in our Form 10-K for the year ended December 31, 2005 for additional discussion of license types and timing of revenue recognition.

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

Our product groups are:

Functional Verification:  Products in this group, which include the Incisive® functional verification platform, are used to verify that the high level, logical specification of an IC design is correct.

Digital IC Design:  Products in this group, which include the Encounter® digital IC design platform, are used to accurately convert the high-level, logical specification of a digital IC into a detailed physical blueprint and then detailed design information showing how the IC will be physically implemented. This data is used for creation of the photomasks used in chip manufacture.

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

System Interconnect:  This product group consists of our printed circuit board, or PCB, and IC package design products, including the Allegro® and OrCAD® products. The Allegro system interconnect platform offering focuses on system interconnect design platform, which enables consistent co-design of ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Revenue by Period

The table below shows our revenue for the three and six months ended July 1, 2006 and July 2, 2005 and the percentage change in revenue:

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

Product	$232.1	$201.8	15%	$440.3	$375.2	17%
Services	33.1	29.4	13%	65.5	61.8	6%
Maintenance	93.3	89.7	4%	180.9	176.4	3%

Total revenue	$358.5	$320.9	12%	$686.7	$613.4	12%

Product revenue and maintenance revenue were higher in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily because of increased revenue from licenses for Functional Verification and Digital IC Design products, partially offset by a decrease in revenue from licenses for Design for Manufacturing products. Product revenue and maintenance revenue were higher in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily because of increased revenue from licenses for Functional Verification, Digital IC Design and Custom IC Design products, partially offset by a decrease in revenue from licenses for Design for Manufacturing products.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	July 1,	April 1,	December 31,	October 1,	July 2,
	2006	2006	2005	2005	2005

Functional Verification	22%	27%	25%	21%	19%
Digital IC Design	26%	20%	29%	26%	23%
Custom IC Design	27%	26%	22%	27%	31%
Design for Manufacturing	8%	8%	8%	9%	9%
System Interconnect	8%	9%	7%	8%	9%
Services and other	9%	10%	9%	9%	9%

Total	100%	100%	100%	100%	100%

Revenue by Geography

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

United States	$164.0	$152.5	8%	$323.1	$280.2	15%
Other North America	7.7	5.6	37%	16.7	13.2	27%
Europe, Middle East and Africa	63.8	53.3	20%	124.8	98.5	27%
Japan	87.2	79.7	9%	157.2	168.8	(7)%
Asia	35.8	29.8	20%	64.9	52.7	23%

Total revenue	$358.5	$320.9	12%	$686.7	$613.4	12%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

United States	46%	47%	47%	46%
Other North America	2%	2%	2%	2%
Europe, Middle East and Africa	18%	17%	18%	16%
Japan	24%	25%	23%	27%
Asia	10%	9%	10%	9%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. One customer accounted for 13% of total revenue for the three months ended July 1, 2006. No single customer accounted for 10% or more of total revenue for the six months ended July 1, 2006 or for the three and six months ended July 2, 2005.

Changes in foreign currency exchange rates caused our revenue to decrease by $2.5 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to fluctuations of the Japanese yen in relation to the United States dollar. Changes in foreign currency exchange rates caused our revenue to decrease by $11.4 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to fluctuations of the Japanese yen in relation to the United States dollar. Additional information about revenue and other financial information by geography can be found in Note 12 to our Condensed Consolidated Financial Statements.

Cost of Revenue

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

Product	$20.1	$22.2	(9)%	$40.6	$44.1	(8)%
Services	$23.9	$23.1	3%	$48.0	$46.1	4%
Maintenance	$15.9	$14.8	7%	$31.9	$29.4	9%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Product	9%	11%	9%	12%
Services	72%	79%	73%	75%
Maintenance	17%	16%	18%	17%

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salaries and benefits, including stock-based compensation expense, amortization of acquired intangibles directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In millions)

Product related costs	$9.7	$9.1	$19.9	$17.0
Amortization of acquired intangibles	10.4	13.1	20.7	27.1

Total Cost of product	$20.1	$22.2	$40.6	$44.1

Cost of product decreased $2.1 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to a $2.7 million decrease in amortization of acquired intangibles, partially offset by increases in other individually insignificant items. Cost of product decreased $3.5 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to a $6.4 million decrease in amortization of acquired intangibles, partially offset by a $2.0 million increase in hardware costs, attributable to increased hardware sales, and other individually insignificant items.

Cost of product in the future will depend primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period. Based on our current portfolio of acquired intangibles, we expect the Amortization of acquired intangibles included in Cost of product to decrease by $4.0 million in the three months ending September 30, 2006 compared to the three months ended July 1, 2006 as certain of these acquired intangible assets have been fully amortized as of July 1, 2006.

Cost of services primarily includes employee salary and benefits, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services increased $0.8 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to a $0.9 million increase in stock-based compensation expense. Cost of services increased $1.9 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to a $2.0 million increase in stock-based compensation expense and a $1.6 million increase in other individually insignificant items, partially offset by a decrease of $1.1 million in salary and benefits costs.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary and benefits for certain employees, and documentation of maintenance updates. Cost of maintenance increased $1.1 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to a $0.6 million increase in stock-based compensation expense. Cost of maintenance increased $2.5 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to a $1.3 million increase in stock-based compensation expense and a $1.0 million increase in amortization of acquired intangibles.

Operating Expenses

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

Marketing and sales	$97.1	$89.1	9%	$191.6	$171.5	12%
Research and development	115.5	96.4	20%	231.8	191.4	21%
General and administrative	39.0	37.6	4%	74.0	66.7	11%

Total operating expenses	$251.6	$223.1	13%	$497.4	$429.6	16%

Expenses as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Marketing and sales	27%	28%	28%	28%
Research and development	32%	30%	34%	31%
General and administrative	11%	12%	11%	11%

Operating Expense Summary

Overall operating expenses increased $28.5 million during the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, while overall operating expenses increased $67.8 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, in each case primarily as a result of increases in stock-based compensation expense as well as salary and benefits costs, partially offset by foreign currency fluctuations.

We adopted SFAS No. 123R on January 1, 2006, which resulted in an increase in stock-based compensation expense of approximately $16.2 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, and an increase of approximately $37.9 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005.

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In millions)

Cost of product	$ ----	$ ----	$0.1	$ ----
Cost of services	1.1	0.2	2.3	0.3
Cost of maintenance	0.7	0.1	1.5	0.2
Marketing and sales	6.3	2.7	13.0	4.7
Research and development	12.5	5.1	27.8	9.1
General and administrative	5.9	2.2	11.5	4.0

Total	$26.5	$10.3	$56.2	$18.3

The remaining $12.3 million increase in overall operating expenses in the three months ended July 1, 2006 and $29.9 million in the six months ended July 1, 2006, as compared to the same periods in 2005, primarily related to increased salary and benefit costs, including costs related to our acquisition of Verisity Ltd. in the second quarter of 2005.

Fluctuations in foreign currency exchange rates decreased operating expenses by $0.6 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to fluctuations of the Japanese yen in relation to the United States dollar. Fluctuations in foreign currency exchange rates decreased operating expenses by $3.2 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to fluctuations of the Japanese yen, the European Union euro and the British pound in relation to the United States dollar.

Marketing and Sales

Marketing and sales expense increased $8.0 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to an increase in stock-based compensation expense of $3.6 million, an increase of $1.6 million in salary and benefits costs and an increase of $1.4 million in travel and meeting costs. The remaining increase in marketing and sales expense is due to other individually insignificant items.

Marketing and sales expense increased $20.1 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to an increase of $8.3 million in stock-based compensation expense, an increase of $7.8 million in salary and benefits costs and an increase of $3.1 million in travel and customer conference costs. The remaining increase is due to other individually insignificant items.

Research and Development

Research and development expense increased $19.1 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to an increase of $7.4 million in stock-based compensation expense, an increase of $7.2 million in salary and benefits costs and an increase of $1.2 million in third-party development costs. The remaining increase in research and development expense is due to other individually insignificant items.

Research and development expense increased $40.4 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to an increase of $18.7 million in stock-based compensation expense, an increase of $14.8 million in employee salary and benefit costs and an increase of $3.2 million in third-party development costs.

General and Administrative

General and administrative expense increased $1.4 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005, primarily due to an increase of $3.7 million in stock-based compensation expense, an increase of $1.5 million in losses on the sale of installment contract receivables and an increase of $1.4 million in salary and benefits costs, partially offset by a decrease of $3.2 million in executive severance costs and a decrease of $1.7 million in bad debt expense.

General and administrative expense increased $7.3 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005, primarily due to an increase of $7.5 million in stock-based compensation expense, an increase of $0.8 million in salary and benefits costs, an increase of $2.4 million in losses on the sale of installment contract receivables and an increase of $1.2 million in audit and tax fees, partially offset by a decrease of $3.2 million in executive severance costs and a decrease of $1.9 million in bad debt expense and other individually insignificant items.

Amortization of Acquired Intangibles

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In millions)

Amortization of acquired intangibles	$5.0	$14.7	$13.4	$25.3

Amortization of acquired intangibles decreased $9.7 million in the three months ended July 1, 2006, as compared to the three months ended July 2, 2005. Amortization of acquired intangible assets from prior year acquisitions decreased $9.9 million during this period as certain of these acquired intangible assets have been fully amortized, but was partially offset by $0.2 million of amortization of intangibles acquired during the three months ended July 1, 2006.

Amortization of acquired intangibles decreased $11.9 million in the six months ended July 1, 2006, as compared to the six months ended July 2, 2005. Amortization of acquired intangible assets from prior year acquisitions decreased approximately $13.0 million during this period as certain of these acquired intangible assets have been fully amortized. This decrease was partially offset by $1.1 million of additional amortization related to intangible assets from the Verisity acquisition and other acquisitions that occurred during the six months ended July 1, 2006.

Restructuring and Other Charges

We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there is no remaining balance accrued for this restructuring as of July 1, 2006.

A summary of restructuring and other charges by plan of restructuring for the three months ended July 1, 2006 is as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In millions)

2005 Plan	$ ----	$(0.1)	$(0.1)
2002 Plan	----	(0.2)	(0.2)

Total	$ ----	$(0.3)	$(0.3)

A summary of restructuring and other charges by plan of restructuring for the six months ended July 1, 2006 is as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In millions)

2005 Plan	$(0.1)	$ ----	$(0.1)
2003 Plan	----	(0.2)	(0.2)
2002 Plan	----	(0.4)	(0.4)

Total	$(0.1)	$(0.6)	$(0.7)

A summary of restructuring and other charges by plan of restructuring for the three months ended July 2, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In millions)

2005 Plan	$4.6	$0.6	$0.1	$5.3
2004 Plan	(0.2)	----	----	(0.2)
2003 Plan	----	(0.1)	3.2	3.1
2002 Plan	----	----	(0.4)	(0.4)
2001 Plan	----	----	5.7	5.7

Total	$4.4	$0.5	$8.6	$13.5

A summary of restructuring and other charges by plan of restructuring for the six months ended July 2, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In millions)

2005 Plan	$19.7	$2.1	$1.7	$23.5
2004 Plan	(0.3)	----	----	(0.3)
2003 Plan	----	(0.1)	2.6	2.5
2002 Plan	----	----	(0.4)	(0.4)
2001 Plan	----	----	5.7	5.7

Total	$19.4	$2.0	$9.6	$31.0

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

As of July 1, 2006, our accrued estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 was $32.8 million. This amount will be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could be as high as $36.3 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $97.1 million related to reducing space in or the closing of 49 sites, of which 28 have been vacated and 21 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.

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

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the six months ended July 1, 2006, we immediately charged to expense $0.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate assumed in this calculation was 33% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies are expected to be commercially viable in December 2006. As of July 1, 2006, less than $0.1 million was incurred to complete the in-process technology and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $0.2 million.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

Other income, net

Other income, net, for the three and six months ended July 1, 2006 and July 2, 2005 is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In millions)

Interest income	$10.3	$2.5	$19.7	$5.5
Gains on sale of non-marketable securities	2.4	0.2	16.8	1.5
Gains on available-for-sale securities	----	2.9	2.8	7.5
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	----	----	2.1	----
Gains (losses) on trading securities in Cadence’s non-qualified deferred compensation trust	2.6	(1.7)	3.4	2.9
Gains (losses) on foreign exchange	(0.3)	1.8	0.2	2.4
Equity loss from investments	(0.3)	(2.2)	(0.6)	(4.7)
Write-down of investments	----	(0.9)	(1.0)	(7.1)
Other expense	----	(0.4)	(0.2)	(1.3)

Total other income, net	$14.7	$2.2	$43.2	$6.7

In January 2006, KhiMetrics, Inc., a cost method investment held by us and our 1996 Deferred Compensation Venture Investment Plan Trust, was sold for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is being held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recognized on amounts held in escrow. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the six months ended July 1, 2006. In addition, our non-qualified deferred compensation trust received $2.5 million in cash and recorded a gain of $2.1 million during the six months ended July 1, 2006.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In millions, except percentages)

Provision for income taxes	$23.3	$0.5	$39.9	$1.0
Effective tax rate	43.4%	53.0%	43.5%	40.0%

Our effective tax rate for the three months ended July 1, 2006 and July 2, 2005 was 43.4% and 53.0%, respectively. The higher effective tax rate for the three months ended July 2, 2005 was the result of having changed our projected annual effective tax rate for the year ended December 31, 2005 to 40.0% from our earlier projections of 32.0%.

Our effective tax rate for the six months ended July 1, 2006 and July 2, 2005 was 43.5% and 40.0%, respectively. Our effective tax rate increased for the six months ended July 1, 2006, compared to the six months ended July 2, 2005, primarily due to the expiration on January 1, 2006 of the United States credit for increasing research activities and a reduced benefit from foreign income taxed at a lower rate than the United States federal statutory rate.

We project our annual effective tax rate for the year ending December 30, 2006 to be approximately 43.0%. However, we may have additional volatility in our quarterly effective tax rates due to disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options for which we are not allowed to anticipate a tax deduction. Pursuant to SFAS No. 123R, the tax deduction will be recognized in the period of a disqualifying disposition. Our effective tax rate for the year ended December 31, 2005 was 62.0%. This decrease is primarily due to the non-recurring income taxes related to our 2005 repatriation of certain foreign earnings.

For 2006 and future years, we intend to indefinitely reinvest our undistributed foreign earnings and, accordingly, have not provided for the United States or foreign taxes that would be incurred if such earnings were repatriated to the United States.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we have with a foreign subsidiary. We have protested certain of the proposed adjustments with the Appeals Office of the IRS where the matter is presently being considered.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We intend to file a timely protest with the IRS and seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our provision for income taxes, we have assessed the likelihood of adverse outcomes resulting from tax examinations including the IRS RARs for tax years 1997 through 2002. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material adverse effect on our results of operations, financial position or cash flows in the period or periods recorded.

Liquidity and Capital Resources

	As of
	July 1,	December 31,	%
	2006	2005	Change
	(In millions, except percentages)

Cash, cash equivalents and short-term investments	$856.8	$894.6	(4)%
Working Capital	$652.7	$670.5	(3)%

	Six Months Ended
	July 1,	June 2,	%
	2006	2005	Change
	(In millions, except percentages)

Cash provided by operating activities	$156.3	$196.0	(20)%
Cash used by investing activities	$(63.4)	$(157.5)	(60)%
Cash provided (used) by financing activities	$(123.7)	$51.9	(338)%

Cash and cash equivalents and Short-term investments

As of July 1, 2006, our principal sources of liquidity consisted of $856.8 million of Cash and cash equivalents and Short-term investments, as compared to $894.6 million at December 31, 2005. The primary sources of our cash in the first six months of 2006 were customer payments under software licenses and from the sale or lease of our hardware products, payments for design and methodology services, proceeds from the sale of receivables, proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plan and proceeds received from the sale of investments. Our primary uses of cash in the first six months of 2006 consisted of payments to former shareholders of acquired businesses, acquisition of intangibles, principal payments on the Castlewilder Term Loan, purchases of treasury stock, purchases of software licenses, payments relating to payroll, product, services and other operating expenses, and taxes.

Net working capital

As of July 1, 2006, we had net working capital of $652.7 million, as compared with $670.5 million as of December 31, 2005. The decrease in net working capital from December 31, 2005 to July 1, 2006 was primarily due to the decrease in Cash and cash equivalents and Short-term investments of $37.8 million, a decrease in Inventories of $3.3 million, an increase in Current portion of deferred revenue of $39.0 million and an increase in the Current portion of long-term debt of $8.0 million. The decrease was partially offset by an increase in Receivables of $13.4 million, an increase in Prepaid expenses and other of $13.4 million, and a decrease in Accounts payable and accrued liabilities of $43.6 million.

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables. Net cash provided by operating activities decreased by $39.6 million to $156.3 million, during the six months ended July 1, 2006, as compared to $196.0 million net cash provided by operating activities during the six months ended July 2, 2005. The decrease was primarily due to an increase in tax payments of $26.5 million, a decrease in cash received from the collection of Receivables and Installment contract receivables of $76.9 million and a decrease in the proceeds from the sale of receivables of $37.4 million, partially offset by an increase in Deferred revenue of $35.4 million and a decrease in Other long-term liabilities of $28.6 million. Due to our adoption of SFAS No. 123R on January 1, 2006, the $7.2 million of certain Tax benefits from employee stock transactions during the six months ended July 1, 2006 were classified as cash flows from financing activities. Prior to the adoption of SFAS No. 123R, the Tax benefits of employee stock transactions, if any, would have been recorded as cash flows from operating activities.

We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended July 1, 2006, we received proceeds from the sale of receivables totaling $74.0 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $111.5 million during the six months ended July 2, 2005.

Cash flows from investing activities

Our primary investing activities consist of purchases and proceeds from the sale of property, plant and equipment, purchases and proceeds from short-term investments, proceeds from the sale of available-for-sale securities and long-term investments, acquiring businesses and intangibles and investing in venture capital partnerships and equity investments. During the six months ended July 1, 2006, our investing activities used $63.4 million of cash, as compared to $157.5 million of cash used in the six months ended July 2, 2005. The decrease in cash used by investing activities was primarily due to the decrease in payments to former shareholders of acquired companies of $233.7 million and the decrease of purchases of Short-term investments of $181.0 million, partially offset by the decrease in proceeds from the sale of Short-term investments of $289.2 million and proceeds from the sale of available-for-sale securities of $9.5 million.

In January 2006, KhiMetrics, Inc., a cost method investment held by us and our 1996 Deferred Compensation Venture Investment Plan Trust, was sold for consideration of $6.53 per common share. Under the purchase agreement, 10% of the consideration is being held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recorded on amounts held in escrow. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the six months ended July 1, 2006. In addition, our non-qualified deferred compensation trust received $2.5 million in cash and recorded a gain of $2.1 million during the six months ended July 1, 2006.

We expect to continue our investing activities, including investing in long-term equity investments, purchasing property, plant and equipment, purchasing intangible assets and purchasing software licenses.

Cash flows from financing activities

Net cash used for financing activities was $123.7 million in the six months ended July 1, 2006, as compared to net cash provided by financing activities of $51.9 million for the six months ended July 2, 2005. During the six months ended July 1, 2006, our primary use of cash for financing activities was $160.8 million to purchase treasury stock and $66.0 million of principal payments on the Castlewilder Term Loan. Financing activities provided cash of $96.0 million in proceeds from the sale of common stock upon exercise of stock options and exercise of rights under our employee stock purchase plan, compared to $51.9 million in the six months ended July 2, 2005.

We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. During the fourth quarter of 2005, we repatriated $500.0 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. We will invest these earnings in the United States pursuant to the American Jobs Creation Act guidelines. We paid $25.0 million of federal and state income taxes related to the repatriation during the six months ended July 1, 2006. For 2006 and future years, we intend to indefinitely reinvest our foreign earnings outside of the United States.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we have with a foreign subsidiary. We have protested certain of the proposed adjustments with the Appeals Office of the IRS where the matters are presently being considered.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We intend to file a timely protest with the IRS and seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. While we are protesting certain of the proposed adjustments, we cannot predict with certainty the ultimate outcome of the tax examinations, including the amount payable, or timing of such payments, which may materially impact our cash flows in the period or periods resolved.

Term Loan

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

Under the Credit Agreement, we have the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus a spread of 0.625%. The loan was initially a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 5.87% as of July 1, 2006. We may, at our discretion, change the interest rate election each Interest Period, as defined in the Credit Agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon our consolidated leverage ratio.

Castlewilder is obligated to repay the outstanding principal amount of the loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). Castlewilder is also obligated to pay accrued interest on the last day of each month or other interest period that we may select under the terms of the Credit Agreement. If the loan is converted into a base rate loan, we are obligated to pay accrued interest on the last day of each quarter. Under the terms of the Credit Agreement, Castlewilder, at its election, may prepay the loan, in whole or in part, with no prepayment fee. During the six months ended July 1, 2006, Castlewilder made prepayments of $50.0 million of the principal amount due under the loan.

Convertible Notes

In August 2003, we issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the Notes. We received net proceeds of approximately $406.4 million, after transaction fees of approximately $13.6 million that were recorded in Other assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. We issued the Notes at par and the Notes bear no interest. The Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. The holders of the Notes may require us to repurchase for cash all or any portion of their Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. We may redeem for cash all or any part of the Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.

Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of July 1, 2006, the estimated fair value of the options acquired in the convertible notes hedge transactions was $120.6 million.

In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of July 1, 2006, the estimated fair value of the sold warrants was $21.2 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and the Castlewilder Term Loan. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents, short-term and long-term investments and costs associated with foreign currency hedges. We believe that our exposure to market rate risk for changes in interest rates related to the Castlewilder Term Loan is hedged by our short-term investment portfolio.

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

The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at July 1, 2006 is as follows:

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Commercial Paper – fixed rate	$683.9	5.32%
Cash – variable rate	86.0	3.07%
Cash equivalents – variable rate	11.5	4.98%
Cash equivalents – fixed rate	10.1	2.27%

Total interest-bearing instruments	$791.5	5.03%

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

Our policy governing hedges of foreign currency risk does not allow us to use forward contracts for trading purposes. Our forward contracts generally have maturities of 90 days or less. The effectiveness of our hedging program depends on our ability to estimate future asset and liability exposures. We enter into currency forward exchange contracts based on estimated future asset and liability exposures. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of currency forward exchange contracts with actual underlying asset and liability exposures.

The table below provides information, as of July 1, 2006, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to August 18, 2006.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$112.3	111.75
British pound sterling	43.6	0.54
Canadian dollar	11.2	1.11
Other	20.6

Total	$187.7

Estimated fair value	$2.2

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

In August 2003, we issued $420.0 million principal amount of the Notes, for which we received net proceeds of approximately $406.4 million after transaction fees of approximately $13.6 million. Each $1,000 of principal of the Notes will initially be convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during periods of time specified by the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their Notes for 100% of the principal amount.

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

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Condensed Consolidated Financial Statements, was $30.9 million as of July 1, 2006 and $33.0 million as of December 31, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $33.9 million as of July 1, 2006 and $37.9 million as of December 31, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2006.

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

Based on their evaluation as of July 1, 2006, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.

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

Internally developing software products, integrating acquired software products and integrating intellectual property into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant, if any, revenue from these investments.

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

The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to July 1, 2006, we may be obligated to pay up to an aggregate of $26.7 million in cash during the next 12 months and an additional $4.1 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

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

The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results and financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and design and methodology services, which could result in a shift of customer preferences away from our products and services and significantly decrease revenue;

•	Decisions by electronics manufacturers to perform design and methodology services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;

•	The challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;

•	Intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all; and

•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% for the three months ended July 1, 2006 and 52% for the three months ended July 2, 2005. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and the British pound have had, and may in the future have, a harmful effect on our revenue and operating results.

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

We have offices throughout the world, including key research facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as computer ”hacking” or the introduction of a virus into our computer systems, could significantly interfere with our business operations.

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

Following our adoption of SFAS No. 123R, we may have additional volatility in our quarterly effective tax rates due to disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options for which we are not allowed to anticipate a tax deduction. Pursuant to SFAS No. 123R, we will recognize a tax deduction in the period of a disqualifying disposition.

We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we have with a foreign subsidiary. We have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered. We are challenging these proposed adjustments vigorously.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We intend to file a timely protest with the IRS and seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining our provision for income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations including the IRS RARs for the tax years 1997 through 2002. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

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

We maintain international research and other facilities, some of which are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated given that damage to or disruptions at our international research and development facilities could have an adverse effect on our ability to develop new or improve existing products as compared to other businesses which may only have sales offices or other less critical operations abroad. Specifically, we have certain research and development and sales operations in Israel that may be adversely affected if the current military operations involving Israel continue or escalate. We are not insured for losses or interruptions caused by acts of war or terrorism.

Risks Related to Our Securities and Indebtedness

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

We have a substantial level of debt. As of July 1, 2006, we had $420.0 million of outstanding indebtedness from our Zero Coupon Zero Yield Senior Convertible Notes due 2023, or Notes, that we issued in August 2003 and $94.0 million related to the Term Loan borrowed by our wholly-owned Irish subsidiary, which we have guaranteed. The level of our indebtedness, among other things, could:

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the outstanding obligations due on our indebtedness. Any future borrowing arrangements or debt agreements to which we become a party may contain additional restrictions on or prohibitions against the repayment of our outstanding indebtedness, or otherwise have the effect of making it more difficult to repay our outstanding indebtedness. With respect to the Notes, at maturity, the entire outstanding principal amount of the Notes will become due and payable. Holders may require us to repurchase for cash all or any portion of the Notes on August 15, 2008 for 100.25% of the principal amount, August 15, 2013 for 100.00% of the principal amount and August 15, 2018 for 100.00% of the principal amount. As a result, although the Notes mature in 2023, the holders may require us to repurchase the Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we may be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of any other indebtedness then outstanding.

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

Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of July 1, 2006, none of the conditions allowing holders of the Notes to convert had been met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       A. Recent Sales of Unregistered Securities:

    None.

       B. Stock Repurchases:

In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which was exhausted during the six months ended July 1, 2006. In February 2006, our Board of Directors authorized a new program to repurchase shares of our common stock with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended July 1, 2006:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plans or Programs*
Period	Purchased*	Per Share	Plans or Programs	(In millions)

April 2, 2006 – May 6, 2006	366,695	$19.25	300,000	$447.0
May 7, 2006 – June 3, 2006	3,796,045	$18.69	3,700,000	$378.0
June 4, 2006 – July 1, 2006	1,018,838	$16.86	1,000,000	$361.1

Total	5,181,578	$18.37	5,000,000

* Shares purchased that were not part of our publicly announced repurchase programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the maximum dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 10, 2006, the stockholders of Cadence approved the following matters:

1.  A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

Michael J. Fister	237,633,231	10,991,729
Donald L. Lucas	225,768,791	22,856,169
Dr. Alberto Sangiovanni-Vincentelli	233,044,102	15,580,858
George M. Scalise	232,358,040	16,266,920
Dr. John B. Shoven	233,132,714	15,492,246
Roger S. Siboni	239,071,877	9,553,083
Lip-Bu Tan	139,243,866	109,381,094
John A.C. Swainson	239,756,646	8,868,314

2.  A proposal to approve the amended and restated Senior Executive Bonus Plan was approved by a vote of 236,840,913 for, 10,822,688 opposed, 961,359 withheld and no broker non-votes.

3.  A proposal to approve an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 8,000,000 for a total of 46,500,000 shares authorized under the Plan, was approved by a vote of 190,440,548 for, 27,067,428 opposed, 288,468 withheld and 30,828,516 broker non-votes.

4.  A proposal to ratify the selection of KPMG LLP as independent auditors for the fiscal year ending December 30, 2006 was approved by a vote of 247,382,765 for, 706,480 opposed, 535,715 withheld and no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	Senior Executive Bonus Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 3, 2006 (the “2006 Proxy Statement”)).
10.02	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the 2006 Proxy Statement).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	August 7, 2006	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	August 7, 2006	By:	/s/ William Porter

William Porter Executive Vice President and Chief Financial Officer

Exhibit
Number	Exhibit Title

10.01	Senior Executive Bonus Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 3, 2006 (the “2006 Proxy Statement”)).
10.02	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the 2006 Proxy Statement).
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.