Form 10-Q
period 2006-09-30
CADENCE DESIGN SYSTEMS INC
filed 2006-10-27
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

On September 30, 2006, 277,442,870 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2006	2005

Current Assets:
Cash and cash equivalents	$757,510	$861,315
Short-term investments	24,628	33,276
Receivables, net of allowance for doubtful accounts of $6,906 and $10,979, respectively	248,624	282,073
Inventories	29,075	28,902
Prepaid expenses and other	84,209	70,736

Total current assets	1,144,046	1,276,302
Property, plant and equipment, net of accumulated depreciation of $602,902 and $549,593, respectively	353,290	356,945
Goodwill	1,268,421	1,232,926
Acquired intangibles, net	126,872	153,847
Installment contract receivables	131,399	102,748
Other assets	255,714	278,544

Total Assets	$3,279,742	$3,401,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$44,000	$32,000
Accounts payable and accrued liabilities	199,594	300,586
Current portion of deferred revenue	274,174	273,265

Total current liabilities	517,768	605,851

Long-Term Liabilities:
Long-term portion of deferred revenue	68,320	51,864
Convertible notes	420,000	420,000
Long-term debt	17,000	128,000
Other long-term liabilities	375,290	350,893

Total long-term liabilities	880,610	950,757

Stockholders’ Equity:
Common stock and capital in excess of par value	1,082,450	1,220,736
Deferred stock compensation	----	(90,076)
Retained earnings	784,398	690,171
Accumulated other comprehensive income	14,516	23,873

Total stockholders’ equity	1,881,364	1,844,704

Total Liabilities and Stockholders’ Equity	$3,279,742	$3,401,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Revenue:
Product	$244,561	$218,559	$684,826	$593,812
Services	34,262	31,684	99,798	93,513
Maintenance	87,325	87,138	268,251	263,504

Total revenue	366,148	337,381	1,052,875	950,829

Costs and Expenses:
Cost of product	14,097	18,565	54,669	62,674
Cost of services	23,034	23,545	70,995	69,632
Cost of maintenance	15,604	15,162	47,514	44,514
Marketing and sales	97,499	96,497	289,064	268,012
Research and development	110,335	100,575	342,133	291,966
General and administrative	35,240	35,108	109,267	101,846
Amortization of acquired intangibles	4,606	13,912	17,982	39,200
Restructuring and other charges	(15)	3,782	(726)	34,785
Write-off of acquired in-process technology	----	----	900	9,400

Total costs and expenses	300,400	307,146	931,798	922,029

Income from operations	65,748	30,235	121,077	28,800
Interest expense	(2,959)	(1,217)	(9,880)	(3,943)
Other income, net	9,993	4,667	53,191	11,356

Income before provision for income taxes and cumulative effect of change in accounting principle	72,782	33,685	164,388	36,213
Provision for income taxes	30,722	12,414	70,579	13,436

Net income before cumulative effect of change in accounting principle	42,060	21,271	93,809	22,777
Cumulative effect of change in accounting principle, net of tax	----	----	418	----

Net income	$42,060	$21,271	$94,227	$22,777

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.15	$0.08	$0.33	$0.08

Diluted	$0.14	$0.07	$0.30	$0.08

Net income per share after cumulative effect of change in accounting principle:
Basic	$0.15	$0.08	$0.34	$0.08

Diluted	$0.14	$0.07	$0.30	$0.08

Weighted average common shares outstanding – basic	279,329	281,222	281,077	277,474

Weighted average common shares outstanding – diluted	312,266	317,741	314,190	312,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005

Cash and Cash Equivalents at Beginning of Period	$861,315	$448,517

Cash Flows from Operating Activities:
Net income	94,227	22,777
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(418)	----
Depreciation and amortization	113,862	143,725
Stock-based compensation	80,437	32,206
Equity in loss from investments, net	900	6,192
Gain on investments, net	(25,600)	(16,045)
Write-down of investment securities	1,429	10,184
Write-off of acquired in-process technology	900	9,400
Non-cash restructuring and other charges	122	2,179
Tax benefit from employee stock transactions	----	3,723
Tax benefit of call options	3,969	1,843
Deferred income taxes	13,697	(5,369)
Proceeds from the sale of receivables	131,404	129,047
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(3,727)	569
Other non-cash items	4,035	3,151
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	77,489	123,076
Installment contract receivables	(195,038)	(113,688)
Inventories	(2,777)	(5,052)
Prepaid expenses and other	(9,368)	(17,042)
Other assets	5,108	(1,873)
Accounts payable and accrued liabilities	(107,147)	(49,132)
Deferred revenue	13,275	(20,028)
Other long-term liabilities	19,714	(10,232)

Net cash provided by operating activities	216,493	249,611

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	5,542	14,921
Proceeds from sale of short-term investments	----	289,225
Purchases of short-term investments	----	(180,975)
Proceeds from the sale of long-term investments	21,599	6,033
Proceeds from the sale of property, plant and equipment	----	33,625
Purchases of property, plant and equipment	(48,270)	(49,954)
Purchases of software licenses	(6,409)	(500)
Investment in venture capital partnerships and equity investments	(2,000)	(9,184)
Cash paid in business combinations, net of cash acquired, and acquisition of intangibles	(65,352)	(295,438)

Net cash used for investing activities	(94,890)	(192,247)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(99,000)	(58)
Tax benefit from employee stock transactions	7,556	----
Proceeds from issuance of common stock	126,315	109,408
Purchases of treasury stock	(258,384)	----

Net cash provided by (used for) financing activities	(223,513)	109,350

Effect of exchange rate changes on cash and cash equivalents	(1,895)	3,539

Increase (decrease) in cash and cash equivalents	(103,805)	170,253

Cash and Cash Equivalents at End of Period	$757,510	$618,770

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

NOTE 2.  STOCK-BASED COMPENSATION

Cadence has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. In addition, the 1995 Directors Plan provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock. As of September 30, 2006, Cadence had 24.7 million shares of common stock remaining and authorized for issuance for awards under its equity incentive plans, the 1995 Directors Plan and the ESPP.

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock and the ESPP for the three and nine months ended September 30, 2006 were as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(In thousands)

Stock-based compensation expense	$24,273	$80,437
Income tax benefit	$7,738	$24,969

The estimated fair value of Cadence’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period, generally on a straight-line basis. The stock-based compensation expense for the three and nine months ended September 30, 2006 that would have been included in Cadence’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25 were as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(In thousands)

Restricted stock	$9,250	$27,999
Options assumed in connection with prior acquisitions	2,235	6,952
Liability-based stock awards	1,776	6,611

Total stock-based compensation under APB No. 25	$13,261	$41,562

The adoption of SFAS No. 123R had the following impact on Cadence’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share amounts)

Income before taxes	$(11,012)	$(38,875)
Net income	$(7,498)	$(28,007)
Basic net income per share	$(0.03)	$(0.10)
Diluted net income per share	$(0.02)	$(0.10)
Net cash provided by operating activities	$(383)	$(7,556)

As required by SFAS No. 123R, on January 1, 2006, Cadence eliminated the unamortized Deferred stock compensation of $90.1 million, which in turn reduced Common stock and capital in excess of par value by the same amount, which had been included in Stockholders’ Equity in Cadence’s Condensed Consolidated Balance Sheet as of December 31, 2005.

Cadence’s stock-based compensation expense during the three and nine months ended September 30, 2006 was as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(In thousands)

Stock options	$11,354	$38,216
Restricted stock	11,027	34,611
ESPP	1,892	7,610

Total stock-based compensation expense	$24,273	$80,437

       Stock Options

The exercise price of each stock option granted under one of Cadence’s equity incentive plans equals the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Stock Option Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedule and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $5.16 and $5.62, respectively. The weighted average assumptions used in the model for the three and nine months ended September 30, 2006, are outlined in the following table:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006

Dividend yield	None	None
Expected volatility	24.1%	24.6%
Risk-free interest rate	4.59%	4.83%
Expected life (in years)	5.3	5.4

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

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during the nine months ended September 30, 2006 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands, except per share amounts)

Options outstanding at December 31, 2005	63,946	$ 15.26	6.2	$ 197,215
Acquired options	306	$ 1.93
Granted	4,069	$ 16.99
Exercised	(6,880)	$ 12.29
Canceled and forfeited	(4,384)	$ 20.35

Options outstanding at September 30, 2006	57,057	$ 15.29	6.0	$ 164,216

Options vested at September 30, 2006	41,617	$ 15.65	5.1	$ 120,269

Options vested at September 30, 2006 and options expected to vest after September 30, 2006	54,609	$ 15.30	5.8	$ 158,812

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $3.7 and $32.1 million, respectively. Cash received from stock option exercises during the three and nine months ended September 30, 2006 was $9.5 and $84.6 million, respectively.

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

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during the nine months ended September 30, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands, except per share amounts)

Non-vested shares at December 31, 2005	6,439	$15.40		$108,947
Granted	1,380	$16.75
Vested	(1,530)	$14.97
Forfeited	(219)	$15.42

Non-vested shares at September 30, 2006	6,070	$15.81	2.4	$102,955

Non-vested shares expected to vest after September 30, 2006	5,352	$15.75	2.3	$90,776

As of September 30, 2006, Cadence had $61.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which amount will be recognized over the remaining weighted average vesting period of 2.6 years. The total fair value of restricted stock that vested during the three and nine months ended September 30, 2006 was $7.3 million and $23.0 million, respectively.

Cumulative effect of change in accounting principle, net of tax

During the nine months ended September 30, 2006, a non-cash benefit of approximately $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

       Employee Stock Purchase Plan

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. The offering periods under the ESPP that began prior to August 1, 2006 were concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. All offering periods that started before August 1, 2006 will continue until they are completed or until they are terminated as provided in the documents governing the ESPP. Participants in the ESPP will remain in the 24-month offering periods until these offering periods are completed or until such participant withdraws from the ESPP, whichever is earlier. Effective August 1, 2006, offering periods under the ESPP are six months long with a corresponding six month purchase period. New offerings begin on each August 1st and February 1st, and those offerings run consecutively rather than concurrently. Participants will be converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006.

The following table presents the shares of common stock issued under the ESPP for the three and nine months ended September 30, 2006:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	1,812	3,640
Cash received from the exercise of purchase rights under Cadence’s ESPP	$20,831	$41,619
Weighted average purchase price per share	$11.49	$11.43

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. Based on the Black-Scholes model, the weighted average estimated grant date fair value of purchase rights granted under the ESPP was $3.60 for the three months ended September 30, 2006 and $4.32 for the nine months ended September 30, 2006. The weighted average assumptions used in the model for the three and nine months ended September 30, 2006 are outlined in the following table:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006

Dividend yield	None	None
Expected volatility	24.1%	24.0%
Risk-free interest rate	5.18%	4.89%
Expected life (in years)	0.5	1.1

The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the purchase periods in each offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant.

Tax Effects of Share-Based Compensation Awards

In November 2005, the Financial Accounting Standards Board, or FASB, issued Financial Statement Position, or FSP, on SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Effective upon issuance, FSP No. 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123R. Upon adoption of SFAS No. 123R, Cadence made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to FSP No. 123R-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method, which resulted in an APIC tax benefit pool windfall position. Accordingly, upon adoption of SFAS No. 123R, Cadence had cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

Stock-Based Compensation for the Three and Nine Months Ended October 1, 2005

During the three and nine months ended October 1, 2005, Cadence measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB No. 25 and related interpretations. Cadence recognized in its Condensed Consolidated Statements of Operations $4.6 and $10.6 million of stock-based compensation expense for the intrinsic value of options Cadence assumed in connection with acquisitions and $9.3 and $21.6 million of stock-based compensation expense for the intrinsic value of restricted stock awarded during the three and nine months ended October 1, 2005, respectively.

During the three and nine months ended October 1, 2005, Cadence followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The following table illustrates the effect on net income and net income per share for the three and nine months ended October 1, 2005 as if the fair value recognition provisions of SFAS No. 123, as amended, had been applied to options granted under Cadence’s equity incentive plans. For purposes of this pro forma disclosure, the estimated value of each option is recognized over the option’s vesting period. If Cadence had recognized the expense of the equity programs in the Condensed Consolidated Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three	Nine
	Months Ended	Months Ended
	October 1, 2005	October 1, 2005
	(In thousands)

Net income (loss)
As reported	$21,271	$22,777
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11,242	27,630
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net related tax effects	(26,170)	(71,909)

Pro forma net income (loss)	$6,343	$(21,502)

Net income per share as reported:
Basic	$0.08	$0.08
Diluted	$0.07	$0.08
Pro forma net income (loss) per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Cadence corrected an error in its disclosure for the three and nine months ended October 1, 2005 in stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects, which correction resulted in a $11.2 million increase in stock-based employee compensation expense for the three months ended October 1, 2005 and a $27.6 million increase in stock-based employee compensation expense for the nine months ended October 1, 2005, and a $11.2 million decrease to pro forma net income for the three months ended October 1, 2005 and a $27.6 million increase to pro forma net loss for the nine months ended October 1, 2005.

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three	Nine
	Months Ended	Months Ended
	October 1, 2005	October 1, 2005

Dividend yield	None	None
Expected volatility	23.0%	26.0%
Risk-free interest rate	4.18%	4.07%
Expected life (in years)	4.50	4.90

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $2.98 for the three months ended October 1, 2005 and $4.39 for the nine months ended October 1, 2005.

The following table presents the shares of common stock issued under Cadence’s ESPP for the three and nine months ended October 1, 2005:

	Three	Nine
	Months Ended	Months Ended
	October 1, 2005	October 1, 2005
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	1,573	3,913
Weighted average purchase price per share	$11.22	$9.73

Weighted average fair value per share	$16.09	$14.44

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

For many of Cadence’s acquisitions, payment of a portion of the purchase price is contingent upon the acquired entity’s achievement of certain performance goals, which relate to one or more of the following criteria: revenue, bookings, product proliferation, product development and employee retention. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The portion of the earnout that is not associated with employee retention is recorded as goodwill. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition.

During the nine months ended September 30, 2006, Cadence recorded $18.3 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. Cash payments of the entire $18.3 million were made during the nine months ended September 30, 2006. In addition, Cadence recorded $0.1 million and $1.2 million in compensation expense related to these earnouts during the three and nine months ended September 30, 2006, respectively.

In connection with Cadence’s acquisitions completed prior to September 30, 2006, Cadence may be obligated to pay up to an aggregate of $5.0 million in cash during the next 12 months and an additional $2.0 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the above mentioned criteria are achieved in full.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2006. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed during 2006.

For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the current year evaluation.

The market approach provides an estimate of the fair value of Cadence based on the total number of shares of Cadence common stock outstanding, multiplied by the price per share. The estimated fair value is then compared to the carrying value of Cadence’s net assets. If the carrying value of Cadence’s net assets is greater than the aggregate market value of its outstanding shares of common stock, additional fair value analyses are performed on the individual intangible assets, including goodwill, to determine if any intangible assets are impaired, and, if so, an impairment charge is recorded.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

(In thousands)

Balance as of December 31, 2005	$1,232,926
Goodwill resulting from the acquisition during the period	17,493
Additions due to earnouts	18,275
Other	(273)

Balance as of September 30, 2006	$1,268,421

Acquired Intangibles, net

Acquired intangibles with finite lives as of September 30, 2006 and December 31, 2005 were as follows:

	As of September 30, 2006			As of December 31, 2005
			Weighted			Weighted
			Average			Average
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated	Remaining
	Amount	Amortization	Useful Life	Amount	Amortization	Useful Life
	(In thousands)			(In thousands)

Existing technology and backlog	$630,512	$(567,446)	2.5 Years	$623,360	$(527,858)	2.5 Years
Agreements and relationships	64,579	(40,904)	4.2 Years	63,807	(33,824)	4.4 Years
Distribution rights	30,100	(9,782)	6.8 Years	30,100	(7,525)	7.5 Years
Tradenames, trademarks and patents	26,634	(6,821)	4.6 Years	11,034	(5,247)	4.9 Years

Total acquired intangibles	$751,825	$(624,953)	3.8 Years	$728,301	$(574,454)	3.7 Years

Cadence acquired intangible assets of $23.5 million during the nine months ended September 30, 2006, of which $8.5 million was acquired in connection with the acquisition described in Note 3. The remainder is included in Tradenames, trademarks and patents in the above table.

For the three months ended September 30, 2006, amortization of acquired intangibles was $12.2 million, as compared to $29.2 million for the three months ended October 1, 2005. For the nine months ended September 30, 2006, amortization of acquired intangibles was $50.5 million, as compared to $83.4 million for the nine months ended October 1, 2005. Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the fiscal years:

(In thousands)
2006 – remaining period	$12,802
2007	42,248
2008	29,535
2009	20,288
2010	10,079
Thereafter	11,920

Total estimated amortization expense	$126,872

NOTE 5. RESTRUCTURING AND OTHER CHARGES

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of September 30, 2006.

Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as amended. The individual components of the restructuring activities initiated prior to fiscal year 2003 were accounted for in accordance with Emerging Issues Task Force, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.”

For restructuring activities initiated after fiscal year 2002, Cadence accounted for costs associated with leased facilities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, Cadence accounted for the asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For all periods presented, the severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

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

Since 2001, Cadence has recorded facilities consolidation charges of $97.1 million related to office space reductions or facility closures of 49 sites. As of September 30, 2006, 28 of these sites had been vacated and office space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.

As of September 30, 2006, Cadence’s accrued estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 was $31.5 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could be as high as $35.1 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

Total restructuring costs accrued as of September 30, 2006 were $31.5 million, consisting solely of lease losses, of which $4.7 million was Accounts payable and accrued liabilities and $26.8 million was Other long-term liabilities.

Restructuring and other charges for the three months ended September 30, 2006 were as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

2005 Plan	$ ----	$42	$42
2003 Plan	----	(57)	(57)

Total	$ ----	$(15)	$(15)

Restructuring and other charges for the nine months ended September 30, 2006 were as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

2005 Plan	$(106)	$6	$(100)
2003 Plan	----	(239)	(239)
2002 Plan	----	(363)	(363)
2001 Plan	----	(24)	(24)

Total	$(106)	$(620)	$(726)

Restructuring and other charges for the three months ended October 1, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In thousands)

2005 Plan	$1,166	$302	$230	$1,698
2003 Plan	----	----	2,084	2,084

Total	$1,166	$302	$2,314	$3,782

Restructuring and other charges for the nine months ended October 1, 2005 were as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In thousands)

2005 Plan	$20,832	$2,401	$1,959	$25,192
2004 Plan	(343)	----	----	(343)
2003 Plan	----	----	4,613	4,613
2002 Plan	----	----	(411)	(411)
2001 Plan	----	----	5,734	5,734

Total	$20,489	$2,401	$11,895	$34,785

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

The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the three months ended September 30, 2006:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

Balance, July 1, 2006	$ ----	$1,326	$1,326
Restructuring and other charges, net	----	42	42
Non-cash charges	----	10	10
Cash payments	----	(80)	(80)
Effect of foreign currency translation	----	4	4

Balance, September 30, 2006	$ ----	$1,302	$1,302

The following table presents the activity associated with restructuring and other charges related to the 2005 Restructuring for the nine months ended September 30, 2006:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)

Balance, December 31, 2005	$102	$1,590	$1,692
Restructuring and other charges, net	(106)	6	(100)
Non-cash charges	----	27	27
Cash payments	(1)	(350)	(351)
Effect of foreign currency translation	5	29	34

Balance, September 30, 2006	$ ----	$1,302	$1,302

        2003 Restructuring, 2002 Restructuring and 2001 Restructuring

The remaining balances for the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring relate to lease obligations for facilities vacated and downsized as part of these restructurings. The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring for the three months ended September 30, 2006:

	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, July 1, 2006	$6,803	$5,793	$18,912	$31,508
Restructuring and other charges, net	(57)	----	----	(57)
Non-cash charges	30	----	----	30
Cash payments	(316)	(282)	(1,009)	(1,607)
Effect of foreign currency translation	69	3	213	285

Balance, September 30, 2006	$6,529	$5,514	$18,116	$30,159

The following table presents the activity associated with restructuring and other charges related to the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring for the nine months ended September 30, 2006:

	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, December 3l, 2005	$8,038	$6,622	$18,556	$33,216
Restructuring and other charges, net	(239)	(363)	(24)	(626)
Non-cash charges	95	----	----	95
Cash payments	(1,884)	(751)	(1,710)	(4,345)
Effect of foreign currency translation	519	6	1,294	1,819

Balance, September 30, 2006	$6,529	$5,514	$18,116	$30,159

NOTE 6. TERM LOAN

On December 19, 2005, Castlewilder, a company incorporated in Ireland and a wholly-owned subsidiary of Cadence, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, and Bank of America, N.A., as Administrative Agent. The Credit Agreement provides for a three-year $160.0 million unsecured term loan, or Term Loan. With the consent of all of the lenders, Castlewilder may, at the end of the second year of the loan, extend the maturity date to December 31, 2009.

Under the Credit Agreement, Castlewilder has the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus 0.625%. The loan initially was a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at an annual rate of 6.04% as of September 30, 2006. Castlewilder may, at its discretion, change the interest rate election each Interest Period, as defined in the Credit Agreement. The margin with respect to the Term Loan (if the loan is a LIBOR loan) may be increased or decreased depending upon Cadence’s consolidated leverage ratio.

Castlewilder is obligated to repay the outstanding principal amount of the Term Loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). Castlewilder is also obligated to pay accrued interest on the last day of each month or other interest period that Castlewilder may select under the terms of the Term Loan. If the Term Loan is converted into a base rate loan, Castlewilder is obligated to pay accrued interest on the last day of each quarter. Under the terms of the Term Loan, Castlewilder, at its election, may prepay the loan, in whole or in part, with no prepayment fee. Pursuant to the Credit Agreement, any prepayment of the Term Loan will first be applied to the last remaining scheduled but unpaid principal installment.

During the nine months ended September 30, 2006, Castlewilder made its quarterly principal payments of $24.0 million, plus additional prepayments of $75.0 million, reducing the amount due in 2008. As of September 30, 2006, scheduled principal payments on the Term Loan are as follows:

(In thousands)

2006 – remaining period	$8,000
2007	48,000
2008	5,000

Total	61,000
Less: Current portion of long-term debt	(44,000)

Long-term debt	$17,000

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

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that Cadence has with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

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

NOTE 8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, the numerator, by the weighted average number of shares of common stock outstanding, less unvested restricted stock, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential shares of common stock, if dilutive, computed using the treasury stock method of accounting.

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

The following table presents the calculation for the numerator and denominator used in the basic and diluted net income per share computations for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$42,060	$21,271	$93,809	$22,777
Effect of dilutive securities:
Amortization of convertible notes transaction fees, net of tax	392	448	1,174	1,230

Net income before cumulative effect of change in accounting principle, as adjusted	$42,452	$21,719	$94,983	$24,007

Net income after cumulative effect of change in accounting principle	$42,060	$21,271	$94,227	$22,777
Effect of dilutive securities:
Amortization of convertible notes transaction fees, net of tax	392	448	1,174	1,230

Net income after cumulative effect of change in accounting principle, as adjusted	$42,452	$21,719	$95,401	$24,007

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	279,329	281,222	281,077	277,474
Convertible notes	26,837	26,837	26,837	26,837
Options	4,313	7,710	4,811	6,729
Restricted stock and ESPP shares	1,787	1,972	1,465	1,547

Weighted average common and potential common shares used to calculate diluted net income per share	312,266	317,741	314,190	312,587

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.15	$0.08	$0.33	$0.08

Net income per share after cumulative effect of change in accounting principle	$0.15	$0.08	$0.34	$0.08

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.14	$0.07	$0.30	$0.08

Net income per share after cumulative effect of change in accounting principle	$0.14	$0.07	$0.30	$0.08

The following table presents the potential shares of Cadence common stock outstanding for the three and nine months ended September 30, 2006 and October 1, 2005 that were not included in the computation of diluted net income per share because the effect of including these shares would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2016)	26,431	23,189	24,112	32,356
Warrants to purchase shares of common stock (various expiration dates through 2008)	26,829	26,829	26,829	26,829

Total potential shares of common stock excluded	53,260	50,018	50,941	59,185

NOTE 9. STOCK REPURCHASE PROGRAMS

In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence common stock in the open market with a value of up to $500.0 million in the aggregate, which amount was exhausted during the three months ended April 1, 2006. In February 2006, the Cadence Board of Directors authorized a new program to repurchase shares of Cadence common stock with a value of up to $500.0 million in the aggregate.

The following table presents the shares repurchased under Cadence’s stock repurchase programs in the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

Shares repurchased	6,000	----	15,000	----
Total cost of repurchased shares	$97,554	$ ----	$258,384	$ ----

As of September 30, 2006, the remaining repurchase authorization under Cadence’s repurchase program totaled $263.5 million.

NOTE 10. OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These transactions have been excluded from net income and are reflected instead in Stockholders’ Equity.

The following table sets forth Cadence’s comprehensive income for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

Net income	$42,060	$21,271	$94,227	$22,777
Translation gain (loss)	963	(994)	(3,213)	(3,592)
Changes in unrealized holding gains (losses) on available-for-sale securities, net of related tax effects	(4,343)	3,719	(6,144)	(601)

Comprehensive income	$38,680	$23,996	$84,870	$18,584

NOTE 11.	OTHER INCOME, NET

The following table sets forth Cadence’s Other income, net, for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

Interest income	$9,863	$4,346	$29,593	$9,847
Gains (losses) on sale of non-marketable securities	(480)	1,014	16,366	2,465
Gains on available-for-sale securities	1,805	1,650	4,620	9,191
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	----	----	2,130	----
Gains (losses) on trading securities in Cadence’s non-qualified deferred compensation trust	(863)	1,523	2,484	4,389
Gains on foreign exchange	165	946	338	3,372
Equity loss from investments	(300)	(1,488)	(900)	(6,192)
Write-down of investments	(428)	(3,078)	(1,429)	(10,184)
Other income (expense)	231	(246)	(11)	(1,532)

Total other income, net	$9,993	$4,667	$53,191	$11,356

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which Cadence and Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration is being held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recorded on amounts held in escrow. In connection with this sale, Cadence received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the nine months ended September 30, 2006. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the nine months ended September 30, 2006.

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

North America:
United States	$188,280	$176,229	$511,399	$456,414
Other North America	7,928	4,651	24,673	17,825

Total North America	196,208	180,880	536,072	474,239

Europe, Middle East and Africa:
Germany	26,854	26,262	71,004	56,484
Other Europe, Middle East and Africa	52,975	43,507	133,618	111,918

Total Europe, Middle East and Africa	79,829	69,769	204,622	168,402

Japan and Asia:
Japan	49,246	65,793	206,418	234,567
Asia	40,865	20,939	105,763	73,621

Total Japan and Asia	90,111	86,732	312,181	308,188

Total	$366,148	$337,381	$1,052,875	$950,829

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

United States	$188,280	$176,229	$511,399	$456,414
Other	177,868	161,152	541,476	494,415

Total	$366,148	$337,381	$1,052,875	$950,829

The following table presents a summary of long-lived assets by geography:

	As of
	September 30,	December 31,
	2006	2005
	(In thousands)

North America:
United States	$327,349	$331,229
Other North America	139	227

Total North America	327,488	331,456

Europe, Middle East and Africa	9,146	8,491

Japan and Asia:
Japan	852	2,193
Asia	15,804	14,805

Total Japan and Asia	16,656	16,998

Total	$353,290	$356,945

	As of
	September 30,	December 31,
	2006	2005
	(In thousands)

United States	$327,349	$331,229
Other	25,941	25,716

Total	$353,290	$356,945

For management reporting purposes, Cadence organizes its products and services into six categories: Functional Verification, Digital IC Design, Custom IC Design, Design for Manufacturing, System Interconnect and Services and Other. The following table summarizes the revenue attributable to these categories for the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)

Functional Verification	$88,476	$70,956	$257,628	$191,873
Digital IC Design	70,752	87,147	228,060	239,802
Custom IC Design	108,773	90,455	293,049	254,954
Design for Manufacturing	28,918	29,780	82,663	87,089
System Interconnect	34,967	27,359	91,677	83,598
Services and other	34,262	31,684	99,798	93,513

Total	$366,148	$337,381	$1,052,875	$950,829

During the three and nine months ended September 30, 2006, no one customer accounted for 10% or more of Cadence’s total revenue. During the three months ended October 1, 2005, one customer accounted for 22% of Cadence’s total revenue, but during the nine months ended October 1, 2005, no one customer accounted for 10% or more of Cadence’s total revenue.

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

The amount of revenue recognized in future periods will depend on, among other things, the terms and timing of our contract renewals with, or additional sales to, existing customers, the size of such transactions and sales to new customers.

The value and duration of contracts, and consequently product revenue recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and changes in contractual arrangements (e.g., subscription to term) with existing customers.

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

Revenue by Period

The table below shows our revenue for the three and nine months ended September 30, 2006 and October 1, 2005 and the percentage change in revenue:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

Product	$244.5	$218.6	12%	$684.8	$593.8	15%
Services	34.3	31.7	8%	99.8	93.5	7%
Maintenance	87.3	87.1	0%	268.3	263.5	2%

Total revenue	$366.1	$337.4	9%	$1,052.9	$950.8	11%

Product revenue was higher in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily because of increased revenue from licenses for Custom IC Design, Functional Verification and System Interconnect products, which was partially offset by a decrease in revenue from licenses for Digital IC Design products. Product revenue was higher in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily because of increased revenue from licenses for Functional Verification and Custom IC Design products, which was partially offset by a decrease in revenue from licenses for Digital IC Design products. Services revenue increased in the three and nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005 due to an increase in utilization rates for our services personnel.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	September 30,	July 1,	April 1,	December 31,	October 1,
	2006	2006	2006	2005	2005

Functional Verification	24%	22%	27%	25%	21%
Digital IC Design	19%	26%	20%	29%	26%
Custom IC Design	30%	27%	26%	22%	27%
Design for Manufacturing	8%	8%	8%	8%	9%
System Interconnect	10%	8%	9%	7%	8%
Services and other	9%	9%	10%	9%	9%

Total	100%	100%	100%	100%	100%

Revenue by Geography

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

United States	$188.3	$176.2	7%	$511.4	$456.4	12%
Other North America	7.9	4.7	68%	24.7	17.8	39%
Europe, Middle East and Africa	79.8	69.8	14%	204.6	168.4	21%
Japan	49.2	65.8	(25)%	206.4	234.6	(12)%
Asia	40.9	20.9	96%	105.8	73.6	44%

Total revenue	$366.1	$337.4	9%	$1,052.9	$950.8	11%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

United States	51%	52%	49%	48%
Other North America	2%	1%	2%	2%
Europe, Middle East and Africa	22%	21%	19%	18%
Japan	14%	20%	20%	25%
Asia	11%	6%	10%	7%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No single customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2006. One customer accounted for 22% of total revenue for the three months ended October 1, 2005, but no single customer accounted for 10% or more of total revenue for the nine months ended October 1, 2005.

Changes in foreign currency exchange rates, primarily due to fluctuations of the Japanese yen in relation to the United States dollar, caused our revenue to decrease by $1.4 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005. Changes in foreign currency exchange rates, primarily due to fluctuations of the Japanese yen in relation to the United States dollar, caused our revenue to decrease by $12.8 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005. Additional information about revenue and other financial information by geography can be found in Note 12 to our Condensed Consolidated Financial Statements.

Stock-based Compensation Expense Summary

We adopted SFAS No. 123R on January 1, 2006, which adoption resulted in an increase in stock-based compensation expense of approximately $10.4 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, and an increase of approximately $48.2 million during the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005.

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In millions)

Cost of product	$ ----	$ ----	$0.1	$ ----
Cost of services	0.9	0.1	3.2	0.5
Cost of maintenance	0.6	0.1	2.0	0.3
Marketing and sales	5.7	2.1	18.7	6.8
Research and development	11.5	6.8	39.3	15.8
General and administrative	5.6	4.8	17.1	8.8

Total	$24.3	$13.9	$80.4	$32.2

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

Product	$14.1	$18.6	(24)%	$54.7	$62.7	(13)%
Services	$23.0	$23.5	(2)%	$71.0	$69.6	2%
Maintenance	$15.6	$15.2	3%	$47.5	$44.5	7%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Product	6%	8%	8%	11%
Services	67%	74%	71%	74%
Maintenance	18%	17%	18%	17%

Cost of Product

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly labor and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In millions)

Product related costs	$7.8	$5.4	$27.7	$22.4
Amortization of acquired intangibles	6.3	13.2	27.0	40.3

Total Cost of product	$14.1	$18.6	$54.7	$62.7

Cost of product decreased $4.5 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily due to a decrease of $6.9 million in amortization of acquired intangibles, which was partially offset by an increase of $2.2 million in hardware costs attributable to increased hardware sales.

Cost of product decreased $8.0 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily due to a decrease of $13.3 million in amortization of acquired intangibles and a decrease of $1.2 million in royalty costs, which were partially offset by an increase of $4.4 million in hardware costs attributable to increased hardware sales.

Cost of product in the future will depend primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period. Based on our current portfolio of intangibles, we expect the Amortization of acquired intangibles component of Cost of Product to continue decreasing as the amortization period assigned upon purchase of the intangible is completed.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased $0.5 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily due to a decrease of $1.3 million in salary, benefits and other employee-related costs, which was partially offset by an increase of $0.8 million in stock-based compensation expense.

Cost of services increased $1.4 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily due to an increase of $2.7 million in stock-based compensation expense, which was partially offset by a decrease of $1.2 million in salary, benefits and other employee-related costs.

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs for certain employees, and documentation of maintenance updates. Cost of maintenance increased $0.4 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily due to an increase of $0.5 million in stock-based compensation expense.

Cost of maintenance increased $3.0 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily due to an increase of $1.7 million in stock-based compensation expense and an increase of $0.8 million in amortization of acquired intangibles.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)

Marketing and sales	$97.5	$96.5	1%	$289.1	$268.0	8%
Research and development	110.3	100.6	10%	342.1	292.0	17%
General and administrative	35.2	35.1	0%	109.3	101.8	7%

Total operating expenses	$243.0	$232.2	5%	$740.5	$661.8	12%

Expenses as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Marketing and sales	27%	29%	27%	28%
Research and development	30%	30%	32%	31%
General and administrative	10%	10%	10%	11%

Operating Expense Summary

Overall operating expenses increased $10.8 million during the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, while overall operating expenses increased $78.7 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, in each case primarily as a result of increases in stock-based compensation expense as well as salary, benefits and other employee-related costs, which include costs related to our acquisition of Verisity Ltd. in the second quarter of 2005.

Fluctuations in foreign currency exchange rates, primarily due to fluctuations of the European Union euro and the British pound, which were partially offset by fluctuations in the Japanese yen and the Indian rupee in relation to the United States dollar, increased operating expenses by $0.3 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005. Fluctuations in foreign currency exchange rates, primarily due to fluctuations of the Japanese yen and the Indian rupee in relation to the United States dollar, decreased operating expenses by $2.9 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005.

Marketing and Sales

Marketing and sales expense increased $1.0 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily due to an increase of $3.6 million in stock-based compensation expense and an increase of $1.2 million in marketing programs, travel and customer conference costs, which were partially offset by a decrease of $4.6 million in salary, benefits and other employee-related costs.

Marketing and sales expense increased $21.1 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily due to an increase of $11.9 million in stock-based compensation expense, an increase of $5.7 million in marketing programs, travel and customer conference costs and an increase of $5.0 million in salary, benefits and other employee-related costs.

Research and Development

Research and development expense increased $9.7 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily due to an increase of $4.7 million in stock-based compensation expense, an increase of $1.8 million in salary, benefits and other employee-related costs and an increase of $1.6 million of maintenance costs associated with third-party software.

Research and development expense increased $50.1 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily due to an increase of $23.5 million in stock-based compensation expense, an increase of $19.0 million in salary, benefits and other employee-related costs, an increase of $3.3 million of maintenance costs associated with third-party software and an increase of $3.2 million in third-party development costs.

General and Administrative

General and administrative expense increased $0.1 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, primarily due to an increase of $5.0 million in losses on the sale of installment contract receivables, an increase of $0.8 million in stock-based compensation expense and an increase of $0.8 million in salary, benefits and other employee-related costs, which were partially offset by a decrease of $3.9 million in executive severance costs and a decrease of $3.0 million in bad debt expense.

General and administrative expense increased $7.5 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005, primarily due to an increase of $8.3 million in stock-based compensation expense, an increase of $7.4 million in losses on the sale of installment contract receivables, an increase of $1.7 million in salary, benefits and other employee-related costs and an increase of $1.0 million in audit and tax fees, which were partially offset by a decrease of $7.1 million in executive severance costs and a decrease of $4.8 million in bad debt expense.

Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In millions)

Amortization of acquired intangibles	$4.6	$13.9	$18.0	$39.2

Amortization of acquired intangibles decreased $9.3 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005. Amortization of acquired intangible assets from prior year acquisitions decreased $9.9 million during this period as certain of these acquired intangible assets have been fully amortized, but was partially offset by $0.6 million of amortization of intangibles acquired during 2006.

Amortization of acquired intangibles decreased $21.2 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005. Amortization of acquired intangible assets from prior year acquisitions decreased approximately $22.8 million during this period as certain of these acquired intangible assets have been fully amortized. This decrease was partially offset by $1.6 million of additional amortization related to intangible assets from the Verisity acquisition in 2005 and acquisitions of intangibles that occurred during the nine months ended September 30, 2006.

Based on our current portfolio of intangibles, we expect the Amortization of acquired intangibles to continue decreasing as the amortization period assigned upon purchase of the intangible is completed.

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

The 2004 Restructuring has been completed and there is no remaining balance accrued for this restructuring as of September 30, 2006.

A summary of restructuring and other charges by plan of restructuring for the three months ended September 30, 2006 is as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In millions)

2005 Plan	$ ----	$0.1		$0.1
2003 Plan	----	(0.1)		(0.1)

Total	$ ----	$ ----	$	----

A summary of restructuring and other charges by plan of restructuring for the nine months ended September 30, 2006 is as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In millions)

2005 Plan	$(0.1)	$0.1	$	----
2003 Plan	----	(0.3)		(0.3)
2002 Plan	----	(0.4)		(0.4)

Total	$(0.1)	$(0.6)		$(0.7)

A summary of restructuring and other charges by plan of restructuring for the three months ended October 1, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In millions)

2005 Plan	$1.2	$0.3	$0.2	$1.7
2003 Plan	----	----	2.1	2.1

Total	$1.2	$0.3	$2.3	$3.8

A summary of restructuring and other charges by plan of restructuring for the nine months ended October 1, 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In millions)

2005 Plan	$20.8	$2.4	$2.0	$25.2
2004 Plan	(0.3)	----	----	(0.3)
2003 Plan	----	----	4.6	4.6
2002 Plan	----	----	(0.4)	(0.4)
2001 Plan	----	----	5.7	5.7

Total	$20.5	$2.4	$11.9	$34.8

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

As of September 30, 2006, our accrued estimate of the lease loss related to all worldwide restructuring activities initiated since 2001 was $31.5 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. The lease loss could be as high as $35.1 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities. Since 2001, we have recorded facilities consolidation charges under the 2001 through 2005 Restructurings of $97.1 million related to reducing space in or the closing of 49 sites, of which 28 have been vacated and 21 have been downsized. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.

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

2003 Restructuring – We expect to incur an additional $3.0 to $5.0 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the nine months ended September 30, 2006, we immediately charged to expense $0.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate assumed in this calculation was 33% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies are expected to be commercially viable in June 2007. As of September 30, 2006, $0.2 million was incurred to complete the in-process technology and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $0.3 million.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In millions)

Interest expense	$3.0	$1.2	$9.9	$3.9

Interest expense increased $1.8 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, and $6.0 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005. The increase for both periods was due to the interest expense and the amortization of loan fees associated with the Term Loan described in Note 6 to our Condensed Consolidated Financial Statements.

Other income, net

Other income, net, for the three and nine months ended September 30, 2006 and October 1, 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In millions)

Interest income	$9.9	$4.3	$29.6	$9.8
Gains (losses) on sale of non-marketable securities	(0.5)	1.0	16.4	2.5
Gains on available-for-sale securities	1.8	1.7	4.6	9.2
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	----	----	2.1	----
Gains (losses) on trading securities in Cadence’s non-qualified deferred compensation trust	(0.9)	1.5	2.5	4.4
Gains on foreign exchange	0.2	0.9	0.3	3.4
Equity loss from investments	(0.3)	(1.5)	(0.9)	(6.2)
Write-down of investments	(0.4)	(3.1)	(1.4)	(10.2)
Other income (expense)	0.2	(0.1)	----	(1.5)

Total other income, net	$10.0	$4.7	$53.2	$11.4

Interest income increased $5.6 million in the three months ended September 30, 2006, as compared to the three months ended October 1, 2005, and $19.8 million in the nine months ended September 30, 2006, as compared to the nine months ended October 1, 2005. The increase for both periods was due to higher average cash balances during the periods and higher interest rates earned on Cash and cash equivalents.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration is being held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recognized on amounts held in escrow. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the nine months ended September 30, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the nine months ended September 30, 2006.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In millions, except percentages)

Provision for income taxes	$30.7	$12.4	$70.6	$13.4
Effective tax rate	42.2%	36.9%	42.9%	37.1%

Our effective tax rate for the three months ended September 30, 2006 and October 1, 2005 was 42.2% and 36.9%, respectively. Our effective tax rate for the nine months ended September 30, 2006 and October 1, 2005 was 42.9% and 37.1%, respectively. Our effective tax rate increased for the three and nine months ended September 30, 2006, compared to the three and nine months ended October 1, 2005, primarily due to the expiration on January 1, 2006 of the United States credit for increasing research activities, our adoption of SFAS No. 123R and a reduced benefit from foreign income taxed at a lower rate than the United States federal statutory rate.

We project our annual effective tax rate for the year ending December 30, 2006 to be approximately 43.0%. However, we may have volatility in our quarterly effective tax rates, including in the fourth quarter of 2006, due to disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options for which we are not allowed to anticipate a tax deduction. Pursuant to SFAS No. 123R, the tax deduction will be recognized in the period of a disqualifying disposition. Our effective tax rate for the year ended December 31, 2005 was 62.0%. This decrease is primarily due to the non-recurring income taxes related to our 2005 repatriation of certain foreign earnings.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

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

Liquidity and Capital Resources

	As of
	September 30,	December 31,	%
	2006	2005	Change
	(In millions, except percentages)

Cash, cash equivalents and short-term investments	$782.1	$894.6	(13)%
Net Working Capital	$626.3	$670.5	(7)%

	Nine Months Ended
	September 30,	October 1,	%
	2006	2005	Change
	(In millions, except percentages)

Cash provided by operating activities	$216.5	$249.6	(13)%
Cash used for investing activities	$(94.9)	$(192.2)	(51)%
Cash provided by (used for) financing activities	$(223.5)	$109.4	(304)%

Cash and cash equivalents and Short-term investments

As of September 30, 2006, our principal sources of liquidity consisted of $782.1 million of Cash and cash equivalents and Short-term investments, as compared to $894.6 million as of December 31, 2005. The primary sources of our cash in the first nine months of 2006 were customer payments under software licenses and from the sale or lease of our hardware products, payments for design and methodology services, proceeds from the sale of receivables, proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plan, or ESPP, and proceeds received from the sale of investments. Our primary uses of cash in the first nine months of 2006 consisted of payments to former shareholders of acquired businesses, acquisition of intangibles, principal payments on the Castlewilder Term Loan, purchases of treasury stock, purchases of software licenses, payments relating to payroll, product, services and other operating expenses, and taxes.

Net working capital

As of September 30, 2006, we had net working capital of $626.3 million, as compared with $670.5 million as of December 31, 2005. The decrease in net working capital from December 31, 2005 to September 30, 2006 was primarily due to the decrease in Cash and cash equivalents and Short-term investments of $112.5 million, a decrease in Receivables of $33.4 million and an increase in the Current portion of long-term debt of $12.0 million. The decrease was partially offset by an increase in Prepaid expenses and other of $13.5 million, and a decrease in Accounts payable and accrued liabilities of $101.0 million.

Accounts payable and accrued liabilities decreased by $101.0 million from December 31, 2005 to September 30, 2006, primarily due to a decrease in the accrual for employee incentive compensation of $40.0 million, a decrease in the accrual for commissions of $10.2 million and a decrease in the accrual for the ESPP of $8.0 million. We generally expect these balances to be larger at the end of our second and fourth quarters and smaller at the end of our first and third quarters due to the timing of incentive compensation and commission payments and the issuance of our common stock under the ESPP. In addition, our accrual for income taxes decreased by $29.4 million from December 31, 2005 to September 30, 2006, primarily due to our payment in 2006 of taxes associated with our repatriation of $500.0 million of certain foreign earnings under the American Jobs Creation Act.

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables. Net cash provided by operating activities decreased by $33.1 million to $216.5 million, during the nine months ended September 30, 2006, as compared to $249.6 million net cash provided by operating activities during the nine months ended October 1, 2005. The decrease was primarily due to a decrease in cash received from the collection of Receivables and Installment contract receivables of $126.9 million and an increase in payments of Accounts payable and accrued liabilities of $58.0 million, which includes an increase in tax payments of $25.9 million. The decrease was partially offset by an increase in net income of $71.5 million, an increase in Deferred revenue of $33.3 million and an increase in Other long-term liabilities of $29.9 million. Due to our adoption of SFAS No. 123R on January 1, 2006, $7.6 million of certain Tax benefits from employee stock transactions during the nine months ended September 30, 2006 were classified in Cash flows from financing activities. Prior to the adoption of SFAS No. 123R, the Tax benefits of employee stock transactions, if any, would have been recorded in Cash flows from operating activities.

We have entered into agreements whereby we may transfer qualifying accounts receivable to certain financing institutions on a non-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the nine months ended September 30, 2006, we received proceeds from the sale of receivables totaling $131.4 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $129.0 million during the nine months ended October 1, 2005.

Cash flows from investing activities

Our primary investing activities consist of purchases and proceeds from the sale of property, plant and equipment, purchases and proceeds from short-term investments, proceeds from the sale of available-for-sale securities and long-term investments, acquiring businesses and intangibles and investing in venture capital partnerships and equity investments. During the nine months ended September 30, 2006, our investing activities used $94.9 million of cash, as compared to $192.2 million of cash used in the nine months ended October 1, 2005. The decrease in cash used by investing activities was primarily due to the decrease in payments to former shareholders of acquired companies of $230.1 million and the decrease of purchases of Short-term investments of $181.0 million, which were partially offset by the decrease in proceeds from the sale of Short-term investments of $289.2 million and a decrease in proceeds from the sale of property, plant and equipment of $33.6 million.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration is being held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims will be distributed to the former stockholders of KhiMetrics. No gain was recorded on amounts held in escrow. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the nine months ended September 30, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the nine months ended September 30, 2006.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash flows from financing activities

Net cash used for financing activities was $223.5 million in the nine months ended September 30, 2006, as compared to net cash provided by financing activities of $109.4 million for the nine months ended October 1, 2005. During the nine months ended September 30, 2006, our primary use of cash for financing activities was $258.4 million to purchase treasury stock and $99.0 million of principal payments on the Castlewilder Term Loan. There were no significant uses of cash for financing activities during the nine months ended October 1, 2005. During the nine months ended September 30, 2006, financing activities provided cash of $126.3 million in proceeds from the sale of common stock upon exercise of stock options and exercise of rights under the ESPP, compared to $109.4 million in the nine months ended October 1, 2005.

We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program or to prepay principal installments on the Castlewilder Term Loan.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. During the fourth quarter of 2005, we repatriated $500.0 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. We will invest these earnings in the United States pursuant to the American Jobs Creation Act guidelines. We paid $25.0 million of federal and state income taxes related to the repatriation during the nine months ended September 30, 2006. For 2006 and future years, we intend to indefinitely reinvest our foreign earnings outside of the United States.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

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

Term Loan

In December 2005, our Irish subsidiary, Castlewilder, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, and Bank of America, N.A., as Administrative Agent. The Credit Agreement provides for a three-year $160.0 million unsecured term loan, or Term Loan. With the consent of all of the lenders, we may, at the end of the second year of the loan, extend the maturity date to December 31, 2009. Castlewilder’s obligations under the Credit Agreement are guaranteed by us and Cadence Technology Limited, a wholly-owned subsidiary of Castlewilder. Our guaranty contains certain financial covenants that must be maintained by us on a consolidated basis, as well as limitations on our ability to incur additional indebtedness and liens, make investments, dispose of assets, pay dividends or other distributions, engage in certain corporate transactions and certain other activities.

Under the Credit Agreement, we have the option to choose between two interest rates: (i) a base rate equal to the higher of the Federal Funds Rate plus 0.50% or the “prime rate” publicly announced by Bank of America, N.A., or (ii) a LIBOR-based rate equal to LIBOR plus 0.625%. The loan was initially a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at an annual rate of 6.04% as of September 30, 2006. We may, at our discretion, change the interest rate election each Interest Period, as defined in the Credit Agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon our consolidated leverage ratio.

Castlewilder is obligated to repay the outstanding principal amount of the loan in quarterly installments in amounts equal to $8.0 million per quarter during 2006, $12.0 million per quarter during 2007 and $20.0 million per quarter during 2008 (with the quarterly repayment amount to be adjusted to $10.0 million per quarter during 2008 and 2009 if the maturity date of the loan is extended). Castlewilder is also obligated to pay accrued interest on the last day of each month or other interest period that we may select under the terms of the Credit Agreement. If the loan is converted into a base rate loan, we are obligated to pay accrued interest on the last day of each quarter. Under the terms of the Credit Agreement, Castlewilder, at its election, may prepay the loan, in whole or in part, with no prepayment fee. During the nine months ended September 30, 2006, Castlewilder made quarterly principal payments of $24.0 million, plus additional prepayments of $75.0 million of the principal amount due under the loan, thereby reducing principal payments due under the Term Loan in 2008.

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

Concurrently with the issuance of the Notes, we entered into convertible notes hedge transactions whereby we have options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the convertible notes hedge transactions to us was approximately $134.6 million. As of September 30, 2006, the estimated fair value of the options acquired in the convertible notes hedge transactions was $109.7 million.

In addition, we sold warrants to purchase up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares.

We received approximately $56.4 million in cash proceeds for the sales of these warrants. As of September 30, 2006, the estimated fair value of the sold warrants was $17.6 million.

Sale-leaseback Agreement

During 2005, we entered into a sale-leaseback agreement involving certain land and buildings in San Jose, California. The agreement, as amended in June 2006, stipulates that we and the purchaser must receive certain approvals from local municipalities prior to October 31, 2006. If these conditions are met or waived by us and the purchaser prior to October 31, 2006, we would complete the sale of the buildings and lease the buildings from the purchaser for two years, with an option to extend the lease for an additional six months.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2005, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 amends SFAS No. 5, “Accounting for Contingencies,” to eliminate its applicability to income taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for the first fiscal year of adoption. We are currently studying the transition effects of adopting FIN No. 48 for our fiscal year 2007.

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

The table below presents the carrying value and related weighted average interest rates for our interest-bearing instruments. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and 12 months are considered to be short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The carrying value of our interest-bearing instruments approximated fair value at September 30, 2006 and is as follows:

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Commercial Paper – fixed rate	$643.3	5.39%
Cash – variable rate	68.8	3.66%
Cash equivalents – variable rate	12.9	5.21%
Cash equivalents – fixed rate	8.9	1.89%

Total interest-bearing instruments	$733.9	5.18%

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

The table below provides information, as of September 30, 2006, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to November 17, 2006.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$120.2	116.14
British pound sterling	45.6	0.53
European Union euro	11.6	0.79
Indian rupee	10.7	46.24
Canadian dollar	9.2	1.12
Other	21.2

Total	$218.5

Estimated fair value	$1.8

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

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments in the accompanying Condensed Consolidated Financial Statements, was $24.6 million as of September 30, 2006 and $33.3 million as of December 31, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $29.9 million as of September 30, 2006 and $37.9 million as of December 31, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006.

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

Based on their evaluation as of September 30, 2006, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to September 30, 2006, we may be obligated to pay up to an aggregate of $5.0 million in cash during the next 12 months and an additional $2.0 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

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

As part of our restructuring activities, we have reduced the workforce in certain revenue-generating portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 49% for the three months ended September 30, 2006 and 48% for the three months ended October 1, 2005. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, Indian rupee and the British pound have had, and may in the future have, a harmful effect on our revenue and operating results.

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

We have received examination reports from the Internal Revenue Service proposing tax deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $172.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

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

We have a substantial level of debt. As of September 30, 2006, we had $420.0 million of outstanding indebtedness from our Zero Coupon Zero Yield Senior Convertible Notes due 2023, or Notes, that we issued in August 2003 and $61.0 million related to the Term Loan borrowed by our wholly-owned Irish subsidiary, which we have guaranteed. The level of our indebtedness, among other things, could:

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

Each $1,000 of principal of the Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Notes may convert their Notes prior to maturity only if: (1) the price of our common stock reaches $22.69 during certain periods of time specified in the Notes, (2) specified corporate transactions occur, (3) the Notes have been called for redemption or (4) the trading price of the Notes falls below a certain threshold. As a result, although the Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the Notes in 2008 if the Notes are not otherwise converted into our common stock. As of September 30, 2006, none of the conditions allowing holders of the Notes to convert had been met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       A. Recent Sales of Unregistered Securities:

None.

       B. Stock Repurchases:

In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which was exhausted during February 2006. In February 2006, our Board of Directors authorized a new program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended September 30, 2006:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(in millions)

July 2, 2006 – August 5, 2006	1,034,757	$16.05	1,000,000	$345.0
August 6, 2006 – September 2, 2006	4,115,736	$16.34	4,000,000	$279.7
September 3, 2006 – September 30, 2006	1,023,661	$16.15	1,000,000	$263.5

Total	6,174,154	$16.26	6,000,000

* Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the maximum dollar value that may yet be purchased under our publicly announced repurchase program.

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

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	October 27, 2006	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	October 27, 2006	By:	/s/ William Porter

William Porter Executive Vice President and Chief Financial Officer