Form 10-K
period 2006-12-30
CADENCE DESIGN SYSTEMS INC
filed 2007-02-23
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15867

CADENCE DESIGN SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0148231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2655 Seely Avenue, Building 5, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 943-1234
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ X ]  No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ]  No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ X ] Accelerated filer [    ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 1, 2006 was $4,910,530,182.

On February 3, 2007, approximately 279,823,852 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Cadence Design Systems, Inc. 2007 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
2006 FORM 10-K ANNUAL REPORT

		Page

PART I.

Item 1.	Business	1

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	22

Item 3.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 8.	Financial Statements and Supplementary Data	56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56

Item 9A.	Controls and Procedures	56

Item 9B.	Other Information	57

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	58

Item 11.	Executive Compensation	58

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58

Item 13.	Certain Relationships and Related Transactions and Director Independence	58

Item 14.	Principal Accountant Fees and Services	58

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	59

	Signatures	119
EXHIBIT 4.03
EXHIBIT 4.04
EXHIBIT 4.05
EXHIBIT 10.01
EXHIBIT 10.07
EXHIBIT 10.12
EXHIBIT 10.17
EXHIBIT 10.43
EXHIBIT 10.47
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 10.87
EXHIBIT 10.88
EXHIBIT 10.89
EXHIBIT 10.90
EXHIBIT 10.91
EXHIBIT 10.92
EXHIBIT 10.93
EXHIBIT 10.94
EXHIBIT 10.95
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I.

Item 1.	Business

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report contain forward-looking statements. Certain of such statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Proprietary Technology,” “Competition,” “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology and provide design and methodology services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronics systems. We have approximately 5,200 employees, in approximately 60 sales offices, design centers and research and development facilities located around the world.

We were formed as a Delaware corporation in April 1987. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. Our website can be accessed at www.cadence.com. We make available free of charge copies of our SEC filings and submissions on the investor relations page of our website at www.cadence.com as soon as practicable after electronically filing or furnishing such documents with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on the investor relations page of our website at www.cadence.com. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above.

Factors Driving the Electronic Design Automation Industry

Communications, business productivity and consumer electronics markets drove growth in the electronics industry for most of the past decade. However, in recent years, the consumer market has been the fastest growing end market for electronics and the most influential in setting expectations for rapid change, low cost, miniaturization and increasing functionality.

Electronic systems companies respond to these demands by combining subsystems – such as radio frequency wireless communication, or RF, video signal processing, and embedded computing – onto a single silicon chip, creating a system-on-chip, or SoC, or onto multiple chips in a single chip package in a format referred to as system-in-package, or SiP. These trends toward subsystem integration have required chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

SoC designs put many more transistors on each chip, increasing the need for tight control over power consumption. This is done not only to increase battery life in portable devices, but also to minimize energy cost and limit heat generation, which threaten the reliability of a device. Evolving semiconductor manufacturing processes with smaller features (transistors and wires) and lower supply voltages address both of these issues to some degree, but introduce new challenges of their own. Contemporary portable electronic devices contain chips in which individual features can be as small as 65 nanometers – about 6/100,000ths of a millimeter. Because of atomic level interactions in the transistors, these chips continue to consume power from the battery even when the device is switched off. To overcome these issues, specific “low power” design techniques must be developed and must be integrated throughout the design flow, from logic design and verification through physical implementation.

Variability in the processes used to manufacture silicon chips has become so pervasive at 65 nanometers and below that traditional connections between design and manufacturing teams are insufficient to ensure chip performance and yield. Integrating detailed models of the manufacturing process into the chip design environment is desirable so engineers can craft the design to avoid or overcome these manufacturing process variations. Similarly, manufacturing teams can optimize their processes if, along with the design, they are provided with information about the most critical parts of the chip. However, sharing information between design and manufacturing processes is complicated because current data formats used to describe the chip design differ from data formats used to describe the manufacturing process and control the manufacturing equipment. Moreover, design and manufacturing often takes place within two separate companies – one company designs the chip while another company manufactures it.

These trends pose significant new challenges for the electronics design processes. Specifically, product performance and size requirements of the mobile consumer electronics market require microelectronic systems to be smaller, consume less power and provide multiple functions all in one SoC or SiP package. This requires designers to pay close attention to many electrical, physical and manufacturing effects that were inconsequential in previous generations of chip designs. The design challenge becomes more complex with each new generation of electronics, and providers of EDA solutions must deliver products that address these technical challenges, while improving the efficiency and productivity of the design process.

Operating Segment

Our chief operating decision maker is our President and Chief Executive Officer, or CEO. Our CEO reviews our consolidated results within only one operating segment.

Products

Our products are engineered to improve our customers’ design productivity and resulting design quality by providing a comprehensive set of EDA design products. Product revenues include all fees earned from granting licenses to use our software, and from sales and leases of our hardware products, and exclude revenues derived from maintenance and services. We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” below for additional discussion of our license types.

Product revenue was $982.7 million, or 66% of our total revenue, in 2006, $851.5 million, or 64% of our total revenue, in 2005 and $729.8 million, or 61% of our total revenue, in 2004.

Product Strategy

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence® design platforms are Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

Incisive Functional Verification Platform

The Incisive functional verification platform enables our customers to employ enterprise-level verification process automation, including verification planning, management and process tracking, with coordination of all verification activities across teams of specialists and different execution platforms.

The Incisive platform is tailored for three customer segments:

•	Design engineers using traditional hardware description languages and testing techniques;
•	Design teams that are also responsible for verification and need more automation; and
•	Multi-specialist enterprise teams comprised of systems, software, hardware verification, system validation, and logic design teams.

The Incisive platform includes verification process automation technologies, methodologies, and verification intellectual property, or IP, for many standard protocols. Products include:

•	The Incisive Design Team and Enterprise Manager, which automates and guides the verification process and then analyzes data, from planning to closure;
•	The Incisive Design Team and Enterprise Simulator, which offers mixed-language support, dynamic assertion checking, transaction-level support, HDL analysis and a complete debug environment;
•	The Incisive Formal Verifier, which shortens design and verification time while improving design quality by providing a formal means of verifying RTL functional correctness with assertions, without the need of testbench simulation, and also provides an effective means of providing predictable, fast RTL block bring-up and assertion-based verification; and
•	The Palladium® and Extreme® series of emulation and acceleration solutions, which accelerate the verification process and enable first working silicon with first working software.

The Incisive Plan-to-Closure methodology (supported by technical field experts) is designed to enable the scalable deployment of best practices and to mitigate our customers’ language, technology and methodology adoption risks.

Encounter Digital IC Design Platform

The Encounter digital IC design platform enables our customers to implement all aspects of their digital nanometer-scale designs. It is based on a single user interface and unified in-memory data model, and is specifically designed to facilitate the analysis and optimization of chip performance, power consumption, and silicon area and manufacturability throughout our customers’ design processes. The Encounter platform is comprised of the following core technologies:

•	Silicon virtual prototyping for enabling designers to plan the complete implementation of a chip before committing to a specific design strategy;
•	Global register transfer level, or RTL, and physical synthesis for creating and physically locating logic on the chip, while simultaneously optimizing performance, power, cost and yield;
•	Signal integrity and yield-aware routing for connecting high performance physical interconnect between the logic gates;
•	Signal integrity and nanometer delay analysis;
•	Comprehensive design-for-test capability as well as post-silicon test diagnostics; and
•	Logic equivalence checking and design constraint management capability for designers to verify that their RTL specification is equivalent to the final IC layout.

Unlike traditional “front-end/back-end” systems, the Encounter platform does not require customers to perform time-consuming translations between common tasks such as placement, power distribution, routing, and timing and crosstalk analysis. The Encounter platform supports hierarchical designs, with support for designs containing hundreds of millions of transistors on a single chip. Since 2005, the Encounter platform has been offered in three levels: Encounter L, XL and GXL. These levels are scaled to provide customers with technologies tailored to specific degrees of design complexity in the digital IC space.

Virtuoso Custom Design Platform

The Virtuoso custom design platform enables design predictability by ensuring that the circuit design representation will perform correctly in the final manufactured chip. With the Virtuoso platform, designers are able to deliver silicon-accurate analog, custom digital, RF, and mixed-signal designs, while addressing the growing number of physical effects in package, power grid, interconnect, devices and substrate employing a “top-down” language-based design.

The Virtuoso platform reduces design time by providing:

•	Reference flows for analog, mixed-signal, RF and analog-digital integration focused at the wireless and analog/mixed-signal markets;
•	Automatic analog circuit sizing and optimization (including yield optimization);
•	Multi-mode simulation (digital, analog and RF) using a common syntax and model, and common equations;
•	Fast custom layout technologies;
•	Process migration technology;
•	Electrical vs. physical effects analysis; and
•	Physical design integration and silicon analysis for complex custom, cell-based and mixed custom designs.

The OpenAccesstm database (described below in “Third Party Programs and Initiatives”) is used as a mechanism for integration across the Virtuoso platform.

With the 2006 introduction of the Virtuoso 6.1.0 platform we completed our Virtuoso platform product segmentation which began in 2005. The Virtuoso L, XL and GXL offerings provide our customers with a diverse set of custom design capabilities for entry-level design to the most complex DFM-aware designs.

Allegro System Interconnect Design Platform

The Allegro system interconnect design platform enables design teams to design high-performance interconnect across the domains of IC, package and printed circuit board, or PCB, reducing cost and time to market. The system interconnect – between input-output buffers and across ICs, packages and PCBs – can be optimized through the platform’s co-design methodology, reducing both hardware costs and design cycles. Designers use the Allegro platform’s constraint-driven methodology and advanced capabilities for design capture, signal integrity and physical implementation. Silicon design-in kits speed time to market by allowing IC companies to shorten new device adoption time and allowing systems companies to accelerate PCB system design cycles. In 2006, with the release of our SiP products, we have entered an emerging market designed to accelerate products to market where designers are looking for alternatives between SoCs and PCBs. In 2006, the Allegro L, XL and GXL products were introduced along with the XL and GXL offerings for Cadence’s SiP products.

The system interconnect product group includes the Allegro system interconnect platform, the OrCAD® product line of PCB design products which are engineered for individual or small design team productivity and a family of IC packaging and SiP technologies. The OrCAD product line is marketed worldwide through a network of alternative channel partners.

Design for Manufacturing

The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Some of our products that deliver DFM capabilities for nanometer SoC design include:

•	Fire & Ice® QX and Assura® RCX extraction products, which take the designer’s physical representation of an IC and extract the electrical properties of that design representation to enable further analyses, such as simulation and timing analysis;

•	Products in the VoltageStorm® family, which analyze on-chip power distribution for digital, analog and SoC designs. VoltageStorm detects unanticipated voltage drop, enabling the customer to correct fatal conditions, thereby preventing extensive troubleshooting and delay during initial manufacturing;
•	Our physical verification products, including Cadence Physical Verification System, Assura, Diva® and Dracula®, which perform manufacturing design rule checks to ensure the proposed design meets the requirements of the foundry’s manufacturing process rules;
•	Mask data preparation tools, such as MaskCompose and QuickView, which help customer mask shops create mask and reticle layouts for chips being manufactured in nanometer processes; and
•	Design Virtual Interconnect Predictor, which helps customers understand the impact of chemical-metal planarization, one of the major steps in the semiconductor manufacturing process, on their chip performance at advanced silicon geometries.

Kits

Today’s growing silicon complexity creates an array of design challenges for semiconductor and systems design teams. Among these challenges is the application of EDA technologies to overcome design hurdles in certain key markets driving the semiconductor industry, particularly the wireless and digital personal entertainment segments. Cadence kits are designed to allow companies in these sectors to achieve shorter, more predictable design cycles and greater design productivity by greatly simplifying the application and integration of EDA technologies and verification IP to address major design challenges in these markets: analog-mixed signal, or AMS, RF, SiP, low power and verification.

Each kit addresses application-specific design issues by combining a verified methodology and enabling standards-based IP – all applied to a segment representative design and delivered with application consulting. Following the introduction of the AMS Methodology and RF Design Methodology Kits, in 2006 we introduced the RF SiP Methodology Kit and the Functional Verification Kit for ARM.

Verification and Application Specific Programming Services

We offer verification and application specific programming, or ASP, services through Time-to-Market Engineering, or TtME, services. Our TtME offering provides customers with consulting services, project services and/or complete turnkey services for verification acceleration and system emulation. QuickCycles allows customers access to our Palladium simulation acceleration and emulation products on a pay-as-you-go basis, either on the customer internet site or remotely over a high-speed, secure network connection.

Third Party Programs and Initiatives

We recognize that certain of our customers may also use internally-developed design tools or design tools provided by other EDA companies, as well as IP available from multiple suppliers. We support the integration of third party design products through our OpenAccess Initiative and Connections® and OpenChoice programs. OpenAccess is a full-featured EDA database that supports access and manipulation of its internal EDA data via a fully documented and freely available programming interface. This provides an open application program interface through which applications developed by our customers, by their other EDA vendors, or by university research groups can all operate within a single database and with our products. We have licensed the OpenAccess database to the OpenAccess Coalition, which is operated by the Silicon Integration Initiative, or Si2, an organization of EDA, electronic system and semiconductor industry leaders focused on improving productivity and reducing cost in creating and producing integrated silicon systems.

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

In 2006, we formed the Power Forward Initiative with a group of 22 electronics industry leaders who recognized the urgent need for an automated, power-aware design infrastructure to facilitate the production of ICs that consume significantly less power. The goal of the group is to participate in the refinement and standardization of the Common Power Format, or CPF. CPF is a specification language that holistically captures low-power design intent so that it can be communicated consistently throughout the IC design process. We have contributed the CPF specification to Si2, which will manage the standardization, maintenance and distribution of CPF for the benefit of the electronics industry.

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

Some of our customers have relocated, or expanded the presence of their design teams, away from their headquarters or historical locations to locations in emerging growth regions. Accordingly, to provide responsive and effective support for these customers, we expect to continue expanding the presence of our own support and application engineering teams in these emerging growth regions.

Maintenance revenue was $366.3 million, or 25% of our total revenue, in 2006, $351.5 million, or 26% of our total revenue, in 2005 and $330.7 million, or 28% of our total revenue, in 2004. We expect that maintenance revenue in 2007 will be generated predominantly from backlog.

Services

We offer a number of fee-based services, including education and engineering services related to IC design and methodology. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products.

Services revenue was $134.9 million, or 9% of our total revenue, in 2006, $126.2 million, or 9% of our total revenue, in 2005 and $137.0 million, or 11% of our total revenue, in 2004.

Education Services

Our education services include Internet, classroom and custom courses, the content of which ranges from how to use the most recent features of our EDA products to instruction in the latest IC design techniques.

Engineering Services

We offer engineering services and reusable design technologies to aid customers with the design of complex ICs. We focus our offerings primarily on SoC devices, including both ASICs and Application Specific Standard Parts, and on analog and mixed signal ICs. The customers for these services primarily consist of semiconductor and systems companies developing products for the communications, computing and consumer markets. We offer engineering capabilities to assist customers from product concept through volume manufacturing.

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

Marketing and Sales

We generally use a direct sales force consisting of sales people and applications engineers to market our products and provide maintenance and services to existing and prospective customers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process in general, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our software. We also use traditional marketing approaches to promote our products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the Internet. As EDA products mature and become widely understood by the marketplace, we selectively utilize value added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries.

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

Our revenue recognition depends on a number of contract-specific terms and conditions, including the license type, payment terms, creditworthiness of the customer and other factors as more fully described in this Annual Report under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenue associated with subscription licenses is recognized over multiple periods during the license term, whereas product revenue associated with term and perpetual licenses is generally recognized upon the later of the effective date of the license or delivery of the product, assuming all other criteria for revenue recognition have been met. Although it can vary from quarter to quarter, approximately two-thirds of our product revenue was recognized from backlog during each of the past three years.

Our revenue and results of operations may miss expectations due to a shortfall in product revenue generated from current transactions or variance in the actual mix of license types executed in any given period, and due to other contract-specific terms and conditions as discussed above. We are subject to greater credit risk on subscription and term licenses, as compared to perpetual licenses, due to the installment payment terms generally associated with those license types. Otherwise, the particular risks to us of one license type versus another type do not vary considerably.

From time to time we sell receivables generated by our licenses with installment payment terms to third party financing institutions on a non-recourse or limited-recourse basis.

For a further description of our license agreements, revenue recognition policies and results of operations, please refer to the discussion under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development

Our investment in research and development was $460.1 million in 2006, $390.7 million in 2005 and $368.1 million in 2004.

The primary areas of our research and development include SoC design, the design of silicon devices in the nanometer range, high-performance IC packaging, SiP and PCB design, system-level modeling and verification, high-performance logic verification technology and hardware/software co-verification. Because the electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, we make significant investments in enhancing our current products, as well as creating new products and technologies and integrating those products and technologies together into segmented solutions.

Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization to meet advancing semiconductor manufacturing capability and design complexity, develop, acquire or interface to new products from third parties, and develop solutions that meet increasingly demanding productivity, quality, predictability and cost requirements. In addition to our research and development team, we maintain Cadence Laboratories, an advanced research group responsible for exploring specific new technologies, moving those technologies into product development and maintaining strong industry relationships.

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

Cadence performs final assembly and test of its hardware verification, acceleration and emulation products in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them to us for qualification and testing prior to their incorporation into the assembled product.

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

Competition

We compete in the EDA market for products and maintenance primarily with three companies: Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. We generally compete on the basis of product quality, product features, integration in a platform or compatibility with other tools, price, payment terms and maintenance offerings.

Our maintenance business flows directly from our product business. The competitive issues associated with our maintenance business are substantially the same as those for our product business in that every maintenance contract is the direct result of a product contract, and once we have entered into a product contract, maintenance is generally purchased by the customer to ensure access to bug fixes and service releases, as and when they are made available, and other continued support.

Certain competitive factors in the design and methodology services business as described herein differ from those of the products and maintenance businesses. While we do compete with other EDA companies in the design and methodology services business, we compete more with independent design and methodology service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, such as Cadence, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog and digital ICs. It is our strategy to use design and methodology services as a differentiator to further promote our products and maintenance businesses.

Backlog

Our backlog on December 30, 2006 was approximately $1.9 billion, as compared to $1.8 billion on December 31, 2005. Backlog consists of revenue to be recognized in future fiscal periods after December 30, 2006 from:

•	Subscription licenses for software products;
•	Sale or lease of hardware;
•	Maintenance contracts on hardware and software products;
•	Orders for hardware and software products sold on perpetual and term licenses on which customers have delivery dates after December 30, 2006;
•	Licenses with payments that are outside our customary terms; and
•	The undelivered portion of design and methodology services contracts.

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

International Operations

We have approximately 60 sales offices, design centers and research and development facilities located around the world. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information regarding our international operations, see the discussion under the heading “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” in Item 1A, “Risk Factors” and Note 21 to our Consolidated Financial Statements.

Employees

As of December 30, 2006, we employed approximately 5,200 individuals, with approximately 1,900 in sales, services, marketing, support and manufacturing activities, approximately 2,700 in product research and development and approximately 600 in management, administration and finance. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

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

The IC and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products and a decline in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any economic downturn in the industries we serve could harm our business, operating results or financial condition.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete.

The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the transistor length, which is shrinking rapidly to 65 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.

•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA products and design flows.
•	The ability to design system-on-a-chip devices, or SoCs, increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-quality design IP that can be reliably incorporated into a customer’s design with Cadence IC implementation products and services could reduce demand for our products and services.
•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for Cadence’s IC implementation products and services.
•	A growing number of low-cost design and methodology services businesses could reduce the need for some IC companies to invest in EDA products.

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

You should not view our historical results of operations as reliable indicators of our future performance. If revenue or operating results fall short of the levels expected by public market analysts or investors, the trading price of our common stock could decline dramatically.

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

Our business depends on the efforts and abilities of our employees. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could reduce our gross margins and harm our business or operating results. Competition for highly skilled employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. If economic conditions continue to improve and job opportunities in the technology industry become more plentiful, we may experience increased employee attrition and increased competition for skilled employees. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense. We may also be required to pay key employees significant base salaries and cash bonuses, which could harm our operating results.

In addition, the NASDAQ Marketplace Rules require stockholder approval for new equity compensation plans and significant amendments to existing plans, including increases in shares available for issuance under such plans, and prohibit NASDAQ member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions.

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results or financial condition:

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

In a number of our previously completed acquisitions, we have agreed to make future payments, or earnouts, based on the performance of the businesses we acquired. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to December 30, 2006, we may be obligated to pay up to an aggregate of $4.8 million in cash during the next 12 months and an additional $2.0 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

The competition in our industries is substantial and we may not be able to continue to successfully compete in our industries.

The EDA market and the commercial electronics design and methodology services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our design and methodology services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

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

The highly competitive markets in which we compete can put pressure on us to reduce the prices of our products. If our competitors offer deep discounts on certain products in an effort to recapture or gain market segment share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse effect on our results of operations.

We rely on our proprietary technology as well as software and other intellectual property rights licensed to us by third parties, and we cannot assure you that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such intellectual property rights from third parties.

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. The rights granted under our patents or attendant to our other intellectual property may not provide us with any competitive advantages and there is no guarantee that patents will be issued on any of our pending applications and future patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our design and methodology services business holds licenses to certain software and other intellectual property owned by third parties, including that of our competitors. Our failure to obtain, for our use, software or other intellectual property licenses or other intellectual property rights on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results or financial condition.

We could lose key technology or suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties.

There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights. For example, on November 8, 2006, an individual filed suit against us, Magma Design Automation, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of Cadence and the other defendants infringe a patent for an electronic simulation and emulation system owned by the plaintiff. The plaintiff seeks unspecified damages and attorneys’ fees and costs. We dispute the plaintiff’s claims and intend to defend the lawsuit vigorously.

Intellectual property infringement claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

•	Pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;
•	Stop licensing products or providing services that use the challenged intellectual property;
•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•	Redesign the challenged technology, which could be time-consuming and costly, or not be accomplished.

If we were compelled to take any of these actions, our business or results of operations may suffer.

If our security measures are breached and an unauthorized party obtains access to customer data, our information systems may be perceived as being unsecure and customers may curtail or stop their use of our products and services.

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

The EDA market and the commercial electronics design and methodology services industries are highly competitive and change quickly. We have responded to increased competition and changes in the industries in which we compete, in part, by restructuring our operations and at times reducing the size of our workforce. Despite our restructuring efforts in prior years, we may not achieve all of the operating expense reductions and improvements in operating margins and cash flows anticipated from those restructuring activities in the periods contemplated. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations.

As part of our restructuring activities in prior years, we have reduced the workforce in certain revenue-generating portions of our business. These reductions in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues.

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

We have a long sales cycle that generally extends at least three to six months. The length of the sales cycle may cause our revenue or operating results to vary from quarter to quarter. The complexity and expense associated with our business generally require a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 48% in 2006, 54% in 2005 and 50% in 2004. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

Fluctuations in the rate of exchange between the United States dollar and the currencies of other countries in which we conduct business could seriously harm our business, operating results or financial condition. For example, if there is an increase in the rate at which a foreign currency exchanges into United States dollars, it will take more of the foreign currency to equal the same amount of United States dollars than before the rate increase. If we price our products and services in the foreign currency, we will receive fewer United States dollars than we did before the rate increase went into effect. If we price our products and services in United States dollars, an increase in the exchange rate will result in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency.

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

Our international operations may also be subject to other risks, including:

•	The adoption or expansion of government trade restrictions;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	United States and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as computer “hacking” or the introduction of a virus into our computer systems, could significantly interfere with our business operations.

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process research and development and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received examination reports from the Internal Revenue Service proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining our provision for income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations including the RARs for the tax years 1997 through 2002. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and changes to these rules and costs resulting from tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

Failure to obtain export licenses could harm our business by rendering us unable to ship products and transfer our technology outside of the United States.

We must comply with regulations of the United States Department of Commerce and of certain other countries in shipping our software products and transferring our technology outside the United States and to foreign nationals. Although we have not had any significant difficulty complying with such regulations so far, any significant future difficulty in complying could harm our business, operating results or financial condition.

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

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of customers;
•	Loss of market segment share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problem;
•	Loss of or delay in revenue;
•	Increased service costs; and
•	Liability for damages.

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

Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. In addition, several of our facilities, including our corporate headquarters, certain of our research and development operations, and certain of our distribution operations, are in areas of San Jose, California that have been identified by the Director of the Federal Emergency Management Agency, or FEMA, as being located in a special flood area. The areas at risk are identified as being in a one hundred year flood plain, using FEMA’s Flood Hazard Boundary Map or the Flood Insurance Rate Map. If significant seismic or flooding activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

We maintain research and development and other facilities in parts of the world that are not as politically stable as the United States, and as a result we may face a higher risk of business interruption from acts of war or terrorism than businesses located only or primarily in the United States.

We maintain international research and development and other facilities, some of which are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated given that damage to or disruptions at our international research and development facilities could have an adverse effect on our ability to develop new or improve existing products as compared to other businesses which may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war or terrorism.

Risks Related to Our Securities and Indebtedness

Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

We have a substantial level of debt. As of December 30, 2006, we had $758.4 million of outstanding indebtedness as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes due 2011, or the 2011 Notes;
•	$250.0 million related to our 1.500% Convertible Senior Notes due 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes;
•	$230.4 million related to our Zero Coupon Zero Yield Senior Convertible Notes due 2023, or 2023 Notes; and
•	$28.0 million related to the term loan incurred by our wholly-owned Irish subsidiary Castlewilder, or the Term Loan, which we have guaranteed.

The level of our indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Limit our flexibility in planning for or reacting to changes in our business;
•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Convertible Senior Notes, the 2023 Notes or the Term Loan; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. In the case of the 2023 Notes, although they mature in 2023, the holders of the 2023 Notes may require us to repurchase for cash all or any portion of the 2023 Notes on August 15, 2008 for 100.25% of the principal amount, August 15, 2013 for 100.00% of the principal amount and August 15, 2018 for 100.00% of the principal amount. As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase the 2023 Notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted.

If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of the lenders under those arrangements to make such payment, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we may be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of any other indebtedness then outstanding.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness as well. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, which could potentially hinder our ability to raise capital through the issuance of our securities and will increase the costs of such registration to us.

Conversion of the 2023 Notes or the Convertible Senior Notes will dilute the ownership interests of existing stockholders.

The terms of the 2023 Notes and the Convertible Senior Notes permit the holders to convert the 2023 Notes and the Convertible Senior Notes into shares of our common stock. The 2023 Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of approximately 14.7 million shares of our common stock being issued upon conversion, subject to adjustment upon the occurrence of specified events. The terms of the Convertible Senior Notes stipulate a net share settlement, which upon conversion of the Convertible Senior Notes requires us to pay the principal amount in cash and the conversion premium, if any, in shares of our common stock based on a daily settlement amount, calculated on a proportionate basis for each day of the relevant 20 trading-day observation period. The initial conversion rate for the Convertible Senior Notes is 47.2813 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $21.15 per share of our common stock. The conversion price is subject to adjustment in some events but will not be adjusted for accrued interest, except in limited circumstances. The conversion of some or all of the 2023 Notes or the Convertible Senior Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

Prior to the conversion of the 2023 Notes, if the trading price of our common stock exceeds $22.69 per share over specified periods, basic net income per share will be diluted. We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.

Each $1,000 of principal of the 2023 Notes is initially convertible into 63.879 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the 2023 Notes may convert their 2023 Notes prior to maturity only if:

•	The price of our common stock reaches $22.69 during certain periods of time specified in the 2023 Notes;
•	Specified corporate transactions occur;
•	The 2023 Notes have been called for redemption; or
•	The trading price of the 2023 Notes falls below a certain threshold.

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of December 30, 2006, none of the conditions allowing holders of the 2023 Notes to convert had been met.

Each $1,000 of principal of the Convertible Senior Notes is initially convertible into 47.2813 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Convertible Senior Notes may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 15, 2011 in the case of the 2011 Notes and December 15, 2013 in the case of the 2013 Notes, in each case only if:

•	The price of our common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below a certain threshold.

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of December 30, 2006, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

Although the conversion price of the 2023 Notes is currently $15.65 per share, the hedge and warrant transactions that we entered into in connection with the issuance of the 2023 Notes effectively increased the conversion price of the 2023 Notes until various dates in 2008 to approximately $23.08 per share, which would result in an aggregate issuance upon conversion prior to August 15, 2008 of approximately 10.2 million shares of our common stock. We entered into hedge and warrant transactions to reduce the potential dilution from the conversion of the 2023 Notes; however, we cannot guarantee that such hedge and warrant instruments will fully mitigate the dilution. In addition, the existence of the 2023 Notes may encourage short selling by market participants because the conversion of the 2023 Notes could depress the price of our common stock.

Although the conversion price of the Convertible Senior Notes is currently $21.15 per share, we entered into hedge and separate warrant transactions to reduce the potential dilution from the conversion of the Convertible Senior Notes. However, we cannot guarantee that such hedges and warrant instruments will fully mitigate the dilution. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock.

At the option of the 2023 Noteholders and the Convertible Senior Noteholders under certain circumstances, we may be required to repurchase the 2023 Notes and the Convertible Senior Notes, as the case may be, in cash or shares of our common stock.

Under the terms of the 2023 Notes and the Convertible Senior Notes, we may be required to repurchase the 2023 Notes and the Convertible Senior Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2023 Notes and the Convertible Senior Notes, as the case may be. Following a fundamental change, in certain circumstances, we may choose to pay the repurchase price of the 2023 Notes in cash, shares of our common stock or a combination of cash and shares of our common stock. If we choose to pay all or any part of the repurchase price of the 2023 Notes in shares of our common stock, this would result in dilution to the holders of our common stock. The repurchase price for the Convertible Senior Notes in the event of a fundamental change must be paid solely in cash. These repayment obligations may have the effect of discouraging, delaying or preventing a takeover of our company that may otherwise be beneficial to investors.

Hedge and warrant transactions entered into in connection with the issuance of the Convertible Senior
     Notes and the 2023 Notes may affect the value of our common stock.

We entered into hedge transactions with various financial institutions, at the time of issuance of the Convertible Senior Notes and the 2023 Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Convertible Senior Notes and the 2023 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes and the 2023 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Convertible Senior Notes and the 2023 Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party.

Rating agencies may provide unsolicited ratings on the Convertible Senior Notes that could reduce the market value or liquidity of our common stock.

We have not requested a rating of the Convertible Senior Notes from any rating agency and we do not anticipate that the Convertible Senior Notes will be rated. However, if one or more rating agencies independently elects to rate the Convertible Senior Notes and assigns the Convertible Senior Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the Convertible Senior Notes and our common stock could be harmed. Should a decline in the market price of the Convertible Senior Notes result, as compared to the price of our common stock, this may trigger the right of the holders of the Convertible Senior Notes to convert the Convertible Senior Notes into cash and shares of our common stock.

Anti-takeover defenses in our certificate of incorporation and bylaws and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

Our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law that apply to us could make it difficult for another company to acquire control of our company. For example:

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

All or any one of these factors could limit the price that certain investors would be willing to pay for shares of our common stock and could delay, prevent or allow our board of directors to resist an acquisition of our company, even if a proposed transaction were favored by a majority of our independent stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in San Jose, California, and we own the related land and buildings. We also own buildings in India. As of December 30, 2006, the total square footage of our owned buildings was approximately 925,000.

In January 2007, we completed the sale of certain of our land and buildings in San Jose, California, representing 262,500 of our square footage owned as of December 30, 2006. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each.

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

Item 3. Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

On November 8, 2006, an individual filed suit against us, Magma Design Automation, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of Cadence and the other defendants infringe a patent for an electronic simulation and emulation system owned by the plaintiff. The plaintiff seeks unspecified damages and attorneys’ fees and costs. We dispute the plaintiff’s claims and intend to defend the lawsuit vigorously.

While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of Cadence are as follows:

Name	Age	Positions and Offices

Michael J. Fister	52	President, Chief Executive Officer and Director
Kevin Bushby	51	Executive Vice President, Worldwide Field Operations
Moshe Gavrielov	52	Executive Vice President and General Manager, Verification Division
James S. Miller, Jr.	44	Executive Vice President, Products and Technologies Organization
William Porter	52	Executive Vice President and Chief Financial Officer
R.L. Smith McKeithen	63	Senior Vice President, General Counsel and Secretary

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

JAMES S. MILLER, JR. has served as Executive Vice President, Products and Technologies Organization of Cadence since February 2006. From 2004 to 2006, Mr. Miller served as Senior Vice President, Development of Cadence. Prior to joining Cadence, Mr. Miller was at Intel Corporation from 2003 to 2004, where he was most recently Enterprise Platform Design Manager for both a multiprocessor platform and server memory technology for the Enterprise Products Group. From 1999 to 2002, Mr. Miller was Vice President of Silicon Development at Silicon Spice, and later Technical Director with Broadcom Corporation following its acquisition of Silicon Spice. From 1986 to 1998, Mr. Miller was at Intel where he held a number of leadership roles, including management of the server and workstation chipset organization and the Itanium® processor and Pentium® II processor organizations.

WILLIAM PORTER has served as Executive Vice President and Chief Financial Officer of Cadence since February 2006. From 1999 to 2006, Mr. Porter served as Senior Vice President and Chief Financial Officer of Cadence. From 1994 to 1999, Mr. Porter served as Vice President, Corporate Controller and Assistant Secretary of Cadence. Prior to joining Cadence, Mr. Porter served as Technical Accounting and Reporting Manager and as Controller of Cupertino Operations with Apple Computer, Inc.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 3, 2007, we had approximately 1,150 registered stockholders and approximately 58,715 beneficial owners of our common stock.

The following table sets forth the high and low sales price for Cadence common stock for each calendar quarter in the two-year period ended December 30, 2006:

	High	Low

2006
First Quarter	$18.50	$16.53
Second Quarter	$19.47	$16.55
Third Quarter	$17.41	$15.00
Fourth Quarter	$18.85	$16.77
2005
First Quarter	$15.00	$12.96
Second Quarter	$14.80	$13.50
Third Quarter	$16.31	$13.80
Fourth Quarter	$18.30	$15.59

The following graph compares the cumulative 5-year total return to shareholders of Cadence Design Systems, Inc.’s common stock relative to the cumulative total returns of the S & P 500 Index, the NASDAQ Composite Index and the S & P Information Technology Index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 29, 2001 and tracks it through December 30, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc., The S & P 500 Index,
The NASDAQ Composite Index And The S & P Information Technology Index

* $100 invested on 12/29/01 in stock or on 12/31/01 in index-incuding reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	December 29,	December 28,	January 3,	January 1,	December 31,	December 30,
	2001	2002	2004	2005	2005	2006

Cadence Design Systems, Inc.	100.00	54.38	81.52	61.65	75.54	79.96
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
S & P Information Technology	100.00	62.59	92.14	94.50	95.44	103.47

SALES OF UNREGISTERED EQUITY SECURITIES

On December 19, 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. See the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” below for an additional description of the Convertible Senior Notes, including the aggregate offering price, the aggregate underwriting discounts and the terms of conversion of the Convertible Senior Notes.

On December 19, 2006, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. See the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” below for an additional description of the warrants, including the aggregate proceeds received by us and the terms of conversion of the warrants.

ISSUER PURCHASES OF EQUITY SECURITIES

In August 2001, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which amount was exhausted during February 2006. In February 2006, our Board of Directors authorized a new program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. In November 2006, our Board of Directors authorized an additional program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended December 30, 2006:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased Under
	Total Number	Average	as Part of	Publicly Announced
	of Shares	Price Paid	Publicly Announced	Plans or Programs *
Period	Purchased *	Per Share	Plans or Programs	(In millions)

October 1, 2006 – November 4, 2006	2,019,588	$17.94	1,900,000	$229.4
November 5, 2006 – December 2, 2006	4,101,386	$18.66	4,099,953	$152.9
December 3, 2006 – December 30, 2006	7,063,949	$18.08	6,917,000	$527.8

Total	13,184,923	$18.24	12,916,953

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6.	Selected Financial Data – Unaudited

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Five fiscal years ended December 30, 2006
	2006		2005	2004		2003	2002
	(In thousands, except per share amounts)

Revenue		$1,483,895	$1,329,192		$1,197,480	$1,119,484		$1,287,943
Income (loss) from operations *		$224,592	$118,832		$104,148	$(21,516)		$160,579
Other income (expense), net		$70,402	$15,097		$(11,513)	$(4,047)		$(13,756)
Net income (loss) *		$142,592	$49,343		$74,474	$(17,566)		$60,339
Net income (loss) per share – assuming dilution *		$0.46	$0.16		$0.25	$(0.07)		$0.23
Total assets		$3,442,822	$3,401,312		$2,989,839	$2,817,902		$2,426,623
Convertible notes		$730,385	$420,000		$420,000	$420,000	$	----
Other long-term debt	$	----	$128,000	$	----	$61		$52,659
Stockholders’ equity		$1,699,291	$1,844,704		$1,699,970	$1,572,281		$1,644,030

*	We adopted SFAS No. 123R, “Share-Based Payment” on January 1, 2006 using the modified prospective transition method. Using the modified prospective transition method, we began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology, provide maintenance for our software and hardware and provide design and methodology services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and personal and commercial electronics systems.

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence design platforms are Incisive functional verification, Encounter digital IC design, Virtuoso custom design and Allegro system interconnect platforms. In addition, we augment these platform product offerings with a comprehensive set of DFM products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

Functional verification was the fastest growing product group of our business in 2006, driven by our Incisive verification solutions. We offer a complete solution for verification management from planning to closure. During 2006, we also introduced a significant upgrade of our Virtuoso platform. An early adopter program for this platform helped stimulate demand. This release is the most significant upgrade to the custom product line in many years. Finally, in late 2006 we introduced the Logic Design Team solution, which combines technology from our Incisive verification and Encounter digital design platforms to create an integrated, front-end environment for logic designers.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully below under the heading “Results of Operations” below.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, restructuring charges and valuation of stock-based awards have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Revenue recognition

We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We also apply the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.

We license software using three different license types:

•	Subscription licenses;
•	Term licenses; and
•	Perpetual licenses.

Subscription licenses – Our subscription license arrangements offer our customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to three years, with no rights to return;

•	Use unspecified additional software products that become commercially available during the term of the arrangement; and
•	Remix among the software products delivered at the outset of the arrangement, as well as the right to remix into other unspecified additional software products that may become available during the term of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement. The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them.

In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the later of the effective date of the arrangement or delivery of the software product. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered maintenance that was established in connection with the sale of our term licenses.

Term licenses – Our term license arrangements offer our customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to three years, with no rights to return; and
•	Remix among the software products delivered at the outset of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement.

The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them. In general, revenue associated with term licenses is recognized upon the later of the effective date of the arrangement or delivery of the software product.

Perpetual licenses – Our perpetual licenses consist of software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.

Persuasive evidence of an arrangement – Generally, we use a contract signed by the customer as evidence of an arrangement for subscription and term licenses and hardware leases. If a contract signed by the customer does not exist, we have historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements of approximately $10,000 or less. For all other service engagements, we use a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the most persuasive evidence of the arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

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

Significant judgment is involved in assessing whether a fee is fixed or determinable. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on our results of operations.

Collection is probable – We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. We have concluded that collection is not probable for license arrangements executed with customers in certain countries. If in our judgment collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our experience has been that we are able to estimate whether collection is probable. While we do not expect that experience to change, if we were to determine that collection is not probable for any license arrangement, particularly those with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on our results of operations.

Vendor-specific objective evidence of fair value – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of a term or perpetual license arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Our experience has been that we are able to estimate VSOE.

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 2% of total revenue for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005. Upon the sale of an installment contract, we recognize the remaining finance fee revenue associated with the installment contract.

Services revenue – Services revenue consists primarily of revenue received for performing design and methodology services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.

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

We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our consolidated financial position or results of operations.

Restructuring charges

We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as amended. From fiscal 2001 through fiscal 2005, we undertook significant restructuring initiatives. All restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with Emerging Issues Task Force, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.” For restructuring activities initiated after fiscal 2002, we accounted for the leased facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, for all periods presented, we accounted for the asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For all periods presented, the severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

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

Valuation of stock-based awards

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected volatility of our stock, the expected term of stock options, the risk-free interest rate for the period, expected dividends and expected forfeitures. The computation of the expected volatility assumption used in the Black-Scholes pricing model for option grants is based on implied volatility calculated using an average of the volatility of publicly traded options for our common stock and our 2023 Notes. We use this approach to determine volatility because options for our common stock are actively traded, the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee stock options, the traded options have exercise prices that are both near-the-money and close to the exercise price of the employee stock options, and the remaining maturities of the traded options on which the estimate is based are at least one year. When establishing the expected life assumption, we review annual historical employee exercise behavior with respect to option grants having similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that we expect to be forfeited. We calculate a separate expected forfeiture rate for both stock options and restricted stock issuances based on historical trends. The valuation of all options and the expected forfeiture rates for options and restricted stock are calculated based on one employee pool as there is no significant difference in exercise behavior between classes of employees. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Results of Operations

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different terms of use for our products, such as:

•	The right to access new technology;
•	The duration of the license; and
•	Payment terms.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” above for an additional description of license types and timing of revenue recognition.

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

The value and duration of contracts, and consequently product revenue recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements (e.g., subscription to term) with existing customers.

Revenue and Revenue Mix

We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into “platforms,” which are included in the various product groups described below.

Our product groups are:

Functional Verification: Products in this group, which include the Incisive functional verification platform, are used to verify that the high level, logical specification of an IC design is correct.

Digital IC Design: Products in this group, which include the Encounter digital IC design platform, are used to accurately convert the high-level, logical specification of a digital IC into a detailed physical blueprint and then detailed design information showing how the IC will be physically implemented. This data is used for creation of the photomasks used in chip manufacture.

Custom IC Design: Our custom design products, which include the Virtuoso custom design platform, are used for ICs that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks and standard cell libraries. Detailed design information showing how an IC will be physically implemented is used for creation of the photomasks used in chip manufacture.

System Interconnect: This product group consists of our PCB and IC package design products, including the Allegro and OrCAD products. The Allegro system interconnect platform offering focuses on system interconnect design platform, which enables consistent co-design of ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.

Revenue by Year

The following table shows our revenue for the fiscal years 2006, 2005 and 2004 and the percentage change in revenue between years:

				% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)

Product	$982.7	$851.5	$729.8	15%	17%
Services	134.9	126.2	137.0	7%	(8)%
Maintenance	366.3	351.5	330.7	4%	6%

Total revenue	$1,483.9	$1,329.2	$1,197.5	12%	11%

2006 compared to 2005

Product revenue was higher in 2006, as compared to 2005, primarily because of increased revenue from licenses for Functional Verification and Custom IC Design products, partially offset by a small decrease in revenue from licenses for Design for Manufacturing products. Functional verification was the fastest growing platform in 2006. Services revenue increased in 2006 as compared to 2005 due to an increase in utilization and realization rates for our services personnel.

2005 compared to 2004

Product revenue was higher in 2005, as compared to 2004, primarily because of increased revenue from licenses for Digital IC Design, Functional Verification and Custom IC products. Services revenue was lower in 2005, as compared to 2004, due to our reduced capacity to satisfy demand for our design services after having implemented certain restructuring activities.

Revenue by Product Group

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other in fiscal 2006, 2005 and 2004:

	2006	2005	2004

Functional Verification	24%	21%	17%
Digital IC Design	24%	28%	25%
Custom IC Design	27%	25%	27%
System Interconnect	9%	8%	9%
Design for Manufacturing	7%	9%	9%
Services and other	9%	9%	13%

Total	100%	100%	100%

As described under the heading “Critical Accounting Estimates” above, certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and therefore the revenue allocated in the above table may differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the customer individually licensed each specific software solution at the onset of the arrangement. However, during the term of the arrangement, we reevaluate the allocation of revenue based on actual deployment of our products.

The decrease in percentage of Services and other in 2005, as compared to 2004, is primarily due to $11.0 million of revenue recognized from the sale of IP in 2004. This sale of IP in 2004 is included in Services and other in the preceding table and in Product revenue in the accompanying Consolidated Income Statements.

Revenue by Geography

				% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)

United States	$765.1	$613.2	$598.9	25%	2%
Other North America	31.3	20.3	27.0	54%	(25)%
Europe	284.4	245.0	261.9	16%	(6)%
Japan	247.9	333.2	191.2	(26)%	74%
Asia	155.2	117.5	118.5	32%	(1)%

Total revenue	$1,483.9	$1,329.2	$1,197.5	12%	11%

Revenue by Geography as a Percentage of Total Revenue

	2006	2005	2004

United States	52%	46%	50%
Other North America	2%	2%	2%
Europe	19%	18%	22%
Japan	17%	25%	16%
Asia	10%	9%	10%

Total revenue	100%	100%	100%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No single customer accounted for 10% or more of total revenue in 2006, 2005 or 2004.

Changes in foreign currency exchange rates, primarily due to fluctuations of the Japanese yen in relation to the United States dollar, caused our revenue to decrease by $12.0 million in 2006, as compared to 2005, and to decrease by $5.7 million in 2005, as compared to 2004. Additional information about revenue and other financial information by geography can be found in Note 21 to our Consolidated Financial Statements.

Stock-based Compensation Expense Summary

We adopted SFAS No. 123R on January 1, 2006, which resulted in an increase in stock-based compensation expense of $64.1 million in 2006 as compared to 2005. Stock-based compensation expense is reflected throughout our costs and expenses in fiscal 2006, 2005 and 2004 as follows:

	2006	2005		2004
	(In millions)

Cost of product	$0.2	$	----	$0.1
Cost of services	4.0		0.6	1.4
Cost of maintenance	2.5		0.4	0.9
Marketing and sales	23.9		9.1	7.5
Research and development	50.9		19.3	17.1
General and administrative	22.5		10.5	4.4

Total	$104.0		$39.9	$31.4

Cost of Revenue

				% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)

Product	$66.8	$79.7	$82.0	(16)%	(3)%
Services	$96.5	$91.9	$91.0	5%	1%
Maintenance	$63.8	$59.8	$53.1	7%	13%

Cost of Revenue as a Percentage of Related Revenue

	2006	2005	2004

Product	7%	9%	11%
Services	72%	73%	66%
Maintenance	17%	17%	16%

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

A summary of Cost of product in fiscal 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In millions)

Product related costs	$33.6	$29.1	$38.0
Amortization of acquired intangibles	33.2	50.6	44.0

Total Cost of product	$66.8	$79.7	$82.0

2006 compared to 2005

Cost of product decreased $12.9 million in 2006 as compared to 2005, primarily due to:

•	A decrease of $17.4 million in amortization of acquired intangibles due to the full amortization of certain acquired intangibles; partially offset by
•	An increase of $5.3 million in hardware costs attributable to increased hardware sales.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period. Assuming no changes to our current portfolio of intangibles, we expect the Amortization of acquired intangibles component of Cost of product to continue decreasing as the amortization periods assigned upon the purchase of certain intangibles are completed.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services increased $4.6 million in 2006 as compared to 2005 primarily due to:

•	An increase of $3.4 million in stock-based compensation expense due to our adoption of SFAS No. 123R; and
•	An increase of $1.2 million in salary, benefits and other employee-related costs.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs for certain employees, and documentation of maintenance updates. Cost of maintenance increased $4.0 million in 2006 as compared to 2005 primarily due to:

•	An increase of $2.1 million in stock-based compensation due to our adoption of SFAS No. 123R; and
•	An increase of $1.0 million in salary, benefits and other employee-related costs.

2005 compared to 2004

Cost of product decreased $2.3 million in 2005, as compared to 2004, primarily due to:

•	A decrease of $13.5 million in the cost of hardware products sold as a result of sales of products with lower costs; partially offset by
•	An increase of $6.6 million in amortization of intangibles due to an increase in acquired intangibles associated with our acquisition of Verisity; and
•	An increase of $1.6 million in royalty expenses.

Cost of services increased $0.9 million in 2005, as compared to 2004, primarily due to:

•	An increase of $3.2 million in salary and benefits costs; partially offset by
•	A decrease of $1.5 million in other operating expenses; and
•	A decrease of $0.8 million in stock-based compensation.

Cost of maintenance increased $6.7 million in 2005, as compared to 2004, primarily due to:

•	An increase of $3.7 million in salary and benefit costs; and
•	An increase of $3.1 million in amortization of intangible assets.

Operating Expenses

				% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)

Marketing and sales	$405.6	$366.2	$333.1	11%	10%
Research and development	460.1	390.7	368.1	18%	6%
General and administrative	143.3	129.6	87.9	11%	47%

Total operating expenses	$1,009.0	$886.5	$789.1	14%	12%

Operating Expenses as a Percentage of Total Revenue

	2006	2005	2004

Marketing and sales	27%	28%	28%
Research and development	31%	29%	31%
General and administrative	10%	10%	7%

Operating Expense Summary

2006 compared to 2005

Overall operating expenses increased $122.5 million in 2006, as compared to 2005, primarily due to:

•	An increase of $58.4 million in stock-based compensation expense due to our adoption of SFAS No. 123R; and
•	An increase of $49.2 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and commission costs, in part due to our acquisition of Verisity Ltd., or Verisity, in the second quarter of 2005.

2005 compared to 2004

Operating expenses increased $97.4 million in 2005, as compared to 2004, primarily due to:

•	An increase of $63.3 million in employee salary and benefit costs, primarily due to our acquisition of Verisity and increased bonus and commission costs;
•	An increase of $9.9 million in stock-based compensation expense due to grants of restricted stock and the assumption of options in our acquisitions;
•	An increase of $8.6 million in losses associated with the sale of installment contract receivables; and
•	An increase of $7.1 million in costs related to the retirement of our Executive Chairman and former President and Chief Executive Officer in 2005; partially offset by
•	Our restructuring activities, as discussed below.

Marketing and Sales

2006 compared to 2005

Marketing and sales expenses increased $39.4 million in 2006, as compared to 2005, primarily due to:

•	An increase of $14.8 million in stock-based compensation expense due to our adoption of SFAS No. 123R;
•	An increase of $18.2 million in employee salary, commissions, benefits and other employee-related costs due to increased hiring of sales and technical personnel, and higher commissions earned resulting from an increase in 2006 sales performance; and
•	An increase of $7.8 million in marketing programs and customer-focused conferences due to our new marketing initiatives and increased travel to visit our customers.

2005 compared to 2004

Marketing and sales expenses increased $33.1 million in 2005, as compared to 2004, primarily due to:

•	An increase of $29.4 million in employee salary, commission and benefit costs due to increased hiring of sales and technical personnel and higher employee bonuses and commissions; and
•	An increase of $1.6 million in stock-based compensation expense due to grants of restricted stock and the assumption of options in our acquisitions; partially offset by
•	A decrease of $1.9 million in marketing program costs.

Research and Development

2006 compared to 2005

Research and development expenses increased $69.4 million in 2006, as compared to 2005, primarily due to:

•	An increase of $31.6 million in stock-based compensation expense due to our adoption of SFAS No. 123R;
•	An increase of $28.3 million in employee salary, benefits and other employee-related costs due to increased staffing to support product development and higher employee salaries;
•	An increase of $3.9 million in third-party development costs; and
•	An increase of $3.3 million in computer equipment lease costs and maintenance costs associated with third-party software.

2005 compared to 2004

Research and development expense increased $22.6 million in 2005, as compared to 2004, primarily due to:

•	An increase of $24.0 million in employee salary and benefit costs, primarily due to our acquisition of Verisity and increased staffing to support product development; and
•	An increase of $2.2 million in stock-based compensation expense due to grants of restricted stock and the assumption of options in our acquisitions; partially offset by
•	A decrease of $3.9 million in depreciation expense.

General and Administrative

2006 compared to 2005

General and administrative expenses increased $13.7 million in 2006, as compared to 2005, primarily due to:

•	An increase of $12.0 million in stock-based compensation expense due to our adoption of SFAS No. 123R; and
•	An increase of $9.6 million in losses on the sale of installment contract receivables due to higher discount rates; partially offset by
•	A decrease of $7.1 million in costs related to the retirement of our Executive Chairman and former President and Chief Executive Officer in 2005; and
•	A decrease of $3.6 million in bad debt expense.

2005 compared to 2004

General and administrative expense increased $41.7 million in 2005, as compared to 2004, primarily due to:

•	An increase of $9.9 million in employee salary and benefit costs due to higher employee salaries and increased bonuses;
•	An increase of $8.6 million in losses on the sale of installment contract receivables due to an increase in the number of sales of installment contract receivables;
•	An increase of $7.1 million in costs related to the retirement of our Executive Chairman and former President and Chief Executive Officer in 2005;
•	An increase of $6.1 million in stock-based compensation expense due to grants of restricted stock and the assumption of options in our acquisitions; and
•	An increase of $5.2 million in legal and consulting services; partially offset by
•	A decrease of $1.2 million in professional fees related to our annual audit and Sarbanes-Oxley Section 404 compliance.

Amortization of Acquired Intangibles

	2006	2005	2004
	(In millions)

Amortization of acquired intangibles	$23.1	$47.8	$55.7

Assuming no changes to our current portfolio of intangibles, we expect the Amortization of acquired intangibles to continue decreasing as the amortization periods assigned upon the purchase of certain intangibles are completed.

2006 compared to 2005

Amortization of acquired intangibles decreased $24.7 million in 2006, as compared to 2005. Amortization of acquired intangible assets from prior year acquisitions decreased $27.5 million during 2006 due to the full amortization of certain acquired intangibles. This decrease was partially offset by $2.8 million of amortization of intangibles acquired during 2006.

2005 compared to 2004

Amortization of acquired intangibles decreased $7.9 million in 2005, as compared to 2004. Amortization of acquired intangible assets from prior year acquisitions decreased $21.0 million during 2005 due to the full amortization of certain acquired intangibles. This decrease was partially offset by $13.1 million of amortization of intangibles acquired during 2005.

Restructuring and Other Charges

We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently while improving operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of December 30, 2006.

In addition, we have recorded estimated provisions for termination benefits and outplacement costs, long-term asset impairments, and other restructuring costs. Each reporting period, we evaluate the adequacy of the lease loss accrual for each plan of restructuring. We adjust the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. We also consider executed sublease agreements and adjust the lease loss accrual if sublease income under the agreement differs from initial estimates.

During 2005, in conjunction with the workforce reduction in our European design services business, we completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. We leased back a portion of the facility for the next two years and another portion for ten years, with an option to terminate the ten year lease after five years. We deferred the gain on the sale and are recognizing the gain ratably over the maximum lease term of ten years.

A summary of restructuring and other charges by plan of restructuring in fiscal years 2006, 2005 and 2004 is as follows:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities		Other		Total
	(In millions)

2006:
2005 Plan	$(0.1)	$	----	$	----	$	----	$(0.1)
2003, 2002 and 2001 Plans	----		----		(0.7)		----	(0.7)

Total 2006	$(0.1)	$	----		$(0.7)	$	----	$(0.8)

2005:
2005 Plan	$20.8		$2.4		$2.4	$	----	$25.6
2004 Plan	(0.4)		----		----		----	(0.4)
2003, 2002 and 2001 Plans	----		----		10.1		----	10.1

Total 2005	$20.4		$2.4		$12.5	$	----	$35.3

2004:
2004 Plan	$7.0		$0.2	$	----		$9.4	$16.6
2003, 2002 and 2001 Plans	(1.3)		(4.0)		2.2		----	(3.1)

Total 2004	$5.7		$(3.8)		$2.2		$9.4	$13.5

Due to the immateriality of the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring, they have been combined in the above table.

Frequently, asset impairments are based on significant estimates and assumptions, particularly regarding remaining useful life and utilization rates. We may incur other charges in the future if management determines that the useful life or utilization of certain long-lived assets has been reduced.

The initial facility closure and space reduction costs included in these restructurings were comprised of payments required under leases, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and other contractual charges. To estimate the initial lease loss, which is the loss after our cost recovery efforts from subleasing all or part of a building, management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

As of December 30, 2006, our accrued estimate of the lease loss related to all restructuring activities initiated since 2001 was $31.3 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Since 2001, we have recorded facilities consolidation charges, net of credits, of $97.0 million under the 2001 through 2005 Restructurings related to space reductions or facility closures of 49 sites. As of December 30, 2006, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.

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

Our workforce reduction activities related to the 2004 Restructuring and the 2005 Restructuring were completed prior to December 31, 2005. We recorded a credit during the twelve months ended December 30,

2006 to remove the remaining severance and benefits accrual related to the 2005 Restructuring. The other activity recorded in each of the restructuring plans for the year ended December 30, 2006 relates to payment of remaining lease obligations net of sublease payments received and changes in estimate related to lease loss accruals.

We expect to incur an additional $1.0 million to $2.0 million of future costs in connection with the 2005 Restructuring and an additional $3.0 million to $5.0 million of future costs in connection with the 2003 Restructuring, primarily for facilities-related charges, which will be expensed as incurred. The actual amount of additional costs incurred could vary depending on changes in market conditions and the timing of these restructuring activities.

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

The following table summarizes our write-offs of acquired in-process research and development charges in fiscal 2006, 2005 and 2004:

	2006		2005	2004
	(In millions)

Verisity Ltd.	$	----	$9.4	$	----
Neolinear, Inc.		----	----		7.0
Other 2004 acquisition		----	----		2.0
Other 2006 acquisition		0.9	----		----

Total in process research and development		$0.9	$9.4		$9.0

The following table summarizes, as of December 30, 2006, the status of in-process research and development acquired in fiscal 2006, 2005 and 2004:

				Estimated
			Expenditures	Remaining
			Incurred to	Expenditures
			Complete	to Complete
			In-Process	In-Process
	Discount	Commercial	Research and	Research and
	Rates	Feasibility	Development	Development
			(In millions)

Verisity Inc.	19% to 32%	December 2006	$4.3	$ ----
Neolinear, Inc.	28%	December 2004	7.2	----
Other 2004 acquisition	30%	December 2004	0.8	----
Other 2006 acquisition	33%	January 2007	0.3	----

Total Expenditures			$12.6	$ ----

Loss on Extinguishment of Debt

We recorded a Loss on extinguishment of debt of $40.8 million during the year ended December 30, 2006, which includes a premium paid to repurchase a portion of the 2023 Notes of $38.9 million and a write-off of the related portion of unamortized deferred costs of issuing the 2023 Notes of $1.9 million.

Interest Expense

	2006	2005	2004
	(In millions)

Interest expense	$12.3	$5.4	$6.2

2006 compared to 2005

Interest expense increased $6.9 million in 2006, as compared to 2005, primarily due to the increased interest of $6.4 million related to the Term Loan.

2005 compared to 2004

Interest expense decreased $0.8 million in 2005, as compared to 2004, primarily due to a decrease of $0.6 million in imputed interest on acquisition-related payments that occur over time.

Other income (expense), net

Other income (expense), net, for fiscal 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In millions)

Interest income	$39.3	$15.6	$5.6
Gains on sale of non-marketable securities	19.9	2.5	5.7
Gains on available-for-sale securities	6.7	9.2	6.8
Gains (losses) on trading securities in Cadence’s non-qualified deferred compensation trust	3.7	6.6	(5.0)
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	2.7	----	----
Gains (losses) on foreign exchange	1.9	4.5	(1.4)
Telos termination costs	----	(2.6)	----
Telos management fees	(0.9)	(2.4)	(2.5)
Equity loss from investments	(1.2)	(6.5)	(16.9)
Write-down of investments	(2.5)	(10.9)	(4.2)
Other income (expense)	0.8	(0.9)	0.4

Total other income (expense), net	$70.4	$15.1	$(11.5)

The increases in interest income in 2006, as compared to 2005, and in 2005, as compared to 2004, were due to increases in our Cash and cash equivalents balances as well as higher interest rates applicable to those balances.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners L.P., a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust were the sole limited partners, was sold for consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that could have been asserted against KhiMetrics on or before the first anniversary of the acquisition. The escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics in January and February 2007. No gain was recorded on amounts held in escrow during 2006. In connection with this sale, we received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during the year ended December 30, 2006.

In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during the year ended December 30, 2006.

Provision for Income Taxes

The provision for income taxes and the effective tax rates in fiscal 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In millions, except percentages)

Provision for income taxes	$99.7	$79.1	$12.0
Effective tax rate	41%	62%	14%

2006 compared to 2005

Our effective tax rate decreased in 2006, as compared to 2005, primarily due to the $30.1 million of non-recurring federal, state and foreign income taxes incurred upon our 2005 repatriation of $500.0 million of certain foreign earnings under the American Jobs Creation Act, which increased the 2005 annual effective tax rate by approximately 23 percentage points.

2005 compared to 2004

Our effective tax rate increased in 2005, as compared to 2004, primarily due to the non-recurring income taxes related to our 2005 repatriation of certain foreign earnings, and an increase in foreign income tax expense from operations in 2005.

Outlook for 2007

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal year 2007. The cumulative effect of applying FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on our Consolidated Balance Sheet) for fiscal year 2007. We are currently studying the transition effects of adopting FIN No. 48 and we are not yet able to assess the impact of FIN No. 48 on our 2007 financial statements and, therefore, we are not currently able to disclose the expected effect of its adoption nor our outlook for the fiscal 2007 effective tax rate.

As of December 30, 2006, we had total net deferred tax assets of approximately $150.1 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we have with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining our provision for income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations including the RARs for the tax years 1997 through 2002. We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our portfolio of Cash and cash equivalents. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our Cash and cash equivalents and costs associated with foreign currency hedges.

We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio of Cash and cash equivalents includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of December 30, 2006. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Consolidated Balance Sheet as of December 30, 2006.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Commercial Paper – fixed rate	$848.3	5.43%
Cash – variable rate	46.1	2.85%
Cash equivalents – variable rate	6.0	5.19%
Cash equivalents – fixed rate	11.6	1.64%

Total interest-bearing instruments	$912.0	5.25%

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

The following table provides information, as of December 30, 2006, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured prior to January 12, 2007.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$116.9	117.08
British pound sterling	41.9	0.51
European Union euro	15.3	0.75
Indian rupee	10.8	44.95
Other	19.9

Total	$204.8

Estimated fair value	$2.0

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

       1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Factors Affecting Liquidity and Capital Resources” below.

       Zero Coupon Zero Yield Senior Convertible Notes due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with one of the initial purchasers and in a separate transaction, sold warrants to one of the initial purchasers to reduce the potential dilution from the conversion of the 2023 Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the 2023 Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Factors Affecting Liquidity and Capital Resources” below.

       Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program.

Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Consolidated Balance Sheets, was $23.7 million as of December 30, 2006 and $33.0 million as of December 31, 2005. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or will be successful or that we will be able to liquidate a particular investment when desired. Accordingly, we could lose all or part of our investment.

Our investments in non-marketable equity securities had a carrying amount of $31.4 million as of December 30, 2006 and $37.9 million as of December 31, 2005. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Income Statements.

Liquidity and Capital Resources

	As of and for the years ended
	December 30,	%	December 31,	%	January 1,
	2006	Change	2005	Change	2005
	(In millions, except percentages)
Cash, cash equivalents and short-term investments	$958.4	7%	$894.6	51%	$593.0
Net working capital	$763.9	14%	$670.5	29%	$521.0
Cash provided by operating activities	$421.2	(1)%	$426.3	14%	$372.5
Cash used for investing activities	$(111.8)	(50)%	$(222.7)	4%	$(215.0)
Cash provided by (used for) financing activities	$(233.9)	(214)%	$205.3	(1,073)%	$(21.1)

Cash, cash equivalents and short-term investments

As of December 30, 2006, our principal sources of liquidity consisted of $958.4 million of Cash and cash equivalents and short-term investments, as compared to $894.6 million as of December 31, 2005 and $593.0 million as of January 1, 2005. The primary sources of our cash in 2006 and 2005 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for design and methodology services;
•	Borrowings under the Term Loan;
•	Proceeds from the sale of receivables and proceeds from the exercise of stock options;
•	Proceeds from the issuance of the Convertible Senior Notes in 2006;
•	Proceeds from the separate warrant sale transactions entered into in connection with the issuance of the Convertible Senior Notes in 2006;
•	Proceeds from the termination of a portion of the hedge transactions originally entered into in connection with the issuance of our 2023 Notes; and
•	Common stock purchases under our employee stock purchase plans.

Our primary uses of cash in 2006 and 2005 consisted of:

•	Payments relating to payroll, product, services and other operating expenses;
•	Payments of taxes;
•	Purchases of property, plant and equipment;
•	Payments of long-term debt and repurchases of a portion of the 2023 Notes;
•	Payments made to purchase the hedges in connection with our issuance of the Convertible Senior Notes;
•	Payments made to terminate a portion of the warrant transactions originally entered in connection with the issuance of our 2023 notes;
•	Purchases of treasury stock; and
•	Payments related to business acquisitions.

Net working capital

Net working capital increased $93.4 million as of December 30, 2006, as compared to December 31, 2005, primarily due to:

•	An increase of $73.0 million in Cash and cash equivalents;
•	A decrease of $40.8 million in Accounts payable and accrued liabilities;
•	A decrease of $13.0 million in Current portion of deferred revenue; partially offset by
•	A decrease of $43.6 million in Accounts receivable, net; and
•	A decrease of $9.2 million in Short-term investments.

Net working capital increased $149.5 million as of December 31, 2005, as compared to January 1, 2005, primarily due to:

•	An increase of $301.6 million in Cash and cash equivalents and short-term investments; partially offset by
•	A decrease of $102.0 million in Accounts receivable, net;
•	An increase of $22.6 million in Accounts payable and accrued liabilities; and
•	An increase of $32.0 million in Current portion of long-term debt.

Cash flows from operating activities

Cash flows from operating activities are provided by net income, adjusted for certain non-cash charges, as well as changes in the balance of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During 2006, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $180.6 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $192.1 million in 2005 and $30.1 million in 2004.

2006 compared to 2005

Net cash provided by operating activities decreased by $5.1 million in 2006, as compared to 2005. The decrease was primarily due to:

•	An increase of $71.8 million in payments of Accounts payable and accrued liabilities;

•	A decrease of $68.3 million in cash received from the collection of Receivables and Installment contract receivables; and
•	A decrease of $37.6 million in Depreciation and amortization; partially offset by
•	An increase of $93.2 million in net income;
•	An increase of $40.8 million in Loss on extinguishment of debt; and
•	An increase of $64.1 million in Stock-based compensation.

2005 compared to 2004

Net cash provided by operating activities increased by $53.8 million in 2005, as compared to 2004. The increase was primarily due to:

•	An increase of $162.0 million in Proceeds from the sale of receivables; and
•	A decrease of $18.3 million in payments of Accounts payable and accrued liabilities; partially offset by
•	A decrease of $25.1 million in net income;
•	A decrease of $71.9 million in cash received from collection of Receivables and Installment contract receivables; and
•	An increase of $14.8 million in Other assets.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Purchases and proceeds from short-term investments;
•	Acquiring businesses, assets and intangibles; and
•	Investing in venture capital partnerships and equity investments.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners L.P., a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust were the sole limited partners, was sold for consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that could have been asserted against KhiMetrics on or before the first anniversary of the acquisition. The escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics in January and February 2007. No gain was recorded on amounts held in escrow during 2006. In connection with this sale, we received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during the year ended December 30, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during the year ended December 30, 2006.

2006 compared to 2005

Net cash used for investing activities decreased by $110.9 million in 2006, as compared to 2005. The decrease was primarily due to:

•	A decrease of $180.8 million in Purchases of short-term investments; and
•	A decrease of $231.4 million in Cash paid in business combinations, net of cash acquired and acquisition of intangibles; partially offset by
•	A decrease of $289.2 million in Proceeds from the sale of short-term investments; and
•	A decrease of $33.3 million in Proceeds from the sale of property, plant and equipment.

2005 compared to 2004

Net cash used for investing activities increased by $7.7 million in 2005, as compared to 2004. The increase was primarily due to:

•	An increase of $182.0 million in Cash paid in business combinations and asset acquisitions, net of cash acquired; partially offset by

•	An increase of $141.2 million in Proceeds from the sale of short-term investments, net of Purchases of short-term investments; and
•	An increase of $30.0 million in Proceeds from the sale of property, plant and equipment.

Cash flows from financing activities

Financing cash flows consisted primarily of net proceeds from the issuance of the Convertible Senior Notes in 2006, including payments for the hedge transactions and the proceeds from the separate warrant transactions, payments on the Term Loan in 2006, proceeds received from the Term Loan in 2005, the repurchase of treasury stock and the issuance of stock under certain employee plans in both 2006 and 2005.

2006 compared to 2005

Net cash used for financing activities was $233.9 million in 2006, as compared to net cash provided by financing activities of $205.3 million in 2005, a decrease of $439.2 million. The decrease was primarily due to:

•	An increase of $393.0 million in Purchases of treasury stock;
•	The repurchase of $228.5 million of the 2023 Notes;
•	A decrease of $160.0 million in Proceeds from Term Loan;
•	An increase of $131.9 million in Principal payments on long-term debt, primarily the Term Loan; and
•	An increase of $119.8 million in Purchase of call options, or hedges, in connection with the Convertible Senior Notes; partially offset by
•	An increase of $500.0 million in Proceeds from issuance of the Convertible Senior Notes;
•	An increase of $55.9 million in Proceeds from sale of call options, or hedges, in connection with the 2023 Notes; and
•	An increase of $39.4 million in Proceeds from sale of common stock warrants in connection with the Convertible Senior Notes.

2005 compared to 2004

Net cash provided by financing activities was $205.3 million in 2005, as compared to net cash used for financing activities of $21.1 million in 2004, an increase of $226.4 million. The increase of cash provided by financing activities was primarily due to:

•	An increase of $160.0 million in Proceeds from the Term Loan; and
•	An increase of $71.2 million in Proceeds from issuances of common stock; partially offset by
•	An increase of $7.0 million in Purchases of treasury stock.

Other Factors Affecting Liquidity and Capital Resources

       Income Taxes

We provide for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. As of December 30, 2006, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $274.0 million. As of December 30, 2006, the unrecognized deferred tax liability for these earnings was approximately $84.0 million.

The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

For an additional description of the IRS examinations for the years 1997 through 1999 and 2000 through 2002, see the discussion under the heading “Provision for Income Taxes” above.

       Term Loan

In December 2005, our Irish subsidiary, Castlewilder, entered into a syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, and Bank of America, N.A., as Administrative Agent. The Credit Agreement provides for a three-year $160.0 million unsecured term loan, or Term Loan. Under the terms of the Credit Agreement, Castlewilder, at its election, may prepay the loan, in whole or in part, with no prepayment fee. During the year ended December 30, 2006, Castlewilder made quarterly principal payments of $32.0 million, plus additional prepayments of $100.0 million of the principal amount due under the loan, thereby reducing principal payments due under the Term Loan in 2007 and 2008. As of December 30, 2006, scheduled principal payments on the Term Loan due during 2007 are $28.0 million.

       1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts, that were recorded in Other long-term assets on the Consolidated Balance Sheet as of December 30, 2006 and are being amortized to interest expense over the term of the Convertible Senior Notes. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of our Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the 2023 Notes.

Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of one of the following events:

•	The price of our common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below a certain threshold.

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. We may not redeem the Convertible Senior Notes prior to maturity.

The initial conversion rate for the Convertible Senior Notes is 47.2813 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $21.15 per share of our common stock. Upon conversion, a holder will receive the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the conversion date. The daily settlement amount during each date of the observation period consists of:

•	Cash up to the principal amount of the note; and
•	Our common stock to the extent that the conversion value exceeds the amount of cash paid upon conversion of the Convertible Senior Notes.

In addition, if a fundamental change occurs prior to maturity, we will, in certain cases, increase the conversion rate by an amount up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which more than 50% of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% shares of common stock, or depositary receipts representing such shares, that are:

•	Listed on, or immediately after the transaction or event will be listed on, a United States national securities exchange; or
•	Approved, or immediately after the transaction or event will be approved, for quotation on a United States system of automated dissemination of quotations of securities prices similar to the NASDAQ National Market prior to its designation as a national securities exchange.

As of December 30, 2006, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $118.3 million as of December 30, 2006. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $42.6 million as of December 30, 2006. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is not considered anti-dilutive.

       Zero Coupon Zero Yield Senior Convertible Notes due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of $406.4 million after transaction fees of $13.6 million that were recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The 2023 Notes were issued by us at par and bear no interest. The 2023 Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. In connection with the issuance of the Convertible Senior Notes in December 2006, we repurchased $189.6 million principal amount of the 2023 Notes, reducing the aggregate number of shares to be issued upon conversion to 14.7 million.

We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. In addition, we may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.

Each $1,000 of principal of the 2023 Notes will initially be convertible into 63.8790 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the 2023 Notes may convert their 2023 Notes prior to maturity only if:

•	The price of our common stock reaches $22.69 during certain periods of time specified in the 2023 Notes;
•	Specified corporate transactions occur;
•	The 2023 Notes have been called for redemption; or
•	The trading price of the 2023 Notes falls below a certain threshold.

In the event of a fundamental change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in our corporate ownership or structure, in certain circumstances we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 30, 2006, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

In connection with the issuance of the Convertible Senior Notes in December 2006, a portion of the proceeds were used to purchase in the open market 2023 Notes with a principal balance of $189.6 million for a total purchase price of $228.5 million. In connection with this purchase, we incurred expenses of $40.8 million for the early extinguishment of debt. The loss on early extinguishment of debt included the call premium on the purchased 2023 Notes and the write-off of a portion of the unamortized deferred debt issuance costs.

Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with a financial institution whereby we originally acquired options to purchase up to 26.8 million shares of our common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the hedge transactions to us was $134.6 million. In connection with the purchase of a portion of the 2023 Notes in December 2006, we also sold 12.1 million of the hedges that were originally purchased in connection with the 2023 Notes and received proceeds of $55.9 million.

In addition, we sold warrants for our common stock to a financial institution for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the 2023 Notes in December 2006, we also purchased 12.1 million of the warrants for our common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million. The remaining outstanding warrants will be included in diluted EPS to the extent the impact is not considered anti-dilutive.

As of December 30, 2006, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $68.3 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $12.0 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

       Sale-leaseback Agreement

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sale price of $46.5 million. Concurrently with the sale, we leased back from the purchaser approximately 262,500 square feet of office space, which represents all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each. We have committed to lease payments related to this lease of $2.2 million in 2007, $2.4 million in 2008 and $0.2 million in 2009.

We received cash payment for the full sale price in January 2007. During the lease term, we intend to construct an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $22.0 million in cash during 2007 to begin construction on this new building.

Contractual Obligations and Off Balance Sheet Arrangements

A summary of our contractual obligations as of December 30, 2006 is as follows:

	Payments Due by Period
		Less			More
	Total	Than 1 Year	1-3 Years	3-5 Years	Than 5 Years
	(In millions)

Operating lease obligations	$135.4	$33.9	$44.9	$19.9	$36.7
Purchase obligations	20.7	19.6	1.1	----	----
Term loan	28.0	28.0	----	----	----
Convertible notes	730.4	----	230.4	250.0	250.0
Contractual interest payments	44.2	7.9	14.4	14.4	7.5
Other long-term contractual obligations	278.9	----	268.7	10.2	----

Total	$1,237.6	$89.4	$559.5	$294.5	$294.2

As of December 30, 2006, the primary component of Other long-term contractual obligations of $278.9 million related to income tax and acquisition related liabilities.

We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

As of December 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 amends SFAS No. 5, “Accounting for Contingencies,” to eliminate its applicability to income taxes. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on our Consolidated Balance Sheet) for fiscal 2007. We are currently studying the transition effects of adopting FIN No. 48 and we are not yet able to assess the impact of FIN No. 48 on our financial statements and, therefore, we are currently not able to disclose the expected effect of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us for the year ended December 30, 2006. The implementation of SAB No. 108 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is incorporated by reference from the section of this Annual Report on Form 10-K entitled “Disclosures About Market Risk” found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data – Unaudited

	2006				2005
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)

Revenue	$431,020	$366,148	$358,513	$328,214	$378,363	$337,381	$320,911	$292,537
Cost of revenue *	$53,921	$52,735	$59,846	$60,597	$54,588	$57,272	$60,031	$59,517
Net income * +	$48,365	$42,060	$30,388	$21,779	$26,566	$21,271	$483	$1,023
Net income per share — basic * +	$0.18	$0.15	$0.11	$0.08	$0.09	$0.08	$0.00	$0.00
Net income per share — diluted * +	$0.16	$0.14	$0.10	$0.07	$0.08	$0.07	$0.00	$0.00

*	We adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Using the modified prospective transition method, we began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006.

+	We recorded a Loss on extinguishment of debt of $40.8 million during the quarter ended December 30, 2006, which includes a premium paid to repurchase a portion of the 2023 Notes of $38.9 million and a write-off of the related portion of unamortized deferred costs of issuing the 2023 Notes of $1.9 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2006.

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

Based on their evaluation as of December 30, 2006, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 30, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 – Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance – Code of Business Conduct” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors – Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors – Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors – Director Independence” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2006 and 2005” in Cadence’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

			Page

(a) 1.	Financial Statements:
	•	Reports of Independent Registered Public Accounting Firm	60
	•	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	62
	•	Consolidated Income Statements for the three fiscal years ended December 30, 2006	63
	•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three fiscal years ended December 30, 2006	64
	•	Consolidated Statements of Cash Flows for the three fiscal years ended December 30, 2006	66
	•	Notes to Consolidated Financial Statements	67

(a) 2.	Financial Statement Schedules:
	II. Valuation and Qualifying Accounts and Reserves		112
	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3.	Exhibits		113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2006. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that Cadence Design Systems, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cadence Design Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, Cadence Design Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design System, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
February 23, 2007

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 30, 2006 and December 31, 2005
(In thousands, except per share amounts)

ASSETS

	2006	2005

Current Assets:
Cash and cash equivalents	$934,342	$861,315
Short-term investments	24,089	33,276
Receivables, net of allowances of $3,804 and $10,979, respectively	238,438	282,073
Inventories	37,179	28,902
Prepaid expenses and other	77,957	70,736

Total current assets	1,312,005	1,276,302
Property, plant and equipment, net	354,575	356,945
Goodwill	1,267,579	1,232,926
Acquired intangibles, net	112,738	153,847
Installment contract receivables	149,584	102,748
Other assets	246,341	278,544

Total Assets	$3,442,822	$3,401,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$28,000	$32,000
Accounts payable and accrued liabilities	259,790	300,586
Current portion of deferred revenue	260,275	273,265

Total current liabilities	548,065	605,851

Long-Term Liabilities:
Long-term portion of deferred revenue	95,018	51,864
Convertible notes	730,385	420,000
Long-term debt	----	128,000
Other long-term liabilities	370,063	350,893

Total long-term liabilities	1,195,466	950,757

Stockholders’ Equity:
Preferred stock — $0.01 par value; authorized 400 shares, none issued or outstanding	----	----
Common stock — $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 274,912 as of December 30, 2006; 287,634 as of December 31, 2005	1,398,899	1,299,800
Treasury stock, at cost; 31,006 shares as of December 30, 2006; 4,811 shares as of December 31, 2005	(544,855)	(79,064)
Deferred stock compensation	----	(90,076)
Retained earnings	832,763	690,171
Accumulated other comprehensive income	12,484	23,873

Total stockholders’ equity	1,699,291	1,844,704

Total Liabilities and Stockholders’ Equity	$3,442,822	$3,401,312

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 30, 2006
(In thousands, except per share amounts)

	2006	2005	2004

Revenue:
Product	$982,673	$851,496	$729,783
Services	134,895	126,169	137,046
Maintenance	366,327	351,527	330,651

Total revenue	1,483,895	1,329,192	1,197,480

Costs and Expenses:
Cost of product	66,769	79,721	82,011
Cost of services	96,497	91,893	91,001
Cost of maintenance	63,833	59,794	53,054
Marketing and sales	405,579	366,164	333,059
Research and development	460,064	390,740	368,078
General and administrative	143,317	129,552	87,887
Amortization of acquired intangibles	23,141	47,762	55,700
Restructuring and other charges	(797)	35,334	13,542
Write-off of acquired in-process technology	900	9,400	9,000

Total costs and expenses	1,259,303	1,210,360	1,093,332

Income from operations	224,592	118,832	104,148
Loss on extinguishment of debt	(40,768)	----	----
Interest expense	(12,348)	(5,446)	(6,198)
Other income (expense), net	70,402	15,097	(11,513)

Income before provision for income taxes and cumulative effect of change in accounting principle	241,878	128,483	86,437
Provision for income taxes	99,704	79,140	11,963

Net income before cumulative effect of change in accounting principle	142,174	49,343	74,474
Cumulative effect of change in accounting principle, net of tax	418	----	----

Net income	$142,592	$49,343	$74,474

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.51	$0.18	$0.27

Diluted	$0.46	$0.16	$0.25

Net income per share after cumulative effect of change in accounting principle:
Basic	$0.51	$0.18	$0.27

Diluted	$0.46	$0.16	$0.25

Weighted average common shares outstanding — basic	279,354	278,520	271,328

Weighted average common shares outstanding — diluted	312,457	314,383	305,774

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended December 30, 2006
(In thousands)

	Common Stock
		Par Value				Accumulated
		and Capital		Deferred		Other	Total
	Outstanding	in Excess	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Shares	of Par	Stock	Compensation	Earnings	Income	Equity

BALANCE, JANUARY 3, 2004	270,147	$1,144,284	$(110,094)	$(48,856)	$566,354	$20,593	$1,572,281
Comprehensive income:
Net income	----	----	----	----	74,474	----	74,474
Changes in unrealized holding loss on marketable securities, net of reclassification adjustment (Note 2) and taxes	----	----	----	----	----	(517)	(517)
Foreign currency translation gain	----	----	----	----	----	11,327	11,327

Total comprehensive income, net of taxes							85,284

Purchase of treasury stock	(7,031)	----	(94,105)	----	----	----	(94,105)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	12,331	(73,604)	151,776	----	----	----	78,172
Stock received for payment of employee taxes on vesting of restricted stock	(205)	----	(2,854)	----	----	----	(2,854)
Tax benefits from employee stock transactions	----	7,108	----	----	----	----	7,108
Tax benefits from call options	----	7,742	----	----	----	----	7,742
Stock issued in connection with acquisitions	1,263	14,934	----	----	----	----	14,934
Deferred stock compensation, net of forfeitures	----	44,347	----	(44,347)	----	----	----
Amortization of deferred stock compensation	----	1,682	----	29,726	----	----	31,408

BALANCE, JANUARY 1, 2005	276,505	1,146,493	(55,277)	(63,477)	640,828	31,403	1,699,970
Comprehensive income:
Net income	----	----	----	----	49,343	----	49,343
Changes in unrealized holding gain on marketable securities, net of reclassification adjustment (Note 2) and taxes	----	----	----	----	----	1,020	1,020
Foreign currency translation loss	----	----	----	----	----	(8,550)	(8,550)

Total comprehensive income, net of taxes							41,813

Purchase of treasury stock	(6,150)	----	(101,070)	----	----	----	(101,070)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	17,647	61,454	87,981	----	----	----	149,435
Stock received for payment of employee taxes on vesting of restricted stock	(651)	----	(10,698)	----	----	----	(10,698)
Tax benefits from employee stock transactions	----	11,715	----	----	----	----	11,715
Tax benefits from call options	----	6,167	----	----	----	----	6,167
Stock issued in connection with acquisitions	283	11,883	----	----	----	----	11,883
Deferred stock compensation, net of forfeitures	----	62,793	----	(62,793)	----	----	----
Amortization of deferred stock compensation	----	(705)	----	36,194	----	----	35,489

BALANCE, DECEMBER 31, 2005	287,634	$1,299,800	$(79,064)	$(90,076)	$690,171	$23,873	$1,844,704

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended December 30, 2006
(In thousands)

	Common Stock
		Par Value				Accumulated
		and Capital		Deferred		Other	Total
	Outstanding	in Excess	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Shares	of Par	Stock	Compensation	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2005	287,634	$1,299,800	$(79,064)	$(90,076)	$690,171	$23,873	$1,844,704

Comprehensive income:
Net income	----	----	----	----	142,592	----	142,592
Changes in unrealized holding gain on marketable securities, net of reclassification adjustment (Note 2) and taxes	----	----	----	----	----	(6,527)	(6,527)
Foreign currency translation loss	----	----	----	----	----	(4,862)	(4,862)

Total comprehensive income, net of taxes							131,203

Purchase of treasury stock	(27,917)	----	(494,088)	----	----	----	(494,088)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	16,006	119,479	41,791	----	----	----	161,270
Stock received for payment of employee taxes on vesting of restricted stock	(821)	----	(13,494)	----	----	----	(13,494)
Purchase of call options in connection with convertible notes due 2011 and 2013 (Note 6)	----	(119,750)	----	----	----	----	(119,750)
Proceeds from sale of call options in connection with convertible notes due 2023 (Note 6)	----	55,864	----	----	----	----	55,864
Proceeds from sale of common stock warrants in connection with convertible notes due 2011 and 2013 (Note 6)	----	39,400	----	----	----	----	39,400
Purchase of common stock warrants in connection with convertible notes due 2023 (Note 6)	----	(10,201)	----	----	----	----	(10,201)
Tax benefits from employee stock transactions	----	14,741	----	----	----	----	14,741
Tax expense from call options	----	(6,159)	----	----	----	----	(6,159)
Stock issued in connection with acquisitions	10	2,594	----	----	----	----	2,594
Stock-based compensation expense	----	93,207	----	----	----	----	93,207
Elimination of unamortized deferred stock compensation	----	(90,076)	----	90,076	----	----	----

BALANCE, DECEMBER 30, 2006	274,912	$1,398,899	$(544,855)	$ ----	$832,763	$12,484	$1,699,291

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 30, 2006
(In thousands)

	2006	2005	2004

Cash and Cash Equivalents at Beginning of Year	$861,315	$448,517	$309,175

Cash Flows from Operating Activities:
Net income	142,592	49,343	74,474
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(418)	----	----
Depreciation and amortization	147,117	184,717	179,205
Loss on extinguishment of debt	40,768	----	----
Stock-based compensation	103,986	39,902	31,408
Equity in loss from investments, net	1,200	6,492	16,944
Gain on investments, net	(32,903)	(18,297)	(7,492)
Write-down of investment securities	2,467	10,934	4,236
Write-off of acquired in-process technology	900	9,400	9,000
Non-cash restructuring and other charges	194	2,352	4,142
Tax benefits from employee stock transactions	----	11,715	7,108
Tax benefit (expense) from call options	(6,159)	6,167	7,742
Deferred income taxes	29,535	(22,968)	(15,695)
Proceeds from the sale of receivables, net	180,580	192,079	30,070
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(6,777)	(1,755)	447
Other non-cash items	4,630	5,569	(5,406)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	92,977	54,928	(49,361)
Installment contract receivables	(261,983)	(155,648)	20,556
Inventories	(10,872)	(7,588)	(3,555)
Prepaid expenses and other	6,128	(8,094)	(3,410)
Other assets	749	1,640	16,417
Accounts payable and accrued liabilities	(51,462)	20,330	2,001
Deferred revenue	24,444	32,616	34,878
Other long-term liabilities	13,523	12,449	18,813

Net cash provided by operating activities	421,216	426,283	372,522

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	7,637	14,921	8,301
Proceeds from sale of short-term investments	----	289,225	516,935
Purchases of short-term investments	(147)	(180,975)	(549,835)
Proceeds from the sale of long-term investments	26,054	6,075	9,900
Proceeds from the sale of property, plant and equipment	317	33,625	3,625
Purchases of property, plant and equipment	(67,636)	(71,656)	(61,779)
Purchases of software licenses	(8,409)	(2,600)	(4,157)
Investment in venture capital partnerships and equity investments	(3,800)	(14,184)	(22,773)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(65,778)	(297,128)	(115,170)

Net cash used for investing activities	(111,762)	(222,697)	(214,953)

Cash Flows from Financing Activities:
Proceeds from term loan	----	160,000	----
Principal payments on term loan and long-term debt	(132,000)	(62)	(370)
Proceeds from issuance of convertible notes due 2011 and 2013	500,000	----	----
Payment of convertible notes due 2023	(228,480)	----	----
Payment of convertible notes issuance costs	(12,032)	----	(1,920)
Purchase of call options in connection with convertible notes due 2011 and 2013	(119,750)	----	----
Proceeds from sale of call options in connection with convertible notes due 2023	55,864	----	----
Proceeds from sale of common stock warrants in connection with convertible notes due 2011 and 2013	39,400	----	----
Purchase of common stock warrants in connection with convertible notes due 2023	(10,201)	----	----
Tax benefit from employee stock transactions	10,712	----	----
Proceeds from issuance of common stock	156,648	146,481	75,318
Purchases of treasury stock	(494,088)	(101,070)	(94,105)

Net cash provided by (used for) financing activities	(233,927)	205,349	(21,077)

Effect of exchange rate changes on cash and cash equivalents	(2,500)	3,863	2,850

Increase in Cash and cash equivalents	73,027	412,798	139,342

Cash and Cash Equivalents at End of Year	$934,342	$861,315	$448,517

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2006

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2006, 2005 and 2004 were 52-week years. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Cadence.

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

Foreign Currency Translation

Cadence transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for Cadence’s principal Irish, Israeli, Hungarian and Dutch subsidiaries, whose functional currency is the United States dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in Other income (expense), net, in the accompanying Consolidated Income Statements. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

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

Cadence does not use forward contracts for trading purposes. Cadence’s forward contracts generally have maturities of 90 days or less. Recognized gains or losses with respect to our current hedging activities will ultimately depend on how accurately Cadence is able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.

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

Allowance for Sales Returns

Provisions for sales returns primarily relate to service arrangements and are recorded as a reduction to revenue. These provisions are made based on historical experience.

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

Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF, Issue 00-2 “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Capitalization of software developed for internal use and web site development costs ends, and amortization begins, when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life of the software. Cadence capitalized $24.3 million in 2006, $32.6 million in 2005 and $21.4 million in 2004.

Cadence recorded depreciation and amortization expense in the amount of $72.0 million in 2006, $68.8 million in 2005 and $68.7 million in 2004 for property, plant and equipment.

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

Cadence capitalized $7.3 million of purchased software during 2006, $0.5 million of purchased software during 2005 and $10.3 million of purchased software during 2004. Cadence has deemed the purchased software to have an alternative future use in accordance with SFAS No. 86. Therefore, Cadence begins amortization of purchased software when the technology is available for general release to customers. Amortization expense for purchased software was $4.2 million in 2006, $4.4 million in 2005 and $2.2 million in 2004.

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

During the third quarters of 2006, 2005 and 2004, Cadence completed its annual impairment analysis of goodwill. Based on the results of these impairment reviews, Cadence has determined that no indicators of impairment existed for its one reporting unit in 2006 and 2005, and two reporting units in 2004 and, accordingly, no impairment charge was recognized during 2006, 2005 or 2004.

Long-lived Assets

Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Cadence reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During 2006, there were no significant impairments of long-lived assets. During 2005, Cadence abandoned certain assets and recorded a charge of $2.4 million, which is included in Restructuring and other charges in the accompanying Consolidated Income Statements. During 2004, Cadence abandoned certain assets and recorded a charge of $9.4 million on long-lived assets, which charge is included in Restructuring and other charges in the accompanying Consolidated Income Statements.

Marketable and Non-Marketable Securities

Marketable Securities

Management considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Income Statements as Other income (expense), net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

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

Non-Marketable Securities

Cadence’s non-marketable securities include investments in privately-held companies and companies that are publicly-traded but as to which there are trading restrictions on the shares Cadence owns. To determine the fair value of publicly-traded securities with trading restrictions, Cadence considers the current market price of the security and the specific characteristics of the restrictions. To determine the fair value of privately-held investments, Cadence uses the most recent round of financing or estimates of current fair value using traditional valuation techniques. It is Cadence’s policy to review the fair value of these investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that Cadence requests from these companies. This information is not subject to the same disclosure regulations as United States publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to fair value.

Equity Method Investments

Cadence applies the guidance in Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as amended, and EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” to classify investments as equity method investments. These investments are held in the form of voting preferred stock or convertible debt of privately-held companies. If Cadence determines that it has the ability to exercise significant influence over the investee and the investment is in the form of in-substance common stock, the investment is accounted for under the equity method.

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

Nonqualified Deferred Compensation Trust

Executive Officers and Directors may elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” Cadence consolidates the NQDC trust accounts in its Consolidated Financial Statements.

The selected mutual funds or money market accounts held in the NQDC trust are classified as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Trading securities are stated at fair value, with the unrealized gains and losses recognized in the Consolidated Income Statements as Other income (expense), net. These trading securities are classified as Other assets on the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.

Cadence’s obligation with respect to the NQDC trust is recorded in Other long-term liabilities on its Consolidated Balance Sheets. Increases and decreases in the NQDC liability are recorded as compensation expense in the Consolidated Income Statements.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized in installments over the duration of the license. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the ensuing 12-month maintenance term. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period.

Comprehensive Income

Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from net income and reflected instead in stockholders’ equity. Cadence has reported the components of comprehensive income in its Consolidated Statements of Stockholders’ Equity. Cadence reclassified $6.7 million in 2006, net of $2.7 million of tax, $9.2 million in 2005, net of $3.7 million of tax, and $6.8 million in 2004, net of $2.7 million of tax, from unrealized holding gains and losses on marketable securities to realized gains included in Other income (expense), net, in the accompanying Consolidated Income Statements. The tax expense (benefit) for gross unrealized holding gains (losses) in marketable equity securities was $(4.4) million in 2006, $(1.2) million in 2005 and $(16.4) million in 2004.

Revenue Recognition

Cadence applies the provisions of SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. Cadence recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.

Cadence licenses software using three different license types:

•	Subscription licenses;
•	Term licenses; and
•	Perpetual licenses.

Subscription licenses – Cadence’s subscription license arrangements offer customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to three years, with no rights to return;
•	Use unspecified additional software products that become commercially available during the term of the arrangement; and
•	Remix among the software products delivered at the outset of the arrangement, as well as the right to remix into other unspecified additional software products that may become available during the term of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement. The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them.

In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the later of the effective date of the arrangement or delivery of the software product. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered maintenance that was established in connection with the sale of our term licenses.

Term licenses – Cadence’s term license arrangements offer customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to three years, with no rights to return; and
•	Remix among the software products delivered at the outset of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement.

The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them. In general, revenue associated with term licenses is recognized upon the later of the effective date of the arrangement or delivery of the software product.

Perpetual licenses – Cadence’s perpetual licenses consist of software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.

Persuasive evidence of an arrangement – Generally, Cadence uses a contract signed by the customer as evidence of an arrangement for subscription and term licenses and hardware leases. If a contract signed by the customer does not exist, Cadence has historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements of approximately $10,000 or less. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, Cadence considers the signed contract to be the most persuasive evidence of the arrangement. Sales through Cadence’s distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

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

Fee is fixed or determinable – Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up front payment, Cadence may only determine that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement.

Significant judgment is involved in assessing whether a fee is fixed or determinable. Cadence must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Cadence’s experience has been that it is able to determine whether a fee is fixed or determinable for term licenses. While Cadence does not expect that experience to change, if Cadence no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on Cadence’s results of operations.

Collection is probable – Cadence assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. Cadence has concluded that collection is not probable for license arrangements executed with customers in certain countries. If in Cadence’s judgment collection of a fee is not probable, Cadence defers the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment. Cadence’s experience has been that it is able to estimate whether collection is probable. While Cadence does not expect that experience to change, if Cadence were to determine that collection is not probable for any license arrangement, particularly those with installment payment terms, revenue from such license would be recognized generally upon the receipt of cash payment. Such a change could have a material impact on Cadence’s results of operations.

Vendor-specific objective evidence of fair value – Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of a term or perpetual license arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Cadence’s experience has been that it is able to estimate VSOE.

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 2% of total revenue for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.

Services revenue – Services revenue consists primarily of revenue received for performing design and methodology services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence’s results of operations.

Accounting for Income Taxes

Cadence uses the asset and liability method to account for income taxes. Under this method, Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cadence then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, Cadence must establish a valuation allowance. To the extent Cadence establishes a valuation allowance for deferred tax assets or increases this allowance, Cadence may need to include an expense within the tax provision of its Consolidated Income Statement.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The valuation allowance is based on estimates of taxable income for each jurisdiction in which Cadence operates for the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Cadence adjusts these estimates in future periods, Cadence may need to establish an additional valuation allowance, which could materially affect its consolidated financial position or results of operations.

Restructuring Charges

Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as amended. From fiscal 2001 through fiscal 2005, Cadence undertook significant restructuring initiatives. The individual components of the restructuring activities initiated prior to fiscal 2003 were accounted for in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF No. 88-10, “Costs Associated with Lease Modifications or Terminations.”

For restructuring activities initiated after fiscal 2002, Cadence accounted for the leased facilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For all periods presented, Cadence accounted for the asset-related portions of these restructurings in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, for all periods presented, the severance and benefits charges were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

In connection with these restructuring initiatives, cadence has made a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.

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

Stock-Based Compensation

Cadence adopted SFAS No. 123R “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. Using the modified prospective transition method of adopting SFAS No. 123R, Cadence began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1,

2006. Prior period stock-based compensation expense recognized under APB No. 25 “Accounting for Stock Issued to Employees” has been reclassified to conform to the current year presentation.

Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period. The fair value of each option grant and each purchase right granted under Cadence’s Employee Stock Purchase Program, or ESPP, is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the fair value of Cadence’s common stock on the grant date. Cadence recognizes stock-based compensation expense on the straight-line method for options and restricted stock that only contain a service condition and on the graded-vesting method for options and restricted stock that contain both a service and performance condition. See Note 4 for additional information on performance-based restricted stock awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating:

•	The expected volatility of our stock;
•	The expected term of stock options;
•	The risk-free interest rate for the period;
•	Expected dividends; and
•	Expected forfeitures.

The computation of the expected volatility assumption used in the Black-Scholes pricing model for option grants is based on implied volatility calculated using an average of the volatility of publicly traded options for Cadence common stock and the 2023 Notes. Cadence uses this approach to determine volatility because:

•	Options for Cadence’s common stock are actively traded;
•	The market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee stock options;
•	The traded options have exercise prices that are both near-the-money and close to the exercise price of the employee stock options; and
•	The remaining maturities of the traded options on which the estimate is based are at least one year.

When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends, thus the expected dividends used in the calculation are zero.

Judgment is also required in estimating the amount of stock-based awards that Cadence expects to be forfeited. Cadence calculates a separate expected forfeiture rate for both stock options and restricted stock issuances based on historical trends.

The valuation of all options, including the expected life of stock options, and the expected forfeiture rates for options and restricted stock, are calculated based on one employee pool as there is no significant difference in exercise behavior between classes of employees.

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

Concentrations of Credit Risk

Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Concentration of credit risk related to accounts receivable is limited, due to the varied customers comprising Cadence’s customer base and their dispersion across geographical locations. Credit exposure related to the forward contracts is limited to the realized and unrealized gains on these contracts. Cadence issued options and warrants to hedge potential dilution of its convertible notes, as described more fully in Note 6. Changes in the fair value of these hedge and warrant transactions are not marked to market and are not recognized in Cadence’s Consolidated Income Statement as long as the instruments remain classified as equity. All financial instruments are executed with financial institutions having strong credit ratings, which minimizes risk of loss due to nonpayment.

Fair Value of Financial Instruments

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments, term loan and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair value of Cadence’s convertible notes is influenced by interest rates and Cadence’s stock price and stock price volatility and is determined by market trading. Based on closing market prices on December 30, 2006, the total fair market value of Cadence’s Convertible Senior Notes was $505.1 million and the total fair market value of Cadence’s 2023 Notes was $273.4 million. See Note 6 for the fair value of Cadence’s convertible note hedges and warrants.

Leases

Cadence uses operating leases in its operations. For leases that contain rent escalations or rent concessions, Cadence records the total rent payable during the lease term on a straight-line basis over the term of the lease. Cadence records the difference between the rents paid and the straight-line rent as a deferred rent liability in the accompanying Consolidated Balance Sheets.

Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was approximately $10.5 million in 2006, $9.0 million in 2005, and $11.6 million in 2004, and is included in Marketing and sales in the accompanying Consolidated Income Statements.

New Accounting Standard

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for Cadence for the year ended December 30, 2006. The implementation of SAB No. 108 did not have a material effect on Cadence’s consolidated financial position or results of operations.

NOTE 3.  STOCK COMPENSATION PLANS

Equity Incentive Plans

Cadence’s 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, 1997 Nonstatutory Stock Incentive Plan, or 1997 Plan, and 1993 Nonstatutory Stock Incentive Plan, or 1993 Plan (the 2000 Plan, the 1997 Plan and the 1993 Plan are referred to collectively as the Nonstatutory Stock Incentive Plans), provide for the issuance of non-

qualified options, incentive stock, stock bonuses and rights to acquire restricted stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000, under the 1997 Plan is 30,000,000 and under the 1993 Plan is 24,750,000. Options granted under the Nonstatutory Stock Incentive Plans have an exercise price not less than the fair market value of the stock on the date of grant. Options granted to new employees become exercisable over a period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter. Options granted to current employees become exercisable over a period of up to four years, generally vesting in 48 equal monthly installments. Options granted under the Nonstatutory Stock Incentive Plans prior to October 1, 2006 generally expire ten years from the date of grant. Options granted under the Nonstatutory Stock Incentive Plans after October 1, 2006 generally expire seven years from the date of grant. Awards of incentive stock granted under the Nonstatutory Stock Incentive Plans vest at times and in installments approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.

Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and incentive stock. The number of shares available for issuance under the 1987 Plan is 71,370,100 shares, of which only 3,000,000 shares may be issued pursuant to incentive stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years. Options granted under the 1987 Plan prior to October 1, 2006 generally expire ten years from the date of grant. Options granted under the 1987 Plan after October 1, 2006 generally expire seven years from the date of grant. Awards of incentive stock granted under the 1987 Plan vest at times and in installments set forth in the 1987 Plan and approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.

Under the 1995 Directors’ Stock Option Plan, or the Directors’ Plan, Cadence may grant non-qualified options to its non-employee directors for up to 3,050,000 shares of common stock at an exercise price not less than the fair market value of the stock on the date of grant. Options granted under the Directors’ Plan have terms of ten years and vest one year from the date of grant.

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

Employee Stock Purchase Plan (ESPP)

In November 1998, the Board of Directors adopted, and the Cadence stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, which amended and restated the 1990 Employee Stock Purchase Plan, or the ESPP. Subsequent amendments approved by the Board of Directors and Cadence stockholders increased the number of shares of common stock authorized for issuance under the ESPP to 46,500,000 shares.

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 12% of their annual base earnings plus bonuses. The offering periods under the ESPP that began prior to August 1, 2006 were concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. All offering periods that started before August 1, 2006 will continue until they are completed or until they are terminated as provided in the documents governing the ESPP. Participants in the ESPP will remain in the 24-month offering periods until these offering periods are completed or until such participant withdraws from the ESPP, whichever is earlier. Effective August 1, 2006, offering periods under the ESPP are six months with a corresponding six month purchase period. New offering periods begin on each August 1st and February 1st, and those offering periods run consecutively rather than concurrently. Participants will be converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006.

The purchase dates under the ESPP are January 31st and July 31st of each year.

Stockholder Rights Plan

Cadence had a stockholder rights plan to protect its stockholders’ rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of Cadence common stock. The rights plan expired on February 9, 2006.

NOTE 4.	STOCK-BASED COMPENSATION

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Consolidated Income Statements in connection with stock options, restricted stock and the ESPP for the year ended December 30, 2006 was as follows:

Year Ended
December 30, 2006
(In thousands)

Stock options	$48,288
Restricted stock	46,488
ESPP	9,210

Total stock-based compensation expense	$103,986

Income tax benefit	$31,895

The adoption of SFAS No. 123R had the following impact for the year ended December 30, 2006:

Year Ended
December 30, 2006
(In thousands,
except per share
amounts)

Income before taxes	$(48,593)
Net income	$(35,275)
Basic net income per share	$(0.13)
Diluted net income per share	$(0.11)
Net cash provided by operating activities	$(10,712)

As required by SFAS No. 123R, on January 1, 2006, Cadence eliminated the unamortized Deferred stock compensation of $90.1 million, which in turn reduced Common stock and capital in excess of par value by the same amount, which had been included in Stockholders’ Equity on Cadence’s Consolidated Balance Sheet as of December 31, 2005.

Stock Options

The exercise price of each stock option granted under one of Cadence’s equity incentive plans equals the market price of Cadence’s common stock on the date of grant. The weighted average grant date fair value of options granted during the year ended December 30, 2006 was $5.58. The weighted average assumptions used in the model for the year ended December 30, 2006 are outlined in the following table:

Year Ended
December 30, 2006

Dividend yield	None
Expected volatility	24.2%
Risk-free interest rate	4.80%
Expected life (in years)	5.1

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during the year ended December 30, 2006 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Dollars and shares in thousands)

Options outstanding as of December 31, 2005	63,946	$15.26	6.2	$197,215
Acquired options	306	$1.93
Granted	5,338	$17.25
Exercised	(9,462)	$12.14
Canceled and forfeited	(4,874)	$20.18

Options outstanding as of December 30, 2006	55,254	$15.49	5.8	$186,089

Options vested as of December 30, 2006	40,437	$15.76	4.9	$138,314

Options vested as of December 30, 2006 and options expected to vest after December 30, 2006	52,941	$15.49	5.7	$180,383

The total intrinsic value of options exercised during the year ended December 30, 2006 was $55.9 million. Cash received from stock option exercises during the year ended December 30, 2006 was $114.9 million.

Restricted Stock

Generally, restricted stock awards vest over four years and are subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that the shares vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Cadence recorded stock-based compensation expense of $13.1 million during 2006 related to these performance-based restricted stock grants. No expense was recorded in 2005 and 2004 for performance-based restricted stock grants.

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during the year ended December 30, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(Dollars and shares in thousands)

Non-vested shares as of December 31, 2005	6,439	$15.40		$108,947
Granted	3,398	$17.44
Vested	(2,409)	$15.21
Forfeited	(286)	$15.74

Non-vested shares as of December 30, 2006	7,142	$16.42	2.7	$127,921

Non-vested shares expected to vest after December 30, 2006	6,236	$16.34	2.6	$111,678

As of December 30, 2006, Cadence had $81.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which amount will be recognized over the remaining weighted average vesting period of 2.9 years. The total fair value of restricted stock that vested during the year ended December 30, 2006 was $36.7 million.

Cumulative effect of change in accounting principle, net of tax

During the year ended December 30, 2006, a non-cash benefit of approximately $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Employee Stock Purchase Plan (ESPP)

The weighted average estimated grant date fair value of purchase rights granted under the ESPP was $4.32 for the year ended December 30, 2006. The weighted average assumptions used in the model for the year ended December 30, 2006 are outlined in the following table:

Year Ended
December 30, 2006

Dividend yield	None
Expected volatility	24.0%
Risk-free interest rate	4.89%
Expected life (in years)	1.1

The following table presents the shares of common stock issued under Cadence’s ESPP, cash received from the purchase of these shares and the weighted average purchase price per share during fiscal years 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except per share amounts)

Cadence shares purchased under the ESPP	3,640	3,913	3,988
Cash received for the purchase of shares under the ESPP	$41,619	$38,093	$34,283

Weighted-average purchase price per share	$11.43	$9.73	$8.59

Reserved for Future Issuance

As of December 30, 2006, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)

Employee equity incentive plans*	60,872
Shares reserved for 2023 convertible notes conversion	14,721
Warrants related to 2023 convertible notes	14,717
Warrants related to 2011 and 2013 convertible notes	23,640
Employee stock purchase plans	7,836
Directors stock option plans*	2,510

Total	124,296

*	Includes both shares reserved for (i) issuance upon exercise of future option grants and (ii) outstanding but unexercised options to purchase common stock.

Stock-Based Compensation for Fiscal Years 2005 and 2004

For fiscal years 2005 and 2004, Cadence followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123:

	2005	2004
	(In thousands)

Net income (loss)
As reported	$49,343	$74,474
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33,321	23,805
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net related tax effects	(85,719)	(97,878)

Pro forma net income (loss)	$(3,055)	$401

Basic net income per share:
As reported	$0.18	$0.27
Pro forma	$(0.01)	$0.00
Diluted net income (loss) per share:
As reported	$0.16	$0.25
Pro forma	$(0.01)	$0.00

Cadence determined the estimated fair values of its options granted and shares purchased under its ESPP for fiscal years 2005 and 2004 using the following weighted-average assumptions, assuming a dividend yield of zero for all periods:

	Stock Options
	2005	2004

Risk-free interest rate, based on weighted average	4.11%	3.42%
Volatility factors of the expected market price of Cadence’s common stock	27%	36%
Weighted average expected life of an option	4.8 Years	5.0 Years

	Employee Stock
	Purchase Plan
	2005	2004

Risk-free interest rate, based on weighted average	3.29%	1.38%
Volatility factors of the expected market price of Cadence’s common stock	26%	38%
Weighted average expected life of ESPP shares	1.3 Years	1.3 Years

For fixed awards, as defined by APB No. 25, Cadence amortized deferred stock-based compensation to expense using the straight-line method over the period that the stock options and restricted stock vest, which is generally three to four years. For variable awards, as defined by APB No. 25, stock-based compensation expense was recognized on an accelerated basis in accordance with FASB Interpretation, or FIN, No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Stock Options

A summary of the options granted under Cadence’s equity incentive plans as of and during the years ended December 31, 2005 and January 1, 2005 is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(Shares in thousands)

Outstanding at beginning of year	68,923	$14.84	68,349	$14.87
Acquired Options	4,557	$13.26	116	$2.91
Granted	7,563	$15.13	10,549	$13.10
Exercised	(10,329)	$10.43	(4,636)	$9.24
Cancelled and forfeited	(6,768)	$16.84	(5,455)	$16.48

Outstanding at end of year	63,946	$15.26	68,923	$14.84

Options exercisable at year end	44,634		44,968
Options available for future grant	22,900		29,878
Weighted average fair value of options granted during the year	$4.38		$4.56

Cadence recorded stock-based compensation expense resulting from its completed acquisitions. Deferred stock compensation resulting from these acquisitions represented the intrinsic value of the stock option grants to employees of the acquired companies multiplied by the percentage of the remaining vesting period divided by the total vesting period. Cadence considered certain stock awards to employees of certain acquired companies to be variable awards. Accordingly, compensation cost was adjusted each period for increases or decreases in the intrinsic value of the shares until the final measurement date.

During 2005 and 2004, Cadence issued 3,798,161 and 3,470,938 shares, respectively, of restricted stock to certain employees. The restrictions lapse over a period of three to four years. The fair value of the restricted stock awards granted was $62.0 million in 2005 and $45.6 million in 2004. The fair value of the restricted stock awards was recorded as a component of deferred stock compensation and was amortized to stock-based compensation expense as the restrictions lapse.

Cadence’s SPC Plan provided for the issuance of restricted shares of Cadence common stock to former employees of Silicon Perspective Corporation, or SPC, who became Cadence employees, upon the satisfaction of certain performance-based criteria in connection with Cadence’s acquisition of SPC. Restricted shares were first issued under the SPC Plan in February 2003 and 54% of such issued shares vested immediately. The remaining 46% vested in 11 equal monthly installments beginning in February 2003 and became fully vested on December 31, 2003. The second issue date was in April 2004, and these shares were fully vested when issued. An aggregate of approximately 1.6 million shares were issued and recognized as stock-based compensation expense under the SPC Plan.

Deferred stock compensation included in the accompanying Statements of Stockholders’ Equity consists of the following for fiscal years 2005 and 2004:

	2005	2004
	(In thousands)

Restricted stock grants	$61,961	$45,605
Restricted stock and acquired options from acquisitions	6,796	3,603
Forfeitures	(5,964)	(4,861)

Deferred stock compensation, net of forfeitures	$62,793	$44,347

NOTE 5.	BALANCE SHEET COMPONENTS

A summary of balance sheet components as of December 30, 2006 and December 31, 2005 is as follows:

	2006	2005
	(In thousands)

Receivables, net:
Accounts receivable	$111,029	$200,843
Installment contract receivables – current	131,213	92,209

Total receivables	242,242	293,052
Less: Allowance for doubtful accounts	(2,067)	(6,896)
Less: Allowance for sales returns	(1,737)	(4,083)

Receivables, net	$238,438	$282,073

Inventories:
Raw materials	$20,767	$13,681
Finished goods	8,454	8,928
Rental	7,958	6,293

Inventories	$37,179	$28,902

Prepaid Expenses and Other:
Prepaid expenses and other	$32,782	$33,777
Deferred income taxes	45,175	36,959

Prepaid expenses and other	$77,957	$70,736

Property, Plant and Equipment:
Computer equipment and related software	$574,089	$532,033
Buildings	89,435	88,935
Land	74,139	74,028
Leasehold and building improvements	96,917	83,412
Furniture and fixtures	55,479	53,646
Equipment	58,293	54,258
Assets not ready to be placed in service	21,991	20,226

Total cost	970,343	906,538
Less: Accumulated depreciation and amortization	(615,768)	(549,593)

Property, plant and equipment, net	$354,575	$356,945

Other Assets:
Deferred income taxes	$118,459	$126,969
Prepaid tax on inter-company royalties	15,539	43,186
Non-marketable securities	31,360	37,897
Non-qualified deferred compensation assets	46,808	47,672
Purchased software technology, net	10,913	7,937
Other long-term assets	23,262	14,883

Other assets	$246,341	$278,544

	2006	2005
	(In thousands)

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$149,817	$141,742
Accounts payable	21,968	23,393
Income taxes payable – current	26,153	48,908
Other accrued liabilities	61,852	86,543

Accounts payable and accrued liabilities	$259,790	$300,586

Other Long-term Liabilities:
Income taxes payable – long-term	$256,080	$225,909
Long-term acquisition-related holdbacks and payments	3,204	33,796
Non-qualified deferred compensation liability	48,091	48,690
Other long-term liabilities	62,688	42,498

Other long-term liabilities	$370,063	$350,893

NOTE 6.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts, that were recorded in Other long-term assets on the Consolidated Balance Sheet as of December 30, 2006 and are being amortized to interest expense over the term of the Convertible Senior Notes. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of Cadence’s Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the 2023 Notes.

Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of one of the following events:

•	The price of Cadence’s common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below a certain threshold.

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Cadence may not redeem the Convertible Senior Notes prior to maturity.

The initial conversion rate for the Convertible Senior Notes is 47.2813 shares of Cadence common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $21.15 per share of Cadence common stock. Upon conversion, a holder will receive the sum of the daily settlement amounts calculated on a proportionate basis for each day during a specified observation period following the conversion date. The daily settlement amount during each date of the observation period consists of:

•	Cash up to the principal amount of the note; and
•	Cadence’s common stock to the extent that the conversion value exceeds the amount of cash paid upon conversion of the Convertible Senior Notes.

In addition, if a fundamental change occurs prior to maturity, Cadence will, in certain cases, increase the conversion rate by an additional amount up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% shares of common stock, or depositary receipts representing such shares, that are:

•	Listed on, or immediately after the transaction or event will be listed on, a United States national securities exchange; or
•	Approved, or immediately after the transaction or event will be approved, for quotation on a United States system of automated dissemination of quotations of securities prices similar to the NASDAQ National Market prior to its designation as a national securities exchange.

As of December 30, 2006, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Cadence evaluated the embedded conversion option in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and concluded that the embedded conversion option contained within the Convertible Senior Notes should not be accounted for separately because the conversion option is indexed to Cadence’s common stock and is classified as stockholders’ equity. Furthermore, Cadence evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and concluded there was no beneficial conversion feature at the commitment date based on the conversion rate of the Convertible Senior Notes relative to the commitment date stock price.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $118.3 million as of December 30, 2006. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $42.6 million as of December 30, 2006. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is not considered anti-dilutive.

SFAS No. 128, “Earnings per Share” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the Convertible Senior Notes will be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under

EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount in accordance with SFAS No. 128 and EITF Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share.” As of December 30, 2006, no shares are included in diluted EPS for the Convertible Senior Notes.

In the event Cadence’s common stock exceeds $21.15 per share, for the first $1.00 the price exceeds $21.15, there would be dilution of approximately 1.1 million shares, but the impact on the calculation of EPS will vary depending on when during the quarter the $21.15 per share price is reached. As the share price continues to increase, dilution would continue to occur but at a declining rate.

Zero Coupon Zero Yield Senior Convertible Notes due 2023

In August 2003, Cadence issued $420.0 million principal amount of its 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of $406.4 million after transaction fees of $13.6 million that were recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The 2023 Notes were issued by Cadence at par and bear no interest. The 2023 Notes are convertible into Cadence common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, reducing the aggregate number of shares to be issued upon conversion to 14.7 million.

Cadence may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require Cadence to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. In addition, Cadence may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required Cadence to repurchase on August 15, 2008 or on other repurchase dates, as described above.

Each $1,000 of principal of the 2023 Notes will initially be convertible into 63.8790 shares of Cadence common stock, subject to adjustment upon the occurrence of specified events. Holders of the 2023 Notes may convert their 2023 Notes prior to maturity only if:

•	The price of Cadence common stock reaches $22.69 during certain periods of time specified in the 2023 Notes;
•	Specified corporate transactions occur;
•	The 2023 Notes have been called for redemption; or
•	The trading price of the 2023 Notes falls below a certain threshold.

As the fourth conversion feature is linked to the trading price of the 2023 Notes, which are traded in an observable market that differs from the one in which Cadence’s common stock is traded, the conversion feature meets the definition of a derivative that must be accounted for separately at fair value. The fair value of this conversion feature was not material at inception of the 2023 Notes or as of December 30, 2006. As of December 30, 2006, none of the conditions allowing holders of the 2023 Notes to convert had been met.

In the event of a fundamental change in Cadence’s corporate ownership or structure, the holders may require Cadence to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in Cadence’s corporate ownership or structure, in certain circumstances Cadence may choose to pay the repurchase price in cash, shares of Cadence common stock or a combination of cash and shares of

Cadence common stock. As of December 30, 2006, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

In connection with the issuance of the Convertible Senior Notes in December 2006, a portion of the proceeds were used to purchase in the open market 2023 Notes with a principal balance of $189.6 million for a total purchase price of $228.5 million. In connection with this purchase, Cadence incurred expenses of $40.8 million for the early extinguishment of debt. The loss on early extinguishment of debt included the call premium on the purchased 2023 Notes and the write-off of a portion of the unamortized deferred debt issuance costs.

Concurrently with the issuance of the 2023 Notes, Cadence entered into hedge transactions with a financial institution whereby Cadence originally acquired options to purchase up to 26.8 million shares of Cadence common stock at a price of $15.65 per share. These options expire on August 15, 2008 and must be settled in net shares. The cost of the hedge transactions to Cadence was $134.6 million. In connection with the purchase of a portion of the 2023 Notes in December 2006, Cadence also sold 12.1 million of the hedges that were originally purchased in connection with the 2023 Notes and received proceeds of $55.9 million.

In addition, Cadence sold warrants for its common stock to a financial institution for the purchase of up to 26.8 million shares of Cadence common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. Cadence received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the 2023 Notes in December 2006, Cadence also purchased 12.1 million of the warrants for its common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million. The remaining outstanding warrants will be included in diluted EPS to the extent the impact is not considered anti-dilutive.

The costs incurred in connection with the hedge transaction and the proceeds from the sale of the warrants are included as a net reduction in Common stock and capital in excess of par in the accompanying Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005, in accordance with the guidance in EITF No. 00-19. Additionally, the cost to purchase a portion of the warrants and the proceeds received from selling a portion of the notes hedges in December 2006 have also been recorded to stockholders equity. As of December 30, 2006, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $68.3 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $12.0 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

For the year ended December 30, 2006, a weighted average of 26.4 million common shares were included in diluted EPS for the 2023 Notes. There will be no other impact on basic or dilutive EPS for the 2023 Notes unless the price of Cadence’s common stock exceeds the warrant strike price of $23.08 per share. Up to $23.08 per share, in connection with any conversion, the operation of the hedge transactions and sale of the warrants would effectively result in no impact on basic or dilutive EPS. In the event Cadence’s common stock exceeds $23.08 per share, for the first $1.00 the price exceeds $23.08, there would be dilution of approximately 0.6 million shares, but the impact on the calculation of EPS will vary depending on when during the quarter the $23.08 per share price is reached. As the share price continues to increase, dilution would continue to occur but at a declining rate. If these transactions settle in Cadence’s favor, Cadence could be exposed to credit risk related to the other party to the transactions.

NOTE 7.	TERM LOAN

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

During the year ended December 30, 2006, Castlewilder made scheduled principal payments of $32.0 million, plus additional prepayments of $100.0 million, reducing the amount of principal due in 2007 and 2008. As of December 30, 2006, scheduled principal payments on the Term Loan due during 2007 were $28.0 million.

During the term of the Credit Agreement, Castlewilder has the option to choose between two interest rates:

•	A base rate equal to the higher of the Federal Funds Rate plus a spread of 0.50% or the “prime rate” publicly announced by Bank of America, N.A.; or
•	A LIBOR-based rate equal to LIBOR plus a spread of 0.625%.

The loan initially was a base rate loan that converted on December 22, 2005 into a LIBOR-based rate loan, which accrued interest monthly at a rate of 5.85% as of December 30, 2006. Cadence can change its interest rate election each Interest Period, as defined in the loan agreement. The margin with respect to the loan (if the loan is a LIBOR loan) may be increased or decreased depending upon Cadence’s consolidated leverage ratio.

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

In the event of the following, the Administrative Agent may declare that all or part of the loan, together with accrued interest and all other amounts accrued and outstanding under the financing documents, to be immediately due and payable:

•	Non-payment of any amounts due under the financing documents;
•	Non-compliance with any other provisions of the financing documents;
•	Any representation or statement made in the financing documents proving to have been incorrect or misleading at the time it was made;
•	Certain insolvency events, insolvency proceedings or creditor’s process with respect to Castlewilder and CTL;
•	Castlewilder or CTL ceasing to be either direct or indirect wholly-owned subsidiaries of Cadence;
•	It becoming unlawful for Castlewilder, CTL or Cadence to perform any material obligation under the financing documents; or
•	Any default under the Cadence Guaranty.

The Credit Agreement and the CTL Guaranty contain certain customary representations and warranties, affirmative and negative covenants and indemnification obligations of Castlewilder and CTL. The Credit Agreement also provides for certain tax gross-up payment obligations of Castlewilder. The Cadence Guaranty also contains representations and warranties, affirmative covenants, negative covenants relating to, among other matters, incurrence of liens and indebtedness, the making of investments and asset dispositions, as well as a requirement to maintain a minimum consolidated interest coverage ratio and consolidated leverage ratio. A breach by Castlewilder, Cadence or CTL of any of these representations, warranties or covenants could cause an event of default under the applicable financing document and allow the Administrative Agent to declare that all or part of the loan, together with accrued interest and all other amounts accrued and outstanding under the financing documents, to be immediately due and payable. The Cadence Guaranty also contains indemnification obligations on the part of Cadence. As of December 30, 2006, Cadence was in compliance with all of its covenants.

NOTE 8.	INCOME TAXES

The provision for income taxes consisted of the following components in fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Current:
Federal	$31,533	$66,179	$21,057
State	2,806	11,859	5,251
Foreign	35,830	24,070	1,350

Total current	70,169	102,108	27,658

Deferred:
Federal	29,447	(15,439)	(7,139)
State	4,769	(8,988)	(6,162)
Foreign	(4,681)	1,459	(2,394)

Total deferred	29,535	(22,968)	(15,695)

Total provision for income taxes	$99,704	$79,140	$11,963

Income before provision for income taxes included income from Cadence’s foreign subsidiaries of approximately $95.2 million in 2006, $87.1 million in 2005 and $93.6 million in 2004.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 35% to income before provision for income taxes in fiscal 2006, 2005 and 2004 as follows:

	2006	2005	2004
	(In thousands)

Provision computed at federal statutory rate	$84,657	$44,969	$30,253
State income tax, net of federal tax effect	5,031	702	91
Taxes on AJCA repatriation	----	30,082	----
Foreign income taxed at a higher (lower) rate	3,719	63	(28,172)
Stock-based compensation	1,388	3,420	3,301
Non-deductible meals and entertainment	877	787	760
Write-off of in-process technology	315	420	3,150
Basis difference in acquisitions	7,438	5,775	4,200
Sale of foreign subsidiary	----	----	139
Amortization of acquired intangibles	(1,529)	(1,508)	(1,066)
Change in valuation allowance	783	(2,698)	570
Research and development tax credit	(3,289)	(2,328)	(2,265)
Other	314	(544)	1,002

Provision for income taxes	$99,704	$79,140	$11,963

Effective tax rate	41%	62%	14%

Cadence includes interest expense associated with income tax liabilities within the Provision for income taxes in its Consolidated Income Statements.

The components of deferred tax assets and liabilities consisted of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
	(In thousands)

Deferred Tax Assets:
Intangibles	$45,506	$49,921
Accruals and reserves	31,747	26,334
Tax credit carryforwards	25,974	25,067
Depreciation and amortization	19,803	21,185
Investments	17,916	18,912
Compensation expense	12,609	14,984
Revenue recognition and allowance for doubtful accounts	2,169	13,694
Stock compensation	22,747	13,022
Net operating loss carryforwards	7,426	10,392
Accrued restructuring	8,674	9,506
Capital loss carryforwards	----	2,757
Other	----	3,396

Total deferred tax assets	194,571	209,170
Valuation allowance	(5,909)	(5,125)

Net deferred tax assets	188,662	204,045

Deferred Tax Liabilities:
Intangibles	(29,865)	(43,501)
Unrealized gains on investments	(2,102)	(6,453)
Other	(6,615)	(5,776)

Total deferred tax liabilities	(38,582)	(55,730)

Total net deferred tax assets	$150,080	$148,315

As of December 30, 2006, Cadence had total net deferred tax assets of approximately $150.1 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character and in the appropriate jurisdictions prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

The valuation allowance increased by $0.8 million during 2006 based on estimation of realization of deferred tax assets in future years. As of December 30, 2006, the valuation allowance was $5.9 million and is related to certain state net operating losses and tax credits, the utilization of which is not likely based on available evidence, including Cadence’s estimation of future taxable income in these states.

During the fourth quarter of 2005, Cadence completed its evaluation of the repatriation provisions of the American Jobs Creation Act, or AJCA, which created a temporary one year incentive for United States corporations to repatriate accumulated earnings of foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. Cadence made the determination to repatriate $500.0 million of certain foreign earnings which were previously considered to be indefinitely reinvested outside of the United States. Cadence has been and will continue to invest these earnings in the United States pursuant to the AJCA guidelines. Cadence completed the repatriation and recorded an income tax expense of $30.1 million associated with the repatriation during the fourth quarter of 2005.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. As of December 30, 2006, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $274.0 million. As of December 30, 2006, the unrecognized deferred tax liability for these earnings was approximately $84.0 million. Cadence intends to indefinitely reinvest its foreign earnings outside of the United States.

As of December 30, 2006, Cadence had federal and California net operating loss carryforwards of approximately $13.6 million and $2.0 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2008 through 2025. The California net operating loss carryforwards will expire at various dates from 2012 through 2015. Cadence also has tax effected net operating losses from states other than California of $2.6 million, net of federal tax benefit, which will expire at various dates from 2007 through 2025.

As of December 30, 2006, Cadence had federal tax credits of $12.9 million, California credits of $8.1 million, net of federal tax benefit, credits from states other than California of $4.8 million, net of federal tax benefit and $0.2 million of tax credits in foreign jurisdictions. Of these tax credits, $9.6 million do not expire and carry forward indefinitely until utilized and the remaining $16.4 million of tax credits will expire at various dates from 2007 through 2024.

The IRS and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence has filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it has with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining Cadence’s provision for income taxes. The calculation of Cadence’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of Cadence’s provision for income taxes, Cadence regularly assesses the likelihood of adverse outcomes resulting from tax examinations including the RARs for the tax years 1997 through 2002. Cadence provides for tax liabilities on its Consolidated Balance Sheets unless Cadence considers it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, Cadence cannot assure that such amount will not be materially different than that which is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

NOTE 9.	ACQUISITIONS

For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.

Comparative pro forma financial information for all 2006, 2005 and 2004 acquisitions have not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

2006 Acquisition

In March 2006, Cadence acquired a company for an aggregate initial purchase price of $25.8 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The preliminary allocation of the purchase price was recorded as $17.4 million of goodwill, $9.4 million of identifiable intangible assets and $(1.0) million of net liabilities. The $17.4 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. Any subsequent adjustments to the purchase price of this acquired company are included in the “Other” line of the changes of goodwill table in Note 10 below.

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

The following table summarizes the preliminary allocation of the purchase price for Verisity and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$92,574
Property, plant and equipment	2,509
Other assets	12,083
Acquired intangibles:
Existing technology and backlog (one to five-year weighted-average useful lives)	34,000
Agreements and relationships (three to five-year weighted-average useful lives)	21,300
Tradenames / trademarks / patents (seven-year weighted-average useful life)	4,000
In-process technology	9,400
Goodwill	221,665

Total assets acquired	397,531

Current liabilities	36,651
Long-term liabilities	35,451

Total liabilities assumed	72,102

Net assets acquired	$325,429

Any subsequent adjustments to the purchase price of this acquired company are included in the “Other” line of the changes of goodwill table in Note 10 below. The $9.4 million of purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use exists. The write-off of acquired in-process technology is a component of operating expenses in the 2005 Consolidated Income Statement.

For tax purposes, approximately $160.0 million of the goodwill is expected to be deductible.

2004 Acquisitions

Neolinear, Inc.

In April 2004, Cadence acquired Neolinear, Inc., or Neolinear, a privately-held developer of rapid analog design technology. Cadence purchased Neolinear to acquire key personnel and technology. As discussed in Note 12, prior to the acquisition Cadence held an investment in Neolinear of $3.0 million, representing 12% ownership, which was accounted for under the equity method of accounting. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for the acquisition of Neolinear as a step acquisition. The aggregate initial purchase price was $78.1 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The purchase price and goodwill will increase if certain revenue and product development performance goals are achieved over a period of approximately four years following the acquisition.

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

Any subsequent adjustments to the purchase price of this acquired company are included in the “Other” line of the changes of goodwill table in Note 10 below. The $38.3 million of goodwill is not expected to be deductible for income tax purposes.

Other 2004 Acquisition

During the year ended January 1, 2005, Cadence acquired one other company for an aggregate initial purchase price of $9.2 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $5.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes.

Acquisition-Related Earnouts

For many of Cadence’s previously completed acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product development performance goals. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition.

During the year ended December 30, 2006, Cadence recorded $18.6 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $18.6 million of goodwill consisted of $18.5 million in cash payments and $0.1 million in accrued liabilities on the Consolidated Balance Sheet as of December 30, 2006. In addition, Cadence recorded $1.4 million in compensation expense related to these earnouts during the year ended December 30, 2006.

During the year ended December 31, 2005, Cadence recorded $27.5 million of goodwill for earnouts payable to former stockholders of acquired companies as a result of the achievement of certain performance goals. The $27.5 million of earnouts consisted of $23.5 million of cash payments made prior to December 31, 2005, the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million and $2.7 million accrued in Accounts payable and accrued liabilities on the Consolidated Balance Sheet as of December 31, 2005.

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

In connection with Cadence’s acquisitions completed prior to December 30, 2006, Cadence may be obligated to pay up to an aggregate of $4.8 million in cash during the next 12 months and an additional $2.0 million in cash in periods after the next 12 months through August 2008 if certain revenue and product development performance goals are achieved.

Write-off of Acquired In-Process Research and Development

Acquired in-process research and development charges represent in-process research and development that had not reached technological feasibility at the time of acquisition and had no probable alternative future use.

For acquisitions completed during 2006, 2005 and 2004, the purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process research and development is a component of operating expenses in the Consolidated Income Statements.

Described below are the write-offs of acquired in-process research and development charges in fiscal 2006, 2005 and 2004.

	2006		2005	2004
	(In thousands)
Verisity Ltd.	$	----	$9,400	$	----
Neolinear, Inc.		----	----		7,000
Other 2006 acquisition		900	----		----
Other 2004 acquisition		----	----		2,000

Total in-process research and development		$900	$9,400		$9,000

NOTE 10.	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2006. Based on the results of the impairment review, Cadence determined that no indicators of impairment existed for its reporting unit during 2006.

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

The changes in the carrying amount of goodwill for the years ended December 30, 2006 and December 31, 2005 are as follows:

(In thousands)

Balance as of January 1, 2005	$995,065
Goodwill resulting from acquisitions during the year	221,665
Additions due to earnouts	27,536
Adjustments to acquired deferred tax assets and taxes payable	(4,884)
Tax benefits allocable to goodwill	(2,079)
Other	(4,377)

Balance as of December 31, 2005	1,232,926

Goodwill resulting from acquisitions during the year	17,393
Additions due to earnouts	18,632
Adjustments to acquired deferred tax assets and taxes payable	(377)
Tax benefits allocable to goodwill	(1,370)
Other	375

Balance as of December 30, 2006	$1,267,579

Goodwill resulting from acquisitions during the year includes adjustments to the initial allocation of the purchase price. During the year ended December 31, 2005, Cadence recorded other adjustments of $4.4 million in the carrying amount of goodwill primarily as a result of a $3.0 million reduction for foreign currency translation and a $1.4 million reduction due to adjustments to the initial purchase price of certain acquisitions, which primarily consists of changes to estimated sublease income from facilities acquired as part of previous acquisitions.

Acquired Intangibles, net

Acquired intangibles with finite lives as of December 30, 2006 were as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net
	(In thousands)
Existing technology and backlog	$625,832	$(572,315)	$53,517
Agreements and relationships	63,153	(41,773)	21,380
Distribution rights	30,100	(10,535)	19,565
Tradenames, trademarks and patents	26,634	(8,358)	18,276

Total acquired intangibles	$745,719	$(632,981)	$112,738

Acquired intangibles with finite lives as of December 31, 2005 were as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net
	(In thousands)
Existing technology and backlog	$623,360	$(527,858)	$95,502
Agreements and relationships	63,807	(33,824)	29,983
Distribution rights	30,100	(7,525)	22,575
Tradenames, trademarks and patents	11,034	(5,247)	5,787

Total acquired intangibles	$728,301	$(574,454)	$153,847

Aggregate amortization expense for the fiscal years 2006, 2005 and 2004 was as follows:

	2006	2005	2005
	(In thousands)
Amortization expense	$63,251	$102,135	$104,685

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)
2007	$40,960
2008	29,535
2009	20,288
2010	10,079
2011	5,967
Thereafter	5,909

Total estimated amortization expense	$112,738

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

NOTE 11.	SALES OF INSTALLMENT CONTRACT RECEIVABLES

From time-to-time, Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The following table shows the amounts of accounts receivable transferred to financing institutions on a non-recourse basis in fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Accounts receivable transferred	$200,837	$202,757	$32,150

Losses on the sale of receivables are included in General and administrative expense in the accompanying Consolidated Income Statements. The recorded losses are determined based on the purchasing financing institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded in fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Losses on sales of receivables	$20,257	$10,678	$2,080

When Cadence sells receivables, it normally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights have not been material to Cadence’s Consolidated Financial Statements.

NOTE 12.	FINANCIAL INSTRUMENTS

Investments

The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of December 30, 2006:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)
Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$80,015	$	----	$	----	$80,015

Cash equivalents:
Money market mutual funds	6,023		----		----	6,023
Commercial paper	848,304		----		----	848,304

Total cash equivalents	854,327		----		----	854,327

Total Cash and cash equivalents	$934,342	$	----	$	----	$934,342

Classified as investments:
Time deposits	$434	$	----	$	----	$434
Marketable securities – available-for-sale	15,510		9,749		(1,604)	23,655
Non-marketable securities	31,360		----		----	31,360

Total investments	$47,304		$9,749		$(1,604)	$55,449

Investments Reported as:
Short-term investments						$24,089
Long-term investments in Other assets						31,360

Total investments						$55,449

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 30, 2006:

	Less than 12 Months
		Gross
		Unrealized
	Fair Value	Losses
	(In thousands)

Marketable securities – available-for-sale	$8,414	$(1,604)

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

The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of December 31, 2005:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)
Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$104,655	$	----	$	----	$104,655

Cash equivalents:
United States agency discount notes	19,980		----		----	19,980
Money market mutual funds	26,096		----		----	26,096
Commercial paper	710,584		----		----	710,584

Total cash equivalents	756,660		----		----	756,660

Total Cash and cash equivalents	$861,315	$	----	$	----	$861,315

Classified as investments:
Time deposits	$279	$	----	$	----	$279
Marketable securities – available-for-sale	13,974		19,912		(889)	32,997
Non-marketable securities	37,897		----		----	37,897

Total investments	$52,150		$19,912		$(889)	$71,173

Investments Reported as:
Short-term investments						$33,276
Long-term investments in Other assets						37,897

Total investments						$71,173

Marketable Securities

Net recognized gains from the sale of available-for-sale securities in fiscal 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In thousands)
Available-for-sale Securities	$6,667	$9,191	$6,795

There were no recognized losses from other-than-temporary declines in the market value of available-for-sale securities in 2006 and 2005. Recognized losses from other-than-temporary declines in the market value of available-for-sale securities totaled $0.7 million in 2004.

Non-Marketable Securities

Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities, which are included in Other assets on the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were $19.9 million in 2006, $2.5 million in 2005 and $5.7 million in 2004. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $2.7 million in 2006. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Income Statements.

The following table illustrates the carrying value of Cadence’s non-marketable securities as of December 30, 2006 and December 31, 2005:

	2006	2005
	(In thousands)
Non-Marketable Securities – Application of Cost Method	$29,726	$37,897
Non-Marketable Securities – Application of Equity Method	1,634	----

Total	$31,360	$37,897

Cost Method Investments

Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $2.5 million in 2006, $9.7 million in 2005 and $1.5 million in 2004. These write-downs are included in Other income (expense), net, in the Consolidated Income Statements.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners L.P., a limited partnership in which Cadence and its 1996 Deferred Compensation Venture Investment Plan Trust were the sole limited partners, was sold for consideration of $6.53 per share of common stock. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that could have been asserted against KhiMetrics on or before the first anniversary of the acquisition. The escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics in January and February 2007. No gain was recorded on amounts held in escrow during 2006. In connection with this sale, Cadence received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during the year ended December 30, 2006. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during the year ended December 30, 2006.

Equity Method Investments

Cadence’s voting interest in its equity method investments ranged from approximately 10% to 46% of the following privately-held companies: Accent S.p.a., CoWare, Inc., FyreStorm, Inc., Shanghai SVA Integrated Circuits Co., Ltd., Theta Microelectronics, Inc. and ZCIST Co., Ltd.

The following table presents (unaudited) summary financial data of Cadence’s equity method investments held as of December 30, 2006:

As of December 30, 2006:	(In thousands)
Current assets	$30,143
Non-current assets	$8,448
Current liabilities	$49,182
Non-current liabilities	$18,017
Stockholders’ deficit	$(28,608)

For the year ended December 30, 2006:
Net sales	$52,643
Costs and expenses	$(69,825)
Operating loss	$(17,182)
Net loss	$(20,974)

In accordance with the equity method of accounting, Cadence records its proportional share of the investees’ gains or losses in Other income (expense), net. Cadence records its interest in equity method gains and losses in the quarter following the quarter in which these gains or losses actually occur because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Consolidated Financial Statements. In addition, Cadence records impairment losses of equity method investments if an other-than-temporary decline in value exists. These write-downs are included in Other income (expense), net, in the Consolidated Income Statements. Cadence’s proportional share of its investees’ net losses and impairment losses was as follows:

	2006		2005	2004
	(In thousands)
Proportional share of equity method losses		$(1,200)	$(6,492)	$(16,944)
Impairments of equity method investments	$	----	$(1,271)	$(1,993)

As of December 30, 2006, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial.

NOTE 13.	LEASE COMMITMENTS

Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options. Rental expense was $30.5 million in fiscal 2006, $29.0 million in fiscal 2005 and $25.6 million in fiscal 2004.

As of December 30, 2006, future minimum lease payments under non-cancelable operating leases and contractual sublease income were as follows:

			Net
	Operating	Sub-lease	Operating
	Leases	Income	Leases
	(In thousands)
For the fiscal years:
2007	$33,942	$(3,111)	$30,831
2008	27,504	(3,316)	24,188
2009	17,422	(1,987)	15,435
2010	11,336	(814)	10,522
2011	8,509	(760)	7,749
2012 and after	36,717	(3,073)	33,644

Total lease payments	$135,430	$(13,061)	$122,369

Of the $122.4 million in net operating lease payments, $31.3 million was accrued in restructuring expense prior to December 30, 2006 and will be charged against the restructuring accrual as paid.

NOTE 14.  CONTINGENCIES

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

On November 8, 2006, an individual filed suit against Cadence, Magma Design Automation, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of Cadence and the other defendants infringe a patent for an electronic simulation and emulation system owned by the plaintiff. The plaintiff seeks unspecified damages and attorneys’ fees and costs. Cadence disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

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

The IRS and other tax authorities regularly examine Cadence’s income tax returns. In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that Cadence has with a foreign subsidiary. Cadence has filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposes to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it has with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

Significant judgment is required in determining Cadence’s provision for income taxes. The calculation of Cadence’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In determining the adequacy of our provision for income taxes, Cadence regularly assesses the likelihood of adverse outcomes resulting from tax examinations including the RARs for the tax years 1997 through 2002. Cadence provides for tax liabilities on its Consolidated Balance Sheets unless Cadence considers it probable that additional taxes will not be due. However, the ultimate outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, Cadence cannot assure you that such amount will not be materially different than that which is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

NOTE 15.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, the numerator, by the weighted average number of shares of common stock outstanding, less unvested restricted stock, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the 2023 Notes, in the diluted earnings per common share calculation using the if-converted method of accounting. Under that method, the 2023 Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the 2023 Notes is added back to net income.

EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the Convertible Senior Notes will be converted. However, since the

Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method. As of December 30, 2006, no shares are included in diluted EPS for the Convertible Senior Notes.

The following table presents the calculation for the numerator and denominator used in the basic and diluted net income per share computations in fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$142,174	$49,343	$74,474
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	1,565	1,564	1,578

Net income before cumulative effect of change in accounting principle, as adjusted	$143,739	$50,907	$76,052

Net income after cumulative effect of change in accounting principle	$142,592	$49,343	$74,474
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	1,565	1,564	1,578

Net income after cumulative effect of change in accounting principle, as adjusted	$144,157	$50,907	$76,052

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	279,354	278,520	271,328
2023 Convertible notes	26,438	26,837	26,837
Options	4,699	7,483	6,312
Restricted stock and ESPP shares	1,966	1,543	1,297

Weighted average common and potential common shares used to calculate diluted net income per share	312,457	314,383	305,774

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.51	$0.18	$0.27

Net income per share after cumulative effect of change in accounting principle	$0.51	$0.18	$0.27

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.46	$0.16	$0.25

Net income per share after cumulative effect of change in accounting principle	$0.46	$0.16	$0.25

The following table presents the potential shares of Cadence common stock outstanding at the end of the fiscal years 2006, 2005 and 2004 which were not included in the computation of diluted net income per share because their effect would be antidilutive:

	2006	2005	2004
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2016)	24,077	26,039	33,770
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	----	----
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	14,717	26,829	26,829

Total potential common shares excluded	62,434	52,868	60,599

NOTE 16.  STOCK REPURCHASE PROGRAMS

In August 2001, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate, which amount was exhausted during February 2006. In February 2006, the Cadence Board of Directors authorized a new program to repurchase shares of Cadence common stock in the open market with a value of up to $500.0 million in the aggregate. In November 2006, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to an additional $500.0 million in the aggregate.

The table below presents the shares repurchased under Cadence’s stock repurchase programs in fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Shares repurchased	27,917	6,150	7,031
Total cost of repurchased shares	$494,088	$101,070	$94,105

As of December 30, 2006, the remaining repurchase authorization under these stock repurchase programs totaled $527.8 million.

NOTE 17.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $11.4 million in 2006, $10.8 million in 2005, and $9.6 million in 2004.

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. These investments are classified as trading securities on Cadence’s Consolidated Balance Sheets and gains and losses are recognized as income (expense) in the Consolidated Income Statements. Net recognized appreciation (depreciation) of trading securities in fiscal 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)

Trading Securities	$3,701	$6,599	$(4,975)

NOTE 18.  STATEMENT OF CASH FLOWS

The supplemental cash flow information for 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	(In thousands)

Cash Paid (Received) During the Year for:
Interest		$6,401		$120	$186

Income taxes, including foreign withholding tax		$51,930		$9,430	$(2,086)

Non-Cash Investing and Financing Activities:
Common and treasury stock issued for acquisitions		$2,594		$11,883	$14,934

Unrealized gain (loss) of available-for-sale securities, net of taxes		$(6,527)		$1,020	$(517)

Accrued purchased software	$	----	$	----	$6,100

NOTE 19.  RESTRUCTURING AND OTHER CHARGES

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more productively while improving operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of December 30, 2006.

The initial facility closure and space reduction costs included in these restructurings were comprised of payments required under leases, less any applicable estimated sublease income after the properties were abandoned, lease buyout costs and other contractual charges. To estimate the initial lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing all or part of a building, Cadence management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

Each reporting period, Cadence evaluates the adequacy of the lease loss accrual for each plan of restructuring. Cadence adjusts the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. Cadence also considers executed sublease agreements and adjusts the lease loss accrual if sublease income under the agreement differs from initial estimates.

During 2005, in conjunction with the workforce reduction in Cadence’s European design services business, Cadence completed a sale-leaseback transaction involving land and a building in Livingston, Scotland. Proceeds from the sale were $33.6 million and the total gain on the sale was $3.6 million. Cadence leased back a portion of the facility for two years following the date of sale and another portion for ten years from the date of sale, with an option to terminate the ten year lease after five years. Cadence deferred the gain on the sale and is recognizing the gain ratably over the maximum lease term of ten years.

Since 2001, Cadence has recorded facilities consolidation charges, net of credits, of $97.0 million related to space reductions or facility closures of 49 sites. As of December 30, 2006, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.

As of December 30, 2006, Cadence’s accrued estimate of the lease loss related to all restructuring activities initiated since 2001 was $31.3 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss.

Total restructuring costs accrued as of December 30, 2006 were $31.3 million, consisting solely of lease losses, of which $5.1 million was Accounts payable and accrued liabilities and $26.2 million was Other long-term liabilities.

Restructuring and other charges (credits) recorded by plan of restructuring for fiscal years 2006, 2005 and 2004 are as follows:

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Other		Total
	(In thousands)

2006:
2005 Plan	$(106)	$	----	$34	$	----	$(72)
2003, 2002 and 2001 Plans	----		----	(725)		----	(725)

Total 2006 Charges	$(106)	$	----	$(691)	$	----	$(797)

2005:
2005 Plan	$20,785		$2,401	$2,425	$	----	$25,611
2004 Plan	(343)		----	----		----	(343)
2003, 2002 and 2001 Plans	----		(24)	10,090		----	10,066

Total 2005 Charges	$20,442		$2,377	$12,515	$	----	$35,334

2004:
2004 Plan	$7,035		$206	$ ----		$9,365	$16,606
2003, 2002 and 2001 Plans	(1,322)		(3,963)	2,221		----	(3,064)

Total 2004 Charges	$5,713		$(3,757)	$2,221		$9,365	$13,542

Due to the immateriality of the 2003 Restructuring, 2002 Restructuring and 2001 Restructuring, they have been combined in the above table.

Cadence’s workforce reduction activities related to the 2004 Restructuring and the 2005 Restructuring were completed prior to December 31, 2005. Cadence recorded a credit during the twelve months ended December 30, 2006 to remove the remaining severance and benefits accrual related to the 2005 Restructuring. The other activity recorded in each of the restructuring plans for the year ended December 30, 2006 relates to payment of remaining lease obligations, net of sublease payments received, and changes in the estimate related to lease loss accruals.

The following tables present activity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 associated with each plan of restructuring.

2005 Restructuring

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total
	(In thousands)
Balance, January 1, 2005	$ ----	$	----	$ ----	$	----
Restructuring and other charges, net	20,785		2,401	2,425		25,611
Non-cash charges	----		(2,232)	12		(2,220)
Cash payments	(20,471)		(169)	(794)		(21,434)
Effect of foreign currency translation	(212)		----	(53)		(265)

Balance, December 31, 2005	102		----	1,590		1,692
Restructuring and other charges, net	(106)		----	34		(72)
Non-cash charges	----		----	39		39
Cash payments	(1)		----	(527)		(528)
Effect of foreign currency translation	5		----	50		55

Balance, December 30, 2006	$ ----	$	----	$1,186		$1,186

2004 Restructuring

	Severance
	and	Asset-
	Benefits	Related		Other		Total
	(In thousands)

Balance, January 3, 2004	$ ----	$	----	$	----	$	----
Restructuring and other charges, net	7,035		206		9,365		16,606
Non-cash charges	-----		(174)		(9,365)		(9,539)
Cash payments	(6,683)		(30)		----		(6,713)
Effect of foreign currency translation	118		(2)		----		116

Balance, January 1, 2005	470		----		----		470
Restructuring and other charges, net	(343)		----		----		(343)
Cash payments	(115)		----		----		(115)
Effect of foreign currency translation	(12)		----		----		(12)

Balance, December 31, 2005	$ ----	$	----	$	----	$	----

2001 Restructuring, 2002 Restructuring and 2003 Restructuring

	2001	2002	2003
	Restructuring	Restructuring	Restructuring
		(In thousands)

Balance, January 3, 2004	$20,999	$17,352	$21,211
Restructuring and other charges, net	680	(1,580)	(2,164)
Non-cash charges	----	(32)	32
Cash payments	(6,216)	(6,822)	(8,508)
Effect of foreign currency translation	1,139	94	1,022

Balance, January 1, 2005	16,602	9,012	11,593
Restructuring and other charges, net	5,734	(411)	4,743
Non-cash charges	----	----	132
Cash payments	(2,247)	(1,965)	(7,700)
Effect of foreign currency translation	(1,533)	(14)	(730)

Balance, December 31, 2005	18,556	6,622	8,038
Restructuring and other charges, net	(24)	(375)	(326)
Non-cash charges	----	----	155
Cash payments	(1,825)	(1,113)	(2,405)
Effect of foreign currency translation	2,008	13	790

Balance, December 30, 2006	$18,715	$5,147	$6,252

The liabilities remaining as of December 30, 2006 in the 2001 Restructuring, 2002 Restructuring and 2003 Restructuring consist primarily of excess facilities liabilities.

NOTE 20.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, for fiscal 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)

Interest income	$39,288	$15,606	$5,585
Gains on sale of non-marketable securities (Note 12)	19,875	2,507	5,672
Gains on available-for-sale securities (Note 12)	6,667	9,191	6,795
Gains (losses) on trading securities in Cadence’s non-qualified deferred compensation trust (Note 17)	3,701	6,599	(4,975)
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust (Note 12)	2,660	----	----
Gains (losses) on foreign exchange	1,949	4,541	(1,421)
Equity loss from investments (Note 12)	(1,200)	(6,492)	(16,944)
Write-down of investments (Note 12)	(2,467)	(10,934)	(4,236)
Other income (expense)	(71)	(5,921)	(1,989)

Total other income (expense), net	$70,402	$15,097	$(11,513)

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

Cadence’s CEO reviews Cadence’s consolidated results within one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the customer is domiciled. Long-lived assets are attributed to geography based on the country where the assets are located.

The following tables present a summary of revenue by geography in fiscal 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

North America:
United States	$765,120	$613,186	$598,849
Other North America	31,255	20,335	27,025

Total North America	796,375	633,521	625,874

Europe, Middle East and Africa:
Germany	88,198	72,548	87,324
Other Europe, Middle East, and Africa	196,199	172,443	174,533

Total Europe, Middle East, and Africa	284,397	244,991	261,857

Japan and Asia:
Japan	247,886	333,233	191,169
Asia	155,237	117,447	118,580

Total Japan and Asia	403,123	450,680	309,749

Total	$1,483,895	$1,329,192	$1,197,480

	2006	2005	2004
	(In thousands)

United States	$765,120	$613,186	$598,849
Other	718,775	716,006	598,631

Total	$1,483,895	$1,329,192	$1,197,480

The following tables present a summary of long-lived assets by geography as of December 30, 2006, December 31, 2005, and January 1, 2005:

	2006	2005	2004
	(In thousands)

North America:
United States	$325,076	$331,229	$334,943
Other	108	227	371

Total North America	325,184	331,456	335,314

Europe, Middle East and Africa:
Germany	1,163	752	985
Other Europe, Middle East, and Africa	8,026	7,739	37,417

Total Europe, Middle East, and Africa	9,189	8,491	38,402

Japan and Asia:
Japan	797	2,193	2,787
Asia	19,405	14,805	13,864

Total Japan and Asia	20,202	16,998	16,651

Total	$354,575	$356,945	$390,367

	2006	2005	2004
	(In thousands)

United States	$325,076	$331,229	$334,943
Other	29,499	25,716	55,424

Total	$354,575	$356,945	$390,367

No one customer accounted for 10% or more of total revenue in fiscal 2006, 2005 or 2004.

As of December 30, 2006, no one customer accounted for 10% or more of Cadence’s Accounts receivable, net. As of December 31, 2005, one customer accounted for 20% of Accounts receivable, net.

NOTE 22.	SUBSEQUENT EVENT

In January 2007, Cadence completed the sale of certain land and buildings in San Jose, California for a sale price of $46.5 million. Concurrently with the sale, Cadence leased back from the purchaser approximately 262,500 square feet of office space, which represents all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each. Cadence is obligated to make lease payments related to this lease of $2.2 million in 2007, $2.4 million in 2008 and $0.2 million in 2009.

Cadence received cash payment for the full sale price in January 2007. During the lease term, Cadence intends to construct an additional building located on its San Jose, California campus to replace the buildings it sold in this transaction.

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition
		Charged to
	Balance at	(Credited)	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts(1)		Deductions(2)	Period
Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 30, 2006:
Bad debt allowance	$6,896	$(4,431)	$	----	$(398)	$2,067
Sales return allowance	4,083	----		(2,346)	----	1,737

Total	$10,979	$(4,431)		$(2,346)	$(398)	$3,804

Year Ended December 31, 2005:
Bad debt allowance	$8,151	$(647)	$	----	$(608)	$6,896
Sales return allowance	4,583	----		(500)	----	4,083

Total	$12,734	$(647)		$(500)	$(608)	$10,979

Year Ended January 1, 2005:
Bad debt allowance	$10,967	$(220)	$	----	$(2,596)	$8,151
Sales return allowance	11,626	----		667	(7,710)	4,583

Total	$22,593	$(220)		$667	$(10,306)	$12,734

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
3.02		The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).
4.01		Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (File No. 33-43400) filed on October 17, 1991).
4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).
4.03		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.375% Convertible Senior Notes due 2011.
4.04		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes due 2013.
4.05		Registration Rights Agreement dated as of December 19, 2006 by and between the Registrant and Merrill Lynch, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. as representatives of the initial purchasers named therein.
*10	.01	The Registrant’s 1987 Stock Incentive Plan, as amended and restated.
*10	.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended July 3, 2004 (the “2004 Second Quarter Form 10-Q”)).
*10	.03	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Form 10-K”)).
*10	.04	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards as currently in effect under the Cadence Design Systems, Inc. 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2006).
10.05		JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-85080) filed on March 28, 2002).
*10	.07	The Registrant’s Directors 1995 Stock Option Plan, as amended and restated.
*10	.08	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on April 3, 2006).
*10	.09	The Registrant’s amended and restated Senior Executive Bonus Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 3, 2006).

Exhibit
Number		Exhibit Title
*10	.10	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”)).
*10	.11	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the “2001 Form 10-K”)).
10.12		The Registrant’s 1993 Non-Statutory Stock Incentive Plan, as amended and restated.
10.14		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-87674) filed on May 7, 2002).
10.15		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended June 28, 1997).
*10	.17	Amended and Restated Residential Lease, effective as of February 21, 2007, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin and Elizabeth Bushby.
10.18		Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-108251) filed on August 27, 2003).
10.19		Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).
10.20		Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).
*10	.21	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).
10.22		Neolinear, Inc. 2004 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-115351) filed on May 10, 2004).
10.23		QDA, Inc. 2003 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended January 3, 2004 (the “2003 Form 10-K”)).
*10	.27	Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
10.28		Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (File No. 333-71717) filed on February 3, 1999).
10.29		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to S-4 Registration Statement (File No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).
10.30		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).
10.31		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to the 2003 Form 10-K).
*10	.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended (Incorporated by reference to Exhibit 10.32 to the 2004 Second Quarter Form 10-Q).

Exhibit
Number		Exhibit Title
10.33		eTop Design Technology, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-119335) filed on September 28, 2004).
10.34		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).
10.35		Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).
*10	.37	Employment Agreement between Registrant and Moshe Gavrielov dated January 12, 2005 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10.38		OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-85591) filed on August 19, 1999).
*10	.39	Employment Agreement, effective as of May 12, 2004, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.78 to the 2004 Second Quarter Form 10-Q).
*10	.40	Amendment to Employment Agreement, dated as of May 17, 2005, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).
10.41		Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).
10.43		The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated.
*10	.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).
*10	.45	Employment Agreement, effective as of May 26, 2004, between the Registrant and Kevin Bushby (Incorporated by reference to Exhibit 10.80 to the 2004 Second Quarter Form 10-Q).
*10	.46	Employment Agreement, effective as of May 18, 2004, between the Registrant and R.L. Smith McKeithen (Incorporated by reference to Exhibit 10.81 to the 2004 Second Quarter Form 10-Q).
10.47		The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated.
10.48		Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (File No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).
10.49		Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).
10.50		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).
10.51		Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).
*10	.52	Employment Agreement, effective as of January 1, 2005, between the Registrant and William Porter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2004).
*10	.53	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.53 to the 2004 Form 10-K).
*10	.54	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).

Exhibit
Number		Exhibit Title
10.55		Term Facility Agreement, dated as of December 19, 2005, among Castlewilder, as borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as lead arranger and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2005 (the “December 2005 Form 8-K”)).
10.56		Guaranty, dated as of December 19, 2005, made by the Registrant in favor of Bank of America, N.A. as the Administrative Agent and the lender parties thereto (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K).
10.57		Guaranty, dated as of December 19, 2005, made by Cadence Technology Limited in favor of Bank of America, N.A. as the Administrative Agent and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).
*10	.59	Employment Agreement, effective as of February 15, 2007, between the Registrant and James Miller (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007).
10.61		CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).
10.62		CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).
10.63		DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-82044) filed on February 4, 2002).
10.64		Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-75874) filed on December 21, 2001).
10.65		The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).
10.68		BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).
10.69		BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).
10.70		BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).
10.71		Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).
10.72		Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).
10.73		Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.73 to the 2003 Form 10-K).
10.74		Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.74 to the 2003 Form 10-K).
10.75		Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.75 to the 2003 Form 10-K).

Exhibit
Number	Exhibit Title
10.76	Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.76 to the 2003 Form 10-K).
10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.77 to the 2003 Form 10-K).
10.78	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-124025) filed on April 12, 2005 (the “April 2005 Form S-8”)).
10.79	Verisity Ltd. 1999 Israeli Share Option Plan (Incorporated by reference to Exhibit 99.2 to the April 2005 Form S-8).
10.80	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan (Incorporated by reference to Exhibit 99.3 to the April 2005 Form S-8).
10.81	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999) (Incorporated by reference to Exhibit 99.4 to the April 2005 Form S-8).
10.82	Verisity Ltd. 2000 Israeli Share Option Plan, as amended (Incorporated by reference to Exhibit 99.5 to the April 2005 Form S-8).
10.83	Amended and Restated Axis Systems Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 99.6 to the April 2005 Form S-8).
10.84	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2011.
10.85	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013.
10.86	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.
10.87	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.
10.88	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2011.
10.89	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013.
10.90	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association.
10.91	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association.
10.92	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2011.
10.93	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013.

Exhibit
Number	Exhibit Title
10.94	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.
10.95	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.
21.01	Subsidiaries of the Registrant.
23.01	Independent Registered Public Accounting Firm’s Consent.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

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
Dated: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME/TITLE	DATE

/s/ Michael J. Fister Michael J. Fister President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ William Porter William Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

ADDITIONAL DIRECTORS

/s/ Donald L. Lucas Donald L. Lucas	February 23, 2007

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli	February 23, 2007

/s/ George M. Scalise George M. Scalise	February 23, 2007

/s/ Dr. John B. Shoven Dr. John B. Shoven	February 23, 2007

/s/ Roger Siboni Roger Siboni	February 23, 2007

/s/ John A. C. Swainson John A. C. Swainson	February 23, 2007

/s/ Lip-Bu Tan Lip-Bu Tan	February 23, 2007

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title
3.01		(a) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended July 4, 1998).
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
3.02		The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).
4.01		Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (File No. 33-43400) filed on October 17, 1991).
4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).
4.03		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.375% Convertible Senior Notes due 2011.
4.04		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes due 2013.
4.05		Registration Rights Agreement dated as of December 19, 2006 by and between the Registrant and Merrill Lynch, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. as representatives of the initial purchasers named therein.
*10	.01	The Registrant’s 1987 Stock Incentive Plan, as amended and restated.
*10	.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended July 3, 2004 (the “2004 Second Quarter Form 10-Q”)).
*10	.03	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Form 10-K”)).
*10	.04	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards as currently in effect under the Cadence Design Systems, Inc. 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2006).
10.05		JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-85080) filed on March 28, 2002).
*10	.07	The Registrant’s 1995 Directors Stock Option Plan, as amended and restated.
*10	.08	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on April 3, 2006).
*10	.09	The Registrant’s amended and restated Senior Executive Bonus Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 3, 2006).
*10	.10	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002 (Incorporated by reference to Exhibit 10.08 to the Registrant’s Form 10-K for the fiscal year ended December 28, 2002 (the “2002 Form 10-K”)).

Exhibit
Number		Exhibit Title
*10	.11	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the ‘‘2001 Form 10-K”)).
10.12		The Registrant’s 1993 Non-Statutory Stock Incentive Plan, as amended and restated.
10.14		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-87674) filed on May 7, 2002).
10.15		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended June 28, 1997).
*10	.17	Amended and Restated Residential Lease, effective as of February 21, 2007, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin and Elizabeth Bushby.
10.18		Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-108251) filed on August 27, 2003).
10.19		Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).
10.20		Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).
*10	.21	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).
10.22		Neolinear, Inc. 2004 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-115351) filed on May 10, 2004).
10.23		QDA, Inc. 2003 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended January 3, 2004 (the “2003 Form 10-K”)).
*10	.27	Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
10.28		Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (File No. 333-71717) filed on February 3, 1999).
10.29		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to S-4 Registration Statement (File No. 333-69589) filed on June 7, 1999 (the ‘‘June 1999 Form S-8”)).
10.30		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).
10.31		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to the 2003 Form 10-K).
*10	.32	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended (Incorporated by reference to Exhibit 10.32 to the 2004 Second Quarter Form 10-Q).
10.33		eTop Design Technology, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-119335) filed on September 28, 2004).
10.34		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).
10.35		Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).

Exhibit
Number		Exhibit Title
*10	.37	Employment Agreement between Registrant and Moshe Gavrielov dated January 12, 2005 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10.38		OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-85591) filed on August 19, 1999).
*10	.39	Employment Agreement, effective as of May 12, 2004, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.78 to the 2004 Second Quarter Form 10-Q).
*10	.40	Amendment to Employment Agreement, dated as of May 17, 2005, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).
10.41		Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-93609) filed on December 27, 1999 (the ‘‘December 1999 Form S-8”)).
10.43		The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated.
*10	.44	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).
*10	.45	Employment Agreement, effective as of May 26, 2004, between the Registrant and Kevin Bushby (Incorporated by reference to Exhibit 10.80 to the 2004 Second Quarter Form 10-Q).
*10	.46	Employment Agreement, effective as of May 18, 2004, between the Registrant and R.L. Smith McKeithen (Incorporated by reference to Exhibit 10.81 to the 2004 Second Quarter Form 10-Q).
10.47		The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated.
10.48		Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (File No. 333-88390) filed on July 3, 2002 (the ‘‘July 2002 Form S-8”)).
10.49		Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).
10.50		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).
10.51		Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).
*10	.52	Employment Agreement, effective as of January 1, 2005, between the Registrant and William Porter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2004).
*10	.53	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.53 to the 2004 Form 10-K).
*10	.54	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
10.55		Term Facility Agreement, dated as of December 19, 2005, among Castlewilder, as borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as lead arranger and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2005 (the “December 2005 Form 8-K”)).
10.56		Guaranty, dated as of December 19, 2005, made by the Registrant in favor of Bank of America, N.A. as the Administrative Agent and the lender parties thereto (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K).

Exhibit
Number		Exhibit Title
10.57		Guaranty, dated as of December 19, 2005, made by Cadence Technology Limited in favor of Bank of America, N.A. as the Administrative Agent and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).
*10	.59	Employment Agreement, effective as of February 15, 2007, between the Registrant and James Miller (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007).
10.61		CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-56898) filed on March 12, 2001 (the ‘‘March 2001 Form S-8”)).
10.62		CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).
10.63		DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-82044) filed on February 4, 2002).
10.64		Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-75874) filed on December 21, 2001).
10.65		The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).
10.68		BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).
10.69		BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).
10.70		BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).
10.71		Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).
10.72		Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).
10.73		Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.73 to the 2003 Form 10-K).
10.74		Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.74 to the 2003 Form 10-K).
10.75		Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.75 to the 2003 Form 10-K).
10.76		Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.76 to the 2003 Form 10-K).
10.77		Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.77 to the 2003 Form 10-K).
10.78		Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-124025) filed on April 12, 2005 (the “April 2005 Form S-8”)).

Exhibit
Number	Exhibit Title
10.79	Verisity Ltd. 1999 Israeli Share Option Plan (Incorporated by reference to Exhibit 99.2 to the April 2005 Form S-8).
10.80	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan (Incorporated by reference to Exhibit 99.3 to the April 2005 Form S-8).
10.81	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999) (Incorporated by reference to Exhibit 99.4 to the April 2005 Form S-8).
10.82	Verisity Ltd. 2000 Israeli Share Option Plan, as amended (Incorporated by reference to Exhibit 99.5 to the April 2005 Form S-8).
10.83	Amended and Restated Axis Systems Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 99.6 to the April 2005 Form S-8).
10.84	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2011.
10.85	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013.
10.86	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.
10.87	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.
10.88	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2011.
10.89	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013.
10.90	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association.
10.91	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JP Morgan Chase Bank, National Association.
10.92	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2011.
10.93	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013.
10.94	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.
10.95	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.
21.01	Subsidiaries of the Registrant.
23.01	Independent Registered Public Accounting Firm’s Consent.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit
Number	Exhibit Title
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.