Form 10-Q
period 2007-03-31
CADENCE DESIGN SYSTEMS INC
filed 2007-04-30
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

On March 31, 2007, 278,341,360 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 30,
	2007	2006

Current Assets:
Cash and cash equivalents	$946,754	$934,342
Short-term investments	22,502	24,089
Receivables, net of allowances of $4,757 and $3,804, respectively	256,343	238,438
Inventories	37,854	37,179
Prepaid expenses and other	92,049	77,957

Total current assets	1,355,502	1,312,005
Property, plant and equipment, net of accumulated depreciation of $568,919 and $615,768, respectively	326,096	354,575
Goodwill	1,261,865	1,267,579
Acquired intangibles, net	101,507	112,738
Installment contract receivables	160,588	149,584
Other assets	364,162	246,341

Total Assets	$3,569,720	$3,442,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ ----	$28,000
Accounts payable and accrued liabilities	191,402	259,790
Current portion of deferred revenue	268,187	260,275

Total current liabilities	459,589	548,065

Long-Term Liabilities:
Long-term portion of deferred revenue	91,366	95,018
Convertible notes	730,385	730,385
Other long-term liabilities	419,475	370,063

Total long-term liabilities	1,241,226	1,195,466

Stockholders’ Equity:
Common stock and capital in excess of par value	1,445,181	1,398,899
Treasury stock, at cost	(508,294)	(544,855)
Retained earnings	917,789	832,763
Accumulated other comprehensive income	14,229	12,484

Total stockholders’ equity	1,868,905	1,699,291

Total Liabilities and Stockholders’ Equity	$3,569,720	$3,442,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Revenue:
Product	$237,904	$208,122
Services	31,922	32,431
Maintenance	95,359	87,661

Total revenue	365,185	328,214

Costs and Expenses:
Cost of product	15,652	20,480
Cost of services	23,615	24,067
Cost of maintenance	15,123	16,050
Marketing and sales	102,698	94,476
Research and development	117,065	116,261
General and administrative	40,611	35,041
Amortization of acquired intangibles	4,509	8,350
Restructuring and other charges	(945)	(430)
Write-off of acquired in-process technology	----	900

Total costs and expenses	318,328	315,195

Income from operations	46,857	13,019
Interest expense	(3,460)	(3,540)
Other income, net	19,530	28,450

Income before provision for income taxes and cumulative effect of change in accounting principle	62,927	37,929
Provision for income taxes	18,506	16,568

Net income before cumulative effect of change in accounting principle	44,421	21,361
Cumulative effect of change in accounting principle, net of tax	----	418

Net income	$44,421	$21,779

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.16	$0.08

Diluted	$0.15	$0.07

Net income per share after cumulative effect of change in accounting principle:
Basic	$0.16	$0.08

Diluted	$0.15	$0.07

Weighted average common shares outstanding – basic	269,660	281,642

Weighted average common shares outstanding – diluted	293,603	315,354

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Cash and Cash Equivalents at Beginning of Period	$934,342	$861,315

Cash Flows from Operating Activities:
Net income	44,421	21,779
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	----	(418)
Depreciation and amortization	31,920	40,942
Stock-based compensation	27,682	29,665
Equity in loss from investments, net	637	300
Gain on investments, net	(7,498)	(20,048)
Gain on sale and leaseback of land and buildings	(11,127)	----
Write-down of investment securities	----	1,001
Write-off of acquired in-process technology	----	900
Non-cash restructuring and other charges	59	44
Tax benefit of call options	1,906	954
Deferred income taxes	191	3,880
Proceeds from the sale of receivables, net	41,434	24,595
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	1,283	(1,240)
Other non-cash items	3,157	2,251
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	18,156	66,015
Installment contract receivables	(87,504)	(57,333)
Inventories	(651)	2,133
Prepaid expenses and other	(9,832)	(8,492)
Other assets	(4,346)	(2,139)
Accounts payable and accrued liabilities	(37,729)	(89,530)
Deferred revenue	6,661	20,693
Other long-term liabilities	143	5,442

Net cash provided by operating activities	18,963	41,394

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	----	3,687
Proceeds from sale of short-term investments	197	----
Proceeds from the sale of long-term investments	4,787	20,000
Proceeds from the sale of property, plant and equipment	46,500	----
Purchases of property, plant and equipment	(20,394)	(15,279)
Investment in venture capital partnerships and equity investments	(1,499)	(2,000)
Cash paid in business combinations, net of cash acquired, and acquisition of intangibles	(1,547)	(1,329)

Net cash provided by investing activities	28,044	5,079

Cash Flows from Financing Activities:
Principal payments on term loan	(28,000)	(33,000)
Tax benefit from employee stock transactions	8,642	6,140
Proceeds from issuance of common stock	111,616	61,460
Purchases of treasury stock	(127,678)	(69,032)

Net cash used for financing activities	(35,420)	(34,432)

Effect of exchange rate changes on cash and cash equivalents	825	(470)

Increase in cash and cash equivalents	12,412	11,571

Cash and Cash Equivalents at End of Period	$946,754	$872,886

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

Cadence adopted the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on December 31, 2006, which was the first day of Cadence’s 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN No. 48, Cadence applied the provisions of FIN No. 48 to all income tax positions. The cumulative effect of applying the provisions of FIN No. 48 have been reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the Condensed Consolidated Balance Sheet as of the beginning of fiscal year 2007.

Cadence adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” on December 31, 2006, which was the first day of Cadence’s 2007 fiscal year. EITF No. 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requires companies to disclose such policy. Cadence applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

NOTE 2.  STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. In addition, the 1995 Directors Plan provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” in the Condensed Consolidated Income Statements in connection with stock options, restricted stock and the ESPP for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Stock options	$10,430	$13,257
Restricted stock	15,184	13,169
ESPP	2,068	3,239

Total stock-based compensation expense	$27,682	$29,665

Income tax benefit	$10,011	$9,013

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Stock Option Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedule and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and April 1, 2006, was $4.75 and $5.50, respectively. The weighted average assumptions used in the model for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006

Dividend yield	None	None
Expected volatility	23.0%	24.0%
Risk-free interest rate	4.54%	4.82%
Expected life (in years)	4.4	5.4

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

Restricted Stock

The cost of restricted stock awards is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Generally, restricted stock awards vest over four years and are subject to the employee’s continuing service to Cadence. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2007 and April 1, 2006, was $20.26 and $16.72, respectively.

Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that they vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Cadence recorded stock-based compensation expense of $5.7 million during the three months ended March 31, 2007 and $4.7 million during the three months ended April 1, 2006 related to these performance-based restricted stock grants.

Cumulative effect of change in accounting principle, net of tax

During the three months ended April 1, 2006, a non-cash benefit of approximately $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Employee Stock Purchase Plan

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 12% of their annual base earnings plus bonuses, subject to a limit in any calendar year of $25,000 worth of common stock. The offering periods under the ESPP that began prior to August 1, 2006 were concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. All offering periods that started before August 1, 2006 will continue until they are completed or until they are terminated as provided in the documents governing the ESPP. Participants in the ESPP will remain in the 24-month offering periods until these offering periods are completed or until such participant withdraws from the ESPP, whichever is earlier. Effective August 1, 2006, offering periods under the ESPP are six months with a corresponding six month purchase period. New offerings begin on each February 1st and August 1st, and those offerings run consecutively rather than concurrently. Participants will be converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006. The purchase dates under the ESPP are January 31st and July 31st of each year.

Shares of common stock issued under the ESPP for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	1,921	1,828
Cash received from the exercise of purchase rights under the ESPP	$22,581	$20,789
Weighted average purchase price per share	$11.76	$11.38

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. Based on the Black-Scholes model, the weighted average estimated grant date fair value of purchase rights granted under the ESPP was $4.49 and $4.82 for the three months ended March 31, 2007 and April 1, 2006, respectively. The weighted average assumptions used in the model for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006

Dividend yield	None	None
Expected volatility	23.0%	24.0%
Risk-free interest rate	5.16%	4.60%
Expected life (in years)	0.5	1.25

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

NOTE 3.  INCOME TAXES

Cadence adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of Cadence’s 2007 fiscal year. Cadence applies FIN No. 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income taxes” at each financial statement reporting date. This process involves the assessment of whether each income tax position is more likely than not of being sustained based on its technical merits. In making this assessment, Cadence must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, Cadence then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Cadence reports the difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within income tax receivable, income tax payable, deferred tax assets or deferred tax liabilities.

The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Condensed Consolidated Balance Sheet for fiscal 2007. Cadence recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. Cadence also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits which was accounted for as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill.

Upon adoption of FIN No. 48, Cadence also recognized additional long-term income tax assets of $115.0 million and additional long-term income tax liabilities of $115.0 million to present the unrecognized tax benefits as gross amounts on the Condensed Consolidated Balance Sheet. Cadence also decreased current income tax liabilities by $26.2 million and increased long-term income tax liabilities by the same amount based on its anticipation of the amount of cash payments to be made within one year.

As of December 31, 2006, Cadence had $337.2 million of total gross unrecognized tax benefits. Of that total, $232.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Upon adoption of FIN No. 48, Cadence adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to adoption of FIN No. 48, Cadence also reported interest and penalties on unrecognized tax benefits as income tax expense. As of December 31, 2006, the total amounts of accrued interest and penalties were $65.8 million and $10.1 million, respectively.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s United States federal corporation income tax returns beginning with the 1997 tax year remain subject to examination by the IRS. Cadence’s California corporation income tax returns beginning with the 2001 tax year (plus any amended tax returns which need to be filed upon the potential settlement of the IRS examination of the tax years beginning with 1997) remain subject to examination by the California Franchise Tax Board.

In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that Cadence had with a foreign subsidiary. Cadence has filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered. Cadence believes that it is reasonably possible that the total amount of the unrecognized tax benefits for these transfer pricing arrangements could significantly increase or decrease within the next 12 months if a closing agreement can be reached with the Appeals Office of the IRS to resolve the proposed IRS adjustments to the transfer pricing arrangements. Cadence is currently unable to provide an estimate of the range of the reasonably possible change.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it had with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. The IRS is currently examining Cadence’s federal income tax returns for the tax years 2003 through 2005.

NOTE 4.  GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2006. Through this analysis, Cadence determined that no indicators of impairment existed. For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the most recent evaluation.

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 were as follows:

(In thousands)

Balance as of December 30, 2006	$1,267,579
Additions due to earnouts	1,532
Tax benefits allocable to goodwill	(64)
Adoption effect of FIN No. 48	(7,318)
Other	136

Balance as of March 31, 2007	$1,261,865

Acquired Intangibles, net

Acquired intangibles with finite lives as of March 31, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$625,981	$(580,048)	$45,933
Agreements and relationships	63,244	(43,621)	19,623
Distribution rights	30,100	(11,288)	18,812
Tradenames, trademarks and patents	26,634	(9,495)	17,139

Total acquired intangibles	$745,959	$(644,452)	$101,507

Acquired intangibles with finite lives as of December 30, 2006 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$625,832	$(572,315)	$53,517
Agreements and relationships	63,153	(41,773)	21,380
Distribution rights	30,100	(10,535)	19,565
Tradenames, trademarks and patents	26,634	(8,358)	18,276

Total acquired intangibles	$745,719	$(632,981)	$112,738

For the three months ended March 31, 2007, amortization of acquired intangibles was $11.3 million, as compared to $20.7 million for the three months ended April 1, 2006. Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2007 – remaining period	$29,666
2008	29,531
2009	20,286
2010	10,075
2011	5,964
Thereafter	5,985

Total estimated amortization expense	$101,507

NOTE 5.  CONTINGENCIES

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

On November 8, 2006, an individual, Narpat Bhandari, or Bhandari, filed suit against Cadence, Magma Design Automation, Inc., or Magma, Dynalith Systems, Inc., Altera Corp., or Altera, Mentor Graphics Corp., or Mentor and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of Cadence and the other defendants infringe U.S. Patent No. 5,663,900, or the ’900 Patent, for an electronic simulation and emulation system allegedly owned by the plaintiff. The Texas complaint seeks unspecified damages and attorneys’ fees and costs. In February 2007, Cadence, Magma, Altera and Mentor filed a motion to dismiss the complaint because the named plaintiff lacked standing to assert the patent and a necessary joint-owner of the patent was not a party to the suit. Defendants’ motion, in the alternative, asked to transfer the case to the District Court for the Northern District of California. In March 2007, Bhandari filed a motion to amend the complaint to substitute a new party, Vanguard Systems, Inc., or Vanguard, as plaintiff, in an effort to cure the defect in standing. Cadence disputes the claims and intends to defend the lawsuit vigorously.

On February 8, 2007, Cadence, Magma, Altera and Mentor filed a complaint in the United States District Court for the Northern District of California against Vanguard and Bhandari seeking a declaratory judgment that the ’900 Patent is not infringed, and is invalid and unenforceable, and that LSI Logic Corporation has an ownership interest in the ’900 Patent that precludes Vanguard and Bhandari from asserting the patent by themselves. In March 2007 Cadence, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ’900 Patent from its co-owner. In April 2007, Vanguard and Bhandari answered the amended complaint, asserted counterclaims for patent infringement identical to the claims raised in the Texas action, and requested leave to file a motion to dismiss, transfer or stay the declaratory judgment action in favor of the infringement action filed in Texas. Cadence intends to oppose this motion.

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

NOTE 6.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, the numerator, by the weighted average number of shares of common stock outstanding, less unvested restricted stock, the denominator, during the period. Diluted net income per share gives effect to convertible debt and equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes due 2023, or the 2023 Notes, in the diluted earnings per share, or EPS, calculation using the if-converted method of accounting. Under that method, the 2023 Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the 2023 Notes is added back to net income.

EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the 1.375% Convertible Senior Notes Due 2011 and the 1.500% Convertible Senior Notes Due 2013, together, the Convertible Senior Notes, may be converted. However, since the Convertible

Senior Notes meet the qualification of an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method.

The calculation for the numerator and denominator used in the basic and diluted net income per share computations for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$44,421	$21,361
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	391

Net income before cumulative effect of change in accounting principle, as adjusted	$44,640	$21,752

Net income after cumulative effect of change in accounting principle	$44,421	$21,779
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	391

Net income after cumulative effect of change in accounting principle, as adjusted	$44,640	$22,170

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	269,660	281,642
2023 Notes	14,721	26,837
Options	7,336	5,252
Restricted stock and ESPP shares	1,886	1,623

Weighted average common and potential common shares used to calculate diluted net income per share	293,603	315,354

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.16	$0.08

Net income per share after cumulative effect of change in accounting principle	$0.16	$0.08

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.15	$0.07

Net income per share after cumulative effect of change in accounting principle	$0.15	$0.07

The potential shares of Cadence common stock outstanding for the three months ended March 31, 2007 and April 1, 2006 that were not included in the computation of diluted net income per share because the effect would be antidilutive, were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2016)	18,168	26,221
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	----
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	14,717	26,829

Total potential common shares excluded	56,525	53,050

NOTE 7.  STOCK REPURCHASE PROGRAMS

In February 2006, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate, which amount was completed during the three months ended March 31, 2007. In November 2006, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to an additional $500.0 million in the aggregate.

The shares repurchased under Cadence’s stock repurchase programs during the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Shares repurchased	5,900	4,000
Total cost of repurchased shares	$121,455	$69,032

As of March 31, 2007, the remaining repurchase authorization under Cadence’s repurchase program totaled $406.4 million.

NOTE 8.  RETAINED EARNINGS

The changes in retained earnings for the three months ended March 31, 2007 were as follows:

(In thousands)

Balance as of December 30, 2006	$832,763
Net income	44,421
Re-issuance of treasury stock	(18,761)
Adoption effect of FIN No. 48	59,366

Balance as of March 31, 2007	$917,789

NOTE 9.  RESTRUCTURING AND OTHER CHARGES

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of March 31, 2007.

Since 2001, Cadence has recorded facilities consolidation charges, net of credits, of $96.1 million related to space reductions or facility closures of 49 sites. As of March 31, 2007, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.

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

As of March 31, 2007, total accrued restructuring costs were $29.2 million, consisting solely of estimated lease losses related to all restructuring activities initiated since 2001. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Of the $29.2 million, $4.8 million was Accounts payable and accrued liabilities and $24.4 million was Other long-term liabilities.

The activity recorded in each of the restructuring plans for the three months ended March 31, 2007 related to payment of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals, as presented in the following table:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, December 30, 2006	$1,186	$6,252	$5,147	$18,715	$31,300
Adjustments to Restructuring and other charges, net	----	(197)	(4)	(744)	(945)
Non-cash charges	17	42	----	----	59
Cash payments	(97)	(589)	(131)	(463)	(1,280)
Effect of foreign currency translation	2	25	----	73	100

Balance, March 31, 2007	$1,108	$5,533	$5,012	$17,581	$29,234

NOTE 10.  OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income for the three months ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Net income	$44,421	$21,779
Foreign exchange translation gain (loss)	2,580	(1,044)
Changes in unrealized holding losses on available-for-sale securities, net of related tax effects	(835)	(1,115)

Comprehensive income	$46,166	$19,620

NOTE 11.  OTHER INCOME, NET

Cadence’s Other income, net, for the three months ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Interest income	$12,222	$9,445
Gains on sale of non-marketable securities	4,159	14,403
Gains on available-for-sale securities	----	2,815
Gains on sale of non-marketable and trading securities in Cadence’s non-qualified deferred compensation trust	3,339	2,830
Gains on foreign exchange	447	448
Equity loss from investments	(637)	(300)
Write-down of investments	----	(1,001)
Other expense	----	(190)

Total other income, net	$19,530	$28,450

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which Cadence and its 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, Cadence received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the three months ended April 1, 2006. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics. Upon receipt of these additional proceeds, Cadence recorded a gain of $2.6 million and the 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the three months ended March 31, 2007.

NOTE 12.  SALE-LEASEBACK

In January 2007, Cadence completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million cash. Concurrently with the sale, Cadence leased back from the purchaser approximately 262,500 square feet of office space, which represents all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each. Cadence is obligated to make lease payments related to this lease of $2.2 million in 2007, $2.4 million in 2008 and $0.2 million in 2009.

A substantial portion of the gain was recognized throughout Cadence’s costs and expenses during the three months ended March 31, 2007 and the remaining gain will be recognized over the initial lease term of two years. During the lease term, Cadence will construct an additional building located on its San Jose, California campus to replace the buildings it sold in this transaction.

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

Revenue by geography for the three months ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

North America:
United States	$168,180	$159,085
Other	7,393	9,033

Total North America	175,573	168,118

Europe, Middle East and Africa:
Germany	13,219	18,735
Other Europe, Middle East and Africa	40,234	42,302

Total Europe, Middle East and Africa	53,453	61,037

Japan and Asia:
Japan	98,082	69,994
Asia	38,077	29,065

Total Japan and Asia	136,159	99,059

Total	$365,185	$328,214

	March 31,	April 1,
	2007	2006
	(In thousands)

United States	$168,180	$159,085
Other	197,005	169,129

Total	$365,185	$328,214

Long-lived assets by geography as of March 31, 2007 and December 30, 2006 were as follows:

	As of
	March 31,	December 30,
	2007	2006
	(In thousands)

North America:
United States	$293,845	$325,076
Other	84	108

Total North America	293,929	325,184

Europe, Middle East and Africa:
Germany	1,109	1,163
Other Europe, Middle East, and Africa	7,737	8,026

Total Europe, Middle East, and Africa	8,846	9,189

Japan and Asia:
Japan	781	797
Asia	22,540	19,405

Total Japan and Asia	23,321	20,202

Total	$326,096	$354,575

	March 31,	December 30,
	2007	2006
	(In thousands)

United States	$293,845	$325,076
Other	32,251	29,499

Total	$326,096	$354,575

One customer accounted for 12% of total revenue for the three months ended March 31, 2007. No one customer accounted for 10% or more of total revenue for the three months ended April 1, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex system-on-chip, or SoC, or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence design platforms are Incisive functional verification, Encounter digital IC design, Virtuoso custom design and Allegro system interconnect platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully under the heading “Results of Operations” below.

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Due to our adoption of Financial Accounting Standards Interpretation, or

FIN, No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” on December 31, 2006, our critical accounting estimate for accounting for income taxes is described below.

Accounting for income taxes

We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes” and FIN No. 48. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN No. 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our consolidated financial position or results of operations.

For further information about our other critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Form 10-K for the year ended December 30, 2006.

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

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” in our Form 10-K for the year ended December 30, 2006 for an additional description of license types and timing of revenue recognition.

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

System Interconnect:  This product group consists of our printed circuit board, or PCB, and IC package design products, including the Allegro and OrCAD products. The Allegro system interconnect platform offering focuses on system interconnect design platform, which enables consistent co-design of ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Design for Manufacturing:  Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.

Revenue by Period

The following table shows our revenue for the three months ended March 31, 2007 and April 1, 2006 and the percentage change in revenue between periods:

	Three Months Ended
	March 31,	April 1,
	2007	2006	% Change
	(In millions, except percentages)

Product	$237.9	$208.1	14%
Services	31.9	32.4	(2)%
Maintenance	95.4	87.7	9%

Total revenue	$365.2	$328.2	11%

Product and maintenance revenue was higher in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily because of increased revenue from licenses for Digital IC Design and

System Interconnect products, which was partially offset by a decrease in revenue from licenses for Custom IC Design products. Services revenue decreased in the three months ended March 31, 2007 as compared to the three months ended April 1, 2006 due to a decrease in realization rates for our services personnel.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	March 31,	December 30,	September 30,	July 1,	April 1,
	2007	2006	2006	2006	2006

Functional Verification	24%	23%	24%	22%	26%
Digital IC Design	26%	26%	19%	26%	20%
Custom IC Design	24%	26%	30%	27%	27%
System Interconnect	10%	11%	10%	8%	9%
Design for Manufacturing	7%	6%	8%	8%	8%
Services and other	9%	8%	9%	9%	10%

Total	100%	100%	100%	100%	100%

As described under the heading “Critical Accounting Estimates” in our Form 10-K for the year ended December 30, 2006, certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and therefore the revenue allocated in the above table may differ.

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

Revenue by Geography

	Three Months Ended
	March 31,	April 1,
	2007	2006	% Change
	(In millions, except percentages)

United States	$168.2	$159.1	6%
Other North America	7.4	9.0	(18)%
Europe, Middle East and Africa	53.4	61.0	(12)%
Japan	98.1	70.0	40%
Asia	38.1	29.1	31%

Total revenue	$365.2	$328.2	11%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 31,	April 1,
	2007	2006

United States	46%	48%
Other North America	2%	3%
Europe, Middle East and Africa	15%	19%
Japan	27%	21%
Asia	10%	9%

Total	100%	100%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. One customer accounted for 12% of total revenue for the three months ended March 31, 2007. No one single customer accounted for 10% or more of total revenue for the three months ended April 1, 2006.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In millions)

Cost of product	$0.1	$0.1
Cost of services	0.9	1.2
Cost of maintenance	0.6	0.8
Marketing and sales	6.7	6.6
Research and development	13.2	15.3
General and administrative	6.2	5.7

Total	$27.7	$29.7

Cost of Revenue

	Three Months Ended
	March 31,	April 1,
	2007	2006	% Change
	(In millions, except percentages)

Product	$15.7	$20.5	(24)%
Services	$23.6	$24.1	(2)%
Maintenance	$15.1	$16.1	(6)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended
	March 31,	April 1,
	2007	2006

Product	7%	10%
Services	74%	74%
Maintenance	16%	18%

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

A summary of Cost of product is as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In millions)

Product related costs	$10.1	$10.2
Amortization of acquired intangibles	5.6	10.3

Total Cost of product	$15.7	$20.5

Cost of product decreased $4.8 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to a decrease of $4.7 million in amortization of acquired intangible assets.

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

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased $0.5 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to:

•	A decrease of $1.0 million due to the portion of the gain on the sale of land and building that relates to Cost of Services; and

•	A decrease of $1.5 million in other cost of services; partially offset by

•	An increase of $2.1 million in salary, benefits and other employee-related costs.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs for certain employees, and documentation of maintenance updates. Cost of maintenance decreased $1.0 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to the portion of the gain on the sale of land and building that relates to Cost of Maintenance.

Operating Expenses

	Three Months Ended
	March 31,	April 1,
	2007	2006	% Change
	(In millions, except percentages)

Marketing and sales	$102.7	$94.5	9%
Research and development	117.1	116.3	1%
General and administrative	40.6	35.0	16%

Total operating expenses	$260.4	$245.8	6%

Expenses as a Percent of Total Revenue

	Three Months Ended
	March 31,	April 1,
	2007	2006

Marketing and sales	28%	29%
Research and development	32%	35%
General and administrative	11%	11%

Operating Expense Summary

Overall operating expenses increased $14.6 million during the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to:

•	An increase of $17.7 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and salary costs; partially offset by

•	A decrease of $9.6 million due to the portion of the gain on the sale of land and building that relates to operating expenses.

Fluctuations in foreign currency exchange rates, primarily due to fluctuations of the European Union euro and the British pound, which were partially offset by fluctuations in the Japanese yen, in relation to the United States dollar, increased operating expenses by $2.0 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006.

Marketing and Sales

Marketing and sales expense increased $8.2 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to:

•	An increase of $10.4 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and commission costs;

•	An increase of $1.1 million in sales conference and tradeshow costs; partially offset by

•	A decrease of $3.0 million due to the portion of the gain on the sale of land and building that relates to Marketing and Sales.

Research and Development

Research and development expense increased $0.8 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to:

•	An increase of $7.2 million in salary, benefits and other employee-related costs due to increased staffing to support product development; partially offset by

•	A decrease of $5.2 million due to the portion of the gain on the sale of land and building that relates to Research and Development; and

•	A decrease of $2.1 million in stock-based compensation.

General and Administrative

General and Administrative expense increased $5.6 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006, primarily due to:

•	An increase of $2.0 million in legal and consulting services;

•	An increase of $1.3 million in losses on the sale of installment contract receivables; and

•	An increase of $1.4 million in bad debt expense; partially offset by

•	A decrease of $1.4 million due to the portion of the gain on the sale of land and building that relates to General and Administrative.

Amortization of Acquired Intangibles

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In millions)

Amortization of acquired intangibles	$4.5	$8.4

Amortization of acquired intangibles decreased $3.9 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006. Amortization of acquired intangibles from prior year acquisitions decreased $4.8 million due to the full amortization of certain acquired intangibles. This decrease was partially offset by $0.9 million of amortization of intangibles acquired in the last 12 months.

Restructuring and Other Charges

We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently while improving operating margins and cash flows. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of March 31, 2007.

Each reporting period, we evaluate the adequacy of the lease loss accrual for each plan of restructuring. We adjust the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. We also consider executed sublease agreements and adjust the lease loss accrual if sublease income under the agreement differs from initial estimates.

A summary of Restructuring and other charges by plan of restructuring for the three months ended March 31, 2007 is as follows:

Excess
Facilities
(In millions)

2003, 2002, and 2001 Plans	$(0.9)

A summary of Restructuring and other charges by plan of restructuring for the three months ended April 1, 2006 is as follows:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In millions)

2005 Plan	$(0.1)	$ ----	$(0.1)
2003, 2002, and 2001 Plans	----	(0.3)	(0.3)

Total	$(0.1)	$(0.3)	$(0.4)

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

As of March 31, 2007, our accrued estimate of the lease loss related to all restructuring activities initiated since 2001 was $29.2 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Since 2001, we have recorded facilities consolidation charges, net of credits, of $96.1 million under the 2001 through 2005 Restructurings related to space reductions or facility closures of 49 sites. As of March 31, 2007, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. We expect to pay all of the facilities-related restructuring liabilities for all our restructuring plans prior to 2016.

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

Our workforce reduction activities related to the 2004 Restructuring and the 2005 Restructuring were completed prior to December 31, 2005. We recorded a credit during the twelve months ended December 30, 2006 to remove the remaining severance and benefits accrual related to the 2005 Restructuring. The activity recorded in each of the restructuring plans for the three months ended March 31, 2007 relates to payment of remaining lease obligations net of sublease payments received and changes in estimates related to lease loss accruals.

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the three months ended April 1, 2006, we immediately charged to expense $0.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

Interest Expense

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In millions)

Interest expense	$3.5	$3.5

During the three months ended March 31, 2007, the primary component of interest expense was the Convertible Senior Notes which we issued in December 2006. During the three months ended April 1, 2006, the primary component of interest expense was the Term Loan, which was repaid in full during the three months ended March 31, 2007.

Other income, net

Other income, net, for the three months ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In millions)

Interest income	$12.2	$9.5
Gains on sale of non-marketable securities	4.2	14.4
Gains on available-for-sale securities	----	2.8
Gains on sale of non-marketable and trading securities in Cadence’s non-qualified deferred compensation trust	3.3	2.8
Gains on foreign exchange	0.4	0.4
Equity loss from investments	(0.6)	(0.3)
Write-down of investments	----	(1.0)
Other expense	----	(0.1)

Total other income, net	$19.5	$28.5

Interest income increased $2.7 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006. The increase was due to higher average cash balances during the period and higher interest rates earned on Cash and cash equivalents.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the three months ended April 1, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the three months ended March 31, 2007.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In millions, except percentages)

Provision for income taxes	$18.5	$16.6
Effective tax rate	29.4%	43.7%

Our effective tax rate for the three months ended March 31, 2007 and April 1, 2006 was 29.4% and 43.7%, respectively. Our provision for income taxes for the three months ended March 31, 2007 included a period-specific tax expense of $3.0 million for net interest expense on unrecognized tax benefits, which was partially offset by a $2.0 million period-specific tax benefit from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options. Our effective tax rate decreased for the three months ended March 31, 2007, compared to the three months ended April 1, 2006, primarily due to a greater benefit from foreign income which is taxed at a lower rate than the United States federal statutory income tax rate and the extension of the United States federal tax credit for increasing research activities which was enacted in December 2006.

We project our annual effective tax rate for the year ending December 29, 2007 to be approximately 31.0%, which includes anticipated interest expense for the year that is classified as provision for income taxes. However, we expect that the effective tax rate for interim reporting periods may vary from the annual effective tax rate due to the treatment of interest expense and tax deductions from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options as period-specific items of tax expense and tax benefit, respectively. Our effective tax rate for the year ended December 30, 2006 was 41.2%. Our projected annual effective tax rate for the year ending December 29, 2007 decreased compared to the year ended December 30, 2006 primarily due to a greater benefit from foreign income which is taxed at a lower rate than the United States federal statutory income tax rate.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we had with a foreign subsidiary. We have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN No. 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Significant judgment is required in applying the principles of FIN No. 48 and SFAS No. 109. The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations including the current IRS exam and the RARs for the tax years 1997 through 2002. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

Liquidity and Capital Resources

	As of
	March 31,	December 30,
	2007	2006	% Change
	(In millions, except percentages)

Cash, cash equivalents and short-term investments	$969.3	$958.4	1%
Net Working Capital	$895.9	$763.9	17%

	Three Months Ended
	March 31,	April 1,
	2007	2006	% Change
	(In millions, except percentages)

Cash provided by operating activities	$19.0	$41.4	(54)%
Cash provided by investing activities	$28.0	$5.1	449%
Cash used for financing activities	$(35.4)	$(34.4)	(3)%

Cash and cash equivalents and Short-term investments

As of March 31, 2007, our principal sources of liquidity consisted of $969.3 million of Cash and cash equivalents and short-term investments, as compared to $958.4 million as of December 30, 2006. The primary sources of our cash in the first three months of 2007 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;

•	Customer payments for design and methodology services;

•	Proceeds from the sale of receivables;

•	Proceeds from the sale of property, plant and equipment;

•	Proceeds from the exercise of stock options; and

•	Common stock purchases under our employee stock purchase plans.

Our primary uses of cash in the three months ended March 31, 2007 were:

•	Payments relating to payroll, product, services and other operating expenses;

•	Purchases of property, plant and equipment;

•	Payments on our Term Loan; and

•	Purchases of treasury stock.

Net Working Capital

Net working capital increased $132.0 million as of March 31, 2007, as compared to December 30, 2006, primarily due to:

•	An increase of $12.4 million in Cash and cash equivalents;

•	An increase of $17.9 million in Accounts receivable, net;

•	An increase of $14.1 million in Prepaid expenses and other current assets;

•	A decrease of $28.0 million in Current portion of long-term debt; and

•	A decrease of $68.4 million in Accounts payable and accrued liabilities, which includes a decrease of $26.2 million of current income tax liabilities upon our adoption of FIN No. 48; partially offset by

•	An increase of $7.9 million in Current portion of deferred revenue.

Cash flows from operating activities

Cash flows from operating activities are provided by net income, adjusted for certain non-cash charges, as well as changes in the balance of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 31, 2007, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $41.4 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $24.6 million for the three months ended April 1, 2006.

Net cash provided by operating activities decreased by $22.4 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006. The decrease was primarily due to:

•	A decrease of $78.0 million in cash received from the collection of Receivables and Installment contract receivables; and

•	A decrease of $14.0 million in cash received for deferred revenue; partially offset by

•	A decrease of $51.8 million in payments of Accounts payable and accrued liabilities;

•	An increase of $22.6 million in net income; and

•	An increase of $16.8 million in proceeds from the sale of receivables, net.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;

•	Purchases and proceeds from short-term and long-term investments; and

•	Investing in venture capital partnerships and equity investments.

Net cash provided by investing activities increased by $22.9 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006. The increase was primarily due to:

•	An increase of $46.5 million of proceeds from the sale of property, plant and equipment; partially offset by

•	A decrease of $15.2 million of proceeds from the sale of long-term investments; and

•	An increase of $5.1 million in purchases of property, plant and equipment.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the three months ended April 1, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received

$2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the three months ended March 31, 2007.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we will construct an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $22.0 million in cash during 2007 to begin construction on this new building.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash flows from financing activities

Net cash used for financing activities increased by $1.0 million in the three months ended March 31, 2007, as compared to the three months ended April 1, 2006. The increase was primarily due to:

•	An increase of $58.6 million in Purchases of treasury stock; partially offset by

•	An increase of $50.2 million in Proceeds from the sale of common stock due to an increased number of options exercised during the three months ended March 31, 2007; and

•	A decrease of $5.0 million of Payments on our Term Loan, which payment made during the three months ended March 31, 2007 completely satisfied all obligations of the Term Loan.

We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. As of March 31, 2007, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. We recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. We also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits which was accounted for as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill.

Upon adoption of FIN No. 48, we also recognized additional long-term income tax assets of $115.0 million and additional long-term income tax liabilities of $115.0 million to present the unrecognized tax benefits as gross amounts on the Condensed Consolidated Balance Sheet. We also decreased current income tax liabilities by $26.2 million and increased long-term income tax liabilities by the same amount based on our anticipation of the amount of cash payments to be made within one year.

The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we had with a foreign subsidiary. We have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

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

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts, that were recorded in Other long-term assets on the Condensed Consolidated Balance Sheet as of December 30, 2006 and are being amortized to interest expense over the term of the Convertible Senior Notes. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

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

In addition, if a fundamental change occurs prior to maturity, we will, in certain cases, increase the conversion rate by an additional amount up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which more than 50% of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% shares of common stock, or depositary receipts representing such shares, that are:

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

As of March 31, 2007, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each June 15th and December 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $168.4 million as of March 31, 2007. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $72.0 million as of March 31, 2007. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is not considered anti-dilutive.

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

In the event of a fundamental change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in our corporate ownership or structure, in certain circumstances we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock. As of March 31, 2007, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

In connection with the issuance of the Convertible Senior Notes in December 2006, a portion of the proceeds was used to purchase in the open market 2023 Notes with a principal balance of $189.6 million for a total purchase price of $228.5 million.

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

As of March 31, 2007, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $103.5 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $27.5 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

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

We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high credit quality securities that we believe to have low credit risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio of Cash and cash equivalents includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2007. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of March 31, 2007.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Commercial Paper – fixed rate	$825.6	5.39%
Cash – variable rate	65.8	2.98%
Cash equivalents – variable rate	14.3	4.99%
Cash equivalents – fixed rate	19.5	0.75%

Total interest-bearing instruments	$925.2	5.11%

Foreign Currency Risk

Most of our revenue, expenses and material business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and we are adversely affected by a stronger dollar, relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening United States dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening United States dollar is a reduction in revenue offset by a smaller reduction in expenses.

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

The following table provides information, as of March 31, 2007, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts will mature prior to or during May 2007.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$94.7	116.42
British pound sterling	24.7	0.52
Israel shekel	8.4	4.20
Indian rupee	6.5	44.39
Other	22.6

Total	$156.9

Estimated fair value	$0.7

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties, and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” above.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with one of the initial purchasers and in a separate transaction, sold warrants to one of the initial purchasers to reduce the potential dilution from the conversion of the 2023 Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the 2023 Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $22.3 million as of March 31, 2007 and $23.7 million as of December 30, 2006. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $31.4 million as of March 31, 2007 and December 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Income Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007.

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

Based on their evaluation as of March 31, 2007, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2006, an individual, Narpat Bhandari, or Bhandari, filed suit against us, Magma Design Automation, Inc., or Magma, Dynalith Systems, Inc., Altera Corp., or Altera, Mentor Graphics Corp., or Mentor and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of ours and the other defendants infringe U.S. Patent No. 5,663,900, or the ’900 Patent, for an electronic simulation and emulation system allegedly owned by the plaintiff. The Texas complaint seeks unspecified damages and attorneys’ fees and costs. In February 2007, we, Magma, Altera and Mentor filed a motion to dismiss the complaint because the named plaintiff lacked standing to assert the patent and a necessary joint-owner of the patent was not a party to the suit. Defendants’ motion, in the alternative, asked to transfer the case to the District Court for the Northern District of California. In March 2007, Bhandari filed a motion to amend the complaint to substitute a new party, Vanguard Systems, Inc., or Vanguard, as plaintiff, in an effort to cure the defect in standing. We dispute the claims and intend to defend the lawsuit vigorously.

On February 8, 2007, we, Magma, Altera and Mentor filed a complaint in the United States District Court for the Northern District of California against Vanguard and Bhandari seeking a declaratory judgment that the ’900 Patent is not infringed, and is invalid and unenforceable, and that LSI Logic Corporation has an ownership interest in the ’900 Patent that precludes Vanguard and Bhandari from asserting the patent by themselves. In March 2007 we, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ’900 Patent from its co-owner. In April 2007, Vanguard and Bhandari answered the amended complaint, asserted counterclaims for patent infringement identical to the claims raised in the Texas action, and requested leave to file a motion to dismiss, transfer or stay the declaratory judgment action in favor of the infringement action filed in Texas. We intend to oppose this motion.

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

The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to March 31, 2007, we may be obligated to pay up to an aggregate of $3.3 million in cash during the next 12 months and an additional $2.0 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

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

There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights. For example, see the description of the pending litigation under the heading “Part II. Other Information — Item 1. Legal Proceedings” above.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% for the three months ended March 31, 2007 and 52% for the three months ended April 1, 2006. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process research and development and impairment of goodwill;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in tax laws or the interpretation of such tax laws;

•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;

•	Increases to interest expenses classified in the financial statements as income taxes;

•	New accounting standards or interpretations of such standards;

•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received examination reports from the Internal Revenue Service proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that we had with a foreign subsidiary. We have filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are challenging these proposed adjustments vigorously. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN No. 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. An income tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Significant judgment is required in applying the principles of FIN No. 48 and SFAS No. 109. The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations including the current IRS exam and the RARs for the tax years 1997 through 2002. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be predicted with certainty. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

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

We have a substantial level of debt. As of March 31, 2007, we had $730.4 million of outstanding indebtedness as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes;

•	$250.0 million related to our 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and

•	$230.4 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or 2023 Notes.

The level of our indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Convertible Senior Notes, the 2023 Notes or the Term Loan; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of March 31, 2007, none of the conditions allowing holders of the 2023 Notes to convert had been met.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of March 31, 2007, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       A. Recent Sales of Unregistered Securities:

None.

       B. Stock Repurchases:

In February 2006, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which was completed during the three months ended March 31, 2007. In November 2006, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended March 31, 2007:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(in millions)

December 31, 2006 – February 3, 2007	113,215	$18.55	----	$527.8
February 4, 2007 – March 3, 2007	6,067,412	$20.58	5,900,000	$406.4
March 4, 2007 – March 31, 2007	40,167	$20.94	----	$406.4

Total	6,220,794	$20.55	5,900,000

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

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	April 27, 2007	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	April 27, 2007	By:	/s/ William Porter

William Porter Executive Vice President and Chief Financial Officer