Form 10-Q
period 2007-06-30
CADENCE DESIGN SYSTEMS INC
filed 2007-07-27
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

On June 30, 2007, 277,528,689 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 30,
	2007	2006

Current Assets:
Cash and cash equivalents	$1,128,529	$934,342
Short-term investments	20,245	24,089
Receivables, net of allowances of $3,368 and $3,804, respectively	242,353	238,438
Inventories	38,170	37,179
Prepaid expenses and other	90,369	77,957

Total current assets	1,519,666	1,312,005
Property, plant and equipment, net of accumulated depreciation of $604,156 and $615,768, respectively	331,585	354,575
Goodwill	1,262,227	1,267,579
Acquired intangibles, net	98,242	112,738
Installment contract receivables	199,113	149,584
Other assets	353,141	246,341

Total Assets	$3,763,974	$3,442,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$ ----	$28,000
Accounts payable and accrued liabilities	216,740	259,790
Current portion of deferred revenue	251,731	260,275

Total current liabilities	468,471	548,065

Long-Term Liabilities:
Long-term portion of deferred revenue	84,757	95,018
Convertible notes	730,385	730,385
Other long-term liabilities	427,961	370,063

Total long-term liabilities	1,243,103	1,195,466

Stockholders’ Equity:
Common stock and capital in excess of par value	1,472,577	1,398,899
Treasury stock, at cost	(404,119)	(544,855)
Retained earnings	971,762	832,763
Accumulated other comprehensive income	12,180	12,484

Total stockholders’ equity	2,052,400	1,699,291

Total Liabilities and Stockholders’ Equity	$3,763,974	$3,442,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Revenue:
Product	$263,793	$232,143	$501,697	$440,265
Services	32,816	33,105	64,738	65,536
Maintenance	94,352	93,265	189,711	180,926

Total revenue	390,961	358,513	756,146	686,727

Costs and Expenses:
Cost of product	12,827	20,092	28,479	40,572
Cost of services	23,442	23,894	47,057	47,961
Cost of maintenance	15,295	15,860	30,418	31,910
Marketing and sales	98,063	97,089	200,761	191,565
Research and development	122,962	115,537	240,027	231,798
General and administrative	41,808	38,986	82,419	74,027
Amortization of acquired intangibles	4,413	5,026	8,922	13,376
Restructuring and other charges (credits)	(1,573)	(281)	(2,518)	(711)
Write-off of acquired in-process technology	----	----	----	900

Total costs and expenses	317,237	316,203	635,565	631,398

Income from operations	73,724	42,310	120,581	55,329
Interest expense	(3,064)	(3,381)	(6,524)	(6,921)
Other income, net	14,207	14,748	33,737	43,198

Income before provision for income taxes and cumulative effect of change in accounting principle	84,867	53,677	147,794	91,606
Provision for income taxes	25,271	23,289	43,777	39,857

Net income before cumulative effect of change in accounting principle	59,596	30,388	104,017	51,749
Cumulative effect of change in accounting principle, net of tax	----	----	----	418

Net income	$59,596	$30,388	$104,017	$52,167

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.22	$0.11	$0.38	$0.18

Diluted	$0.20	$0.10	$0.35	$0.17

Net income per share after cumulative effect of change in accounting principle:
Basic	$0.22	$0.11	$0.38	$0.19

Diluted	$0.20	$0.10	$0.35	$0.17

Weighted average common shares outstanding – basic	274,425	282,313	272,043	281,960

Weighted average common shares outstanding – diluted	302,746	317,000	297,048	316,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006

Cash and Cash Equivalents at Beginning of Period	$934,342	$861,315

Cash Flows from Operating Activities:
Net income	104,017	52,167
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	----	(418)
Depreciation and amortization	63,308	79,544
Stock-based compensation	54,709	56,164
Equity in loss from investments, net	1,720	600
Gain on investments, net	(12,093)	(25,138)
Gain on sale and leaseback of land and buildings	(12,071)	----
Write-down of investment securities	550	1,001
Write-off of acquired in-process technology	----	900
Tax benefit of call options	4,292	2,431
Deferred income taxes	1,332	8,293
Proceeds from the sale of receivables, net	76,311	74,016
Recoveries for gains on trade accounts receivable and sales returns	(106)	(1,550)
Other non-cash items	5,045	4,980
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	24,168	38,052
Installment contract receivables	(153,636)	(113,939)
Inventories	(972)	690
Prepaid expenses and other	(7,760)	(11,477)
Other assets	810	(1,099)
Accounts payable and accrued liabilities	(19,493)	(68,035)
Deferred revenue	(16,926)	46,864
Other long-term liabilities	6,940	12,303

Net cash provided by operating activities	120,145	156,349

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	3,059	3,687
Proceeds from sale of short-term investments	197	----
Proceeds from the sale of long-term investments	6,241	20,000
Proceeds from the sale of property, plant and equipment	46,500	----
Purchases of property, plant and equipment	(37,996)	(34,942)
Purchases of software licenses	----	(6,409)
Investment in venture capital partnerships and equity investments	(1,948)	(2,000)

Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(7,394)	(43,710)

Net cash provided by (used for) investing activities	8,659	(63,374)

Cash Flows from Financing Activities:
Principal payments on term loan	(28,000)	(66,000)
Tax benefit from employee stock transactions	17,732	7,173
Proceeds from issuance of common stock	205,219	95,973
Purchases of treasury stock	(131,792)	(160,830)

Net cash provided by (used for) financing activities	63,159	(123,684)

Effect of exchange rate changes on cash and cash equivalents	2,224	(4,743)

Increase (decrease) in cash and cash equivalents	194,187	(35,452)

Cash and Cash Equivalents at End of Period	$1,128,529	$825,863

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

Cadence adopted the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on December 31, 2006, which was the first day of Cadence’s 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN No. 48, Cadence applied the provisions of FIN No. 48 to all income tax positions. The cumulative effect of applying the provisions of FIN No. 48 have been reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the Condensed Consolidated Balance Sheet as of the beginning of fiscal year 2007.

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

Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” in the Condensed Consolidated Income Statements in connection with stock options, restricted stock and the ESPP for the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Stock options	$9,667	$13,605	$20,097	$26,862
Restricted stock	14,325	10,415	29,509	23,584
ESPP	3,035	2,479	5,103	5,718

Total stock-based compensation expense	$27,027	$26,499	$54,709	$56,164

Income tax benefit	$9,002	$7,879	$19,013	$16,891

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Stock Option Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedule and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Dividend yield	None	None	None	None
Expected volatility	24.0%	27.0%	23.1%	24.7%
Risk-free interest rate	4.92%	5.10%	4.70%	4.89%
Expected life (in years)	4.4	5.4	4.4	5.4
Weighted average fair value of options granted	$6.24	$6.44	$5.09	$5.74

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

Restricted Stock

The cost of restricted stock awards is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Generally, restricted stock awards vest over four years and are subject to the employee’s continuing service to Cadence. The weighted average grant date fair values for the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Weighted average fair value of restricted stock granted	$22.00	$18.83	$20.53	$17.08

Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that they vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Stock-based compensation expense related to these performance-based restricted stock grants for the three and six months ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Stock-based compensation expense related to performance-based grants	$4,726	$2,159	$10,422	$6,823

Cumulative effect of change in accounting principle, net of tax

During the six months ended July 1, 2006, a non-cash benefit of approximately $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees,” stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

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

Shares of common stock issued under the ESPP for the six months ended June 30, 2007 and July 1, 2006 were as follows:

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	1,921	1,828
Cash received from the exercise of purchase rights under the ESPP	$22,581	$20,789
Weighted average purchase price per share	$11.76	$11.38

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the six months ended June 30, 2007 and July 1, 2006 were as follows:

	Six Months Ended
	June 30,	July 1,
	2007	2006

Dividend yield	None	None
Expected volatility	23.0%	24.0%
Risk-free interest rate	5.16%	4.60%
Expected life (in years)	0.5	1.25
Weighted average fair value of purchase rights granted	$4.49	$4.82

The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the purchase periods in each offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant. There were no grants of purchase rights under the ESPP during the three months ended June 30, 2007.

NOTE 3.  INCOME TAXES

Cadence adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of Cadence’s 2007 fiscal year. Cadence applies FIN No. 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income Taxes,” at each financial statement reporting date. This process involves the assessment of whether each income tax position is “more likely than not” of being sustained based on its technical merits. In making this assessment, Cadence must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the “more likely than not” recognition threshold, Cadence then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Cadence reports the difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within income tax receivable, income tax payable, deferred tax assets or deferred tax liabilities.

The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Condensed Consolidated Balance Sheet for fiscal 2007. Cadence recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. Cadence also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill.

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

As of December 31, 2006, Cadence had $337.2 million of total gross unrecognized tax benefits. Of that total, $232.1 million of unrecognized tax benefits would, if recognized, affect the effective tax rate.

Upon adoption of FIN No. 48, Cadence adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to the adoption of FIN No. 48, Cadence also reported interest and penalties on unrecognized tax benefits as income tax expense. As of December 31, 2006, the total amounts of accrued interest and penalties were $65.8 million and $10.1 million, respectively.

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

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it had with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. The IRS is currently examining Cadence’s federal income tax returns for the tax years 2003 through 2005.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

(In thousands)

Balance as of December 30, 2006	$1,267,579
Additions due to earnouts	2,475
Tax benefits allocable to goodwill	(217)
Adoption of FIN No. 48	(7,318)
Other	(292)

Balance as of June 30, 2007	$1,262,227

Acquired Intangibles, net

Acquired intangibles with finite lives as of June 30, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$625,674	$(586,573)	$39,101
Agreements and relationships	70,687	(45,645)	25,042
Distribution rights	30,100	(12,040)	18,060
Tradenames, trademarks and patents	26,634	(10,595)	16,039

Total acquired intangibles	$753,095	$(654,853)	$98,242

Cadence acquired intangible assets of $7.8 million during the six months ended June 30, 2007, which are included in Agreements and relationships in the above table.

Acquired intangibles with finite lives as of December 30, 2006 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$625,832	$(572,315)	$53,517
Agreements and relationships	63,153	(41,773)	21,380
Distribution rights	30,100	(10,535)	19,565
Tradenames, trademarks and patents	26,634	(8,358)	18,276

Total acquired intangibles	$745,719	$(632,981)	$112,738

Amortization of acquired intangibles for the three and six months ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Amortization of acquired intangibles	$10,858	$17,486	$22,150	$38,201

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter as of June 30, 2007 is as follows:

(In thousands)

2007 – remaining period	$20,546
2008	32,139
2009	22,891
2010	10,944
2011	5,964
Thereafter	5,758

Total estimated amortization expense	$98,242

NOTE 5.  CONTINGENCIES

Legal Proceedings

From time to time, Cadence is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

On November 8, 2006, an individual, Narpat Bhandari, or Bhandari, filed suit against Cadence, Magma Design Automation, Inc., or Magma, Dynalith Systems, Inc., Altera Corp., or Altera, Mentor Graphics Corp., or Mentor, and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of Cadence and the other defendants infringe U.S. Patent No. 5,663,900, or the ‘900 Patent, for an electronic simulation and emulation system allegedly owned by the plaintiff. The Texas complaint seeks unspecified damages and attorneys’ fees and costs. In February 2007, Cadence, Magma, Altera and Mentor filed a motion to dismiss the complaint because the named plaintiff lacked standing to assert the patent and a necessary joint-owner of the patent was not a party to the suit. Defendants’ motion, in the alternative, asked to transfer the case to the District Court for the Northern District of California. In March 2007, Bhandari filed a motion to amend the complaint to substitute a new party, Vanguard Systems, Inc., or Vanguard, as plaintiff, in an effort to cure the defect in standing. On May 11, 2007, the Texas court denied the motion to amend and granted defendants’ motion to dismiss, ending the Texas matter.

On February 8, 2007, Cadence, Magma, Altera and Mentor filed a complaint in the United States District Court for the Northern District of California against Vanguard and Bhandari seeking a declaratory judgment that the ‘900 Patent is not infringed, and is invalid and unenforceable, and that LSI Logic Corporation has an ownership interest in the ‘900 Patent that precludes Vanguard and Bhandari from asserting the patent by themselves. In March 2007, Cadence, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ‘900 Patent from its co-owner. In April 2007, Vanguard and Bhandari answered the amended complaint, asserted counterclaims for patent infringement identical to the claims raised in the Texas action, and requested leave to file a motion to dismiss, transfer or stay the declaratory judgment action in favor of the infringement action filed in Texas. After the Texas court granted the motion to dismiss, Vanguard and Bhandari withdrew their motion. The California court held a case management conference on May 21, 2007, at which it granted Cadence et al.’s request to bifurcate and stay all issues except for the question of LSI’s ownership interest in the ‘900 Patent. The court has scheduled a hearing on this issue for September 27, 2007, followed by a bench trial, if necessary, to begin on October 9, 2007.

On May 30, 2007, Ahmed Higazi, a former Cadence employee, filed suit against Cadence in the United States District Court for the Northern District of California alleging that Cadence improperly classified him as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) contributions in violation of the Employee Retirement Income Security Act, or ERISA. Plaintiff seeks to represent a class of current and former Cadence Information Technology employees, although the scope of the purported class is not yet clear. Cadence filed an Answer denying the material allegations of the complaint and raising a number of affirmative defenses. Neither side has commenced discovery, and the court has not addressed the appropriateness of class certification. Cadence intends to defend the case vigorously.

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

EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the 1.375% Convertible Senior Notes Due 2011 and the 1.500% Convertible Senior Notes Due 2013, together, the Convertible Senior Notes, may be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method of accounting. In the event Cadence’s common stock exceeds $21.15 per share, for the first $1.00 the price exceeds $21.15, there would be dilution of approximately 1.1 million shares. As the share price continues to increase, dilution would continue to occur but at a declining rate. As of June 30, 2007, 1.4 million shares were included in diluted EPS for the Convertible Senior Notes.

The calculation for the numerator and denominator used in the basic and diluted net income per share computations for the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$59,596	$30,388	$104,017	$51,749
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	391	438	782

Net income before cumulative effect of change in accounting principle, as adjusted	$59,815	$30,779	$104,455	$52,531

Net income after cumulative effect of change in accounting principle	$59,596	$30,388	$104,017	$52,167
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	391	438	782

Net income after cumulative effect of change in accounting principle, as adjusted	$59,815	$30,779	$104,455	$52,949

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	274,425	282,313	272,043	281,960
Convertible Senior Notes	1,359	----	----	----
2023 Notes	14,721	26,837	14,721	26,837
Options	9,634	5,774	7,970	5,234
Restricted stock and ESPP shares	2,607	2,076	2,314	2,017

Weighted average common and potential common shares used to calculate diluted net income per share	302,746	317,000	297,048	316,048

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.22	$0.11	$0.38	$0.18

Net income per share after cumulative effect of change in accounting principle	$0.22	$0.11	$0.38	$0.19

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.20	$0.10	$0.35	$0.17

Net income per share after cumulative effect of change in accounting principle	$0.20	$0.10	$0.35	$0.17

The following table presents the potential shares of Cadence common stock outstanding for the three and six months ended June 30, 2007 and July 1, 2006 that were not included in the computation of diluted net income per share because the effect of including these shares would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2016)	7,959	22,971	11,860	24,644
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	----	23,640	----
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	14,717	26,829	14,717	26,829

Total potential common shares excluded	46,316	49,800	50,217	51,473

NOTE 7.	STOCK REPURCHASE PROGRAMS

In February 2006, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate, which program was completed during the six months ended June 30, 2007. In November 2006, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to an additional $500.0 million in the aggregate.

The shares repurchased under Cadence’s stock repurchase programs during the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Shares repurchased	----	5,000	5,900	9,000
Total cost of repurchased shares	$ ----	$91,798	$121,455	$160,830

As of June 30, 2007, the repurchase authorization remaining under Cadence’s repurchase program totaled $406.4 million.

NOTE 8.	RETAINED EARNINGS

The changes in retained earnings for the three and six months ended June 30, 2007 were as follows:

Three Months
Ended
(In thousands)

Balance as of March 31, 2007	$917,789
Net income	59,596
Re-issuance of treasury stock	(5,623)

Balance as of June 30, 2007	$971,762

Six Months
Ended
(In thousands)

Balance as of December 30, 2006	$832,763
Net income	104,017
Re-issuance of treasury stock	(24,384)
Adoption effect of FIN No. 48	59,366

Balance as of June 30, 2007	$971,762

NOTE 9.	RESTRUCTURING AND OTHER CHARGES (CREDITS)

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of June 30, 2007.

Since 2001, Cadence has recorded facilities consolidation charges, net of credits, of $94.5 million related to space reductions or facility closures of 49 sites. As of June 30, 2007, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.

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

As of June 30, 2007, total accrued restructuring costs were $26.8 million, consisting solely of estimated lease losses related to certain of the restructuring activities initiated since 2001. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Of the $26.8 million, $4.5 million was included in Accounts payable and accrued liabilities and $22.3 million was included in Other long-term liabilities.

The activity recorded in each of the restructuring plans for the three months ended June 30, 2007 related to payments of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals, is presented in the following table:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, March 31, 2007	$1,108	$5,533	$5,012	$17,581	$29,234
Adjustments to Restructuring and other charges (credits), net	----	58	(1,727)	96	(1,573)
Non-cash charges	19	47	----	----	66
Cash payments	(121)	(389)	(345)	(468)	(1,323)
Effect of foreign currency translation	8	101	----	319	428

Balance, June 30, 2007	$1,014	$5,350	$2,940	$17,528	$26,832

The activity recorded in each of the restructuring plans for the six months ended June 30, 2007 related to payments of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals, is presented in the following table:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, December 30, 2006	$1,186	$6,252	$5,147	$18,715	$31,300
Adjustments to Restructuring and other charges (credits), net	----	(139)	(1,731)	(648)	(2,518)
Non-cash charges	36	89	----	----	125
Cash payments	(218)	(978)	(476)	(931)	(2,603)
Effect of foreign currency translation	10	126	----	392	528

Balance, June 30, 2007	$1,014	$5,350	$2,940	$17,528	$26,832

NOTE 10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income for the three and six months ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Net income	$59,596	$30,388	$104,017	$52,167
Foreign currency translation gain (loss)	(258)	(3,132)	2,322	(4,176)
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and related tax effects	(859)	(686)	(1,694)	(1,801)
Other	(932)	----	(932)	----

Comprehensive income	$57,547	$26,570	$103,713	$46,190

NOTE 11.	OTHER INCOME, NET

Cadence’s Other income, net, for the three and six months ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Interest income	$12,641	$10,285	$24,863	$19,730
Gains on sale of non-marketable securities	1,400	2,443	5,559	16,846
Gains on available-for-sale securities	2,311	----	2,311	2,815
Gains on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	884	2,647	4,223	5,477
Gains (losses) on foreign exchange	(1,081)	(275)	(634)	173
Equity loss from investments	(1,083)	(300)	(1,720)	(600)
Write-down of investments	(550)	----	(550)	(1,001)
Other expense	(315)	(52)	(315)	(242)

Total Other income, net	$14,207	$14,748	$33,737	$43,198

NOTE 12.	SALE-LEASEBACK

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

A substantial portion of the gain upon sale was recognized throughout Cadence’s costs and expenses during the three months ended March 31, 2007, and the remaining gain will be recognized over the initial lease term of two years. During the lease term, Cadence is constructing an additional building located on its San Jose, California campus to replace the buildings it sold in this transaction.

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

North America:
United States	$195,477	$164,033	$363,426	$323,119
Other North America	8,916	7,714	16,577	16,745

Total North America	204,393	171,747	380,003	339,864

Europe, Middle East and Africa:
Germany	18,801	25,415	32,020	44,150
Other Europe, Middle East and Africa	47,128	38,340	87,362	80,643

Total Europe, Middle East and Africa	65,929	63,755	119,382	124,793

Japan and Asia:
Japan	55,509	87,179	153,591	157,172
Asia	65,130	35,832	103,170	64,898

Total Japan and Asia	120,639	123,011	256,761	222,070

Total	$390,961	$358,513	$756,146	$686,727

	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

United States	$195,477	$164,033	$363,426	$323,119
Other	195,484	194,480	392,720	363,608

Total	$390,961	$358,513	$756,146	$686,727

The following table presents a summary of long-lived assets by geography:

	As of
	June 30,	December 30,
	2007	2006
	(In thousands)

North America:
United States	$295,215	$325,076
Other North America	87	108

Total North America	295,302	325,184

Europe, Middle East and Africa:
Germany	1,231	1,163
Other Europe, Middle East, and Africa	8,539	8,026

Total Europe, Middle East, and Africa	9,770	9,189

Japan and Asia:
Japan	999	797
Asia	25,514	19,405

Total Japan and Asia	26,513	20,202

Total	$331,585	$354,575

	June 30,	December 30,
	2007	2006
	(In thousands)

United States	$295,215	$325,076
Other	36,370	29,499

Total	$331,585	$354,575

One customer accounted for 18% of total revenue for the three months ended June 30, 2007 and one customer accounted for 13% of total revenue for the three months ended July 1, 2006. One customer accounted for 11% of total revenue during the six months ended June 30, 2007 and no one customer accounted for 10% or more of total revenue for the six months ended July 1, 2006.

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

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex system-on-chip, or SoC, and IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect. The four Cadence design platforms are Incisive functional verification, Encounter digital IC design, Virtuoso custom design and Allegro system interconnect platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully under the headings “Results of Operations” and “Liquidity and Capital Resources” below.

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

Accounting for income taxes

We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes” and FIN No. 48. Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN No. 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. An income tax position that meets the “more likely than not” recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

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

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. Product revenue recognized in any period is affected by the extent to which customers purchase subscription, term or perpetual licenses, and by the extent to which contracts contain flexible payment terms. The timing of revenue recognition is also affected by the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers. For example, the timing and amount of product revenue that is recognized during a period could be significantly affected when:

•	License types utilized by an existing customer change from a subscription to a term license; or

•	An existing customer enters into a new contractual arrangement that includes certain terms and conditions that differ from their terminated arrangement where revenue was being recognized over multiple periods.

The amount of revenue recognized in future periods also depends on, among other things, the size, terms and timing of our:

•	Contract renewals with existing customers;

•	Additional sales to existing customers; and

•	Sales to new customers.

The value and duration of contracts, and consequently product revenue recognized, is also affected by the competitiveness of our products.

A business implication of a customer’s decision to choose a fixed term of use is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” in our Form 10-K for the year ended December 30, 2006 for an additional description of license types and timing of revenue recognition.

A substantial portion of our total revenue is recognized over multiple periods. As a result, we do not believe that pricing volatility has been a material component of the change in our revenue from period to period.

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

Revenue by Period

The following table shows our revenue for the three and six months ended June 30, 2007 and July 1, 2006 and the percentage change in revenue between periods:

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

Product	$263.8	$232.1	14%	$501.7	$440.3	14%
Services	32.8	33.1	(1)%	64.7	65.5	(1)%
Maintenance	94.4	93.3	1%	189.7	180.9	5%

Total revenue	$391.0	$358.5	9%	$756.1	$686.7	10%

Product and maintenance revenue was higher in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, primarily because of increased revenue from licenses for Digital IC Design and Functional Verification products, which was partially offset by a decrease in revenue from licenses for Custom IC Design products. Product and maintenance revenue was higher in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily because of increased revenue from licenses for Digital IC Design, Functional Verification and System Interconnect products, which was partially offset by a decrease in revenue from licenses for Custom IC Design products.

One customer accounted for 18% of total revenue for the three months ended June 30, 2007 and one customer accounted for 13% of total revenue for the three months ended July 1, 2006. One customer accounted for 11% of total revenue for the six months ended June 30, 2007 and no one customer accounted for 10% or more of total revenue for the six months ended July 1, 2006.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	June 30,	March 31,	December 30,	September 30,	July 1,
	2007	2007	2006	2006	2006

Functional Verification	24%	24%	23%	24%	22%
Digital IC Design	29%	26%	26%	19%	26%
Custom IC Design	24%	24%	26%	30%	27%
System Interconnect	8%	10%	11%	10%	8%
Design for Manufacturing	7%	7%	6%	8%	8%
Services and other	8%	9%	8%	9%	9%

Total	100%	100%	100%	100%	100%

As described under the heading “Critical Accounting Estimates” in our Form 10-K for the year ended December 30, 2006, certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the above table would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the customer individually licensed each specific software solution at the onset of the arrangement.

Revenue by Geography

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

United States	$195.5	$164.0	19%	$363.4	$323.1	12%
Other North America	8.9	7.7	16%	16.6	16.7	(1)%
Europe, Middle East and Africa	66.0	63.8	3%	119.4	124.8	(4)%
Japan	55.5	87.2	(36)%	153.6	157.2	(2)%
Asia	65.1	35.8	82%	103.1	64.9	59%

Total revenue	$391.0	$358.5	9%	$756.1	$686.7	10%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

United States	50%	46%	48%	47%
Other North America	2%	2%	2%	2%
Europe, Middle East and Africa	17%	18%	16%	18%
Japan	14%	24%	20%	23%
Asia	17%	10%	14%	10%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions.

Changes in foreign currency exchange rates caused our revenue to decrease by $1.7 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, and to decrease by $2.0 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily due to a decrease in the foreign currency exchange rate of the Japanese yen in relation to the United States dollar, partially offset by an increase in the foreign currency exchange rate of the European Union euro in relation to the United States dollar. Additional information about revenue and other financial information by geography can be found in Note 13 to our Condensed Consolidated Financial Statements.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions)

Cost of product	$ ----	$ ----	$0.1	$0.1
Cost of services	1.0	1.1	1.9	2.3
Cost of maintenance	0.6	0.7	1.2	1.5
Marketing and sales	5.4	6.3	12.1	13.0
Research and development	12.5	12.5	25.7	27.8
General and administrative	7.5	5.9	13.7	11.5

Total	$27.0	$26.5	$54.7	$56.2

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

Product	$12.8	$20.1	(36)%	$28.5	$40.6	(30)%
Services	$23.4	$23.9	(2)%	$47.1	$48.0	(2)%
Maintenance	$15.3	$15.9	(4)%	$30.4	$31.9	(5)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Product	5%	9%	6%	9%
Services	71%	72%	73%	73%
Maintenance	16%	17%	16%	18%

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to Cadence products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions)

Product related costs	$7.6	$9.7	$17.7	$19.9
Amortization of acquired intangibles	5.2	10.4	10.8	20.7

Total Cost of product	$12.8	$20.1	$28.5	$40.6

Cost of product decreased $7.3 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, primarily due to a decrease of $5.2 million in amortization of acquired intangible assets and a decrease of $1.9 million in hardware costs, attributable to lower hardware sales. Cost of product decreased $12.1 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily due to a decrease of $9.9 million in amortization of acquired intangible assets and a decrease of $1.1 million in hardware costs, attributable to lower hardware sales.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the three and six months ended June 30, 2007, there were no material fluctuations in these components of Cost of services, as compared to the three and six months ended July 1, 2006.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. During the three and six months ended June 30, 2007, there were no material fluctuations in these components of Cost of maintenance, as compared to the three and six months ended July 1, 2006.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

Marketing and sales	$98.1	$97.1	1%	$200.8	$191.6	5%
Research and development	123.0	115.5	6%	240.0	231.8	4%
General and administrative	41.8	39.0	7%	82.4	74.0	11%

Total operating expenses	$262.9	$251.6	4%	$523.2	$497.4	5%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Marketing and sales	25%	27%	27%	28%
Research and development	31%	32%	32%	34%
General and administrative	11%	11%	11%	11%

Operating Expense Summary

Overall operating expenses increased $11.3 million during the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, primarily due to:

•	An increase of $10.9 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and salary costs; and

•	An increase of $1.8 million in professional services costs; partially offset by

•	A decrease of $3.8 million in losses on the sale of installment contract receivables.

Overall operating expenses increased $25.8 million during the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily due to:

•	An increase of $30.8 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and salary costs; and

•	An increase of $3.7 million in professional services costs; partially offset by

•	A decrease of $10.0 million due to the portion of the gain on the sale of land and buildings that relates to operating expenses.

Fluctuations in foreign currency exchange rates, primarily due to the increase in exchange rate of the European Union euro, the British pound and the Indian rupee, partially offset by the decrease in exchange rate of the Japanese yen, in relation to the United States dollar, increased operating expenses by $2.2 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, and increased operating expenses by $4.2 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006.

Marketing and Sales

Marketing and sales expense increased $1.0 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, primarily due to:

•	An increase of $2.1 million in salary, benefits and other employee-related costs; partially offset by

•	A decrease of $1.0 million in stock-based compensation.

Marketing and sales expense increased $9.2 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily due to:

•	An increase of $12.8 million in salary, benefits and other employee-related costs; partially offset by

•	A decrease of $3.1 million due to the portion of the gain on the sale of land and buildings that relates to Marketing and sales expense; and

•	A decrease of $1.4 million in professional services costs.

Research and Development

Research and development expense increased $7.5 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, primarily due to:

•	An increase of $7.4 million in salary, benefits and other employee-related costs due to increased staffing to support product development; partially offset by

•	A decrease of $1.7 million in professional services costs.

Research and development expense increased $8.2 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily due to:

•	An increase of $15.2 million in salary, benefits and other employee-related costs due to increased staffing to support product development; partially offset by

•	A decrease of $5.4 million due to the portion of the gain on the sale of land and buildings that relates to Research and development expense;

•	A decrease of $2.2 million in stock-based compensation; and

•	A decrease of $1.5 million in professional services costs.

General and Administrative

General and administrative expense increased $2.8 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, primarily due to:

•	An increase of $3.8 million in professional services costs;

•	An increase of $1.4 million in salary, benefits and other employee-related costs; and

•	An increase of $1.6 million in stock-based compensation; partially offset by

•	A decrease of $3.8 million in losses on the sale of installment contract receivables.

General and administrative expense increased $8.4 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006, primarily due to:

•	An increase of $6.6 million in professional services costs; and

•	An increase of $2.2 million in stock-based compensation; partially offset by

•	A decrease of $2.5 million in losses on the sale of installment contract receivables; and

•	A decrease of $1.5 million due to the portion of the gain on the sale of land and buildings that relates to General and administrative expense.

Amortization of Acquired Intangibles

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions)

Amortization of acquired intangibles	$4.4	$5.0	$8.9	$13.4

Amortization of acquired intangibles decreased $0.6 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006. Amortization of intangible assets from prior year acquisitions decreased $1.8 million due to the full amortization of certain acquired intangibles. This decrease was partially offset by $1.2 million of amortization of intangibles acquired in the last 12 months.

Amortization of acquired intangibles decreased $4.5 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006. Amortization of intangible assets from prior year acquisitions decreased $6.6 million due to the full amortization of certain acquired intangibles. This decrease was partially offset by $2.1 million of amortization of intangibles acquired in 2006 and 2007.

Restructuring and Other Charges (Credits)

We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of June 30, 2007.

Each reporting period, we evaluate the adequacy of the lease loss accrual for each plan of restructuring. We adjust the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. We also consider executed sublease agreements and adjust the lease loss accrual if sublease income under the agreement differs from initial estimates. The credits recorded during the three and six months ended June 30, 2007 and July 1, 2006 primarily relate to changes in our lease loss estimates.

Restructuring and other charges (credits) for the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions)

2005, 2003, 2002, and 2001 Plans	$(1.6)	$(0.3)	$(2.5)	$(0.7)

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

As of June 30, 2007, our accrued estimate of the lease loss related to all restructuring activities initiated since 2001 was $26.8 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Since 2001, we have recorded facilities consolidation charges, net of credits, of $94.5 million under the 2001 through 2005 Restructurings related to space reductions or facility closures of 49 sites. As of June 30, 2007, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. We expect to pay all of the facilities-related restructuring liabilities for all of our restructuring plans prior to 2016.

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

Our workforce reduction activities related to the 2004 Restructuring and the 2005 Restructuring were completed prior to December 31, 2005. We recorded a credit during the twelve months ended December 30, 2006 to remove the remaining severance and benefits accrual related to the 2005 Restructuring. The activity recorded in each of the restructuring plans for the three and six months ended June 30, 2007 relates to payments of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals.

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the six months ended July 1, 2006, we immediately charged to expense $0.9 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions)

Interest expense	$3.1	$3.4	$6.5	$6.9

During the six months ended June 30, 2007, the primary component of interest expense was the Convertible Senior Notes which we issued in December 2006. During the six months ended July 1, 2006, the primary component of interest expense was our Term Loan, the repayment of which was completed in March 2007.

Other income, net

Other income, net, for the three and six months ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions)

Interest income	$12.6	$10.3	$24.8	$19.7
Gains on sale of non-marketable securities	1.4	2.4	5.5	16.8
Gains on available-for-sale securities	2.3	----	2.3	2.8
Gains on sale of non-marketable and trading securities in Cadence’s non-qualified deferred compensation trust	0.9	2.6	4.2	5.5
Gains (losses) on foreign exchange	(1.1)	(0.3)	(0.6)	0.2
Equity loss from investments	(1.1)	(0.3)	(1.7)	(0.6)
Write-down of investments	(0.5)	----	(0.5)	(1.0)
Other expense	(0.3)	----	(0.3)	(0.2)

Total other income, net	$14.2	$14.7	$33.7	$43.2

Interest income increased $2.3 million in the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, and $5.1 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006. The increase was due to higher average cash balances during the periods and higher interest rates earned on Cash and cash equivalents.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the six months ended July 1, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the six months ended June 30, 2007.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In millions, except percentages)

Provision for income taxes	$25.3	$23.3	$43.8	$39.9
Effective tax rate	29.8%	43.4%	29.6%	43.5%

Our effective tax rate for the three months ended June 30, 2007 was 29.8%, as compared to 43.4% for the three months ended July 1, 2006. Our provision for income taxes for the three months ended June 30, 2007 included a period-specific tax expense of $3.3 million for net interest expense on unrecognized tax benefits, which was partially offset by a $1.5 million period-specific tax benefit from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options and $1.2 million of period-specific tax benefit from tax laws enacted in the period and from recognition of previously unrecognized tax benefits.

Our effective tax rate for the six months ended June 30, 2007 was 29.6%, as compared to 43.5% for the six months ended July 1, 2006. Our provision for income taxes for the six months ended June 30, 2007 included a period-specific tax expense of $6.3 million for net interest expense on unrecognized tax benefits, which was partially offset by a $3.5 million period-specific tax benefit from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options and $1.2 million of period-specific tax benefit from tax laws enacted in the period and from recognition of previously unrecognized tax benefits.

Our effective tax rate decreased for the three and six months ended June 30, 2007, compared to the three and six months ended July 1, 2006, primarily due to a greater benefit from foreign income which is taxed at a lower rate than the United States federal statutory income tax rate. In addition, our effective tax rate decreased due to the extension of the United States federal tax credit for increasing research activities which was enacted in December 2006.

We project our annual effective tax rate for the year ending December 29, 2007 to be approximately 31.0%, which includes anticipated interest expense for the year that is classified as provision for income taxes and the period-specific tax benefits for the six months ended June 30, 2007 described above. However, we expect that the effective tax rate for interim reporting periods may vary from the annual effective tax rate due to the treatment of interest expense and tax deductions from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options as period-specific items of tax expense and tax benefit, respectively. Our effective tax rate for the year ended December 30, 2006 was 41.2%. Our projected annual effective tax rate for the year ending December 29, 2007 decreased compared to the year ended December 30, 2006 primarily due to a greater benefit from foreign income which is taxed at a lower rate than the United States federal statutory income tax rate.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN No. 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. An income tax position that meets the “more likely than not” recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

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

Liquidity and Capital Resources

	As of
	June 30,	December 30,
	2007	2006	% Change
	(In millions, except percentages)

Cash, cash equivalents and short-term investments	$1,148.8	$958.4	20%
Net working capital	$1,051.2	$763.9	38%

	Six Months Ended
	June 30,	July 1,
	2007	2006	Change
	(In millions)

Cash provided by operating activities	$120.1	$156.3	$(36.2)
Cash provided by (used for) investing activities	$8.7	$(63.4)	$72.1
Cash provided by (used for) financing activities	$63.2	$(123.7)	$186.9

Cash and cash equivalents and Short-term investments

As of June 30, 2007, our principal sources of liquidity consisted of $1,148.8 million of Cash and cash equivalents and Short-term investments, as compared to $958.4 million as of December 30, 2006. The primary sources of our cash in the six months ended June 30, 2007 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;

•	Customer payments for design and methodology services;

•	Proceeds from the sale of receivables;

•	Proceeds from the sale of property, plant and equipment;

•	Proceeds from the exercise of stock options; and

•	Common stock purchases under our employee stock purchase plans.

Our primary uses of cash in the six months ended June 30, 2007 were:

•	Payments relating to payroll, product, services and other operating expenses;

•	Purchases of property, plant and equipment;

•	Payments on our Term Loan; and

•	Purchases of treasury stock.

Net working capital

Net working capital increased $287.3 million as of June 30, 2007, as compared to December 30, 2006, primarily due to:

•	An increase of $194.2 million in Cash and cash equivalents;

•	An increase of $3.9 million in Accounts receivable, net;

•	An increase of $12.4 million in Prepaid expenses and other current assets;

•	A decrease of $28.0 million in Current portion of long-term debt; and

•	A decrease of $43.1 million in Accounts payable and accrued liabilities, which includes a decrease of $26.2 million of current income tax liabilities upon our adoption of FIN No. 48; partially offset by

•	An increase of $8.5 million in Current portion of deferred revenue.

Cash flows from operating activities

Cash flows from operating activities are provided by net income, adjusted for certain non-cash charges, as well as changes in the balance of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 30, 2007, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $76.3 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $74.0 million for the six months ended July 1, 2006.

Net cash provided by operating activities decreased by $36.2 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006. The decrease was primarily due to:

•	A decrease of $53.6 million in cash received from the collection of Receivables and Installment contract receivables; and

•	A decrease of $63.8 million in cash received for deferred revenue; partially offset by

•	A decrease of $48.5 million in payments of Accounts payable and accrued liabilities;

•	An increase of $51.9 million in net income; and

•	A decrease of $5.4 million in payments of Other long-term liabilities.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;

•	Proceeds from the sale of short-term and long-term investments; and

•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles.

Net cash provided by investing activities increased by $72.1 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006. The increase was primarily due to:

•	An increase of $46.5 million of Proceeds from the sale of property, plant and equipment; and

•	A decrease of $36.3 million in cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; partially offset by

•	A decrease of $13.8 million of Proceeds from the sale of long-term investments.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we are constructing an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $22.0 million in cash during 2007 for construction of this new building.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash flows from financing activities

Net cash provided by financing activities increased by $186.9 million in the six months ended June 30, 2007, as compared to the six months ended July 1, 2006. The increase was primarily due to:

•	A decrease of $29.0 million in Purchases of treasury stock;

•	An increase of $109.2 million in Proceeds from the sale of common stock due to an increased number of options exercised during the six months ended June 30, 2007; and

•	A decrease of $38.0 million of payments on our Term Loan, the repayment of which was completed in March 2007.

We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. As of June 30, 2007, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. We recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. We also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill.

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

The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and in November 2006, the IRS issued an amended RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $318.0 million. For an additional description of the IRS tax examinations, see the discussion under the heading “Results of Operations – Income Taxes” above.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997.

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

We may not redeem the Convertible Senior Notes prior to maturity. However, holders may convert their Convertible Senior notes prior to maturity upon the occurrence of one of the following events:

•	The price of our common stock reaches $27.50 for a certain period of time specified in the Convertible Senior Notes;

•	Specified corporate transactions occur; or

•	The trading price of the Convertible Senior Notes falls below a certain threshold.

As of June 30, 2007 none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

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

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012, in the case of the 2011 Notes, and February 2014 through April 2014, in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to stockholders’ equity in accordance with EITF No. 00-19. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is considered dilutive.

As of June 30, 2007, the estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $190.1 million and the estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $89.9 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

For further information about our Convertible Senior Notes, including conversion rights and the effect of a fundamental change, see the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” in our Form 10-K for the year ended December 30, 2006.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. In connection with the issuance of the Convertible Senior Notes in December 2006, we repurchased $189.6 million principal amount of the 2023 Notes. The 2023 Notes were issued by us at par and bear no interest. The 2023 Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which, after adjustment for our partial repurchase, would result in an aggregate of 14.7 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events.

We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may, if notice is provided in advance as specified in the 2023 Notes, require us to repurchase all or any portion of the 2023 Notes on August 15, 2008 for 100.25% of the principal amount, and on August 15, 2013 or August 15, 2018 for 100.00% of the principal amount by providing to the paying agent a written repurchase notice. Holders of the 2023 Notes may convert their 2023 Notes prior to maturity only if:

•	The price of our common stock reaches $22.69 for a certain period of time specified in the 2023 Notes;

•	Specified corporate transactions occur;

•	The 2023 Notes have been called for redemption; or

•	The trading price of the 2023 Notes falls below a certain threshold.

As of June 30, 2007, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

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

In addition, we sold warrants for our common stock to a financial institution for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the 2023 Notes in December 2006, we also purchased 12.1 million of the warrants for our common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million. The remaining outstanding warrants will be included in diluted EPS to the extent the impact is considered dilutive.

As of June 30, 2007, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $110.9 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $27.8 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

For further information about our 2023 Notes, including conversion rights and the effect of a fundamental change, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” in our Form 10-K for the year ended December 30, 2006.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 30, 2006, we reported long-term income tax liabilities of $256.1 million as payments due within 1 to 3 years in our table of Contractual Obligations as of December 30, 2006. We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. As of December 31, 2006, we had current income tax liabilities related to unrecognized tax benefits of $2.0 million, which we expect to pay in less than one year. As of December 31, 2006, we had long-term income tax liabilities related to unrecognized tax benefits of $304.2 million. Of the total long-term income tax liabilities, we estimate that $255.0 million will be paid within 1 to 3 years. We estimate that the remaining long-term income tax liabilities of $49.2 million can be offset by available net operating loss and tax credit carryforwards, and we believe that future cash payments will not be required to settle this remaining income tax liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations which cannot be predicted with certainty.

New Accounting Standard

In May 2007, the FASB issued FASB Staff Position, or FSP, No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 must be applied upon the initial adoption of FIN No. 48. Enterprises that did not apply FIN No. 48 in a manner consistent with the provisions of FSP FIN 48-1 would be required to retrospectively apply its provisions to the date of the initial adoption of FIN No. 48. FSP FIN 48-1 did not have a material impact on our initial adoption of FIN No. 48.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of June 30, 2007. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of June 30, 2007.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Commercial Paper – fixed rate	$998.9	5.42%
Cash – variable rate	75.0	2.74%
Cash equivalents – variable rate	26.0	5.29%
Cash equivalents – fixed rate	15.2	1.43%

Total interest-bearing instruments	$1,115.1	5.18%

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

The following table provides information, as of June 30, 2007, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts will mature prior to or during July 2007.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$69.4	119.56
British pound sterling	28.7	0.51
Israel shekel	8.4	4.20
Indian rupee	7.1	40.82
Other	23.7

Total	$137.3

Estimated fair value	$1.4

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes, and $250.0 million of our 2013 Notes, collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties, and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” above.

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

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $20.0 million as of June 30, 2007 and $23.7 million as of December 30, 2006. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $30.1 million as of June 30, 2007 and $31.4 million as of December 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Income Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007.

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

Based on their evaluation as of June 30, 2007, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

On November 8, 2006, an individual, Narpat Bhandari, or Bhandari, filed suit against us, Magma Design Automation, Inc., or Magma, Dynalith Systems, Inc., Altera Corp., or Altera, Mentor Graphics Corp., or Mentor, and Aldec, Inc. in the United States District Court for the Eastern District of Texas. The suit alleges that certain products of ours and the other defendants infringe U.S. Patent No. 5,663,900, or the ‘900 Patent, for an electronic simulation and emulation system allegedly owned by the plaintiff. The Texas complaint seeks unspecified damages and attorneys’ fees and costs. In February 2007, we, Magma, Altera and Mentor filed a motion to dismiss the complaint because the named plaintiff lacked standing to assert the patent and a necessary joint-owner of the patent was not a party to the suit. Defendants’ motion, in the alternative, asked to transfer the case to the District Court for the Northern District of California. In March 2007, Bhandari filed a motion to amend the complaint to substitute a new party, Vanguard Systems, Inc., or Vanguard, as plaintiff, in an effort to cure the defect in standing. On May 11, 2007, the Texas court denied the motion to amend and granted defendants’ motion to dismiss, ending the Texas matter.

On February 8, 2007, we, Magma, Altera and Mentor filed a complaint in the United States District Court for the Northern District of California against Vanguard and Bhandari seeking a declaratory judgment that the ‘900 Patent is not infringed, and is invalid and unenforceable, and that LSI Logic Corporation has an ownership interest in the ‘900 Patent that precludes Vanguard and Bhandari from asserting the patent by themselves. In March 2007, we, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ‘900 Patent from its co-owner. In April 2007, Vanguard and Bhandari answered the amended complaint, asserted counterclaims for patent infringement identical to the claims raised in the Texas action, and requested leave to file a motion to dismiss, transfer or stay the declaratory judgment action in favor of the infringement action filed in Texas. After the Texas court granted the motion to dismiss, Vanguard and Bhandari withdrew their motion. The California court held a case management conference on May 21, 2007, at which it granted our request to bifurcate and stay all issues except for the question of LSI’s ownership interest in the ’900 Patent. The court has scheduled a hearing on this issue for September 27, 2007, followed by a bench trial, if necessary, to begin on October 9, 2007.

On May 30, 2007, Ahmed Higazi, a former Cadence employee, filed suit against us in the United States District Court for the Northern District of California alleging that we improperly classified him as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) contributions in violation of the Employee Retirement Income Security Act, or ERISA. Plaintiff seeks to represent a class of current and former Cadence Information Technology employees, although the scope of the purported class is not yet clear. We filed an Answer denying the material allegations of the complaint and raising a number of affirmative defenses. Neither side has commenced discovery, and the court has not addressed the appropriateness of class certification. We intend to defend the case vigorously.

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

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in contractual arrangements with existing customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.

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

The specific performance goal levels and amounts and timing of contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to June 30, 2007, we may be obligated to pay up to an aggregate of $2.0 million in cash during the next 12 months and an additional $2.0 million in cash in periods after the next 12 months through August 2008 if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

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

There are numerous patents in the EDA industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights. For example, see the description of the pending patent litigation under the heading “Part II. Other Information — Item 1. Legal Proceedings” above.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 50% for the three months ended June 30, 2007 and 54% for the three months ended July 1, 2006. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS took similar positions with respect to our transfer pricing arrangements in the prior examination period and may make similar claims against our transfer pricing arrangements in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between four and ten percent since 1997. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN No. 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. An income tax position that meets the “more likely than not” recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

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

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and changes to these rules, and costs resulting from tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

Failure to obtain export licenses could harm our business by rendering us unable to ship products and transfer our technology outside of the United States.

We must comply with regulations of the United States and of certain other countries in shipping our software products and transferring our technology outside the United States and to foreign nationals. Although we have not had any significant difficulty complying with such regulations so far, any significant future difficulty in complying could harm our business, operating results or financial condition.

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

We have a substantial level of debt. As of June 30, 2007, we had $730.4 million of outstanding indebtedness as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes;

•	$250.0 million related to our 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and

•	$230.4 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or 2023 Notes.

The level of our indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Convertible Senior Notes or the 2023 Notes; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

Prior to conversion of the 2023 Notes, if the trading price of our common stock exceeds $22.69 per share over specified periods, basic net income per share will be diluted. We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount, or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above.

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

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of June 30, 2007, none of the conditions allowing holders of the 2023 Notes to convert had been met.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of June 30, 2007, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

In February 2006, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which program was completed during the six months ended June 30, 2007. In November 2006, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended June 30, 2007:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(in millions)

April 1, 2007 – May 5, 2007	50,118	$22.52	----	$406.4
May 6, 2007 – June 2, 2007	121,566	$21.98	----	$406.4
June 3, 2007 – June 30, 2007	14,219	$22.02	----	$406.4

Total	185,903	$22.13	----

* Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 9, 2007, the stockholders of Cadence voted on the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

Michael J. Fister	235,013,152	12,918,254
Donald L. Lucas	217,393,167	30,538,239
Dr. Alberto Sangiovanni-Vincentelli	228,214,148	19,717,258
George M. Scalise	227,329,464	20,601,942
Dr. John B. Shoven	222,612,329	25,319,077
Roger S. Siboni	235,636,776	12,294,622
John A.C. Swainson	236,151,452	11,779,946
Lip-Bu Tan	225,329,615	22,601,783

2. A proposal to approve the Amended and Restated 1987 Stock Incentive Plan was approved by a vote of 127,328,339 for, 91,783,472 opposed, 188,816 withheld and 28,630,779 broker non-votes.

3. A proposal to approve an amendment to the Amended and Restated 1987 Stock Incentive Plan to increase the total number of shares of common stock authorized for issuance under the Plan by 4,000,000, for a total of 75,370,100 shares authorized under the Plan, and to increase the total number of shares of common stock authorized for issuance as incentive stock awards under the Plan by 2,000,000, for a total of 5,000,000, was approved by a vote of 124,056,134 for, 95,021,772 opposed, 222,721 withheld and 28,630,779 broker non-votes.

4. A stockholder proposal regarding election of directors by a majority vote was rejected by a vote of 109,042,019 for, 109,460,389 opposed, 798,219 withheld and 28,630,779 broker non-votes.

5. A proposal to ratify the selection of KPMG LLP as independent auditors for the fiscal year ending December 29, 2007 was approved by a vote of 247,149,627 for, 603,701 opposed, 178,078 withheld and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	Summary of non-employee director compensation.
10.02	Schedule 3 to Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005), effective as of June 1, 2007.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	July 27, 2007	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	July 27, 2007	By:	/s/ William Porter

William Porter Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	Summary of non-employee director compensation.
10.02	Schedule 3 to Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005), effective as of June 1, 2007.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.