Form 10-Q
period 2007-09-29
CADENCE DESIGN SYSTEMS INC
filed 2007-10-30
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

On September 29, 2007, 268,811,877 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 29,	December 30,
	2007	2006

Current Assets:
Cash and cash equivalents	$935,587	$934,342
Short-term investments	15,654	24,089
Receivables, net of allowances of $2,499 and $3,804, respectively	278,200	238,438
Inventories	37,867	37,179
Prepaid expenses and other	111,554	77,957

Total current assets	1,378,862	1,312,005
Property, plant and equipment, net of accumulated depreciation of $612,206 and $615,768, respectively	332,519	354,575
Goodwill	1,311,087	1,267,579
Acquired intangibles, net	139,457	112,738
Installment contract receivables	221,520	149,584
Other assets	355,830	246,341

Total Assets	$3,739,275	$3,442,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$ ----
Current portion of long-term debt	----	28,000
Accounts payable and accrued liabilities	241,737	259,790
Current portion of deferred revenue	241,318	260,275

Total current liabilities	713,440	548,065

Long-Term Liabilities:
Long-term portion of deferred revenue	124,548	95,018
Convertible notes	500,000	730,385
Other long-term liabilities	448,439	370,063

Total long-term liabilities	1,072,987	1,195,466

Stockholders’ Equity:
Common stock and capital in excess of par value	1,491,687	1,398,899
Treasury stock, at cost	(596,997)	(544,855)
Retained earnings	1,042,938	832,763
Accumulated other comprehensive income	15,220	12,484

Total stockholders’ equity	1,952,848	1,699,291

Total Liabilities and Stockholders’ Equity	$3,739,275	$3,442,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Revenue:
Product	$273,799	$244,561	$775,496	$684,826
Services	31,225	34,262	95,963	99,798
Maintenance	95,900	87,325	285,611	268,251

Total revenue	400,924	366,148	1,157,070	1,052,875

Costs and Expenses:
Cost of product	13,823	14,097	42,302	54,669
Cost of services	23,364	23,034	70,421	70,995
Cost of maintenance	15,217	15,604	45,635	47,514
Marketing and sales	97,163	97,499	297,924	289,064
Research and development	125,391	110,335	365,418	342,133
General and administrative	40,747	35,240	123,166	109,267
Amortization of acquired intangibles	4,739	4,606	13,661	17,982
Restructuring and other charges (credits)	(7,066)	(15)	(9,584)	(726)
Write-off of acquired in-process technology	2,678	----	2,678	900

Total costs and expenses	316,056	300,400	951,621	931,798

Income from operations	84,868	65,748	205,449	121,077
Interest expense	(2,849)	(2,959)	(9,373)	(9,880)
Other income, net	14,201	9,993	47,938	53,191

Income before provision for income taxes and cumulative effect of change in accounting principle	96,220	72,782	244,014	164,388
Provision for income taxes	23,488	30,722	67,265	70,579

Net income before cumulative effect of change in accounting principle	72,732	42,060	176,749	93,809
Cumulative effect of change in accounting principle, net of tax	----	----	----	418

Net income	$72,732	$42,060	$176,749	$94,227

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.27	$0.15	$0.65	$0.33

Diluted	$0.24	$0.14	$0.60	$0.30

Net income per share after cumulative effect of change in accounting principle:
Basic	$0.27	$0.15	$0.65	$0.34

Diluted	$0.24	$0.14	$0.60	$0.30

Weighted average common shares outstanding – basic	272,977	279,329	272,354	281,077

Weighted average common shares outstanding – diluted	299,506	312,266	297,783	314,190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Cash and Cash Equivalents at Beginning of Period	$934,342	$861,315

Cash Flows from Operating Activities:
Net income	176,749	94,227
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	----	(418)
Depreciation and amortization	96,798	113,862
Stock-based compensation	78,828	80,437
Equity in loss from investments, net	2,504	900
Gain on investments, net	(16,608)	(25,600)
Gain on sale and leaseback of land and buildings	(12,606)	----
Write-down of investment securities	2,550	1,429
Write-off of acquired in-process technology	2,678	900
Non-cash restructuring and other charges (credits)	(7,106)	----
Tax benefit of call options	7,036	3,969
Deferred income taxes	4,848	13,697
Proceeds from the sale of receivables, net	163,549	131,404
Recoveries on trade accounts receivable and sales returns	(975)	(3,727)
Other non-cash items	8,525	4,157
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	9,053	77,489
Installment contract receivables	(273,301)	(195,038)
Inventories	(681)	(2,777)
Prepaid expenses and other	(23,229)	(9,368)
Other assets	(2,027)	5,108
Accounts payable and accrued liabilities	(35,516)	(107,147)
Deferred revenue	9,411	13,275
Other long-term liabilities	18,448	19,714

Net cash provided by operating activities	208,928	216,493

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	6,271	5,542
Proceeds from sale of short-term investments	197	----
Proceeds from the sale of long-term investments	6,323	21,599
Proceeds from the sale of property, plant and equipment	46,500	----
Purchases of property, plant and equipment	(57,405)	(48,270)
Purchases of software licenses	----	(6,409)
Investment in venture capital partnerships and equity investments	(3,214)	(2,000)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(74,117)	(65,352)

Net cash used for investing activities	(75,445)	(94,890)

Cash Flows from Financing Activities:
Principal payments on term loan	(28,000)	(99,000)
Tax benefit from employee stock transactions	20,727	7,556
Proceeds from issuance of common stock	249,006	126,315
Purchases of treasury stock	(384,151)	(258,384)
Other	8,558	----

Net cash used for financing activities	(133,860)	(223,513)

Effect of exchange rate changes on cash and cash equivalents	1,622	(1,895)

Increase (decrease) in cash and cash equivalents	1,245	(103,805)

Cash and Cash Equivalents at End of Period	$935,587	$757,510

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

Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” in the Condensed Consolidated

Income Statements in connection with stock options, restricted stock and the ESPP for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Stock options	$9,069	$11,354	$29,166	$38,216
Restricted stock	12,022	11,027	41,531	34,611
ESPP	3,028	1,892	8,131	7,610

Total stock-based compensation expense	$24,119	$24,273	$78,828	$80,437

Income tax benefit	$7,312	$7,738	$26,488	$24,969

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Stock Option Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Dividend yield	None	None	None	None
Expected volatility	27.0%	24.1%	23.2%	24.6%
Risk-free interest rate	4.26%	4.59%	4.68%	4.83%
Expected life (in years)	4.4	5.3	4.4	5.4
Weighted average fair value of options granted	$6.41	$5.16	$5.14	$5.62

The computation of the expected volatility assumption used in the Black-Scholes pricing model for new grants is based on implied volatility. When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends; thus the expected dividend yield used in the calculation is zero.

Restricted Stock

The cost of restricted stock awards is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Generally, restricted stock awards vest over four years and are subject to the employee’s continuing service to Cadence. The weighted average grant date fair values for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Weighted average fair value of restricted stock granted	$20.65	$16.59	$20.59	$16.75

Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that they vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Stock-based compensation expense related to these performance-based restricted stock grants for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Stock-based compensation expense related to performance-based grants	$3,291	$2,969	$13,713	$9,792

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

Employee Stock Purchase Plan

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 12% of their annual base earnings plus bonuses, subject to a limit in any calendar year of $25,000 worth of common stock. The offering periods under the ESPP that began prior to August 1, 2006 were concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. All offering periods that started before August 1, 2006 continued until they were completed or until they were terminated as provided in the documents governing the ESPP. Participants in the ESPP remained in the 24-month offering periods until these offering periods were completed or until such participant withdrew from the ESPP, whichever was earlier. Effective August 1, 2006, offering periods under the ESPP are six months with a corresponding six month purchase period. New offerings begin on each February 1st and August 1st, and those offerings run consecutively rather than concurrently. Participants were converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006. Beginning with the August 1, 2007 offering period, all participants are participating in a six-month offering period and all 24-month offering periods have been completed. The purchase dates under the ESPP are January 31st and July 31st of each year.

Shares of common stock issued under the ESPP for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	1,279	1,812	3,200	3,640
Cash received from the exercise of purchase rights under the ESPP	$21,383	$20,831	$43,964	$41,619
Weighted average purchase price per share	$16.71	$11.49	$13.74	$11.43

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Dividend yield	None	None	None	None
Expected volatility	27.0%	24.1%	24.6%	24.0%
Risk-free interest rate	4.96%	5.18%	5.08%	4.89%
Expected life (in years)	0.5	0.5	0.5	1.1
Weighted average fair value of purchase rights granted	$5.01	$3.60	$4.74	$4.32

The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the purchase periods in each offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends; thus the expected dividend yield is zero.

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

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s United States federal income tax returns beginning with the 1997 tax year remain subject to examination by the IRS. Cadence’s California income tax returns beginning with the 2001 tax year (plus any amended tax returns which need to be filed upon the potential settlement of the IRS examination of the tax years beginning with 1997) remain subject to examination by the California Franchise Tax Board.

In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 relates to transfer pricing arrangements that Cadence had with a foreign subsidiary. Cadence has filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS where the matter is currently being considered. Cadence believes that it is reasonably possible that the total amount of the unrecognized tax benefits for these transfer pricing arrangements could significantly increase or decrease within the next 12 months if a closing agreement can be reached with the Appeals Office of the IRS to resolve the proposed IRS adjustments to the transfer pricing arrangements. Cadence also believes that it is reasonably possible that the IRS could develop new policies and rules within the next 12 months that could impact the total amounts of unrecognized tax benefits for these transfer pricing arrangements. Because of the uncertain impact of any potential IRS policies and rules and because there is limited historical precedents of relevant tax settlements available, Cadence is currently unable to provide an estimate of the range of the reasonably possible change.

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

NOTE 4.  ACQUISITIONS

During the nine months ended September 29, 2007, Cadence acquired Invarium, Inc., a San Jose-based developer of advanced lithography-modeling and pattern-synthesis technology, and Clear Shape Technologies, Inc., a San Jose-based design for manufacturing technology company specializing in design-side solutions to minimize yield loss for advanced semiconductor integrated circuits. Cadence acquired these two companies for an aggregate purchase price of $75.5 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $45.7 million of goodwill recorded in connection with these acquisitions is not expected to be deductible for income tax purposes. Prior to acquiring Clear Shape Technologies, Inc., Cadence had an investment of $2.0 million in the company, representing a 12% ownership interest, which had been accounted for under the cost method of accounting. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for this acquisition as a step acquisition.

In connection with these acquisitions, Cadence recorded an expense of $2.7 million in the three and nine months ended September 29, 2007 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process technology is a component of operating expenses in the Consolidated Income Statements.

The acquired companies’ results of operations and the estimated fair values of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of acquisition. Comparative pro forma financial information for these acquisitions has not been presented because the effect on results of operations was not material to Cadence’s Condensed Consolidated Financial Statements.

NOTE 5.  GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2007. Based on the results of the impairment review, Cadence has determined that no indicators of impairment existed during 2007. For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the most recent evaluation.

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

The changes in the carrying amount of goodwill for the nine months ended September 29, 2007 were as follows:

(In thousands)

Balance as of December 30, 2006	$1,267,579
Goodwill resulting from acquisitions during the period	45,700
Additions due to earnouts	4,137
Tax benefits allocable to goodwill	(475)
Adoption of FIN No. 48	(7,318)
Other	1,464

Balance as of September 29, 2007	$1,311,087

Acquired Intangibles, net

Acquired intangibles with finite lives as of September 29, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$651,427	$(595,132)	$56,295
Agreements and relationships	96,585	(48,398)	48,187
Distribution rights	30,100	(12,792)	17,308
Tradenames, trademarks and patents	29,367	(11,700)	17,667

Total acquired intangibles	$807,479	$(668,022)	$139,457

Cadence acquired intangible assets of $60.7 million during the nine months ended September 29, 2007, of which $27.9 million was acquired in connection with the acquisitions described in Note 4. Of the remainder, $30.7 million is included in Agreements and relationships and $2.1 million is included in Tradenames, trademarks, and patents in the above table. The $60.7 million of acquired intangible assets had a weighted average life of 5 years at the time of acquisition.

Acquired intangibles with finite lives as of December 30, 2006 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$625,832	$(572,315)	$53,517
Agreements and relationships	63,153	(41,773)	21,380
Distribution rights	30,100	(10,535)	19,565
Tradenames, trademarks and patents	26,634	(8,358)	18,276

Total acquired intangibles	$745,719	$(632,981)	$112,738

Amortization of acquired intangibles for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Amortization of acquired intangibles	$12,003	$12,248	$34,151	$50,450

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2007 – remaining period	$12,488
2008	43,035
2009	33,687
2010	21,369
2011	16,066
Thereafter	12,812

Total estimated amortization expense	$139,457

NOTE 6.  CONTINGENCIES

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

On February 8, 2007, Cadence, Magma Design Automation, Inc., or Magma, Altera Corp., or Altera, and Mentor Graphics Corp., or Mentor filed a complaint in the United States District Court for the Northern District of California against an individual, Narpat Bhandari, or Bhandari, and Vanguard Systems, Inc., or Vanguard. The complaint seeks a declaratory judgment that U.S. Patent No. 5,663,900, or the ‘900 Patent, which discloses an electronic simulation and emulation system and is allegedly owned by Bhandari and Vanguard, is not infringed and is invalid and unenforceable. The Complaint further seeks a declaratory judgment that LSI Logic Corporation, or LSI, has an ownership interest in the ‘900 Patent that precludes Vanguard and Bhandari from asserting the patent without first joining LSI. In March 2007, Cadence, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ‘900 Patent from its co-owner, LSI. In April 2007, Vanguard and Bhandari answered the amended complaint, asserting counterclaims alleging that certain products of Cadence and the other plaintiffs infringe the ‘900 patent. In a case management conference held on May 21, 2007, the court granted the request of Cadence, Magma, Altera and Mentor to bifurcate the case and stay all issues except for the question of LSI’s ownership interest in the ‘900 Patent. Cadence, Magma, Altera and Mentor filed a Motion for Summary Judgment that LSI was a joint-owner and that the license from LSI warranted dismissal of Vanguard and Bhandari’s claim. After briefing, the motion was submitted to the Court on the papers on September 27, 2007. The motion is presently under submission, and no further proceedings are scheduled at this time.

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

While the outcome of these litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on Cadence’s consolidated financial position, liquidity or results of operations.

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

NOTE 7.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less unvested restricted stock during the period. Diluted net income per share gives effect to convertible debt and equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

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

EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the 1.375% Convertible Senior Notes Due 2011 and the 1.500% Convertible Senior Notes Due 2013, together, the Convertible Senior Notes, may be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method of accounting. In the event Cadence’s common stock exceeds $21.15 per share, for the first $1.00 the price exceeds $21.15, there would be dilution of approximately 1.1 million shares. As the share price continues to increase, dilution would continue to occur but at a declining rate. The number of shares included in diluted EPS for the Convertible Senior Notes for the three and nine months ended September 29, 2007 were 0.4 million and 0.1 million, respectively.

The calculations for basic and diluted net income per share for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$72,732	$42,060	$176,749	$93,809
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	392	657	1,174

Net income before cumulative effect of change in accounting principle, as adjusted	$72,951	$42,452	$177,406	$94,983

Net income after cumulative effect of change in accounting principle	$72,732	$42,060	$176,749	$94,227
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	392	657	1,174

Net income after cumulative effect of change in accounting principle, as adjusted	$72,951	$42,452	$177,406	$95,401

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	272,977	279,329	272,354	281,077
Convertible Senior Notes	449	----	122	----
2023 Notes	14,721	26,837	14,721	26,837
Options	8,845	4,313	8,217	4,811
Restricted stock and ESPP shares	2,514	1,787	2,369	1,465

Weighted average common and potential common shares used to calculate diluted net income per share	299,506	312,266	297,783	314,190

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.27	$0.15	$0.65	$0.33

Net income per share after cumulative effect of change in accounting principle	$0.27	$0.15	$0.65	$0.34

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$0.24	$0.14	$0.60	$0.30

Net income per share after cumulative effect of change in accounting principle	$0.24	$0.14	$0.60	$0.30

The following table presents the potential shares of Cadence common stock outstanding for the three and nine months ended September 29, 2007 and September 30, 2006 that were not included in the computation of diluted net income per share because the effect of including these shares would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2017)	10,995	26,431	11,840	24,112
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	----	23,640	----
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	14,717	26,829	14,717	26,829

Total potential common shares excluded	49,352	53,260	50,197	50,941

NOTE 8.  STOCK REPURCHASE PROGRAMS

In February 2006, the Cadence Board of Directors authorized a program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate, which program was completed during the nine months ended September 29, 2007. In November 2006, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to an additional $500.0 million in the aggregate.

The shares repurchased under Cadence’s stock repurchase programs during the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Shares repurchased	12,000	6,000	17,900	15,000
Total cost of repurchased shares	$250,961	$97,554	$372,416	$258,384

As of September 29, 2007, the repurchase authorization remaining under Cadence’s repurchase program totaled $155.4 million.

NOTE 9.	RETAINED EARNINGS

The changes in retained earnings for the three and nine months ended September 29, 2007 were as follows:

Three Months
Ended
September 29,
2007
(In thousands)

Balance as of June 30, 2007	$971,762
Net income	72,732
Step acquisition adjustment	(1,556)

Balance as of September 29, 2007	$1,042,938

Nine Months
Ended
September 29,
2007
(In thousands)

Balance as of December 30, 2006	$832,763
Net income	176,749
Re-issuance of treasury stock	(24,384)
Adoption effect of FIN No. 48	59,366
Step acquisition adjustment	(1,556)

Balance as of September 29, 2007	$1,042,938

NOTE 10.	RESTRUCTURING AND OTHER CHARGES (CREDITS)

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation in order to improve Cadence’s cost structure. The 2001 and 2002 Restructurings primarily related to Cadence’s design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of September 29, 2007.

Since 2001, Cadence has recorded facilities consolidation charges, net of credits, of $87.5 million related to space reductions or facility closures of 49 sites. As of September 29, 2007, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. Cadence expects to pay remaining facilities-related restructuring liabilities for all of its restructuring plans prior to 2016.

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

As of September 29, 2007, total accrued restructuring costs were $19.3 million, consisting solely of estimated lease losses related to certain of the restructuring activities initiated since 2001. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Of the $19.3 million, $11.0 million was included in Accounts payable and accrued liabilities and $8.3 million was included in Other long-term liabilities.

The activity recorded in each of the restructuring plans for the three months ended September 29, 2007, which is related to payments of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals, is presented in the following table:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, June 30, 2007	$1,014	$5,350	$2,940	$17,528	$26,832
Adjustments to Restructuring and other charges (credits), net	(174)	269	(33)	(7,128)	(7,066)
Non-cash charges	21	37	----	----	58
Cash payments	(89)	(346)	(272)	(71)	(778)
Effect of foreign currency translation	6	105	----	192	303

Balance, September 29, 2007	$778	$5,415	$2,635	$10,521	$19,349

The activity recorded in each of the restructuring plans for the nine months ended September 29, 2007, which is related to payments of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals, is presented in the following table:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, December 30, 2006	$1,186	$6,252	$5,147	$18,715	$31,300
Adjustments to Restructuring and other charges (credits), net	(174)	130	(1,764)	(7,776)	(9,584)
Non-cash charges	57	126	----	----	183
Cash payments	(307)	(1,324)	(748)	(1,002)	(3,381)
Effect of foreign currency translation	16	231	----	584	831

Balance, September 29, 2007	$778	$5,415	$2,635	$10,521	$19,349

On October 5, 2007, Cadence completed a lease termination agreement for a facility included in the 2001 Restructuring whereby Cadence paid $8.2 million and was released from all future obligations related to the facility. Cadence recorded a credit to Restructuring and other charges of $7.1 million during the three months ended September 29, 2007, representing the lease loss accrual related to this facility in excess of the amount paid. As of September 29, 2007, the remaining lease loss accrual related to this facility, consisting of the $8.2 million payment made on October 5, 2007, was included in the 2001 Restructuring in the table above.

NOTE 11.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$72,732	$42,060	$176,749	$94,227
Foreign currency translation gain (loss)	5,354	963	7,676	(3,213)
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and related tax effects	(2,330)	(4,343)	(4,024)	(6,144)
Other	16	----	(916)	----

Comprehensive income	$75,772	$38,680	$179,485	$84,870

NOTE 12.	OTHER INCOME, NET

Cadence’s Other income, net, for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

Interest income	$12,609	$9,863	$37,472	$29,593
Gains (losses) on sale of non-marketable securities	83	(480)	5,642	16,366
Gains on available-for-sale securities	2,093	1,805	4,404	4,620
Gains (losses) on securities in Cadence’s non-qualified deferred compensation trust	2,339	(863)	6,562	4,614
Gains (losses) on foreign exchange	(317)	165	(951)	338
Equity in loss from investments, net	(784)	(300)	(2,504)	(900)
Write-down of investment securities	(2,000)	(428)	(2,550)	(1,429)
Other income (expense)	178	231	(137)	(11)

Total other income, net	$14,201	$9,993	$47,938	$53,191

NOTE 13.	SALE-LEASEBACK

In January 2007, Cadence completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million cash. Concurrently with the sale, Cadence leased back from the purchaser approximately 262,500 square feet of office space, which represents all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each. Cadence is obligated to make lease payments related to this lease of $0.6 million for the remaining portion of 2007, $2.4 million in 2008 and $0.2 million in 2009.

A substantial portion of the gain upon sale was recognized throughout Cadence’s costs and expenses during the three months ended March 31, 2007, and the remaining gain will be recognized over the initial lease term of two years. During the lease term, Cadence is constructing an additional building located on its San Jose, California campus to replace the buildings it sold in this transaction.

NOTE 14.	SEGMENT AND GEOGRAPHY REPORTING

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)

North America:
United States	$160,895	$188,280	$523,147	$511,399
Other North America	5,310	7,928	21,889	24,673

Total North America	166,205	196,208	545,036	536,072

Europe, Middle East and Africa:
Germany	14,784	26,854	46,804	71,004
Netherlands	44,373	1,702	45,105	6,959
Other Europe, Middle East and Africa	40,492	51,273	128,229	126,659

Total Europe, Middle East and Africa	99,649	79,829	220,138	204,622

Japan and Asia:
Japan	88,863	49,246	242,442	206,418
Asia	46,207	40,865	149,454	105,763

Total Japan and Asia	135,070	90,111	391,896	312,181

Total	$400,924	$366,148	$1,157,070	$1,052,875

The following table presents a summary of long-lived assets by geography:

	As of
	September 29,	December 30,
	2007	2006
	(In thousands)

North America:
United States	$295,733	$325,076
Other North America	77	108

Total North America	295,810	325,184

Europe, Middle East and Africa:
Germany	1,397	1,163
Other Europe, Middle East, and Africa	8,438	8,026

Total Europe, Middle East, and Africa	9,835	9,189

Japan and Asia:
Japan	1,023	797
Asia	25,851	19,405

Total Japan and Asia	26,874	20,202

Total	$332,519	$354,575

One customer accounted for 14% of total revenue during the three months ended September 29, 2007 but no customer accounted for 10% or more of total revenue during the nine months ended September 29, 2007. No customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2006.

As of September 29, 2007, three customers accounted for 34% of Cadence’s Receivables, net and Installment contract receivables. As of December 30, 2006, two customers accounted for 34% of Cadence’s Receivables, net and Installment contract receivables.

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

Revenue by Period

The following table shows our revenue for the three and nine months ended September 29, 2007 and September 30, 2006 and the percentage change in revenue between periods:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

Product	$273.8	$244.5	12%	$775.5	$684.8	13%
Services	31.2	34.3	(9)%	96.0	99.8	(4)%
Maintenance	95.9	87.3	10%	285.6	268.3	6%

Total revenue	$400.9	$366.1	9%	$1,157.1	$1,052.9	10%

Product and maintenance revenue was higher in the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, primarily because of increased revenue from licenses for Digital IC Design and Custom IC Design products, which was partially offset by decreases in revenue from licenses for Design for Manufacturing, System Interconnect and Functional Verification products. Product and maintenance revenue was higher in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily because of increased revenue from licenses for Digital IC Design and Custom IC Design products which was partially offset by a decrease in revenue from licenses for Design for Manufacturing products.

One customer accounted for 14% of total revenue for the three months ended September 29, 2007 but no customer accounted for 10% or more of total revenue for the three months ended September 30, 2006. No customer accounted for 10% or more of total revenue for the nine months ended September 29, 2007 and for the nine months ended September 30, 2006.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	September 29,	June 30,	March 31,	December 30,	September 30,
	2007	2007	2007	2006	2006

Functional Verification	20%	24%	24%	23%	24%
Digital IC Design	27%	29%	26%	26%	19%
Custom IC Design	32%	24%	24%	26%	30%
System Interconnect	7%	8%	10%	11%	10%
Design for Manufacturing	6%	7%	7%	6%	8%
Services and other	8%	8%	9%	8%	9%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

United States	$160.9	$188.3	(15)%	$523.2	$511.4	2%
Other North America	5.3	7.9	(33)%	21.9	24.7	(11)%
Europe, Middle East and Africa	99.6	79.8	25%	220.1	204.6	8%
Japan	88.9	49.2	81%	242.4	206.4	17%
Asia	46.2	40.9	13%	149.5	105.8	41%

Total revenue	$400.9	$366.1	9%	$1,157.1	$1,052.9	10%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

United States	40%	51%	45%	49%
Other North America	1%	2%	2%	2%
Europe, Middle East and Africa	25%	22%	19%	19%
Japan	22%	14%	21%	20%
Asia	12%	11%	13%	10%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions.

Changes in foreign currency exchange rates caused our revenue to increase by $0.5 million in the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, primarily due to a decrease in the valuation of the United States dollar when compared to the European Union euro, partially offset by an increase in the valuation of the United States dollar when compared to the Japanese yen.

Changes in foreign currency exchange rates caused our revenue to decrease by $1.4 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to an increase in the valuation of the United States dollar when compared to the Japanese yen, partially offset by a decrease in the valuation of the United States dollar when compared to the European Union euro. Additional information about revenue and other financial information by geography can be found in Note 14 to our Condensed Consolidated Financial Statements.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions)

Cost of product	$ ----	$ ----	$0.1	$0.1
Cost of services	1.0	0.9	2.9	3.2
Cost of maintenance	0.6	0.6	1.9	2.0
Marketing and sales	5.5	5.7	17.6	18.7
Research and development	10.9	11.5	36.5	39.3
General and administrative	6.1	5.6	19.8	17.1

Total	$24.1	$24.3	$78.8	$80.4

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

Product	$13.8	$14.1	(2)%	$42.3	$54.7	(23)%
Services	$23.4	$23.0	2%	$70.4	$71.0	(1)%
Maintenance	$15.2	$15.6	(3)%	$45.6	$47.5	(4)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Product	5%	6%	5%	8%
Services	75%	67%	73%	71%
Maintenance	16%	18%	16%	18%

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

A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions)

Product related costs	$7.8	$7.8	$25.5	$27.7
Amortization of acquired intangibles	6.0	6.3	16.8	27.0

Total Cost of product	$13.8	$14.1	$42.3	$54.7

During the three months ended September 29, 2007, there were no material fluctuations in the components of Cost of product, as compared to the three months ended September 30, 2006. Cost of product decreased $12.4 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to:

•	A decrease of $10.2 million in amortization of acquired intangible assets as certain acquired intangible assets became fully amortized during the periods; and

•	A decrease of $1.8 million in hardware costs attributable to sales of products with lower costs.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the three and nine months ended September 29, 2007, there were no material fluctuations in these components of Cost of services as compared to the three and nine months ended September 30, 2006.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. During the three months ended September 29, 2007, there were no material fluctuations in these components of Cost of maintenance as compared to the three months ended September 30, 2006. Cost of maintenance decreased $1.9 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to a decrease of $1.0 million in amortization of acquired intangible assets as certain acquired intangible assets became fully amortized during the periods.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions, except percentages)

Marketing and sales	$97.2	$97.5	0%	$297.9	$289.1	3%
Research and development	125.4	110.3	14%	365.4	342.1	7%
General and administrative	40.7	35.2	16%	123.2	109.3	13%

Total operating expenses	$263.3	$243.0	8%	$786.5	$740.5	6%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Marketing and sales	24%	27%	26%	27%
Research and development	31%	30%	32%	32%
General and administrative	10%	10%	11%	10%

Operating Expense Summary

Overall operating expenses increased $20.3 million during the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, primarily due to:

•	An increase of $17.6 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and salary costs; and

•	An increase of $3.8 million in professional services costs; partially offset by

•	A decrease of $2.1 million in losses on the sale of installment contract receivables.

Overall operating expenses increased $46.0 million during the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to:

•	An increase of $48.0 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and salary costs; and

•	An increase of $8.2 million in professional services costs; partially offset by

•	A decrease of $10.2 million due to the portion of the gain on the sale of land and buildings that relates to operating expenses; and

•	A decrease of $4.6 million in losses on the sale of installment contract receivables.

Fluctuations in foreign currency exchange rates, primarily due to the decrease in the valuation of the United States dollar when compared to the European Union euro, the British pound and the Indian rupee, partially offset by the increase in the valuation of the United States dollar when compared to the Japanese yen, increased operating expenses by $3.0 million in the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, and increased operating expenses by $7.2 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006.

Marketing and Sales

During the three months ended September 29, 2007, there were no material fluctuations in the components of Marketing and sales expense as compared to the three months ended September 30, 2006.

Marketing and sales expense increased $8.8 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to:

•	An increase of $13.7 million in salary, benefits and other employee-related costs; partially offset by

•	A decrease of $3.6 million due to the portion of the gain on the sale of land and buildings that relates to Marketing and sales expense; and

•	A decrease of $1.0 million in stock-based compensation.

Research and Development

Research and development expense increased $15.1 million in the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, primarily due to:

•	An increase of $12.9 million in salary, benefits and other employee-related costs due to increased staffing to support product development; and

•	An increase of $1.8 million in professional services costs.

Research and development expense increased $23.3 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to:

•	An increase of $27.6 million in salary, benefits and other employee-related costs due to increased staffing to support product development; partially offset by

•	A decrease of $6.0 million due to the portion of the gain on the sale of land and buildings that relates to Research and development expense; and

•	A decrease of $2.8 million in stock-based compensation.

General and Administrative

General and administrative expense increased $5.5 million in the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, primarily due to:

•	An increase of $3.7 million in salary, benefits and other employee-related costs;

•	An increase of $1.7 million in bad debt expense reflecting a lower amount of bad debt recoveries; and

•	An increase of $1.6 million in professional services costs; partially offset by

•	A decrease of $2.1 million in losses on the sale of installment contract receivables.

General and administrative expense increased $13.9 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, primarily due to:

•	An increase of $6.6 million in salary, benefits and other employee-related costs;

•	An increase of $8.2 million in professional services costs;

•	An increase of $2.7 million in stock-based compensation; and

•	An increase of $2.3 million in bad debt expense reflecting a lower amount of bad debt recoveries; partially offset by

•	A decrease of $4.6 million in losses on the sale of installment contract receivables.

Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions)

Amortization of acquired intangibles	$4.7	$4.6	$13.7	$18.0

During the three months ended September 29, 2007, there were no material fluctuations in the components of Amortization of acquired intangibles as compared to the three months ended September 30, 2006.

Amortization of acquired intangibles decreased $4.3 million in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. Amortization of intangible assets from prior year acquisitions decreased $7.8 million as certain of these intangible assets have been fully amortized. This decrease was partially offset by $3.5 million of amortization of intangibles acquired in 2006 and 2007.

Restructuring and Other Charges (Credits)

We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. The restructuring plans initiated each year from 2001 through 2005, or the 2001 Restructuring, 2002 Restructuring, 2003 Restructuring, 2004 Restructuring and 2005 Restructuring, respectively, were intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. The 2001 and 2002 Restructurings primarily related to our design services business and certain other business or infrastructure groups throughout the world. The 2003 Restructuring, 2004 Restructuring and 2005 Restructuring were targeted at reducing costs throughout the company. The 2004 Restructuring has been completed and there was no remaining balance accrued for this restructuring as of September 29, 2007.

Each reporting period, we evaluate the adequacy of the lease loss accrual for each plan of restructuring. We adjust the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. We also consider executed sublease agreements and adjust the lease loss accrual if sublease income under the agreement differs from initial estimates. The credits recorded during the three and nine months ended September 29, 2007 and September 30, 2006 primarily relate to changes in our lease loss estimates.

Restructuring and other charges (credits) for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions)

2005, 2003, 2002, and 2001 Plans	$(7.1)	$ ----	$(9.6)	$(0.7)

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

As of September 29, 2007, our accrued estimate of the lease loss related to all restructuring activities initiated since 2001 was $19.3 million. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Since 2001, we have recorded facilities consolidation charges, net of credits, of $87.5 million under the 2001 through 2005 Restructurings related to space reductions or facility closures of 49 sites. As of September 29, 2007, 28 of these sites had been vacated and space reductions had occurred at the remaining 21 sites. We expect to pay all of the facilities-related restructuring liabilities for all of our restructuring plans prior to 2016.

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

Our workforce reduction activities related to the 2004 Restructuring and the 2005 Restructuring were completed prior to December 31, 2005. We recorded a credit during the twelve months ended December 30, 2006 to remove the remaining severance and benefits accrual related to the 2005 Restructuring. The activity recorded in each of the restructuring plans for the three and nine months ended September 29, 2007 relates to payments of remaining lease obligations, net of sublease payments received, and changes in estimates related to lease loss accruals.

On October 5, 2007, we completed a lease termination agreement for a facility included in the 2001 Restructuring whereby we paid $8.2 million and were released from all future obligations related to the facility. We recorded a credit to Restructuring and other charges of $7.1 million during the three months ended September 29, 2007, representing the lease loss accrual related to this facility in excess of the amount paid.

Write-off of Acquired In-process Technology

In connection with the acquisitions completed during the nine months ended September 29, 2007, we immediately charged to expense $2.7 million representing acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rates assumed in these calculations ranged from 19% to 21% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies are expected to become commercially viable at dates ranging from March 2008 to December 2008. As of September 29, 2007, $0.3 million was incurred to complete the in-process technology and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $4.5 million.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require further research and development after they have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions)

Interest expense	$2.8	$3.0	$9.4	$9.9

During the three and nine months ended September 29, 2007, the primary component of interest expense was the Convertible Senior Notes, which were issued in December 2006. During the three and nine months ended September 30, 2006, the primary component of interest expense was our Term Loan, the repayment of which was completed in March 2007.

Other income, net

Other income, net, for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions)

Interest income	$12.6	$9.9	$37.5	$29.6
Gains (losses) on sale of non-marketable securities	0.1	(0.5)	5.6	16.4
Gains on available-for-sale securities	2.1	1.8	4.4	4.6
Gains (losses) on securities in Cadence’s non-qualified deferred compensation trust	2.3	(0.9)	6.6	4.6
Gains (losses) on foreign exchange	(0.3)	0.2	(1.0)	0.3
Equity in loss from investments, net	(0.8)	(0.3)	(2.5)	(0.9)
Write-down of investment securities	(2.0)	(0.4)	(2.6)	(1.4)
Other income (expense)	0.2	0.2	(0.1)	----

Total other income, net	$14.2	$10.0	$47.9	$53.2

Interest income increased $2.7 million in the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, and $7.9 million in the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006. The increase was due to higher average cash balances and higher interest rates earned on Cash and cash equivalents during the 2007 periods.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $17.5 million in cash and recorded a gain of approximately $14.4 million during the nine months ended September 30, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.5 million in cash and recorded a gain of $2.1 million during the three months ended April 1, 2006. Under the purchase agreement, 10% of the consideration was held in escrow to pay the cost of resolving any claims that may be asserted against KhiMetrics on or before the first anniversary of the acquisition, at which time the escrow amount remaining after resolution of such claims was distributed to the former stockholders of KhiMetrics. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the nine months ended September 29, 2007.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In millions, except percentages)

Provision for income taxes	$23.5	$30.7	$67.3	$70.6
Effective tax rate	24.4%	42.2%	27.6%	42.9%

Our effective tax rate for the three months ended September 29, 2007 was 24.4%, as compared to 42.2% for the three months ended September 30, 2006. Our provision for income taxes for the three months ended September 29, 2007 included period-specific tax expenses of $3.2 million for net interest expense on unrecognized tax benefits and $1.2 million for non-deductible acquired in-process technology, which were partially offset by period-specific tax benefits of $0.7 million from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options issued under employee equity incentive plans, and $3.5 million from the impact of new tax laws enacted in the period on the measurement of our deferred tax assets and liabilities and recognition of previously unrecognized tax benefits.

Our effective tax rate for the nine months ended September 29, 2007 was 27.6%, as compared to 42.9% for the nine months ended September 30, 2006. Our provision for income taxes for the nine months ended September 29, 2007 included period-specific tax expenses of $9.5 million for net interest expense on unrecognized tax benefits and $1.2 million for non-deductible acquired in-process technology, which were partially offset by period-specific tax benefits of $4.2 million from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options issued under employee equity incentive plans and $4.7 million from the impact of new tax laws enacted in the period on the measurement of our deferred tax assets and liabilities and recognition of previously unrecognized tax benefits.

Our effective tax rate decreased for the three and nine months ended September 29, 2007, compared to the three and nine months ended September 30, 2006, primarily due to a greater benefit from foreign income which is taxed at a lower rate than the United States federal statutory income tax rate. In addition, our effective tax rate decreased due to the extension of the United States federal tax credit for increasing research activities which was enacted in December 2006.

We project our annual effective tax rate for the fiscal year ending December 29, 2007 to be approximately 28.0%, which includes anticipated interest expense for the year that is classified as provision for income taxes and the other period-specific items of tax expense and benefit for the nine months ended September 29, 2007 described above. However, we expect that the effective tax rate for interim reporting periods may vary from the annual effective tax rate due the recognition of period-specific items of tax expense and benefit, including interest expense related to unrecognized tax benefits, tax deductions from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options issued under employee equity incentive plans, non-deductible acquired in-process technology, changes in tax laws enacted during the period and changes associated with unrecognized tax benefits. Our effective tax rate for the year ended December 30, 2006 was 41.2%. Our projected annual effective tax rate for the year ending December 29, 2007 decreased compared to the year ended December 30, 2006 primarily due to a greater benefit from foreign income which is taxed at a lower rate than the United States federal statutory income tax rate.

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

Liquidity and Capital Resources

	As of
	September 29,	December 30,	%
	2007	2006	Change
	(In millions, except percentages)

Cash, cash equivalents and short-term investments	$951.2	$958.4	(1)%
Net Working Capital	$665.4	$763.9	(13)%

	Nine Months Ended
	September 29,	September 30,
	2007	2006	Change
	(In millions)

Cash provided by operating activities	$208.9	$216.5	$(7.6)
Cash used for investing activities	$(75.4)	$(94.9)	$(19.5)
Cash used for financing activities	$(133.9)	$(223.5)	$(89.6)

Cash and cash equivalents and Short-term investments

As of September 29, 2007, our principal sources of liquidity consisted of $951.2 million of Cash and cash equivalents and Short-term investments, as compared to $958.4 million as of December 30, 2006. The primary sources of our cash in the nine months ended September 29, 2007 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;

•	Customer payments for design and methodology services;

•	Proceeds from the sale of receivables;

•	Proceeds from the sale of property, plant and equipment;

•	Proceeds from the exercise of stock options; and

•	Common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the nine months ended September 29, 2007 were:

•	Payments relating to payroll, product, services and other operating expenses;

•	Payments to former shareholders of acquired businesses;

•	Purchases of property, plant and equipment;

•	Repayment in full of our Term Loan; and

•	Purchases of treasury stock.

Net working capital

Net working capital decreased $98.5 million as of September 29, 2007, as compared to December 30, 2006, primarily due to:

•	A change in classification from Long-term liabilities to Current liabilities of $230.4 million of our 2023 Notes, which can be redeemed by the Noteholders on August 15, 2008; and

•	A decrease of $8.4 million in Short-term investments; partially offset by

•	An increase of $39.8 million in Receivables, net;

•	An increase of $33.6 million in Prepaid expenses and other current assets;

•	A decrease of $28.0 million in Current portion of long-term debt;

•	A decrease of $18.1 million in Accounts payable and accrued liabilities, which includes a decrease of $26.2 million of current income tax liabilities upon our adoption of FIN No. 48; and

•	A decrease of $19.0 million in Current portion of deferred revenue.

Cash flows from operating activities

Cash flows from operating activities are provided by net income, adjusted for certain non-cash charges, as well as changes in the balance of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the nine months ended September 29, 2007, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $163.5 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $131.4 million for the nine months ended September 30, 2006.

Net cash provided by operating activities decreased by $7.6 million in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily due to:

•	A net cash outflow of $100.7 million in Receivables, net, Installment contracts receivable and Proceeds from the sale of receivables, net during the nine months ended September 29, 2007, as compared to a net cash inflow of $13.9 million in Receivables, net, Installment contracts receivable and Proceeds from the sale of receivables, net during the nine months ended September 30, 2006; partially offset by

•	A decrease of $71.6 million in payments of Accounts payable and accrued liabilities; and

•	An increase of $82.5 million in Net income.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;

•	Proceeds from the sale of short-term and long-term investments; and

•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles.

Net cash used for investing activities decreased by $19.4 million in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily due to:

•	An increase of $46.5 million of Proceeds from the sale of property, plant and equipment; and

•	A decrease of $6.4 million of Purchases of software licenses; partially offset by

•	An increase of $9.1 million of Purchases of property, plant and equipment;

•	An increase of $8.8 million in cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and

•	A decrease of $15.3 million of Proceeds from the sale of long-term investments.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we are constructing an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $21.0 million in cash during 2007 for construction of this new building.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash flows from financing activities

Net cash used for financing activities decreased by $89.7 million in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily due to:

•	An increase of $122.7 million in Proceeds from the sale of common stock due to an increased number of options exercised during the nine months ended September 29, 2007; and

•	A decrease of $71.0 million of payments on our Term Loan, the repayment of which was completed in March 2007; partially offset by

•	An increase of $125.8 million in Purchases of treasury stock.

We expect to continue our financing activities and may use cash reserves to repurchase stock under our stock repurchase program.

Other factors affecting liquidity and capital resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered permanently invested outside of the United States. As of September 29, 2007, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

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

As of September 29, 2007, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

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

In separate transactions, we also sold to various parties warrants for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012, in the case of the 2011 Notes, and February 2014 through April 2014, in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is considered dilutive.

As of September 29, 2007, the estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $187.0 million and the estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $88.6 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

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

As of September 29, 2007, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

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

In addition, we sold to a financial institution warrants for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the 2023 Notes in December 2006, we also purchased 12.1 million of the warrants for our common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million. The remaining outstanding warrants will be included in diluted EPS to the extent the impact is considered dilutive.

As of September 29, 2007, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $108.6 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $20.3 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of September 29, 2007. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of September 29, 2007.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Commercial Paper – fixed rate	$122.9	5.05%
Cash – variable rate	55.7	2.27%
Cash equivalents – variable rate	660.3	5.39%
Cash equivalents – fixed rate	76.5	0.47%

Total interest-bearing instruments	$915.4	4.74%

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

The following table provides information, as of September 29, 2007, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts will mature prior to or during November 2007.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$54.7	115.06
British pound sterling	32.9	0.49
Israel shekel	11.5	4.09
Hong Kong dollar	9.0	7.78
Indian rupee	6.1	40.53
Other	26.0

Total	$140.2

Estimated fair value	$0.3

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes, and $250.0 million of our 2013 Notes, collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties, and in separate transactions, sold warrants for the purchase of our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” above.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with one of the initial purchasers and in a separate transaction, sold warrants for the purchase of our common stock to one of the initial purchasers to reduce the potential dilution from the conversion of the 2023 Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the 2023 Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $15.7 million as of September 29, 2007 and $23.7 million as of December 30, 2006. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $26.7 million as of September 29, 2007 and $31.4 million as of December 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Income Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2007.

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

Based on their evaluation as of September 29, 2007, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2007, Cadence, Magma Design Automation, Inc., or Magma, Altera Corp., or Altera, and Mentor Graphics Corp., or Mentor, filed a complaint in the United States District Court for the Northern District of California against an individual, Narpat Bhandari, or Bhandari, and Vanguard Systems, Inc., or Vanguard. The complaint seeks a declaratory judgment that U.S. Patent No. 5,663,900, or the ‘900 Patent, which discloses an electronic simulation and emulation system and is allegedly owned by Bhandari and Vanguard, is not infringed and is invalid and unenforceable. The Complaint further seeks a declaratory judgment that LSI Logic Corporation, or LSI, has an ownership interest in the ‘900 Patent that precludes Vanguard and Bhandari from asserting the patent without first joining LSI. In March 2007, Cadence, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ‘900 Patent from its co-owner, LSI. In April 2007, Vanguard and Bhandari answered the amended complaint, asserting counterclaims alleging that certain products of Cadence and the other plaintiffs infringe the ‘900 Patent. In a case management conference held on May 21, 2007, the court granted the request of Cadence, Magma, Altera and Mentor to bifurcate the case and stay all issues except for the question of LSI’s ownership interest in the ‘900 Patent. Cadence, Magma, Altera and Mentor filed a Motion for Summary Judgment that LSI was a joint-owner and that the license from LSI warranted dismissal of Vanguard and Bhandari’s claim. After briefing, the motion was submitted to the Court on the papers on September 27, 2007. The motion is presently under submission, and no further proceedings are scheduled at this time.

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

While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the former employees of the acquired businesses hired by us. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the former employees of the acquired business hired by us of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to September 29, 2007, we may be obligated to pay up to an aggregate of $45.0 million in cash during the next 50 months if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 60% for the three months ended September 29, 2007 and 49% for the three months ended September 30, 2006. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process technology and impairment of goodwill;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in tax laws or the interpretation of such tax laws;

•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;

•	Increases to interest expenses classified in the financial statements as income taxes;

•	New accounting standards or interpretations of such standards;

•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.

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

We have a substantial level of debt. As of September 29, 2007, we had $730.4 million of outstanding indebtedness as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes;

•	$250.0 million related to our 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and

•	$230.4 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

The level of our indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Convertible Senior Notes or the 2023 Notes; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

In August 2007, the Financial Accounting Standards Board, or FASB, issued Proposed FASB Staff Position, or FSP, APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which if issued in its present form, would require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Condensed Consolidated Statements of Operations. If issued as currently proposed, we would be required to adopt FSP APB 14-a in our first quarter of fiscal 2008 with retrospective application to the issuance of our Convertible Senior Notes. If adopted in its present form, FSP APB 14-a will have an adverse effect on our operating results and financial condition, among other ways as measured by interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of September 29, 2007, none of the conditions allowing holders of the 2023 Notes to convert had been met.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of September 29, 2007, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

Although the conversion price of the 2023 Notes is currently $15.65 per share, the hedge and warrant transactions that we entered into in connection with the issuance of the 2023 Notes effectively increased the conversion price of the 2023 Notes until various dates in 2008 to approximately $23.08 per share, which would result in an aggregate issuance upon conversion prior to August 15, 2008 of approximately 10.2 million shares of our common stock. We entered into hedge and warrant transactions to reduce the potential dilution from the conversion of the 2023 Notes. However, we cannot guarantee that such hedge and warrant instruments will fully mitigate the dilution. In addition, the existence of the 2023 Notes may encourage short selling by market participants because the conversion of the 2023 Notes could depress the price of our common stock.

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

In February 2006, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate, which program was completed during the nine months ended September 29, 2007. In November 2006, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended September 29, 2007:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

July 1, 2007 – August 4, 2007	2,885,861	$21.45	2,850,000	$345.2
August 5, 2007 – September 1, 2007	8,437,663	$20.63	8,321,182	$173.6
September 2, 2007 – September 29, 2007	850,787	$21.93	828,818	$155.4

Total	12,174,311	$20.91	12,000,000

* Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Exhibit
Number	Exhibit Title

10.01	The Registrant’s 1987 Stock Incentive Plan, as amended and restated.
10.02	The Registrant’s 1993 Nonstatutory Stock Incentive Plan, as amended and restated.
10.03	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated.
10.04	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	October 29, 2007	By:	/s/ Michael J. Fister

Michael J. Fister President, Chief Executive Officer and Director

DATE:	October 29, 2007	By:	/s/ William Porter

William Porter Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.01	The Registrant’s 1987 Stock Incentive Plan, as amended and restated
10.02	The Registrant’s 1993 Nonstatutory Stock Incentive Plan, as amended and restated
10.03	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated
10.04	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002