Form 10-K
period 2007-12-29
CADENCE DESIGN SYSTEMS INC
filed 2008-02-26
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2007 was $6,247,841,818.

On February 2, 2008, approximately 278,205,971 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Cadence Design Systems, Inc. 2008 Annual Meeting are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
2007 FORM 10-K ANNUAL REPORT

PART I.

Item 1. Business

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report contain forward-looking statements. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Proprietary Technology,” “Competition,” “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology and provide design, methodology and education services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and electronics systems. We have approximately 5,300 employees, in approximately 60 sales offices, design centers and research and development facilities located around the world.

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

Factors Driving the Electronic Design Automation Industry

Communications, computing and consumer electronics markets drove the growth in the electronics industry for most of the past decade. However, in recent years, the consumer market has been the fastest growing end market for electronics and the most influential in setting requirements for time-to-market, low cost, miniaturization and increasing functionality. These market and technology forces pose major challenges for the global electronics design community.

During 2007, we saw increasing pressures on research and development budgets in our customer base, due to the deceleration of growth in the electronics equipment and semiconductor industries and a deteriorating macroeconomic environment. Semiconductor volumes grew during 2007, fueled by strong consumer demand in traditional and emerging markets, but at the same time average selling prices declined.

Electronic systems companies respond to demand for increased functionality and miniaturization by combining subsystems – such as radio frequency wireless communication, or RF, video signal processing, and microprocessors – onto a single silicon chip, creating a system-on-chip, or SoC, or multiple chips into a single chip package in a format referred to as system-in-package, or SiP. These trends toward subsystem integration have required chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

SoC designs put many more transistors on each chip, increasing the need for tight control over power consumption. This is done not only to increase battery life in portable devices, but also to minimize energy cost for computing and networking equipment. Higher power devices generate more heat, which further increases both system cost as well as operating expenses for cooling. Evolving semiconductor manufacturing processes with smaller features (transistors and wires) and lower supply voltages address both of these issues to some degree, but introduce new challenges of their own. Contemporary portable electronic devices contain chips in which individual features can be as small as 45 nanometers – 45/1,000,000ths of a millimeter. Because of the electrical characteristics of the materials used to construct the transistors (which are essentially microscopic switches), chips continue to consume power even when transistors in the device are switched off. To overcome these and other power-related issues, specific “low power” design techniques must be developed and are most effective if they are integrated throughout the design flow, from logic design and verification through physical implementation.

Variability in the processes and materials used to manufacture silicon chips have become so pervasive at 65 nanometers and below that traditional connections between design and manufacturing teams are insufficient to ensure chip performance and yield. Integrating detailed models of the manufacturing process into the chip design environment is desirable so engineers can craft the design to avoid or overcome these manufacturing process variations. Similarly, manufacturing teams can optimize their processes if, along with the design, they are provided with information about the most critical parts of the chip. However, sharing information between design and manufacturing processes is complicated because current data formats used to describe the chip design differ from data formats used to describe the manufacturing process and control the manufacturing equipment. Moreover, design and manufacturing often take place within two or more separate companies, since multiple companies may participate in the design of the chip, and multiple companies may participate in the manufacturing and assembly of the final device.

These trends represent significant new challenges for electronics design processes. Specifically, product performance and size requirements of the mobile consumer electronics market require microelectronic systems to be smaller, consume less power and provide multiple functions all in one SoC or SiP package. This requires designers to pay close attention to many electrical, physical and manufacturing effects that were inconsequential in previous generations of chip designs. The design challenge becomes more complex with each new generation of electronics, and providers of EDA solutions must deliver products that address these technical challenges, while improving the efficiency and productivity of the design process.

Operating Segment

Our chief operating decision maker is our President and Chief Executive Officer, or CEO. Our CEO reviews our consolidated results within only one operating segment.

Products

Our products are engineered to improve our customers’ design productivity and resulting design quality by providing a comprehensive set of EDA design tools. Product revenues include all fees earned from granting licenses to use our software, and from sales and leases of our hardware products, and exclude revenues derived from maintenance and services. We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” below for additional discussion of our license types.

Product revenue was $1,104.0 million, or 68% of our total revenue, in 2007, $982.7 million, or 66% of our total revenue, in 2006 and $851.5 million, or 64% of our total revenue, in 2005.

Product Strategy

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” for four major design activities: functional verification, digital IC design, custom IC design and system interconnect design. The four Cadence® design platforms are Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design platforms. In addition, we augment these platform product offerings with a comprehensive set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

In order to provide our customers with products that are optimized and scaled to their specific project requirements, we introduced three product tiers. The “L” tier provides competitive technology for mainstream design projects. The “XL” tier is differentiated for more complex and leading edge design projects. The “GXL” tier is highly differentiated to address the most complex and challenging design projects in the industry.

Incisive Functional Verification Platform

The Incisive functional verification platform enables our customers to employ enterprise-level verification process automation, including verification planning, management and process tracking, with coordination of all verification activities across teams of specialists and different execution platforms.

The Incisive platform is tailored for three customer segments:

•	Logic design engineers using traditional hardware description languages and testing techniques;
•	Logic design teams that are also responsible for verification and need more automation; and
•	Multi-specialist enterprise teams comprised of logic design engineers, dedicated verification engineers, software development engineers and system validation engineers.

The Incisive platform includes verification process automation technologies, methodologies, and verification intellectual property, or VIP, for many standard protocols. The Incisive platform is comprised of the following core solutions:

•	The Incisive Management solution, which automates and guides the verification process and then analyzes data, from planning to closure;
•	The Incisive Simulation Analysis solution, which offers mixed-language testbench support, dynamic assertion checking, transaction-level support, hardware description language, or HDL, analysis and a complete debug environment;
•	The Incisive Formal solution, which improves productivity starting at the designer’s desktop, providing a formal means of verifying register transfer level, or RTL, functional correctness with assertions, without the need of testbench simulation, resulting in fast RTL block bring-up;
•	The Incisive Verification IP, which improves productivity while reducing project risks associated with standard protocol compliance, providing a catalogue of the most popular standard protocols equipped with a Compliance Management System; and
•	The Palladium® and Xtreme® series of emulation and acceleration hardware solutions, which accelerate the verification process and enable first working silicon with first working software.

The Incisive Plan-to-Closure methodology and the SoC Functional Verification Kit are designed to enable the scalable deployment of best practices by our technical field experts and to mitigate our customers’ language, technology and methodology adoption risks.

Encounter Digital IC Design Platform

The Encounter digital IC design platform enables our customers to implement all aspects of their digital nanometer-scale designs. It is based on a single user interface and unified in-memory data model, and is specifically designed to facilitate the analysis and optimization of chip performance, power consumption, and silicon area and manufacturability throughout our customers’ design processes. The Encounter platform is comprised of the following core technologies:

•	Silicon virtual prototyping for enabling designers to plan the complete implementation of a chip before committing to a specific design strategy;
•	Global RTL and physical synthesis for creating and physically locating logic on the chip, while simultaneously optimizing performance, power, cost and yield;

•	Signal integrity and yield-aware routing for connecting high performance physical interconnect between the logic gates;
•	Signal integrity and nanometer delay analysis;
•	Comprehensive design-for-test capability as well as post-silicon test diagnostics; and
•	Logic equivalence checking and design constraint management capability for designers to verify that their RTL specification is equivalent to the final IC layout.

Unlike traditional “front-end/back-end” systems, the Encounter platform does not require customers to perform time-consuming translations between common tasks such as placement, power distribution, routing, and timing and crosstalk analysis. The Encounter platform supports hierarchical designs, with support for designs containing hundreds of millions of transistors on a single chip. Since 2005, the Encounter platform has been marketed in three tiers: Encounter L, XL and GXL. These tiers are scaled to provide customers with technologies tailored to specific degrees of design complexity in the digital IC space.

Virtuoso Custom Design Platform

The Virtuoso custom design platform provides designers with an integrated solution for design creation, validation and implementation of silicon-accurate analog, custom digital, mixed-signal and RF designs, while ensuring that these designs are ready for manufacturing, through our integrated DFM capabilities.

The Virtuoso platform reduces design time by providing:

•	Reference flows for analog, mixed-signal, RF and analog-digital integration focused at the wireless and analog/mixed-signal markets;
•	Automatic analog circuit sizing and optimization (including yield optimization);
•	Multi-mode simulation (digital, analog, mixed-signal and RF) using a common syntax and model, and common equations;
•	Fast custom layout technologies;
•	Process migration technology;
•	Electrical vs. physical effects analysis; and
•	Physical design integration and silicon analysis for complex custom, cell-based and mixed custom designs.

The latest Virtuoso 6.1.0 release provides a unified design environment tying together the design, layout, and verification tasks based on innovative constraint-driven design capabilities, which significantly improve our customers’ productivity. The end-to-end simulation and verification technology called “multi-mode simulation” is integrated into the unified environment enabling a complete design-to-verification methodology.

The Virtuoso 6.1.0 platform relies on the OpenAccesstm database (described below in “Third Party Programs and Initiatives”), which provides a common foundation for the designers as they move through the design cycle and is also a mechanism to interoperate with applications developed by partners and customers.

The Virtuoso L, XL and GXL offerings provide designers the ability to choose the right products to match their needs for custom design ranging from the simplest entry-level component design to the most complex DFM-aware SoC designs.

Allegro System Interconnect Design Platform

The Allegro system interconnect design platform enables design teams to design high-performance electronic products across the domains of IC, package and printed circuit board, or PCB, reducing cost and time to market. The system interconnect – between input-output buffers and across ICs, packages and PCBs – can be optimized through the platform’s co-design methodology, reducing both hardware costs and design cycles. Designers use the Allegro platform’s constraint-driven methodology and advanced capabilities for design capture, signal integrity and physical implementation. Silicon design-in kits speed time to market by allowing IC companies to shorten new device adoption time and allowing systems companies to accelerate PCB system design cycles. In 2007, we shipped our next generation PCB design products that include our new global route environment technology as part of the Allegro 16.0 release. We also expanded sales of our IC Packaging and SiP products. The Allegro family products are marketed in three product tiers: Allegro L, XL and GXL.

The system interconnect design product group includes the Allegro system interconnect design platform, the OrCAD® product line of PCB design products which are engineered for individual or small design team productivity and a family of IC packaging and SiP technologies. The OrCAD product line is marketed worldwide through a network of resellers.

Design for Manufacturing

With the advent of finer geometries in silicon manufacturing technologies (65 nanometer, 45 nanometer and below), semiconductor companies are increasingly concerned about manufacturability of their designs. The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected.

Cadence’s strategy is to integrate silicon foundry-endorsed model-based manufacturability analysis and sign-off into the proven IC design implementation flows from both the Virtuoso as well as the Encounter platforms. The benefits of this integrated manufacturability design flow include reduction of catastrophic and parametric yield issues and enablement of design implementation for maximized performance.

Some of our products that deliver DFM capabilities for nanometer SoC design include:

•	QRC, Fire & Ice® QX and Assura® RCX parasitic extraction products, which take the designer’s physical representation of an IC and extract the electrical properties of that design representation to enable further analyses, such as simulation and timing analysis;
•	Products in the VoltageStorm® family analyze on-chip power distribution for digital, analog and SoC designs. VoltageStorm detects unanticipated voltage drop, enabling the customer to correct fatal conditions, thereby preventing extensive troubleshooting and delay during initial manufacturing;
•	Our physical verification products, including Cadence Physical Verification System, or PVS, Assura, Diva® and Dracula®, which perform manufacturing design rule checks to ensure the proposed design meets the requirements of the foundry’s manufacturing process rules;
•	Mask data preparation tools, such as MaskCompose and QuickView, which help customer mask shops create mask and reticle layouts for chips being manufactured in nanometer processes;
•	Cadence CMP Predictor, which helps designers to understand the impact of chemical-mechanical polishing, or CMP, one of the major steps in the semiconductor manufacturing process, which potentially impacts the chip performance at advanced silicon geometries;
•	Litho Physical Analyzer and Litho Electrical Analyzer, both lithography analysis tools for physical and electrical effects, which offer silicon foundry endorsed model-based layout printability and electrical variation analysis tools;
•	Advanced pattern synthesis tools for next generation optical and process proximity correction of layouts targeted for finer geometries, especially extremely dense layouts such as full chip memory designs; and
•	Other products for random yield analysis as well as chip failure diagnostics.

Kits

Today’s growing silicon complexity creates an array of design challenges for semiconductor and systems design teams. Among these challenges is the application of EDA technologies to overcome design hurdles in certain key markets driving the semiconductor industry, such as the wireless and networking segments. Cadence kits are designed to allow companies in these sectors to achieve shorter, more predictable design cycles and greater design productivity by greatly simplifying the application and integration of EDA technologies to address major design challenges in the analog mixed-signal, RF, SiP, low power and SoC functional verification markets.

A Cadence kit assembles technologies from our broad portfolio into ready-to-use design flows, enhanced by application specific design methodologies, expert knowledge, and best practices, and applied to a segment representative IC design. The kits accelerate the adoption of latest design methodologies and offer customers improved productivity. In 2007, we introduced the Low Power Kit and the SoC Functional Verification Kit.

Verification and Application-Specific Programming Services

We offer verification and application-specific programming, or ASP, services, which provide customers with consulting services, project services and/or complete turnkey services for verification acceleration and system emulation. QuickCycles allows customers access to our Palladium simulation acceleration and emulation products either on the customer internet site or remotely over a high-speed, secure network connection.

Third Party Programs and Initiatives

We recognize that certain of our customers may also use internally-developed design tools or design tools provided by other EDA companies, as well as IP available from multiple suppliers. We support the integration of third party design products through participation in the OpenAccess Initiative, the Connections® and OpenChoice IP programs. OpenAccess is a full-featured EDA database that supports access and manipulation of its internal EDA data via a fully documented and freely available programming interface. This provides an open application program interface through which applications developed by our customers, by their other EDA vendors, or by university research groups can all operate within a single database and with our products. We have licensed the OpenAccess database to the OpenAccess Coalition, which is operated by the Silicon Integration Initiative, or Si2, an organization of EDA, electronic system and semiconductor industry leaders focused on improving productivity and reducing cost in creating and producing integrated silicon systems.

The Connections Program provides member companies with access to our products to ensure that our products work well with third party tools. The OpenChoice IP program was instituted to enable interoperability and facilitate open collaboration with leading providers of library, processor, memory core and verification IP to build, validate and deliver accurate models optimized for Cadence design and verification solutions. The program aims to ensure IP quality and provide our customers with access to a broad IP portfolio that works with our products. A key component of the OpenChoice program is to assist and support library providers in the integration of our design and verification products and model formats into customer-owned tooling, or COT, library solutions.

In 2007, the Power Forward Initiative membership grew to 24 electronics industry leaders who recognized the urgent need for an automated, power-aware design infrastructure to facilitate the production of ICs that consume significantly less power. This group participated in the refinement and standardization of the Common Power Format, or CPF. CPF is a specification language that holistically captures low-power design intent so that it can be communicated consistently throughout the IC design process. We have contributed the CPF specification to Si2, which manages the standardization, maintenance and distribution of CPF for the benefit of the electronics industry.

In addition, we work with vendors of Application-Specific Integrated Circuits, or ASICs, to ensure predictable and smooth handoff of design data from mutual customers to ASIC implementation. These programs foster relationships throughout the silicon design chain with leading IP partners, silicon manufacturers and library provider partners to support both ASIC and COT solutions for our customers. They are integral to providing complete design chain solutions to IC and electronic systems designers who depend on coordinated offerings from multiple suppliers.

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

Maintenance revenue was $385.2 million, or 24% of our total revenue, in 2007, $366.3 million, or 25% of our total revenue, in 2006 and $351.5 million, or 26% of our total revenue, in 2005. We expect that maintenance revenue in 2008 will be generated predominantly from backlog.

Services

We offer a number of fee-based services, including engineering and education services related to IC design and methodology. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products.

Services revenue was $125.8 million, or 8% of our total revenue, in 2007, $134.9 million, or 9% of our total revenue, in 2006 and $126.2 million, or 9% of our total revenue, in 2005.

Engineering Services

We offer engineering services and reusable design technologies to aid customers with the design of complex ICs and the implementation of design capabilities. We focus our offerings primarily on SoC devices, including both ASICs and Application-Specific Standard Parts, and on analog and mixed-signal ICs. The customers for these services primarily consist of semiconductor and systems companies developing products for the communications, computing and consumer markets. We offer engineering capabilities to assist customers from product concept through volume manufacturing.

We also make our design IP portfolio available to customers as part of our technology and services solutions. These reusable design and methodology components enable us to more efficiently deliver our services, and allow our customers to reduce the design complexity and time to market for the development of complex SoCs.

In our design and methodology service practices, we leverage our cumulative experience and knowledge of design techniques and leading practices with many customers and different design environments to improve our own service teams’ and our customers’ productivity. We work with customers using outsourcing, consultative and collaborative models depending on their projects and needs. Our Virtual Computer-Aided Design, or VCAD, model enables our engineering teams at one or more of our locations to virtually work “side-by-side” with our customers’ teams located elsewhere during the course of their design and engineering projects through a secure private network infrastructure.

Through collaboration with our customers, we are able to design advanced ICs and gain direct and early visibility to industry design issues that may not be addressed adequately by today’s EDA technologies. This enables us to accelerate the development of new software technology and products to meet the market’s current and future design requirements.

Education Services

Our education services offerings include internet, classroom and custom courses, the content of which ranges from how to use the most recent features of our EDA products to instruction in the latest IC design techniques. The primary focus of education services is to accelerate our customers’ path to productivity in the use of Cadence products and increase awareness of the total solution required for engineering success.

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

Our revenue recognition depends on a number of contract-specific terms and conditions, including the license type, payment terms, creditworthiness of the customer and other factors as more fully described in this Annual Report under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenue associated with subscription licenses is recognized over multiple periods during the license term, whereas product revenue associated with term and perpetual licenses is generally recognized upon the later of the effective date of the license or delivery of the product, assuming all other criteria for revenue recognition have been met. The amount of product revenue recognized from backlog varies from quarter to quarter. For the past three years the amount of product revenue recognized from backlog generally has been approximately two-thirds of total product revenue.

Our revenue and results of operations may miss expectations due to a shortfall in product revenue generated from current transactions or variance in the actual mix of license types executed in any given period, and due to other contract-specific terms and conditions as discussed above. We are subject to greater credit risk on subscription and term licenses, as compared to perpetual licenses, due to the installment payment terms generally associated with those license types. Otherwise, the particular risks of one license type versus another type do not vary considerably.

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

Research and Development

Our investment in research and development was $494.0 million in 2007, $460.1 million in 2006 and $390.7 million in 2005.

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

Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization, to develop, acquire or operate with new products from third parties, and to develop solutions that meet increasingly demanding productivity, quality, predictability and cost requirements. In addition to our product development team, which focuses on new and existing products, we maintain Cadence Laboratories, an advanced research group responsible for exploring new technologies, moving those technologies into product development and maintaining strong industry relationships.

Manufacturing and Distribution

Our software production consists of configuring the customer’s order, recording the product electronically or on CD-ROM, and producing unique access keys that allow customers to use licensed products. Software and documentation are primarily distributed to customers by secure electronic delivery. User manuals and other documentation are generally available by secure electronic delivery or on CD-ROM, but are occasionally supplied in hard copy format.

Cadence performs final assembly and test of its hardware verification, acceleration and emulation products in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing prior to their incorporation into the assembled product.

Proprietary Technology

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new licenses or renew existing licenses for this third party software and other intellectual property in the future. As part of performing design and methodology services for customers, our design and methodology services business uses certain software and other intellectual property licensed from third parties, including that of our competitors.

Competition

We compete in the EDA market for products and maintenance primarily with three companies: Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. We generally compete on the basis of product quality, product features, level of integration or compatibility with other tools, price, payment terms and maintenance offerings.

Our maintenance business flows directly from our product business. The competitive issues associated with our maintenance business are substantially similar to those for our product business in that every maintenance contract is the direct result of a product contract, and once we have entered into a product contract, maintenance is generally purchased by the customer to ensure access to bug fixes and service releases, as and when they are made available, and other continued support.

Certain competitive factors in the design and methodology services business as described herein differ from those of the products and maintenance businesses. While we do compete with other EDA companies in the design and methodology services business, our principal competitors are independent design and methodology service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, such as Cadence, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog and digital ICs. It is our strategy to use design and methodology services as a differentiator to further promote our products and maintenance businesses.

Backlog

Our backlog on December 29, 2007 was approximately $2.0 billion, as compared to approximately $1.9 billion on December 30, 2006. Backlog consists of revenue to be recognized in future fiscal periods after December 29, 2007 from a variety of license types which generally include, but are not limited to:

•	Subscription licenses for software products;
•	Sale or lease of hardware;
•	Maintenance contracts on hardware and software products;
•	Orders for hardware and software products sold on perpetual and term licenses on which customers have delivery dates after December 29, 2007;
•	Licenses with payments that are outside our customary terms; and
•	The undelivered portion of design and methodology services contracts.

The substantial majority of our backlog is generated by our product and maintenance businesses because customer licenses generally include both product and maintenance components. Historically, we have not experienced significant cancellations of our contracts with customers. However, we occasionally reschedule the required completion dates of design and methodology services contracts which, at times, defers revenue recognition under those contracts beyond the original expected completion date. Changes in customer license types or payment terms also can impact the timing of revenue recognition.

Revenue Seasonality

Historically, orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one year and the first quarter of the next year. We expect the first quarter will remain our lowest quarter for orders and revenues.

International Operations

We have approximately 60 sales offices, design centers and research and development facilities located around the world. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information regarding our international operations, see the discussion under the heading “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” in Item 1A, “Risk Factors” and Note 22 to our Consolidated Financial Statements.

Employees

As of December 29, 2007, we employed approximately 5,300 individuals, with approximately 2,000 in sales, services, marketing, support and manufacturing activities, approximately 2,600 in product research and development and approximately 700 in management, administration and finance. None of our employees is represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

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

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract.

We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these fixed expenses in response to these short-term business changes.

The majority of our contracts are executed in the final two weeks of a fiscal quarter. This makes it difficult to determine with accuracy how much business will be executed in each fiscal quarter. Due to the volume or complexity of transactions that we review at the very end of the quarter, or due to operational matters regarding particular agreements, we may not finish processing or ship products under some contracts that have been signed during that fiscal quarter, which means that the associated revenue cannot be recognized in that particular period.

You should not view our historical results of operations as reliable indicators of our future performance. If revenue, operating results or our business outlook for future periods fall short of the levels expected by public market analysts or investors, the trading price of our common stock could decline.

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

In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified bookings, revenue, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to December 29, 2007, we may be obligated to pay up to an aggregate of $45.0 million in cash during the next 53 months if certain performance goals related to one or more of the criteria mentioned above are achieved in full.

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

We compete in the EDA products market with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase design and methodology services from independent vendors such as us because they wish to promote their own internal design departments.

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

We have reduced the workforce in certain revenue-generating portions of our business. These reductions in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. We may need to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

The long sales cycle of our products and services makes the timing of our revenue difficult to predict and may cause our operating results to fluctuate unexpectedly.

Generally, we have a long sales cycle that can extend up to six months or longer. The length of the sales cycle may cause our revenue or operating results to vary from quarter to quarter. The complexity and expense associated with our business generally require a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

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

The majority of our contracts are executed in the final two weeks of a fiscal quarter. This makes it difficult to determine with accuracy how much business will be executed in each fiscal quarter. Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of bookings shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter. These factors may cause our operating results to fluctuate unexpectedly, which can cause significant fluctuations in the trading price of our common stock.

We may not be able to sell certain installment contracts to generate cash, which may impact our operating cash flows for any particular fiscal period.

We sell certain installment contracts to certain financing institutions on a non-recourse or limited-recourse basis to generate cash. Our ability to complete these sales of installment contracts is affected by a number of factors, including the:

•	Economic conditions in the securities markets;
•	Credit policies of the financing institutions; and
•	Credit quality of customers whose installment contracts are expected to be sold.

If we are unable to sell certain installment contracts, our operating cash flows would be adversely affected. There can be no assurance that funding will be available to us or, if available, that it will be on terms acceptable to us. If sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in credit quality in the underlying pool of receivables or otherwise, it would have a material adverse effect on our operating cash flows.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% in 2007, 48% in 2006 and 54% in 2005. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Recent economic and political uncertainty and the volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

Fluctuations in the rate of exchange between the United States dollar and the currencies of other countries in which we conduct business could seriously harm our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the United States dollar, it takes more of the foreign currency to purchase the same amount of United States dollars than before the change. If we price our products and services in the foreign currency, we receive fewer United States dollars than we did before the change. If we price our products and services in United States dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the United States dollar, it takes more United States dollars to purchase the same amount of the foreign currency. As we use the foreign currency to pay for payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses.

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

We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as computer hacking or the introduction of a virus into our computer systems, could significantly interfere with our business operations.

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets;
•	Changes in tax laws or the interpretation of such tax laws;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;
•	Increases to interest expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received examination reports from the Internal Revenue Service proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between 4% and 10% since 2001. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

We adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on December 31, 2006, which was the first day of our 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN No. 48, only income tax positions that meet the “more likely than not” recognition threshold may be recognized in the financial statements. An income tax position that meets the “more likely than not” recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

Significant judgment is required in applying the principles of FIN No. 48 and Statement of Financial Accounting Standard, or SFAS, No. 109. The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and changes to these rules and results of tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

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

Our business is subject to the risk of earthquakes.

Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, which is a region known to experience seismic activity. If significant seismic activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

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

We have a substantial level of debt. As of December 29, 2007, we had $730.4 million of outstanding indebtedness as follows:

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

In August 2007, the FASB issued Proposed FASB Staff Position, or FSP, APB14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which, if issued in its present form, would require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Consolidated Income Statements. If adopted in its present form, FSP APB 14-a will have an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of December 29, 2007, none of the conditions allowing holders of the 2023 Notes to convert had been met.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of December 29, 2007, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own land and buildings at our headquarters campus, which is located in San Jose, California. We also own buildings in India. As of December 29, 2007, the total square footage of our owned buildings was approximately 750,000, with an additional 208,000 square feet under construction at our headquarters campus.

In January 2007, we completed the sale of certain of our land and buildings in San Jose, California. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each. We will use the approximately 262,500 square feet of leased space until the facility construction described above is completed.

We lease additional facilities in the United States and various other countries. We sublease certain of these facilities where space is not fully utilized or has been involved in restructuring activities.

We believe that these facilities and the facility under construction at our headquarters campus are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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

On February 8, 2007, we, Magma Design Automation, Inc., or Magma, Altera Corp., or Altera, and Mentor Graphics Corp., or Mentor, filed a complaint in the United States District Court for the Northern District of California against an individual, Narpat Bhandari, or Bhandari, and Vanguard Systems, Inc., or Vanguard. The complaint sought a declaratory judgment that U.S. Patent No. 5,663,900, or the ’900 Patent, which discloses an electronic simulation and emulation system and is allegedly owned by Bhandari and Vanguard, is not infringed and is invalid and unenforceable. The Complaint further sought a declaratory judgment that LSI Logic Corporation, or LSI, has an ownership interest in the ’900 Patent that precludes Bhandari and Vanguard from asserting the patent without first joining LSI. In March 2007, Cadence, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ’900 Patent from its co-owner, LSI. In April 2007, Bhandari and Vanguard answered the amended complaint, asserting counterclaims alleging that certain products of ours and the other plaintiffs infringed the ’900 Patent. In a case management conference held on May 21, 2007, the court granted the request of us, Magma, Altera and Mentor to bifurcate the case and stay all issues except for the question of LSI’s ownership interest in the ’900 Patent. We, Magma, Altera and Mentor filed a Motion for Summary Judgment that LSI was a joint-owner and that the license from LSI warranted dismissal of Bhandari and Vanguard’s claim, which the court granted in favor of us, Magma, Altera and Mentor. On December 4, 2007, the court issued an order entering judgment in favor of us, Magma, Altera and Mentor and against Bhandari and Vanguard, thus bringing this matter to a close.

On May 30, 2007, Ahmed Higazi, a former Cadence employee, filed suit against us in the United States District Court for the Northern District of California alleging that we improperly classified him and a class of other Cadence information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) contributions in violation of the Employee Retirement Income Security Act, or ERISA. On June 20, 2007, we answered plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, we filed an amended answer. A period of discovery conducted by both sides then ensued, followed, in January 2008, by a private mediation of the case. At the mediation, the parties were successful in resolving their respective differences, and have entered into a settlement agreement without contesting the merits of the claims or admitting liability. The parties are in the process of preparing the various papers for court approval of the settlement. Final approval is not expected to occur until the third quarter of 2008.

While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of Cadence are as follows:

Name	Age	Positions and Offices

Michael J. Fister	53	President, Chief Executive Officer and Director
Kevin Bushby	52	Executive Vice President, Worldwide Field Operations
James S. Miller, Jr.	45	Executive Vice President, Products and Technologies Organization
William Porter	53	Executive Vice President and Chief Financial Officer
R.L. Smith McKeithen	64	Senior Vice President, General Counsel and Secretary

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 2, 2008, we had approximately 1,054 registered stockholders and approximately 61,307 beneficial owners of our common stock.

The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended December 29, 2007:

	High	Low

2007
First Quarter	$21.23	$17.65
Second Quarter	24.90	20.94
Third Quarter	22.99	19.53
Fourth Quarter	22.45	15.96
2006
First Quarter	$18.56	$16.33
Second Quarter	19.65	16.33
Third Quarter	17.52	14.93
Fourth Quarter	18.99	16.70

The graph below matches Cadence Design Systems, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the S&P Information Technology index, and the NASDAQ Composite index. The graph assumes that the value of the investment in our common stock, and in each index (including reinvestment of dividends) was $100 on December 28, 2002 and tracks it through December 29, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc., The S&P 500 Index,
The NASDAQ Composite Index And The S&P Information Technology Index

* $100 invested on 12/28/02 in stock or on 12/31/02 in index-including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07

Cadence Design Systems, Inc.	100.00	149.92	113.38	138.92	147.04	139.82
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
S & P Information Technology	100.00	147.23	150.99	152.49	165.32	192.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2006, our Board of Directors authorized a program to repurchase shares of our common stock with a value of up to $500.0 million in the aggregate. In February 2008, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended December 29, 2007:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased Under
	Total Number	Average	as Part of	Publicly Announced
	of Shares	Price Paid	Publicly Announced	Plans or Programs *
Period	Purchased *	Per Share	Plans or Programs	(In millions)

September 30, 2007 – November 3, 2007	615,621	$19.41	500,000	$145.8
November 4, 2007 – December 1, 2007	1,047,957	$17.40	1,000,000	$128.3
December 2, 2007 – December 29, 2007	249,949	$17.16	----	$128.3

Total	1,913,527	$18.01	1,500,000

*	Shares surrendered to pay withholding taxes due upon vesting of restricted stock are included in total number of shares purchased, but do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6.	Selected Financial Data – Unaudited

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The notes below the table are provided for comparability purposes due to adoptions of recently issued accounting pronouncements on a prospective basis from the date of adoption.

	Five fiscal years ended December 29, 2007
	2007	2006	2005	2004	2003
	(In millions, except per share amounts)

Revenue	$1,615.0	$1,483.9	$1,329.2	$1,197.5	$1,119.5
Income (loss) from operations *	317.9	224.6	118.8	104.1	(21.5)
Other income (expense), net	58.5	70.4	15.1	(11.5)	(4.0)
Net income (loss) *◆	296.3	142.6	49.3	74.5	(17.6)
Net income (loss) per share – assuming dilution *◆	1.01	0.46	0.16	0.25	(0.07)
Total assets ◆	3,871.2	3,442.8	3,401.3	2,989.8	2,817.9
Convertible notes	730.4	730.4	420.0	420.0	420.0
Other long-term debt	----	----	128.0	----	0.1
Stockholders’ equity ◆	2,080.1	1,699.3	1,844.7	1,700.0	1,572.3

*	We adopted SFAS No. 123R, “Share-Based Payment” on January 1, 2006 using the modified prospective transition method. Using the modified prospective transition method, we began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006.

◆	We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of our 2007 fiscal year. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN No. 48 have been reported as an adjustment to our opening balance of retained earnings or other appropriate components of equity or net assets in our Consolidated Balance Sheet as of the beginning of fiscal year 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Competition,” “Proprietary Technology,” “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology, provide maintenance for our software and hardware and provide design, methodology and education services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and electronics systems.

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” addressing four major design activities: functional verification, digital IC design, custom IC design and system interconnect design. The four Cadence design platforms are Incisive functional verification, Encounter digital IC design, Virtuoso custom design and Allegro system interconnect design platforms. In addition, we augment these platform product offerings with a comprehensive set of DFM products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

Digital implementation was the fastest growing product group in 2007 in terms of revenue, driven by the focus on complex chips, advanced nodes and low power. Design challenges at the 65 nanometer and 45 nanometer process nodes drove upgrades in the digital, custom and DFM product groups. Also during 2007, the Allegro system interconnect design platform had a complete technology update and the custom simulation business had a significant product update.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully below under the heading “Results of Operations” below.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes and valuation of stock-based awards have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Revenue recognition

We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all software licensing transactions and to all product revenue transactions where the software is not incidental. We also apply the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.

We license software using three different license types:

•	Subscription licenses;
•	Term licenses; and
•	Perpetual licenses.

For many of our term and subscription license arrangements, we use our proprietary internet-based delivery mechanism, “eDA-on-tap,” to facilitate the delivery of our software products. To maximize the efficiency of this delivery mechanism, we created what we refer to as “eDA Cards,” of which there are two types. Subscription license customers may purchase what we refer to as an “eDA Platinum Card,” which provides the customer access to and use of all software products delivered at the outset of the arrangement and the ability to use additional unspecified software products that may become commercially available during the term of the arrangement. Term license customers may purchase what we refer to as an “eDA Gold Card,” which provides the customer access to and use of all software products delivered at the outset of the arrangement. Overall, the eDA Cards provide greater flexibility for our customers in how and when they deploy and use our software products.

Subscription licenses – Our subscription license arrangements offer our customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to four years, with no rights to return;
•	Use unspecified additional software products that become commercially available during the term of the arrangement; and
•	Remix among the software products delivered at the outset of the arrangement, as well as the right to remix into other unspecified additional software products that may become available during the term of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement. The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them.

Customers that purchase an eDA Platinum Card have the ability during the term of the arrangement to use software products delivered at the outset of the arrangement, and to use other unspecified additional software products that may become commercially available during the term of the arrangement, until the fees have been depleted.

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

In the event that a subscription license arrangement is terminated by mutual agreement and a new term license arrangement is entered into either concurrently with or subsequent to the termination of the subscription license arrangement, the revenue associated with the new term license arrangement is recognized upon the later of the effective date of the arrangement or delivery of the software product, assuming all other criteria in SOP 97-2 have been met.

Term licenses – Our term license arrangements offer our customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to four years, with no rights to return; and
•	Remix among the software products delivered at the outset of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement. The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them.

Customers that purchase an eDA Gold Card have the ability during the term of the arrangement to use software products delivered at the outset of the arrangement until the fees relating to the arrangement have been depleted.

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

For customers who purchase eDA Gold or eDA Platinum Cards, delivery occurs when the customer has been provided with access codes that allow the customer to download the software pursuant to the terms of the software license agreement.

Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services. For our installment contracts that do not include a substantial up front payment, we only consider that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. We have a history of collecting receivables under installment contracts of up to five years.

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

Vendor-specific objective evidence of fair value – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of a term or perpetual license arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Our experience has been that we are able to determine VSOE for maintenance and time-based services, but not for product.

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 2% of total revenue for each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005. Upon the sale of an installment contract, we recognize the remaining finance fee revenue associated with the installment contract.

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

Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes include the geographic mix and amount of income, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will take on tax returns prior to actually preparing and filing the tax returns. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from various sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results or other events that cause us to change our expectations of the amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our consolidated financial position or results of operations.

Under FIN No. 48, we may only recognize an income tax position in our financial statements that we judge is “more likely than not” to be sustained solely on its technical merits in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret the application of complex and sometimes ambiguous tax laws, regulations, and practices. If an income tax position meets the “more likely than not” recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination had otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each reporting date. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements that are based on the requirements of FIN No. 48. We must re-evaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Valuation of stock-based awards

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

•	Expected volatility of our stock;
•	Expected term of stock options;
•	Risk-free interest rate for the period;
•	Expected dividends, if any; and
•	Expected forfeitures.

The computation of the expected volatility assumption used in the Black-Scholes pricing model for option grants is based on implied volatility calculated using the volatility of publicly traded options for our common stock. We use this approach to determine volatility because:

•	Options for our common stock are actively traded;
•	The market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee stock options;
•	The traded options have exercise prices that are both near-the-money and close to the exercise price of the employee stock options; and
•	The remaining maturities of the traded options on which the estimate is based are at least one year.

When establishing the expected life assumption, we review annual historical employee exercise behavior with respect to option grants having similar vesting periods. In addition, judgment is required in estimating the amount of stock-based awards that we expect to be forfeited. We calculate a separate expected forfeiture rate for both stock options and restricted stock issuances based on historical trends. The valuation of all options and the expected forfeiture rates for options and restricted stock are calculated based on one employee pool as there is no significant difference in exercise behavior between classes of employees. Of the $101.4 million of stock-based compensation expense recorded during 2007, we used the current year valuation assumptions described above for $17.8 million of our 2007 stock-based compensation expense for options granted during 2007, and we used prior year valuation assumptions for $31.2 million of our 2007 stock-based compensation expense for options granted prior to 2007. In addition, we expensed $42.8 million in 2007 related to restricted stock and $9.6 million related to the performance-based bonus plan described below.

Judgment is also required to estimate the attainment of certain predetermined performance goals for a performance-based bonus plan under which payments may be made in our common stock. Each period, we estimate the most likely outcome of such performance goals and recognize any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

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

Although we believe that pricing volatility has not generally been a material component of the change in our revenue from period to period, we believe that the amount of revenue recognized in future periods will depend on, among other things, the competitiveness of our new technology, the length of our sales cycle, and the size, duration, terms, type and timing of our:

•	Contract renewals with existing customers;
•	Additional sales to existing customers; and
•	Sales to new customers.

A substantial portion of our total revenue is recognized over multiple periods. However, a significant portion of our product revenue is recognized upon delivery of licensed software, which generally occurs upon the later of the effective date of the arrangement or delivery of the software product.

The value and duration of contracts, and consequently product revenue recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers (e.g., customers transitioning from subscription license arrangements to term license arrangements).

Revenue and Revenue Mix

We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into “platforms,” which are included in the various product groups described below.

Our product groups are:

Functional Verification: Products in this group, which include the Incisive functional verification platform, are used to verify that the high level, logical representation of an IC design is functionally correct.

Digital IC Design: Products in this group, which include the Encounter digital IC design platform, are used to accurately convert the high-level, logical representation of a digital IC into a detailed physical blueprint and then detailed design information showing how the IC will be physically implemented. This data is used for creation of the photomasks used in chip manufacture.

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

System Interconnect Design: This product group consists of our PCB and IC package design products, including the Allegro and OrCAD products. The Allegro system interconnect design platform enables consistent co-design of interconnects across ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Design for Manufacturing: Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the integrated circuit has been constructed correctly and can be manufactured successfully.

Revenue by Year

The following table shows our revenue for the fiscal years 2007, 2006 and 2005 and the percentage change in revenue between years:

				% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Product	$1,104.0	$982.7	$851.5	12%	15%
Services	125.8	134.9	126.2	(7)%	7%
Maintenance	385.2	366.3	351.5	5%	4%

Total revenue	$1,615.0	$1,483.9	$1,329.2	9%	12%

2007 compared to 2006

Product revenue was higher in 2007, as compared to 2006, primarily because of increased revenue from licenses for Digital IC Design, Functional Verification and Custom IC Design products, partially offset by a small decrease in revenue from licenses for DFM products. Digital IC Design was the fastest growing platform in 2007.

2006 compared to 2005

Product revenue was higher in 2006, as compared to 2005, primarily because of increased revenue from licenses for Functional Verification and Custom IC Design products, partially offset by a small decrease in revenue from licenses for DFM products. Functional verification was the fastest growing platform in 2006.

Revenue by Product Group

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other in fiscal 2007, 2006 and 2005:

	2007	2006	2005

Functional Verification	24%	24%	21%
Digital IC Design	27%	24%	28%
Custom IC Design	27%	27%	25%
System Interconnect Design	8%	9%	8%
Design for Manufacturing	6%	7%	9%
Services and other	8%	9%	9%

Total	100%	100%	100%

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

Revenue by Geography

				% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

United States	$741.9	$765.1	$613.2	(3)%	25%
Other Americas	34.8	31.3	20.3	11%	54%
Europe, Middle East and Africa	296.9	284.4	245.0	4%	16%
Japan	342.6	247.9	333.2	38%	(26)%
Asia	198.8	155.2	117.5	28%	32%

Total revenue	$1,615.0	$1,483.9	$1,329.2	9%	12%

Revenue by Geography as a Percentage of Total Revenue

	2007	2006	2005

United States	46%	52%	46%
Other Americas	2%	2%	2%
Europe, Middle East and Africa	19%	19%	18%
Japan	21%	17%	25%
Asia	12%	10%	9%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No single customer accounted for 10% or more of total revenue in 2007, 2006 or 2005.

Changes in foreign currency exchange rates caused our revenue to increase by $2.9 million in 2007 compared to 2006, primarily due to a decrease in the valuation of the United States dollar when compared to the European Union euro and the British pound, partially offset by an increase in the valuation of the United States dollar when compared to the Japanese yen. Changes in foreign currency exchange rates caused our revenue to decrease $12.0 million in 2006 as compared to 2005 primarily due to an increase in the valuation of the United States dollar when compared to the Japanese yen. Additional information about revenue and other financial information by geography can be found in Note 22 to our Consolidated Financial Statements.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses in fiscal 2007, 2006 and 2005 as follows:

	2007	2006	2005
	(In millions)

Cost of product	$0.2	$0.2	$	----
Cost of services	3.9	4.0		0.6
Cost of maintenance	2.5	2.5		0.4
Marketing and sales	22.2	23.9		9.1
Research and development	46.3	50.9		19.3
General and administrative	26.3	22.5		10.5

Total	$101.4	$104.0		$39.9

Cost of Revenue

				% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Product	$60.1	$66.8	$79.7	(10)%	(16)%
Services	93.4	96.5	91.9	(3)%	5%
Maintenance	61.1	63.8	59.8	(4)%	7%

Cost of Revenue as a Percentage of Related Revenue

	2007	2006	2005

Product	5%	7%	9%
Services	74%	72%	73%
Maintenance	16%	17%	17%

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

A summary of Cost of product in fiscal 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In millions)

Product related costs	$37.8	$33.6	$32.7
Amortization of acquired intangibles	22.3	33.2	47.0

Total Cost of product	$60.1	$66.8	$79.7

2007 compared to 2006

Cost of product decreased $6.7 million in 2007 as compared to 2006, primarily due to:

•	A decrease of $10.9 million in amortization of acquired intangible assets because certain acquired intangible assets became fully amortized during the period; partially offset by
•	An increase of $5.0 million in hardware costs attributable to increased hardware sales.

2006 compared to 2005

Cost of product decreased $12.9 million in 2006 as compared to 2005, primarily due to:

•	A decrease of $13.8 million in amortization of acquired intangible assets because certain acquired intangible assets became fully amortized during the period; partially offset by
•	An increase of $5.3 million in hardware costs attributable to increased hardware sales.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. There were no material fluctuations in these components of Cost of services during 2007, as compared to 2006, or during 2006, as compared to 2005.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. There were no material fluctuations in these components of Cost of maintenance during 2007, as compared to 2006, or during 2006, as compared to 2005.

Operating Expenses

				% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Marketing and sales	$407.1	$405.6	$366.2	0%	11%
Research and development	494.0	460.1	390.7	7%	18%
General and administrative	169.0	143.3	129.6	18%	11%

Total operating expenses	$1,070.1	$1,009.0	$886.5	6%	14%

Operating Expenses as a Percentage of Total Revenue

	2007	2006	2005

Marketing and sales	25%	27%	28%
Research and development	31%	31%	29%
General and administrative	10%	10%	10%

Operating Expense Summary

2007 compared to 2006

Operating expenses increased $61.1 million in 2007, as compared to 2006, primarily due to:

•	An increase of $55.1 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in salary costs; and
•	An increase of $18.4 million in litigation (see discussion under the heading “Item 3 – Legal Proceedings” above), legal and other professional services costs; partially offset by
•	A decrease of $10.9 million due to the portion of the gain on the sale of land and buildings that relates to our operating expenses.

Fluctuations in foreign currency exchange rates, primarily due to the decrease in the valuation of the United States dollar when compared to the European Union euro, the British pound and the Indian rupee, partially offset by the increase in the valuation of the United States dollar when compared to the Japanese yen, increased operating expenses by $12.6 million in 2007, as compared to 2006.

2006 compared to 2005

Overall operating expenses increased $122.5 million in 2006, as compared to 2005, primarily due to:

•	An increase of $58.4 million in stock-based compensation expense due to our adoption of SFAS No. 123R; and
•	An increase of $49.2 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in bonus and commission costs, in part due to our acquisition of Verisity Ltd., or Verisity, in the second quarter of 2005.

Marketing and Sales

2007 compared to 2006

Marketing and sales expense increased $1.5 million in 2007, as compared to 2006, primarily due to:

•	An increase of $8.8 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees and increases in salary costs; partially offset by
•	A decrease of $1.8 million in stock-based compensation;
•	A decrease of $2.3 million in professional services costs; and

•	A decrease of $3.8 million due to the portion of the gain on the sale of land and buildings that relates to Marketing and sales expense.

2006 compared to 2005

Marketing and sales expense increased $39.4 million in 2006, as compared to 2005, primarily due to:

•	An increase of $14.8 million in stock-based compensation expense due to our adoption of SFAS No. 123R;
•	An increase of $18.2 million in employee salary, commissions, benefits and other employee-related costs due to increased hiring of sales and technical personnel, and higher commissions earned resulting from an increase in 2006 sales performance; and
•	An increase of $7.8 million in marketing programs and customer-focused conferences due to our new marketing initiatives and increased travel to visit our customers.

Research and Development

2007 compared to 2006

Research and development expense increased $33.9 million in 2007, as compared to 2006, primarily due to:

•	An increase of $38.1 million in salary, benefits and other employee-related costs, primarily due to an increased number of employees to support product development, our acquisitions of Clear Shape Technologies, Inc. and Invarium, Inc., and increases in salary costs;
•	An increase of $4.1 million in third-party development costs; and
•	An increase of $2.9 million in computer equipment lease costs and maintenance costs associated with third-party software; partially offset by
•	A decrease of $4.6 million in stock-based compensation; and
•	A decrease of $6.5 million due to the portion of the gain on the sale of land and buildings that relates to Research and development expense.

2006 compared to 2005

Research and development expense increased $69.4 million in 2006, as compared to 2005, primarily due to:

•	An increase of $31.6 million in stock-based compensation expense due to our adoption of SFAS No. 123R;
•	An increase of $28.3 million in employee salary, benefits and other employee-related costs due to increased staffing to support product development and higher employee salaries;
•	An increase of $3.9 million in third-party development costs; and
•	An increase of $3.3 million in computer equipment lease costs and maintenance costs associated with third-party software.

General and Administrative

2007 compared to 2006

General and administrative expense increased $25.7 million in 2007, as compared to 2006, primarily due to:

•	An increase of $18.4 million in litigation (see discussion under the heading “Item 3 – Legal Proceedings” above), legal and other professional services costs;
•	An increase of $8.2 million in employee salary, benefits and other employee-related costs;
•	An increase of $3.9 million in stock-based compensation expense; and
•	An increase of $3.8 million in bad debt expense, reflecting a lower amount of bad debt recoveries; partially offset by
•	A decrease of $6.5 million in losses on the sale of installment contract receivables.

2006 compared to 2005

General and administrative expense increased $13.7 million in 2006, as compared to 2005, primarily due to:

•	An increase of $12.0 million in stock-based compensation expense due to our adoption of SFAS No. 123R; and

•	An increase of $9.6 million in losses on the sale of installment contract receivables due to higher discount rates; partially offset by
•	A decrease of $7.1 million in costs related to the retirement of our Executive Chairman and former President and Chief Executive Officer in 2005; and
•	A decrease of $3.6 million in bad debt expense.

Amortization of Acquired Intangibles

	2007	2006	2005
	(In millions)

Amortization of acquired intangibles	$19.4	$23.1	$47.8

2007 compared to 2006

Amortization of acquired intangibles decreased $3.7 million in 2007, as compared to 2006, primarily due to a decrease of $8.7 million resulting from the full amortization of certain acquired intangibles, which was partially offset by $5.0 million resulting from intangibles acquired during 2006 and 2007.

2006 compared to 2005

Amortization of acquired intangibles decreased $24.7 million in 2006, as compared to 2005, primarily due to a decrease of $27.5 million resulting from the full amortization of certain acquired intangibles, which was partially offset by $2.8 million resulting from intangibles acquired during 2005 and 2006.

Restructuring and Other Charges

We initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. A summary of Restructuring and other charges in fiscal years 2007, 2006 and 2005 is as follows:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
	(In millions)

2007	$ ----	$ ----	$(9.7)	$(9.7)
2006	(0.1)	----	(0.7)	(0.8)
2005	20.4	2.4	12.5	35.3

On October 5, 2007, we completed a lease termination agreement for a facility included in the 2001 restructuring plan, whereby we paid $8.2 million and were released from all future obligations related to the facility. We recorded a credit to Restructuring and other charges of $7.1 million during the year ended December 29, 2007, representing the lease loss accrual related to this facility in excess of the amount paid.

During 2005, we recorded Restructuring and other charges of $35.3 million, which included $20.4 million of workforce reduction costs associated primarily with our 2005 restructuring plan, and excess facility costs of $12.5 million, which consisted primarily of changes in lease loss estimates for facilities included in our 2001, 2002 and 2003 restructuring plans.

Each reporting period, we evaluate the adequacy of the lease loss accrual. We adjust the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. We also consider executed sublease agreements and adjust the lease loss accrual if sublease income under the agreement differs from initial estimates. The credits recorded during 2007 and 2006 primarily relate to changes in lease loss estimates.

As of December 29, 2007, our total amount accrued for restructuring and other charges of $10.2 million consisted solely of estimated lease losses related to the restructuring activities initiated since 2001. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss.

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

The following table summarizes our write-offs of acquired in-process research and development charges in fiscal 2007, 2006 and 2005:

	2007		2006		2005
	(In millions)

Verisity Ltd.	$	----	$	----	$9.4
2006 acquisition		----		0.9	----
2007 acquisitions		2.7		----	----

Total in-process research and development		$2.7		$0.9	$9.4

The following table summarizes, as of December 29, 2007, the status of in-process research and development acquired in fiscal 2007, 2006 and 2005:

				Estimated
			Expenditures	Remaining
			Incurred to	Expenditures
			Complete In-	to Complete
		Expected	Process	In-Process
	Discount	Commercial	Research and	Research and
	Rates	Feasibility	Development	Development
			(In millions)

Verisity Ltd.	19% to 32%	December 2006	$4.3	$ ----
2006 acquisition	33%	January 2007	0.3	----
2007 acquisitions	19% to 21%	December 2008	0.7	4.1

Total Expenditures			$5.3	$4.1

Loss on Extinguishment of Debt

We recorded a Loss on extinguishment of debt of $40.8 million during the year ended December 30, 2006, which includes a premium paid to repurchase a portion of the 2023 Notes of $38.9 million and a write-off of the related portion of unamortized deferred costs of issuing the 2023 Notes of $1.9 million.

Interest Expense

	2007	2006	2005
	(In millions)

Interest expense	$12.4	$12.3	$5.4

2007 compared to 2006

During 2007, the primary component of Interest expense was the Convertible Senior Notes, which were issued in December 2006. During 2006, the primary component of interest expense was our Term Loan, the repayment of which was completed in March 2007.

2006 compared to 2005

Interest expense increased $6.9 million in 2006, as compared to 2005, primarily due to the increased interest of $6.4 million related to our Term Loan, which was entered into on December 19, 2005 and the repayment of which was completed in March 2007.

Other Income, net

Other income, net, for fiscal 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In millions)

Interest income	$48.1	$39.3	$15.6
Gains on sale of non-marketable securities	6.0	19.9	2.5
Gains on available-for-sale securities	4.4	6.7	9.2
Gains on securities in Cadence’s non-qualified deferred compensation trust	7.6	6.4	6.6
Gains (losses) on foreign exchange	(2.4)	1.9	4.5
Telos termination costs	----	----	(2.6)
Telos management fees	----	(0.9)	(2.4)
Equity loss from investments	(3.0)	(1.2)	(6.5)
Write-down of investments	(2.6)	(2.5)	(10.9)
Other income (expense)	0.4	0.8	(0.9)

Total other income, net	$58.5	$70.4	$15.1

The increases in interest income in 2007, as compared to 2006, and in 2006, as compared to 2005, were due to increases in our Cash and cash equivalents balances as well as higher interest rates applicable to those balances.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during the year ended December 30, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during the year ended December 30, 2006. Under the purchase agreement, an additional 10% of the consideration was held in escrow, which was released to us and to the trust in January 2007. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the year ended December 29, 2007.

Provision for Income Taxes

The provision for income taxes and the effective tax rates in fiscal 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In millions, except percentages)

Provision for income taxes	$67.8	$99.7	$79.1
Effective tax rate	19%	41%	62%

2007 compared to 2006

Our effective tax rate decreased in 2007, as compared to 2006, primarily due to the decrease in net unrecognized tax benefit of $27.8 million as a result of the effective settlement of certain tax matters with the IRS in December 2007 and an increase in benefit from foreign income, which is taxed at a lower rate than the United States federal statutory income tax rate, of $30.6 million, resulting from the conclusion of certain transfer pricing arrangements with a foreign subsidiary in 2006.

We currently expect the effective tax rate for 2008 to be approximately 33%. The increase in the expected 2008 effective tax rate, as compared to 2007, is primarily due to the 2007 effective settlement of certain tax positions with the IRS and the expiration of the federal research tax credits after December 31, 2007, neither of which is expected to provide tax benefits in 2008.

2006 compared to 2005

Our effective tax rate decreased in 2006, as compared to 2005, primarily due to the $30.1 million of federal, state and foreign income taxes incurred upon our 2005 repatriation of $500.0 million of certain foreign earnings under the American Jobs Creation Act, which increased the 2005 annual effective tax rate by approximately 23 percentage points.

Deferred Tax Assets and IRS Examinations

As of December 29, 2007, we had total net deferred tax assets of approximately $250.6 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 related to transfer pricing arrangements that we had with a foreign subsidiary. In December 2007, the Joint Committee on Taxation of the U.S. Congress, or the Joint Committee, approved and the Appeals Office executed settlement agreements resulting in an effective settlement of the transfer pricing dispute for purposes of FIN No. 48. As a result of this effective settlement, we recognized a tax benefit of $27.8 million in our Consolidated Income Statement.

We did not reach a settlement with the Appeals Office of the IRS on separate tax refund claims that would increase our tax deductions for foreign trade income for the tax years 1997 through 1999. We continue to believe that our position is well supported and we are currently considering our options for further pursuing this matter.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues with the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between 4% and 10% since 2001. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

Significant judgment is required in applying the principles of FIN No. 48 and SFAS No. 109. The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

Liquidity and Capital Resources

	As of and for the years ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In millions, except percentages)
Cash, cash equivalents and Short-term investments	$1,078.1	$958.4	$894.6
Net working capital	744.1	763.9	670.5
Cash provided by operating activities	402.4	421.2	426.3
Cash used for investing activities	(108.4)	(111.8)	(222.7)
Cash provided by (used for) financing activities	(170.1)	(233.9)	205.3

Cash, cash equivalents and short-term investments

As of December 29, 2007, our principal sources of liquidity consisted of $1,078.1 million of Cash and cash equivalents and Short-term investments, as compared to $958.4 million as of December 30, 2006 and $894.6 million as of December 31, 2005. The primary sources of our cash in 2007 and 2006 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for design and methodology services;
•	Proceeds from the sale of receivables;
•	Proceeds from the sale of land and buildings on our San Jose campus in 2007;
•	Proceeds from the issuance of the Convertible Senior Notes in 2006;
•	Proceeds from the separate warrant sale transactions entered into in connection with the issuance of the Convertible Senior Notes in 2006;
•	Proceeds from the termination of a portion of the hedge transactions originally entered into in connection with the issuance of our 2023 Notes in 2006;
•	Proceeds from the exercise of stock options; and
•	Common stock purchases under our employee stock purchase plans.

Our primary uses of cash in 2007 and 2006 consisted of:

•	Payments relating to payroll, product, services and other operating expenses;
•	Payments of taxes;
•	Purchases of property, plant and equipment, including payments associated with our construction of a new building on our headquarters campus in San Jose;
•	Payments of long-term debt and repurchases of a portion of the 2023 Notes;
•	Payments made to purchase hedges in connection with our issuance of the Convertible Senior Notes in 2006;
•	Payments made to terminate a portion of the warrant transactions originally entered in connection with the issuance of our 2023 Notes in 2006;
•	Purchases of treasury stock; and

•	Payments related to business acquisitions, asset acquisitions and intangible acquisitions.

Cash flows from operating activities

Cash flows from operating activities are provided by net income, adjusted for certain non-cash charges such as depreciation, amortization and stock-based compensation, as well as changes in the balance of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During 2007, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $215.4 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $180.6 million in 2006 and $192.1 million in 2005. As a result of the credit losses recorded by banks in the second half of 2007, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector, and we expect a reduced level of Proceeds from the sale of receivables in 2008.

Net cash provided by operating activities of $402.4 million for the year ended December 29, 2007 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $533.0 million;
•	An increase in cash received for deferred revenue of $44.8 million; and
•	An increase in Accounts payable and other accrued liabilities of $20.4 million, primarily due to accrued severance and legal settlement costs, net of non-cash investing activities of $12.5 million for the purchase of acquired intangibles; partially offset by
•	An increase in Receivables, net and Installment contract receivables of $162.5 million, net of sales of receivables, due to the payment terms set forth in our license agreements; and
•	A decrease in Other long-term liabilities for the income tax benefit of a settlement with the IRS of $27.8 million.

Net cash provided by operating activities of $421.2 million for the year ended December 30, 2006 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $427.1 million;
•	An increase in cash received for deferred revenue of $24.4 million; and
•	A decrease in Receivables, net and Installment contract receivables of $11.6 million, net of sales of receivables, due to the payment terms set forth in our license agreements; partially offset by
•	A decrease in Accounts payable and other accrued liabilities of $51.5 million, primarily due to payments of income taxes.

Net cash provided by operating activities of $426.3 million for the year ended December 31, 2005 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $283.6 million; and
•	A decrease in Receivables, net and Installment contract receivables of $91.4 million, net of sales of receivables, due to the payment terms set forth in our license agreements; and
•	An increase in cash received for deferred revenue of $32.6 million.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Acquisitions of businesses, assets and intangibles; and
•	Proceeds from the sale of long-term investments.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $20.2 million in cash and recorded a gain of approximately $17.5 million during the year ended December 30, 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during the year ended December 30, 2006. Under the purchase agreement, an additional 10% of the consideration was held in escrow, which was released to us and to the trust in January 2007. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the year ended December 29, 2007.

2007 compared to 2006

Net cash used for investing activities decreased by $3.3 million in 2007, as compared to 2006. The decrease was primarily due to:

•	An increase of $46.2 million in Proceeds from the sale of property, plant and equipment; partially offset by
•	A decrease of $19.7 million in Proceeds from the sale of Long-term investments;
•	An increase of $14.9 million in cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	An increase of $14.2 million in Purchases of property, plant and equipment, including payments associated with our construction of a new building on our San Jose campus.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we are constructing an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We used $21.0 million in cash during 2007 for construction of this new building.

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

Cash flows from financing activities

Financing cash flows during 2007 consisted primarily of the issuance of common stock under certain employee plans and purchases of treasury stock.

2007 compared to 2006

Net cash used for financing activities was $170.1 million in 2007, as compared to net cash provided by financing activities of $233.9 million in 2006. The change was primarily due to:

•	A net decrease of $224.8 million in cash received upon issuance of the Convertible Senior Notes, net of cash paid to retire a portion of the 2023 Notes and the hedge and warrant transactions described below; partially offset by
•	An increase of $98.8 million in Proceeds from the issuance of common stock due to an increased number of stock options exercised during 2007;
•	A decrease of $104.0 million in Principal payments on the Term Loan; and
•	A decrease of $75.5 million in Purchases of treasury stock.

2006 compared to 2005

Net cash used for financing activities was $233.9 million in 2006, as compared to net cash provided by financing activities of $205.3 million in 2005. The change was primarily due to:

•	A net increase of $224.8 million in cash received upon issuance of the Convertible Senior Notes, net of cash paid to retire a portion of the 2023 Notes and the hedge and warrant transactions described below; partially offset by
•	An increase of $131.9 million in Principal payments on the Term Loan; and
•	An increase of $393.0 million in Purchases of treasury stock.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. As of December 29, 2007, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $424.2 million. As of December 29, 2007, the unrecognized deferred tax liability for these earnings was approximately $139.8 million. As of December 29, 2007, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

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

Upon adoption of FIN No. 48, we also recognized additional long-term income tax assets of $115.0 million and additional long-term income tax liabilities of $115.0 million to present the unrecognized tax benefits as gross amounts on the Consolidated Balance Sheet. We also decreased current income tax liabilities by $26.2 million and increased long-term income tax liabilities by the same amount based on our anticipation of the amount of cash payments to be made within one year.

As of December 29, 2007, we had current income tax liabilities related to unrecognized tax benefits of $7.0 million. As of December 29, 2007, we had long-term income tax liabilities related to unrecognized tax benefits of $259.8 million. For additional information on the income tax liabilities related to unrecognized tax benefits, see the discussion under the heading “Contractual Obligations and Off Balance Sheet Arrangements” below.

The IRS and other tax authorities regularly examine our income tax returns. In November 2003, the IRS completed its field examination of our federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 related to transfer pricing arrangements that we had with a foreign subsidiary. In December 2007, the Joint Committee on Taxation of the U.S. Congress, or the Joint Committee, approved and the Appeals Office executed settlement agreements resulting in an effective settlement of the transfer pricing dispute for purposes of FIN No. 48. We expect to receive a refund of tax and interest of approximately $3.7 million during the first half of 2008.

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

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between 4% and 10% since 2001.

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. We received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

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

As of December 29, 2007, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a

Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $98.1 million as of December 29, 2007. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $35.7 million as of December 29, 2007. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is not considered anti-dilutive.

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

We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. In addition, we may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above. Because the 2023 Notes can be redeemed by the holders on August 15, 2008, the 2023 Notes are classified as a Current liability in our Consolidated Balance Sheet as of December 29, 2007.

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

In the event of a fundamental change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in our corporate ownership or structure, in certain circumstances we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 29, 2007, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

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

As of December 29, 2007, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $39.0 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $0.2 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

Contractual Obligations and Off Balance Sheet Arrangements

A summary of our contractual obligations as of December 29, 2007 is as follows:

	Payments Due by Period
		Less			More
	Total	Than 1 Year	1-3 Years	3-5 Years	Than 5 Years
	(In millions)

Operating lease obligations	$134.5	$42.2	$44.7	$20.5	$27.1
Purchase obligations	31.4	26.8	4.6	----	----
2023 Notes *	231.0	231.0	----	----	----
Convertible Senior Notes	500.0	----	----	250.0	250.0
Contractual interest payments	36.3	7.2	14.4	10.9	3.8
Current income tax payable and Unrecognized tax benefits	15.3	15.3	----	----	----
Other long-term contractual obligations ◆	226.4	----	219.7	3.5	3.2

Total	$1,174.9	$322.5	$283.4	$284.9	$284.1

*	The 2023 Notes are due in August 2023. However, the holders of the 2023 Notes can require us to repurchase for cash all or a portion of the 2023 Notes on August 15, 2008 for 100.25% of the principal amount. Therefore, we have included $230.4 million of principal of the 2023 Notes and $0.6 million of premium on the potential repurchase of the 2023 Notes in the “Less Than 1 Year” column in the above table.

◆	Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $259.8 million, and of that amount we estimate that $193.1 million will be paid within 1 to 3 years. We did not include the remaining long-term income tax liabilities of $66.7 million in the table above, because we estimated that this liability can be offset by available net operating loss and tax credit carryforwards, and that future cash payments will not be required to settle this liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations which cannot be estimated with certainty. The remaining portion of other long-term contractual obligations is primarily acquisition-related liabilities.

With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of December 29, 2007 or the earliest cancellation date.

In connection with our acquisitions completed prior to December 29, 2007, we may be obligated to pay up to an aggregate of $45.0 million in cash during the next 53 months if certain predefined performance goals are achieved in full.

We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

As of December 29, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS No. 157-2. Effective for fiscal 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of December 29, 2007. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Consolidated Balance Sheet as of December 29, 2007.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash – variable rate	$62.6	2.96%
Cash equivalents – variable rate	864.2	4.91%
Cash equivalents – fixed rate	112.1	0.64%

Total interest-bearing instruments	$1,038.9	4.33%

Foreign Currency Risk

Most of our revenue, expenses and material business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and in certain countries where we invoice customers in the local currency, we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening United States dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening United States dollar is a reduction in revenue offset by a smaller reduction in expenses.

We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, the unrealized gains and losses are recognized in Other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

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

The following table provides information, as of December 29, 2007, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured prior to or during February 2008.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$44.8	110.60
British pound sterling	37.1	0.49
Indian rupee	11.6	39.38
Israeli shekel	8.0	3.93
Canadian dollar	6.5	1.01
European Union euro	6.1	0.68
Other	14.2

Total	$128.3

Estimated fair value	$1.6

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Item 7 – Liquidity and Capital Resources – Factors Affecting Liquidity and Capital Resources” above.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with one of the initial purchasers and in a separate transaction, sold warrants to one of the initial purchasers to reduce the potential dilution from the conversion of the 2023 Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the 2023 Notes, including the hedge and warrants transactions, see the discussion under the heading “Item 7 – Liquidity and Capital Resources – Factors Affecting Liquidity and Capital Resources” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Consolidated Balance Sheets, was $14.9 million as of December 29, 2007 and $23.7 million as of December 30, 2006. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $26.2 million as of December 29, 2007 and $31.4 million as of December 30, 2006. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Income Statements.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data – Unaudited

	2007				2006
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)

Revenue	$457,943	$400,924	$390,961	$365,185	$431,020	$366,148	$358,513	$328,214
Cost of revenue	56,150	52,404	51,564	54,390	53,921	52,735	59,846	60,597
Net income * ◆	119,503	72,732	59,596	44,421	48,365	42,060	30,388	21,779
Net income per share – basic * ◆	0.44	0.27	0.22	0.16	0.18	0.15	0.11	0.08
Net income per share – diluted * ◆	0.41	0.24	0.20	0.15	0.16	0.14	0.10	0.07

*	During the quarter ended December 29, 2007, we recorded an income tax benefit of $27.8 million related to the settlement of a tax dispute with the IRS and litigation costs of $8.1 million. For an additional description of the tax benefit, see the discussion under the heading “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Income Taxes” above. For an additional description of the legal costs, see the discussion under the heading “Item 3 – Legal Proceedings” above.

◆	We recorded a Loss on extinguishment of debt of $40.8 million during the quarter ended December 30, 2006, which includes a premium paid to repurchase a portion of the 2023 Notes of $38.9 million and a write-off of the related portion of unamortized deferred costs of issuing the 2023 Notes of $1.9 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2007.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on their evaluation as of December 29, 2007, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 29, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 – Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

The executive officers of Cadence are listed at the end of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance – Code of Business Conduct” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors – Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors – Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors – Director Independence” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2007 and 2006” in Cadence’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

			Page

(a) 1.	Financial Statements
	•	Reports of Independent Registered Public Accounting Firm	59
	•	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	60
	•	Consolidated Income Statements for the three fiscal years ended December 29, 2007	61
	•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three fiscal years ended December 29, 2007	62
	•	Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2007	64
	•	Notes to Consolidated Financial Statements	65
(a) 2.	Financial Statement Schedules
	II Valuation and Qualifying Accounts and Reserves		104
	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto

(a) 3	Exhibits		105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Also, as discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited Cadence Design Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cadence Design Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended December 29, 2007. Our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements and accompanying financial statement schedule.

/s/ KPMG LLP
Mountain View, California
February 25, 2008

CADENCE DESIGN SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS

December 29, 2007 and December 30, 2006
(In thousands, except per share amounts)

ASSETS

	2007	2006

Current Assets:
Cash and cash equivalents	$1,062,920		$934,342
Short-term investments	15,193		24,089
Receivables, net of allowances of $2,895 and $3,804, respectively	326,211		238,438
Inventories	31,003		37,179
Prepaid expenses and other	94,236		77,957

Total current assets	1,529,563		1,312,005
Property, plant and equipment, net	339,463		354,575
Goodwill	1,310,211		1,267,579
Acquired intangibles, net	127,072		112,738
Installment contract receivables	238,010		149,584
Other assets	326,831		246,341

Total Assets	$3,871,150		$3,442,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$	----
Current portion of long-term debt	----		28,000
Accounts payable and accrued liabilities	289,934		259,790
Current portion of deferred revenue	265,168		260,275

Total current liabilities	785,487		548,065

Long-Term Liabilities:
Long-term portion of deferred revenue	136,655		95,018
Convertible notes	500,000		730,385
Other long-term liabilities	368,942		370,063

Total long-term liabilities	1,005,597		1,195,466

Stockholders’ Equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	----		----
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 274,686 as of December 29, 2007; 274,912 as of December 30, 2006	1,516,493		1,398,899
Treasury stock, at cost; 31,355 shares as of December 29, 2007; 31,006 shares as of December 30, 2006	(619,125)		(544,855)
Retained earnings	1,162,441		832,763
Accumulated other comprehensive income	20,257		12,484

Total stockholders’ equity	2,080,066		1,699,291

Total Liabilities and Stockholders’ Equity	$3,871,150		$3,442,822

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS

For the three fiscal years ended December 29, 2007
(In thousands, except per share amounts)

	2007	2006	2005

Revenue:
Product	$1,103,970	$982,673	$851,496
Services	125,838	134,895	126,169
Maintenance	385,205	366,327	351,527

Total revenue	1,615,013	1,483,895	1,329,192

Costs and Expenses:
Cost of product	60,069	66,769	79,721
Cost of services	93,360	96,497	91,893
Cost of maintenance	61,079	63,833	59,794
Marketing and sales	407,148	405,579	366,164
Research and development	494,032	460,064	390,740
General and administrative	168,997	143,317	129,552
Amortization of acquired intangibles	19,421	23,141	47,762
Restructuring and other charges (credits)	(9,686)	(797)	35,334
Write-off of acquired in-process technology	2,678	900	9,400

Total costs and expenses	1,297,098	1,259,303	1,210,360

Income from operations	317,915	224,592	118,832
Loss on extinguishment of debt	----	(40,768)	----
Interest expense	(12,374)	(12,348)	(5,446)
Other income, net	58,530	70,402	15,097

Income before provision for income taxes and cumulative effect of change in accounting principle	364,071	241,878	128,483
Provision for income taxes	67,819	99,704	79,140

Net income before cumulative effect of change in accounting principle	296,252	142,174	49,343
Cumulative effect of change in accounting principle, net of tax	----	418	----

Net income	$296,252	$142,592	$49,343

Net income per share before cumulative effect of change in accounting principle:
Basic	$1.09	$0.51	$0.18

Diluted	$1.01	$0.46	$0.16

Net income per share after cumulative effect of change in accounting principle:
Basic	$1.09	$0.51	$0.18

Diluted	$1.01	$0.46	$0.16

Weighted average common shares outstanding – basic	271,455	279,354	278,520

Weighted average common shares outstanding – diluted	295,591	312,457	314,383

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended December 29, 2007
(In thousands)

	Common Stock
		Par Value				Accumulated
		and Capital		Deferred		Other
		in Excess	Treasury	Stock	Retained	Comprehensive
	Shares	of Par	Stock	Compensation	Earnings	Income	Total

BALANCE, JANUARY 1, 2005	276,505	$1,146,493	$(55,277)	$(63,477)	$640,828	$31,403	$1,699,970
Comprehensive income:
Net income	----	----	----	----	49,343	----	49,343
Other comprehensive loss, net of taxes (Note 17)	----	----	----	----	----	(7,530)	(7,530)

Total comprehensive income, net of taxes							41,813

Purchase of treasury stock	(6,150)	----	(101,070)	----	----	----	(101,070)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	17,647	61,454	87,981	----	----	----	149,435
Stock received for payment of employee taxes on vesting of restricted stock	(651)	----	(10,698)	----	----	----	(10,698)
Tax benefits from employee stock transactions	----	11,715	----	----	----	----	11,715
Tax benefit from call options	----	6,167	----	----	----	----	6,167
Stock issued in connection with acquisitions	283	11,883	----	----	----	----	11,883
Deferred stock compensation, net of forfeitures	----	62,793	----	(62,793)	----	----	----
Amortization of deferred stock compensation	----	(705)	----	36,194	----	----	35,489

BALANCE, DECEMBER 31, 2005	287,634	1,299,800	(79,064)	(90,076)	690,171	23,873	1,844,704
Comprehensive income:
Net income	----	----	----	----	142,592	----	142,592
Other comprehensive loss, net of taxes (Note 17)	----	----	----	----	----	(11,389)	(11,389)

Total comprehensive income, net of taxes							131,203

Purchase of treasury stock	(27,917)	----	(494,088)	----	----	----	(494,088)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	16,006	119,479	41,791	----	----	----	161,270
Stock received for payment of employee taxes on vesting of restricted stock	(821)	----	(13,494)	----	----	----	(13,494)
Purchase of call options in connection with convertible notes due 2011 and 2013 (Note 6)	----	(119,750)	----	----	----	----	(119,750)
Proceeds from sale of call options in connection with convertible notes due 2023 (Note 6)	----	55,864	----	----	----	----	55,864
Proceeds from sale of common stock warrants in connection with convertible notes due 2011 and 2013 (Note 6)	----	39,400	----	----	----	----	39,400
Purchase of common stock warrants in connection with convertible notes due 2023 (Note 6)	----	(10,201)	----	----	----	----	(10,201)
Tax benefit from employee stock transactions	----	14,741	----	----	----	----	14,741
Tax expense from call options	----	(6,159)	----	----	----	----	(6,159)
Stock issued in connection with acquisitions	10	2,594	----	----	----	----	2,594
Stock-based compensation expense	----	93,207	----	----	----	----	93,207
Elimination of unamortized deferred stock compensation	----	(90,076)	----	90,076	----	----	----

BALANCE, DECEMBER 30, 2006	274,912	$1,398,899	$(544,855)	$ ----	$832,763	$12,484	$1,699,291

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three fiscal years ended December 29, 2007
(In thousands)

	Common Stock
		Par Value				Accumulated
		and Capital		Deferred		Other
		in Excess	Treasury	Stock	Retained	Comprehensive
	Shares	of Par	Stock	Compensation	Earnings	Income	Total

BALANCE, DECEMBER 30, 2006	274,912	$1,398,899	$(544,855)	$ ----	$832,763	$12,484	$1,699,291

Comprehensive income:
Net income	----	----	----	----	296,252	----	296,252
Other comprehensive income, net of taxes (Note 17)	----	----	----	----	----	7,773	7,773

Total comprehensive income, net of taxes	----	----	----	----	----	----	304,025

Purchase of treasury stock	(19,400)	----	(399,490)	----	----	----	(399,490)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	20,268	(54,901)	344,348	----	(24,384)	----	265,063
Stock received for payment of employee taxes on vesting of restricted stock	(1,094)	----	(19,128)	----	----	----	(19,128)
Tax benefit from employee stock transactions	----	25,982	----	----	----	----	25,982
Tax benefit from call options	----	11,346	----	----	----	----	11,346
Stock options assumed in acquisitions	----	1,841	----	----	----	----	1,841
Stock-based compensation expense	----	91,850	----	----	----	----	91,850
Step acquisition adjustment (Note 9)	----	----	----	----	(1,556)	----	(1,556)
FIN No. 48 initial adoption adjustment (Note 8)	----	35,251	----	----	59,366	----	94,617
FIN No. 48 adjustment related to effective settlement with IRS (Note 8)	----	6,225	----	----	----	----	6,225

BALANCE, DECEMBER 29, 2007	274,686	$1,516,493	$(619,125)	$ ----	$1,162,441	$20,257	$2,080,066

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 29, 2007
(In thousands)

	2007	2006	2005

Cash and Cash Equivalents at Beginning of Year	$934,342	$861,315	$448,517

Cash Flows from Operating Activities:
Net income	296,252	142,592	49,343
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	----	(418)	----
Depreciation and amortization	130,649	147,117	184,717
Loss on extinguishment of debt	----	40,768	----
Stock-based compensation	101,415	103,986	39,902
Equity in loss from investments, net	3,027	1,200	6,492
Gain on investments, net	(18,090)	(32,903)	(18,297)
Gain on sale and leaseback of land and buildings	(13,141)	----	----
Write-down of investment securities	2,550	2,467	10,934
Write-off of acquired in-process technology	2,678	900	9,400
Non-cash restructuring and other charges (credits)	(7,106)	194	2,352
Tax benefit from employee stock transactions	----	----	11,715
Tax benefit (expense) from call options	11,346	(6,159)	6,167
Deferred income taxes	12,811	29,535	(22,968)
Proceeds from the sale of receivables, net	215,444	180,580	192,079
Recoveries for gains on trade accounts receivable and sales returns	(586)	(6,777)	(1,755)
Other non-cash items	11,219	4,630	5,569
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	15,762	92,977	54,928
Installment contract receivables	(393,658)	(261,983)	(155,648)
Inventories	6,197	(10,872)	(7,588)
Prepaid expenses and other	(603)	6,128	(8,094)
Other assets	(628)	749	1,640
Accounts payable and accrued liabilities	20,352	(51,462)	20,330
Deferred revenue	44,775	24,444	32,616
Other long-term liabilities	(38,227)	13,523	12,449

Net cash provided by operating activities	402,438	421,216	426,283

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	6,271	7,637	14,921
Proceeds from sale of short-term investments	197	----	289,225
Purchases of short-term investments	----	(147)	(180,975)
Proceeds from the sale of long-term investments	6,323	26,054	6,075
Proceeds from the sale of property, plant and equipment	46,500	317	33,625
Purchases of property, plant and equipment	(81,795)	(67,636)	(71,656)
Purchases of software licenses	(2,000)	(8,409)	(2,600)
Investment in venture capital partnerships and equity investments	(3,214)	(3,800)	(14,184)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(80,725)	(65,778)	(297,128)

Net cash used for investing activities	(108,443)	(111,762)	(222,697)

Cash Flows from Financing Activities:
Proceeds from term loan	----	----	160,000
Principal payments on term loan and long-term debt	(28,000)	(132,000)	(62)
Proceeds from issuance of convertible notes due 2011 and 2013	----	500,000	----
Payment of convertible notes due 2023	----	(228,480)	----
Payment of convertible notes issuance costs	----	(12,032)	----
Purchase of call options in connection with convertible notes due 2011 and 2013	----	(119,750)	----
Proceeds from sale of call options in connection with convertible notes due 2023	----	55,864	----
Proceeds from sale of common stock warrants in connection with convertible notes due 2011 and 2013	----	39,400	----
Purchase of common stock warrants in connection with convertible notes due 2023	----	(10,201)	----
Tax benefit from employee stock transactions	21,090	10,712	----
Proceeds from issuance of common stock	255,462	156,648	146,481
Purchases of treasury stock	(418,618)	(494,088)	(101,070)

Net cash provided by (used for) financing activities	(170,066)	(233,927)	205,349

Effect of exchange rate changes on cash and cash equivalents	4,649	(2,500)	3,863

Increase in Cash and cash equivalents	128,578	73,027	412,798

Cash and Cash Equivalents at End of Year	$1,062,920	$934,342	$861,315

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2007

NOTE 1.	CADENCE

Cadence Design Systems, Inc., or Cadence, licenses electronic design automation, or EDA, software, sells or leases hardware technology and intellectual property and provides design and methodology and education services throughout the world to help manage and accelerate electronic product development processes. Cadence’s broad range of products and services are used by electronics companies to design and develop complex integrated circuits, or ICs, and electronic systems.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2007, 2006 and 2005 were 52-week years. Fiscal 2008 will be a 53-week year ending on January 3, 2009. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Cadence.

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

Foreign Currency Translation

Cadence transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency except for Cadence’s principal Irish, Israeli, Hungarian and Dutch subsidiaries, whose functional currency is the United States dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in Other income, net, in the accompanying Consolidated Income Statements. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using fiscal year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included in Stockholders’ Equity as a component of Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Derivative Financial Instruments

Cadence accounts for its foreign currency exchange contracts in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges under SFAS No. 133 and, therefore, the unrealized gains and losses are recognized in Other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

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

Inventories

Inventories are stated at the lower of cost or market value. Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer IC and electronic systems. These parts and components may be specialized in nature or subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s practice is to reserve for inventory in excess of 12-month demand.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	2-7 years
Buildings	10-32 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-5 years
Equipment	3-5 years

Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF, No. 00-2, “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Capitalization of software developed for internal use and web site development costs ends, and amortization begins, when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life of the software. Cadence capitalized $24.1 million in 2007, $24.3 million in 2006 and $32.6 million in 2005 for costs of software developed for internal use.

Cadence recorded depreciation and amortization expense in the amount of $73.7 million in 2007, $72.0 million in 2006 and $68.8 million in 2005 for property, plant and equipment.

In January 2007, Cadence completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, Cadence leased back from the purchaser approximately

262,500 square feet of office space, which represents all available space in the buildings. The lease agreement includes an initial term of two years, with two options to extend the lease for six months each. Cadence is obligated to make lease payments related to this lease of $2.4 million in 2008 and $0.2 million in 2009. A substantial portion of the gain upon sale offset Cadence’s costs and expenses during the year ended December 29, 2007, and the remaining gain will be amortized over the remaining initial lease term.

Software Development Costs

Cadence accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration and costs incurred during this period have not been material.

Cadence did not capitalize any third party SFAS No. 86 costs, or purchased software, during 2007. Cadence capitalized $7.3 million of purchased software during 2006 and $0.5 million of purchased software during 2005. Cadence has deemed the purchased software to have an alternative future use in accordance with SFAS No. 86. Therefore, Cadence begins amortization of purchased software when the technology is available for general release to customers. Amortization expense for purchased software was $5.1 million in 2007, $4.2 million in 2006 and $4.4 million in 2005.

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

During the third quarters of 2007, 2006 and 2005, Cadence completed its annual impairment analysis of goodwill. Based on the results of these impairment reviews, Cadence has determined that no indicators of impairment existed for its one reporting unit and, accordingly, no impairment charge was recognized during 2007, 2006 or 2005.

Long-lived Assets

Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Cadence reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. During 2007 and 2006, there were no significant impairments of long-lived assets. During 2005, Cadence abandoned certain assets and recorded a charge of $2.4 million, which is included in Restructuring and other charges in the accompanying Consolidated Income Statements.

Marketable and Non-Marketable Securities

Marketable Securities

Management considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Income Statements as Other income, net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

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

In applying the equity method of accounting, Cadence applies approach (a) of EITF No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses.” Accordingly, the portion of equity method income or loss recorded by Cadence is based on its percentage ownership of each investee’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Its level of participation in future financings of its equity method investees may impact Cadence’s proportional share in future income or losses. Cadence records its interest in equity method gains and losses in the quarter following incurrence because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Consolidated Financial Statements.

Cost Method Investments

Investments accounted for by Cadence under the cost method of accounting are carried at historical cost and Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred.

Nonqualified Deferred Compensation Trust

Executive Officers, senior management and Directors may elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned

Are Held in a Rabbi Trust and Invested,” Cadence consolidates the NQDC trust accounts in its Consolidated Financial Statements.

The selected mutual funds or money market accounts held in the NQDC trust are classified as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Trading securities are stated at fair value, with the unrealized gains and losses recognized in the Consolidated Income Statements as Other income, net. These trading securities are classified as Other assets on the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from Net income and reflected instead in Stockholders’ equity. Cadence has reported comprehensive income (loss) in its Consolidated Statements of Stockholders’ Equity. Cadence reclassified $4.4 million in 2007, net of $1.8 million of tax, $6.7 million in 2006, net of $2.7 million of tax, $9.2 million in 2005, net of $3.7 million of tax, from unrealized holding gains and losses on marketable securities to realized gains included in Other income, net, in the accompanying Consolidated Income Statements. The tax benefit for gross unrealized holding losses in marketable equity securities was $2.5 million in 2007, $4.4 million in 2006 and $1.2 million in 2005.

Revenue Recognition

Cadence applies the provisions of SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all software licensing transactions and to all product revenue transactions where the software is not incidental. Cadence also applies the provisions of SFAS No. 13, “Accounting for Leases,” to all hardware lease transactions. Cadence recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence of fair value, or VSOE, exists.

Cadence licenses software using three different license types:

•	Subscription licenses;
•	Term licenses; and
•	Perpetual licenses.

For many of Cadence’s term and subscription license arrangements, Cadence uses its proprietary internet-based delivery mechanism, “eDA-on-tap,” to facilitate the delivery of its software products. To maximize the efficiency of this delivery mechanism, Cadence created what it refers to as “eDA Cards,” of which there are two types. Subscription license customers may purchase what Cadence refers to as an “eDA Platinum Card,” which provides the customer access to and use of all software products delivered at the outset of the arrangement and the ability to use additional unspecified software products that may become commercially available during the term of the arrangement. Term license customers may purchase what Cadence refers to as an “eDA Gold Card,” which provides the customer access to and use of all software products delivered at the outset of the arrangement. Overall, the eDA Cards provide greater flexibility for Cadence’s customers in how and when they deploy and use Cadence’s software products.

Subscription licenses – Cadence’s subscription license arrangements offer customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to four years, with no rights to return;
•	Use unspecified additional software products that become commercially available during the term of the arrangement; and
•	Remix among the software products delivered at the outset of the arrangement, as well as the right to remix into other unspecified additional software products that may become available during the term of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement. The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them.

Customers that purchase an eDA Platinum Card have the ability during the term of the arrangement to use software products delivered at the outset of the arrangement, and to use other unspecified additional software products that may become commercially available during the term of the arrangement, until the fees have been depleted.

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

In the event that a subscription license arrangement is terminated by mutual agreement and a new term license arrangement is entered into either concurrently with or subsequent to the termination of the subscription license arrangement, the revenue associated with the new term license arrangement is recognized upon the later of the effective date of the arrangement or delivery of the software product, assuming all other criteria in SOP 97-2 have been met.

Term licenses – Cadence’s term license arrangements offer customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to four years, with no rights to return; and
•	Remix among the software products delivered at the outset of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement. These remix rights may be exercisable multiple times during the term of the arrangement. The right to remix all software products delivered pursuant to the license agreement is not considered an exchange or return of software because all software products have been delivered and the customer has the continuing right to use them.

Customers that purchase an eDA Gold Card have the ability during the term of the arrangement to use software products delivered at the outset of the arrangement until the fees relating to the arrangement have been depleted.

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

For customers who purchase eDA Gold or eDA Platinum Cards, delivery occurs when the customer has been provided with access codes that allow the customer to download the software pursuant to the terms of the software license agreement.

Fee is fixed or determinable – Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up front payment, Cadence only considers that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. Cadence has a history of collecting receivables under installment contracts of up to five years.

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

Collection is probable – Cadence assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. Cadence has concluded that collection is not probable for license arrangements executed with customers in certain countries. If in Cadence’s judgment collection of a fee is not probable, Cadence defers the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment. Cadence’s experience has been that it is able to estimate whether collection is probable. While Cadence does not expect that experience to change, if Cadence were to determine that collection is not probable for any license arrangement, particularly those with installment payment terms, revenue from such license would be recognized generally upon receipt of cash payment. Such a change could have a material impact on Cadence’s results of operations.

Vendor-specific objective evidence of fair value – Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is generally based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of a term or perpetual license arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Cadence’s experience has been that it is able to determine VSOE for maintenance and time-based services, but not for product.

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 2% of total revenue for each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.

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

In accordance with EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” Cadence applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

Accounting for Income Taxes

Cadence provides for the effect of income taxes in its Consolidated Financial Statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” Cadence must make significant judgments to apply the principles of SFAS No. 109 and FIN No. 48.

In accordance with SFAS No. 109, Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Cadence adopted FIN No. 48 on December 31, 2006, which was the first day of Cadence’s 2007 fiscal year. FIN No. 48 requires Cadence to take a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. Cadence re-evaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. Upon adoption of FIN No. 48, Cadence adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to the adoption of FIN No. 48, Cadence also reported interest and penalties on unrecognized tax benefits as income tax expense.

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

Stock-Based Compensation

Cadence adopted SFAS No. 123R “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. Using the modified prospective transition method of adopting SFAS No. 123R, Cadence began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006. Prior period stock-based compensation expense was recognized under APB No. 25 “Accounting for Stock Issued to Employees.”

Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period. The fair value of each option grant and each purchase right granted under Cadence’s Employee Stock Purchase Program, or ESPP, is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the fair value of Cadence’s common stock on the grant date. Cadence recognizes stock-based compensation expense on the straight-line method for options and restricted stock that only contain a service condition and on the graded-vesting method for options and restricted stock that contain both a service and performance condition. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

•	Expected volatility of our stock;
•	Expected term of stock options;
•	Risk-free interest rate for the period;
•	Expected dividends, if any; and

•	Expected forfeitures.

The computation of the expected volatility assumption used in the Black-Scholes pricing model for option grants is based on implied volatility calculated using the volatility of publicly traded options for Cadence common stock. Cadence uses this approach to determine volatility because:

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

Judgment is required in estimating the amount of stock-based awards that Cadence expects to be forfeited. Cadence calculates a separate expected forfeiture rate for both stock options and restricted stock issuances based on historical trends. Judgment is also required to estimate the attainment of certain predetermined performance goals for a performance-based bonus plan, under which payments may be made in Cadence common stock, and performance-based restricted stock grants. Each period, we estimate the most likely outcome of such performance goals and recognize any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The valuation of all options, including the expected life of stock options, and the expected forfeiture rates for options and restricted stock, are calculated based on one employee pool because there is no significant difference in exercise behavior between classes of employees.

Upon adoption of SFAS No. 123R, Cadence made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to Financial Statement Position, or FSP, No. 123R-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method, which resulted in an APIC tax benefit pool windfall position. Accordingly, upon adoption of SFAS No. 123R, Cadence had cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

Treasury Stock

Cadence records a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. Gains on the re-issuance of treasury stock are recorded as a component of Capital in excess of par in the Consolidated Statements of Stockholders’ Equity. Losses on the re-issuance of treasury stock are recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Retained earnings in the Consolidated Statements of Stockholders’ Equity. During 2007, Cadence recorded losses on the re-issuance of treasury stock of $24.4 million as a component of Retained earnings.

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

Fair Value of Financial Instruments

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments, term loan and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair value of Cadence’s convertible notes is influenced by interest rates and Cadence’s stock price and stock price volatility and is determined by market trading. As of December 29, 2007, the total fair market value of Cadence’s Convertible Senior Notes was $515.6 million and the total fair market value of Cadence’s 2023 Notes was $266.3 million. See Note 6 for the fair value of Cadence’s convertible note hedges and warrants.

Leases

Cadence uses operating leases in its operations. For leases that contain rent escalations or rent concessions, Cadence records the total rent payable during the lease term on a straight-line basis over the term of the lease. Cadence records the difference between the rents paid and the straight-line rent as a deferred rent liability in the accompanying Consolidated Balance Sheets.

Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was approximately $8.8 million in 2007, $10.5 million in 2006 and $9.0 million in 2005, and is included in Marketing and sales in the accompanying Consolidated Income Statements.

NOTE 3.  STOCK COMPENSATION PLANS

Equity Incentive Plans

Cadence’s 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, 1997 Nonstatutory Stock Incentive Plan, or 1997 Plan, and 1993 Nonstatutory Stock Incentive Plan, or 1993 Plan (the 2000 Plan, the 1997 Plan and the 1993 Plan are referred to collectively as the Nonstatutory Stock Incentive Plans), provide for the issuance of non-qualified options, incentive stock, restricted stock units, stock bonuses and rights to acquire restricted stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000, under the 1997 Plan is 30,000,000 and under the 1993 Plan is 24,750,000. Options granted under the Nonstatutory Stock Incentive Plans have an exercise price not less than the fair market value of the stock on the date of grant. Options granted to new employees become exercisable over a period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter. Options granted to current employees become exercisable over a period of up to four years, generally vesting in 48 equal monthly installments. Options granted under the Nonstatutory Stock Incentive Plans prior to October 1, 2006 generally expire ten years from the date of grant. Options granted under the Nonstatutory Stock Incentive Plans after October 1, 2006 generally expire seven years from the date of grant. Awards of incentive stock and restricted stock units granted under the Nonstatutory Stock Incentive Plans vest at times and in installments approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.

Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and incentive stock. The number of shares available for issuance under the 1987 Plan is 75,370,100 shares, of which only 5,000,000 shares may be issued pursuant to incentive stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years. Options granted under the 1987 Plan prior to October 1, 2006 generally expire ten years from the date of grant. Options granted under the 1987 Plan after October 1, 2006 generally expire seven years from the date of grant. Awards of incentive stock granted under the 1987 Plan vest at times and in installments set forth in the 1987 Plan and approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.

Under the 1995 Directors’ Stock Option Plan, or the Directors’ Plan, Cadence may grant non-qualified options to its non-employee directors for up to 3,050,000 shares of common stock at an exercise price equal to the average of the closing price for 20 trading days prior to the grant date. Options granted under the Directors’ Plan prior to October 1, 2006 have terms of ten years and vest one year from the date of grant. Options granted under the Directors’ Plan after October 1, 2006 expire seven years from the date of grant and vest one year from the grant date.

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

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 12% of their annual base earnings plus bonuses and commissions, subject to a limit in any calendar year of $25,000 worth of common stock. The offering periods under the ESPP that began prior to August 1, 2006 were concurrent 24-month offering periods. Each offering period was divided into four consecutive six-month purchase periods. All offering periods that started before August 1, 2006 continued until they were completed or until they were terminated as provided in the documents governing the ESPP. Participants in the ESPP remained in the 24-month offering periods until these offering periods were completed or until such participant withdrew from the ESPP, whichever was earlier. Effective August 1, 2006, offering periods under the ESPP are six months with a corresponding six month purchase period. New offerings begin on each February 1st and August 1st, and those offerings run consecutively rather than concurrently. Participants were converted to the six-month offering periods starting with the next offering period in which the participants enroll on or after August 1, 2006. Beginning with the August 1, 2007 offering period, all participants have been participating in a six-month offering period and all 24-month offering periods have been completed. The purchase dates under the ESPP are January 31st and July 31st of each year.

NOTE 4.	STOCK-BASED COMPENSATION

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Consolidated Income Statements in connection with stock options, restricted stock and the ESPP in fiscal 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Stock options	$37,769	$48,288
Restricted stock and stock bonuses	52,459	46,488
ESPP	11,187	9,210

Total stock-based compensation expense	$101,415	$103,986

Income tax benefit	$32,442	$31,895

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for fiscal years 2007 and 2006 were as follows:

	2007	2006

Dividend yield	None	None
Expected volatility	23.4%	24.2%
Risk-free interest rate	4.66%	4.80%
Expected life (in years)	4.4	5.1
Weighted average fair value of options granted	$5.16	$5.58

The decrease in Cadence’s expected life assumption from 5.1 years in 2006 to 4.4 years in 2007 is primarily due to the decrease in the contractual life from 10 to 7 years of options granted after October 1, 2006.

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during the year ended December 29, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
	(Dollars and shares in thousands)

Options outstanding as of December 30, 2006	55,254	$15.49	5.8	$186,089
Acquired options	183	$1.15
Granted	2,778	$21.57
Exercised	(15,243)	$13.95
Canceled and forfeited	(1,797)	$18.72

Options outstanding as of December 29, 2007	41,175	$16.26	5.1	$98,203

Options vested as of December 29, 2007	32,334	$16.32	4.6	$81,568

Options vested as of December 29, 2007 and options expected to vest after December 29, 2007	40,082	$16.24	5.1	$97,131

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $35.3 million as of December 29, 2007, which will be recognized over the remaining weighted average vesting period of 2.0 years. The total intrinsic value of options exercised was $113.7 million during 2007 and $55.9 million during 2006. Cash received from stock option exercises was $211.5 million during 2007 and $114.9 million during 2006.

Restricted Stock and Stock Bonuses

Generally, restricted stock awards vest over four years and are subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that the shares vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Cadence recorded stock-based compensation expense of $7.4 million during 2007 and $4.4 million during 2006 related to these performance-based restricted stock grants. No expense was recorded in 2005 for performance-based restricted stock grants.

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during the year ended December 29, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(Dollars and shares in thousands)

Non-vested shares as of December 30, 2006	7,142	$16.42		$127,921
Granted	1,575	$20.48
Vested	(2,609)	$15.96
Forfeited	(651)	$16.65

Non-vested shares as of December 29, 2007	5,457	$17.78	2.4	$92,930

Non-vested shares expected to vest after December 29, 2007	4,832	$17.69	2.3	$82,297

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants of $65.1 million as of December 29, 2007, which will be recognized over the remaining weighted average vesting period of 2.6 years. The total fair value of restricted stock that vested was $61.3 million during fiscal 2007 and $36.7 million during fiscal 2006.

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock. Each period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Cadence recorded stock-based compensation expense of $9.6 million in 2007 and $8.7 million in 2006 related to this performance-based bonus plan. The dollar amount earned under this bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the plan is based on the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. Cadence issued 0.4 million shares, valued at $8.7 million, under the performance-based bonus plan in 2007 and 0.3 million shares, valued at $5.1 million, in 2006. No shares were issued under this plan in 2005.

Cumulative effect of change in accounting principle, net of tax

During the year ended December 30, 2006, a non-cash benefit of $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Employee Stock Purchase Plan (ESPP)

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal years 2007 and 2006 were as follows:

	2007	2006

Dividend yield	None	None
Expected volatility	24.6%	24.0%
Risk-free interest rate	5.08%	4.89%
Expected life (in years)	0.5	1.1
Weighted average fair value of purchase rights granted	$4.74	$4.32

Shares of common stock issued under the ESPP for fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In thousands, except per share amounts)

Cadence shares purchased under the ESPP	3,200	3,640	3,913
Cash received for the purchase of shares under the ESPP	$43,964	$41,619	$38,093

Weighted-average purchase price per share	$13.74	$11.43	$9.73

Reserved for Future Issuance

As of December 29, 2007, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)

Employee equity incentive plans*	51,229
Shares reserved for 2023 convertible notes conversion	14,721
Warrants related to 2023 convertible notes	14,717
Warrants related to 2011 and 2013 convertible notes	23,640
Employee stock purchase plans	4,634
Directors stock option plans*	2,306

Total	111,247

*	Includes both shares reserved for (i) issuance upon exercise of future option grants and (ii) outstanding but unexercised options to purchase common stock.

Stock-Based Compensation for Fiscal Year 2005

For fiscal year 2005, Cadence followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The table below provides a pro forma illustration of the financial results of operations as if Cadence had accounted for its grants of employee stock options under the fair value method of SFAS No. 123:

(In thousands)
Net income (loss)
As reported	$49,343
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33,321
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net related tax effects	(85,719)

Pro forma net income (loss)	$(3,055)

Basic net income (loss) per share:
As reported	$0.18
Pro forma	$(0.01)
Diluted net income (loss) per share:
As reported	$0.16
Pro forma	$(0.01)

Cadence determined the estimated fair values of its options granted and shares purchased under its ESPP for fiscal year 2005 using the following weighted-average assumptions, assuming a dividend yield of zero for all periods:

Stock Options

Risk-free interest rate, based on weighted average	4.11%
Volatility factors of the expected market price of Cadence’s common stock	27%
Weighted average expected life of an option	4.8 Years

Employee Stock
Purchase Plan

Risk-free interest rate, based on weighted average	3.29%
Volatility factors of the expected market price of Cadence’s common stock	26%
Weighted average expected life of ESPP Shares	1.3 Years

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

NOTE 5.	BALANCE SHEET COMPONENTS

A summary of balance sheet components as of December 29, 2007 and December 30, 2006 is as follows:

	2007	2006
	(In thousands)

Receivables, net:
Accounts receivable	$99,991	$111,029
Installment contract receivables – current	229,115	131,213

Total receivables	329,106	242,242
Less: Allowance for doubtful accounts	(1,089)	(2,067)
Less: Allowance for sales returns	(1,806)	(1,737)

Receivables, net	$326,211	$238,438

Inventories:
Raw materials	$13,845	$20,767
Finished goods	8,639	8,454
Rental	8,519	7,958

Inventories	$31,003	$37,179

Prepaid Expenses and Other:
Prepaid expenses and other	$36,299	$32,782
Deferred income taxes	57,937	45,175

Prepaid expenses and other	$94,236	$77,957

Property, Plant and Equipment:
Computer equipment and related software	$596,769	$574,089
Buildings	80,612	89,435
Land	60,857	74,139
Leasehold and building improvements	72,045	96,917
Furniture and fixtures	51,492	55,479
Equipment	64,148	58,293
Assets not ready to be placed in service	38,220	21,991

Total cost	964,143	970,343
Less: Accumulated depreciation and amortization	(624,680)	(615,768)

Property, plant and equipment, net	$339,463	$354,575

Other Assets:
Deferred income taxes	$210,139	$118,459
Prepaid tax on inter-company royalties	8,346	15,539
Non-marketable securities	26,221	31,360
Non-qualified deferred compensation assets	54,150	46,808
Purchased software technology, net	5,834	10,913
Other long-term assets	22,141	23,262

Other assets	$326,831	$246,341

	2007	2006
	(In thousands)

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$155,755	$149,817
Accounts payable	17,007	21,968
Income taxes payable – current	15,273	26,153
Other accrued liabilities	101,899	61,852

Accounts payable and accrued liabilities	$289,934	$259,790

Other Long-term Liabilities:
Income taxes payable – long-term	$259,815	$256,080
Long-term acquisition-related holdbacks and payments	13,685	3,204
Non-qualified deferred compensation liability	53,949	48,091
Other long-term liabilities	41,493	62,688

Other long-term liabilities	$368,942	$370,063

NOTE 6.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of Cadence’s Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

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

As of December 29, 2007, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

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

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $98.1 million as of December 29, 2007. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $35.7 million as of December 29, 2007. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is not considered anti-dilutive.

SFAS No. 128, “Earnings per Share” and EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the Convertible Senior Notes will be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount in accordance with SFAS No. 128 and EITF Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share.” As of December 29, 2007, no shares are included in diluted EPS for the Convertible Senior Notes.

In the event Cadence’s common stock exceeds $21.15 per share, for the first $1.00 the price exceeds $21.15, there would be dilution of approximately 1.1 million shares, but the impact on the calculation of EPS will vary depending on when during the year the $21.15 per share price is reached. As the share price continues to increase, dilution would continue to occur but at a declining rate.

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

Cadence may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require Cadence to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. In addition, Cadence may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required Cadence to repurchase on August 15, 2008 or on other repurchase dates, as described above. Because the 2023 Notes can be redeemed by the holders on August 15, 2008, the 2023 Notes are classified as a Current liability in Cadence’s Consolidated Balance Sheet as of December 29, 2007.

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

As the fourth conversion feature is linked to the trading price of the 2023 Notes, which are traded in an observable market that differs from the one in which Cadence’s common stock is traded, the conversion feature meets the definition of a derivative that must be accounted for separately at fair value. The fair value of this conversion feature was not material at inception of the 2023 Notes or as of December 29, 2007. As of December 29, 2007, none of the conditions allowing holders of the 2023 Notes to convert had been met.

In the event of a fundamental change in Cadence’s corporate ownership or structure, the holders may require Cadence to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in Cadence’s corporate ownership or structure, in certain circumstances Cadence may choose to pay the repurchase price in cash, shares of Cadence common stock or a combination of cash and shares of Cadence common stock. As of December 29, 2007, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

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

The costs incurred in connection with the hedge transaction and the proceeds from the sale of the warrants are included as a net reduction in Common stock and capital in excess of par in the accompanying Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006, in accordance with the guidance in EITF No. 00-19. Additionally, the cost to purchase a portion of the warrants and the proceeds received from selling a portion of the notes hedges during December 2006 have also been recorded to stockholders equity. As of December 29, 2007, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $39.0 million and the estimated fair value of the remaining warrants sold in connection with the issuance of the 2023 Notes was $0.2 million. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

For the year ended December 29, 2007, a weighted average of 14.7 million common shares were included in diluted EPS for the 2023 Notes. There will be no other impact on basic or dilutive EPS for the 2023 Notes unless the price of Cadence’s common stock exceeds the warrant strike price of $23.08 per share. Up to $23.08 per share, in connection with any conversion, the operation of the hedge transactions and sale of the warrants would effectively result in no impact on basic or dilutive EPS. In the event Cadence’s common stock exceeds $23.08 per share, for the first $1.00 the price exceeds $23.08, there would be dilution of approximately 0.6 million shares, but the impact on the calculation of EPS will vary depending on when during the year the $23.08 per share price is reached. As the share price continues to increase, dilution would continue to occur but at a declining rate. If these transactions settle in Cadence’s favor, Cadence could be exposed to credit risk related to the other party to the transactions.

NOTE 7.	TERM LOAN

On December 19, 2005, Castlewilder, a company incorporated in Ireland and a wholly-owned subsidiary of Cadence, entered into a $160.0 million syndicated term facility agreement, or Credit Agreement, with Banc of America Securities LLC as lead arranger, and Bank of America, N.A. as Administrative Agent. During the year ended December 30, 2006, Castlewilder made principal payments of $132.0 million. During the year ended December 29, 2007, Castlewilder made the remaining principal payment of $28.0 million.

NOTE 8.	INCOME TAXES

The provision for income taxes consisted of the following components in fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Current:
Federal	$34,041	$31,533	$66,179
State	4,020	2,806	11,859
Foreign	16,947	35,830	24,070

Total current	55,008	70,169	102,108

Deferred:
Federal	13,709	29,447	(15,439)
State	(5,500)	4,769	(8,988)
Foreign	4,602	(4,681)	1,459

Total deferred	12,811	29,535	(22,968)

Total provision for income taxes	$67,819	$99,704	$79,140

Income before provision for income taxes included income from Cadence’s foreign subsidiaries of approximately $218.3 million in 2007, $95.2 million in 2006 and $87.1 million in 2005.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 35% to income before provision for income taxes in fiscal 2007, 2006 and 2005 as follows:

	2007	2006	2005
	(In thousands)

Provision computed at federal statutory rate	$127,425	$84,657	$44,969
State income tax, net of federal tax effect	(386)	5,031	702
Taxes on AJCA repatriation	----	----	30,082
Foreign income taxed at a higher (lower) rate	(26,886)	3,719	63
Stock-based compensation	(556)	1,388	3,420
Basis difference in acquisitions	4,251	7,438	5,775
Change in valuation allowance	(809)	783	(2,698)
Research and development tax credit	(10,203)	(3,289)	(2,328)
Settlement of the IRS exam for the 1997 – 1999 tax years	(27,771)	----	----
Other	2,754	(23)	(845)

Provision for income taxes	$67,819	$99,704	$79,140

Effective tax rate	19%	41%	62%

The components of deferred tax assets and liabilities consisted of the following as of December 29, 2007 and December 30, 2006:

	2007	2006
	(In thousands)

Deferred Tax Assets:
Intangibles	$35,731	$45,506
Accruals and reserves	87,141	53,030
Tax credit carryforwards	79,095	25,974
Depreciation and amortization	18,580	19,803
Investments	16,919	17,916
Stock-based compensation	25,061	22,747
Net operating loss carryforwards	32,302	7,426
Other	406	2,169

Total deferred tax assets	295,235	194,571
Valuation allowance	(5,101)	(5,909)

Net deferred tax assets	290,134	188,662

Deferred Tax Liabilities:
Intangibles	(31,807)	(29,865)
Other	(7,707)	(8,717)

Total deferred tax liabilities	(39,514)	(38,582)

Total net deferred tax assets	$250,620	$150,080

As of December 29, 2007, Cadence had total net deferred tax assets of approximately $250.6 million. Realization of the deferred tax assets will depend on generating sufficient taxable income of the appropriate character and in the appropriate jurisdictions prior to the expiration of certain net operating loss, capital loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized.

The valuation allowance decreased by $0.8 million during 2007 based on estimated realization of deferred tax assets in future years. As of December 29, 2007, the valuation allowance was $5.1 million and is related to certain state net operating losses and tax credits, and certain foreign capital loss carryforwards, the utilization of which is not likely based on Cadence’s estimation of future taxable income in these states and future foreign capital gains.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. As of December 29, 2007, the cumulative amount of earnings upon which United States income taxes have not been provided was approximately $424.2 million. As of December 29, 2007, the unrecognized deferred tax liability for these earnings was approximately $139.8 million. Cadence intends to indefinitely reinvest its foreign earnings outside of the United States.

As of December 29, 2007, Cadence had federal and California net operating loss carryforwards of approximately $34.8 million and $27.1 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2008 through 2026. The California net operating loss carryforwards will expire at various dates from 2012 through 2016. Cadence also has tax effected net operating losses from states other than California of $1.8 million, net of federal tax benefit, which will expire at various dates from 2008 through 2025.

As of December 29, 2007, Cadence had federal tax credits of $10.3 million, California credits of $14.3 million, net of federal tax benefit, credits from states other than California of $4.1 million, net of federal tax benefit and $0.5 million of tax credits in foreign jurisdictions. $16.0 million of these tax credits do not expire and carry forward indefinitely until utilized and the remaining $13.2 million of tax credits will expire at various dates from 2008 through 2027.

The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Consolidated Balance Sheet for fiscal 2007. Cadence recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of retained earnings. Cadence also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill.

Upon adoption of FIN No. 48, Cadence also recognized additional long-term income tax assets of $115.0 million and additional long-term income tax liabilities of $115.0 million to present the unrecognized tax benefits as gross amounts on the Consolidated Balance Sheet. Cadence also decreased current income tax liabilities by $26.2 million and increased long-term income tax liabilities by the same amount based on its anticipation of the amount of cash payments to be made within one year.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s United States federal income tax returns beginning with the 1997 tax year remain subject to examination by the IRS. Cadence’s California income tax returns beginning with the 2001 tax year remain subject to examination by the California Franchise Tax Board.

In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 related to transfer pricing arrangements that Cadence had with a foreign subsidiary. In December 2007, the Joint Committee on Taxation of the U.S. Congress, or the Joint Committee, approved and the Appeals Office of the IRS, or the Appeals Office, executed settlement agreements, which resulted in an effective settlement of the transfer pricing dispute for purposes of FIN No. 48. As a result of this effective settlement, Cadence recognized a tax benefit of $27.8 million in the Consolidated Income Statement. Cadence also recognized a tax benefit of $6.2 million in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income as a result of this effective settlement.

Cadence did not reach a settlement with the Appeals Office of the IRS on separate tax refund claims that would increase its tax deductions for foreign trade income for the tax years 1997 through 1999. Cadence continues to believe that its position is well supported and Cadence is currently considering its options for further pursuing this matter.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it had with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been between 4% and 10% since 2001. The IRS is currently examining Cadence’s federal income tax returns for the tax years 2003 through 2005.

The changes in the gross amount of unrecognized tax benefits for the year ended December 29, 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$337,226
Gross amount of the decreases in unrecognized tax benefits of tax positions taken during a prior year	(31,608)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	7,764
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(6,001)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(511)

Balance as of December 29, 2007	$306,870

As of December 29, 2007, $228.4 million of unrecognized tax benefits would, if recognized, reduce the effective tax rate, as compared to $232.1 million as of December 31, 2006, the first day of Cadence’s fiscal year.

The total amounts of interest and penalties recognized in the Consolidated Income Statement for the year ended December 29, 2007 resulted in net tax benefits of $11.1 million and $0.4 million, respectively, primarily due to the effective settlement of tax audits during the year. The total amounts of gross accrued interest and penalties recognized in the Consolidated Balance Sheets as of December 29, 2007, were $47.9 million and $9.7 million, respectively as compared to $65.8 million and $10.1 million, respectively as of December 31, 2006.

NOTE 9.	ACQUISITIONS

For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.

Comparative pro forma financial information for all 2007, 2006 and 2005 acquisitions have not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

2007 Acquisitions

During 2007, Cadence acquired Invarium, Inc., a San Jose-based developer of advanced lithography-modeling and pattern-synthesis technology, and Clear Shape Technologies, Inc., a San Jose-based design for manufacturing technology company specializing in design-side solutions to minimize yield loss for advanced semiconductor integrated circuits. Cadence acquired these two companies for an aggregate purchase price of $75.5 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $45.7 million of goodwill recorded in connection with these acquisitions is not expected to be deductible for income tax purposes. Prior to acquiring Clear Shape Technologies, Inc., Cadence had an investment of $2.0 million in the company, representing a 12% ownership interest, which had been accounted for under the cost method of accounting. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for this acquisition as a step acquisition. Subsequent adjustments to the purchase price of these acquired companies are included in the “Other” line of the changes of goodwill table in Note 10 below.

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

During the year ended December 29, 2007, Cadence recorded $4.1 million of goodwill for achieved earnouts paid in cash to former stockholders of acquired companies. In addition, Cadence recorded $0.3 million in compensation expense related to these earnouts during the year ended December 29, 2007.

During the year ended December 30, 2006, Cadence recorded $18.6 million of goodwill for achieved earnouts paid in cash to former stockholders of acquired companies. In addition, Cadence recorded $1.4 million in compensation expense related to these earnouts during the year ended December 30, 2006.

During the year ended December 31, 2005, Cadence recorded $27.5 million of goodwill for achieved earnouts payable to former stockholders of acquired companies. The $27.5 million of earnouts consisted of $26.2 million of cash payments and the issuance of 0.1 million shares of Cadence’s common stock valued at $1.3 million.

Write-off of Acquired In-Process Research and Development

Acquired in-process research and development charges represent in-process research and development that had not reached technological feasibility at the time of acquisition and had no probable alternative future use.

For acquisitions completed during 2007, 2006 and 2005, the purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process research and development is a component of operating expenses in the Consolidated Income Statements.

Described below are the write-offs of acquired in-process research and development charges in fiscal 2007, 2006 and 2005.

	2007	2006		2005
	(In thousands)
2007 acquisitions	$2,678	$	----	$	----
2006 acquisition	----		900		----
Verisity Ltd.	----		----		9,400

Total in-process research and development	$2,678		$900		$9,400

NOTE 10.	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill, which it completed during the third quarter of 2007. Based on the results of the impairment review, Cadence determined that no indicators of impairment existed for its reporting unit during 2007.

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

The changes in the carrying amount of goodwill for the years ended December 29, 2007 and December 30, 2006 are as follows:

(In thousands)
Balance as of December 31, 2005	$1,232,926
Goodwill resulting from acquisition during the year	17,393
Additions due to earnouts	18,632
Adjustments to acquired deferred tax assets and taxes payable	(377)
Tax benefits allocable to goodwill	(1,370)
Other	375

Balance as of December 30, 2006	1,267,579

Goodwill resulting from acquisitions during the year	45,700
Additions due to earnouts	4,137
Tax benefits allocable to goodwill	(1,708)
Adoption of FIN No. 48	(7,318)
Other	1,821

Balance as of December 29, 2007	$1,310,211

Acquired Intangibles, net

Acquired intangibles with finite lives as of December 29, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)
Existing technology and backlog	$651,427	$(602,161)	$49,266
Agreements and relationships	96,585	(51,791)	44,794
Distribution rights	30,100	(13,545)	16,555
Tradenames, trademarks and patents	29,367	(12,910)	16,457

Total acquired intangibles	$807,479	$(680,407)	$127,072

Cadence acquired intangible assets of $60.7 million during the year ended December 29, 2007, of which $27.9 million was acquired in connection with the acquisitions described in Note 9. Of the $32.8 million of other acquired intangibles, $30.7 million is included in agreements and relationships and $2.1 million is included in tradenames, trademarks, and patents in the above table. The $60.7 million of acquired intangible assets had a weighted average life of 5 years at the time of acquisition.

Acquired intangibles with finite lives as of December 30, 2006 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)
Existing technology and backlog	$625,832	$(572,315)	$53,517
Agreements and relationships	63,153	(41,773)	21,380
Distribution rights	30,100	(10,535)	19,565
Tradenames, trademarks and patents	26,634	(8,358)	18,276

Total acquired intangibles	$745,719	$(632,981)	$112,738

Amortization expense for the fiscal years 2007, 2006 and 2005, by Income statement caption, was as follows:

	2007	2006	2005
	(In thousands)
Cost of product	$22,338	$33,239	$46,957
Cost of services	11	863	1,746
Cost of maintenance	4,869	6,008	5,670
Amortization of acquired intangibles	19,421	23,141	47,762

Total acquired intangibles	$46,639	$63,251	$102,135

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)
2008	$43,083
2009	33,735
2010	21,417
2011	16,114
2012	10,623
Thereafter	2,100

Total estimated amortization expense	$127,072

NOTE 11.	SALES OF INSTALLMENT CONTRACT RECEIVABLES

From time-to-time, Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financing institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The following table shows the amounts of accounts receivable transferred to financing institutions on a non-recourse basis in fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Accounts receivable transferred	$229,234	$200,837	$202,757

Losses on the sale of receivables are included in General and administrative expense in the accompanying Consolidated Income Statements. The recorded losses are determined based on the purchasing financing institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded in fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Losses on sales of receivables	$13,790	$20,257	$10,678

When Cadence sells receivables, it generally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights have not been material to Cadence’s Consolidated Financial Statements.

NOTE 12.	FINANCIAL INSTRUMENTS

Investments

The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of December 29, 2007:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)
Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$198,708	$	----	$	----	$198,708
Cash Equivalents – Money market mutual funds	864,212		----		----	864,212

Total Cash and cash equivalents	$1,062,920	$	----	$	----	$1,062,920

Classified as investments:
Time deposits	$254	$	----	$	----	$254
Marketable securities – available-for-sale	14,044		4,467		(3,572)	14,939
Non-marketable securities	26,221		----		----	26,221

Total investments	$40,519		$4,467		$(3,572)	$41,414

Investments reported as:
Short-term investments						$15,193
Long-term investments in Other assets						26,221

Total investments						$41,414

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 29, 2007:

	Less than 12 Months
		Gross
		Unrealized
	Fair Value	Losses
	(In thousands)

Marketable securities – available-for-sale	$6,446	$(3,572)

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

The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of December 30, 2006:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$80,015	$	----	$	----	$80,015

Cash equivalents:
Money market mutual funds	6,023		----		----	6,023
Commercial paper	848,304		----		----	848,304

Total cash equivalents	854,327		----		----	854,327

Total Cash and cash equivalents	$934,342	$	----	$	----	$934,342

Classified as investments:
Time deposits	$434	$	----	$	----	$434
Marketable securities – available-for-sale	15,510		9,749		(1,604)	23,655
Non-marketable securities	31,360		----		----	31,360

Total investments	$47,304		$9,749		$(1,604)	$55,449

Investments reported as:
Short-term investments						$24,089
Long-term investments in Other assets						31,360

Total investments						$55,449

Marketable Securities

Net recognized gains from the sale of available-for-sale securities in fiscal 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In thousands)

Available-for-sale Securities	$4,404	$6,667	$9,191

There were no recognized losses from other-than-temporary declines in the market value of available-for-sale securities in 2007, 2006 or 2005.

Non-Marketable Securities

Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities, which are included in Other assets on the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were $6.0 million in 2007, $19.9 million in 2006 and $2.5 million in 2005. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.6 million in 2007 and $2.7 million in 2006. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Income Statements.

The following table illustrates the carrying value of Cadence’s non-marketable securities as of December 29, 2007 and December 30, 2006:

	2007	2006
	(In thousands)

Non-Marketable Securities – Application of Cost Method	$23,853	$29,726
Non-Marketable Securities – Application of Equity Method	2,368	1,634

Total	$26,221	$31,360

Cost Method Investments

Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $2.6 million in 2007, $2.5 million in 2006 and $9.7 million in 2005. These write-downs are included in Other income, net, in the Consolidated Income Statements.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which Cadence and its 1996 Deferred Compensation Venture Investment Plan Trust are the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, Cadence received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during the year ended December 30, 2006. In addition, the 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during the year ended December 30, 2006. Under the purchase agreement, an additional 10% of the consideration was held in escrow, which was released to Cadence and to the trust in January 2007. Upon receipt of these additional proceeds, Cadence recorded a gain of $2.6 million and the 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million in the year ended December 29, 2007.

Equity Method Investments

Cadence’s voting interest in its equity method investments ranged from approximately 10% to 46% of the following privately-held companies: Accent International S.A., D2S, Inc., FyreStorm, Inc., GSR Associates II, L.P., Shanghai SVA Integrated Circuits Co., Ltd. and ZCIST Co., Ltd.

The following table presents (unaudited) summary financial data of Cadence’s equity method investments held as of and for the year ended December 29, 2007:

As of December 29, 2007:	(In thousands)
Current assets	$19,246
Non-current assets	7,841
Current liabilities	12,579
Non-current liabilities	7,175
Stockholders’ deficit	7,333

For the year ended December 29, 2007:
Net sales	$15,626
Costs and expenses	(38,590)
Operating loss	(22,964)
Net loss	(24,077)

In accordance with the equity method of accounting, Cadence records its proportional share of the investees’ gains or losses in Other income, net. Cadence records its interest in equity method gains and losses in the quarter following the quarter in which these gains or losses actually occur because it is not practicable to obtain investee financial statements prior to the issuance of Cadence’s Consolidated Financial Statements. In addition, Cadence records impairment losses of equity method investments if an other-than-temporary decline in value exists. These write-downs are included in Other income, net, in the Consolidated Income Statements. Cadence’s proportional share of its investees’ net losses and impairment losses was as follows:

	2007	2006	2005
	(In thousands)

Proportional share of equity method losses	$(3,027)	$(1,200)	$(6,492)
Impairments of equity method investments	----	----	(1,271)

As of December 29, 2007, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial.

NOTE 13. LEASE COMMITMENTS

Equipment and facilities are leased under various operating leases expiring at various dates through the year 2025. Certain of these leases contain renewal options. Rental expense was $34.6 million for 2007, $30.5 million for 2006 and $29.0 million for 2005.

As of December 29, 2007, future minimum lease payments under non-cancelable operating leases were as follows:

			Net
	Operating	Sub-lease	Operating
	Leases	Income	Leases
For the fiscal years:	(In thousands)

2008	$42,219	$(2,849)	$39,370
2009	27,310	(1,604)	25,706
2010	17,369	(483)	16,886
2011	11,201	(434)	10,767
2012	9,316	(146)	9,170
Thereafter	27,142	(182)	26,960

Total lease payments	$134,557	$(5,698)	$128,859

Of the $128.9 million in net operating lease payments, $10.2 million was accrued in restructuring expense prior to December 29, 2007 and will be charged against the restructuring accrual as paid.

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

On February 8, 2007, Cadence, Magma Design Automation, Inc., or Magma, Altera Corp., or Altera, and Mentor Graphics Corp., or Mentor, filed a complaint in the United States District Court for the Northern District of California against an individual, Narpat Bhandari, or Bhandari, and Vanguard Systems, Inc., or Vanguard. The complaint sought a declaratory judgment that U.S. Patent No. 5,663,900, or the ’900 Patent, which discloses an electronic simulation and emulation system and is allegedly owned by Bhandari and Vanguard, is not infringed and is invalid and unenforceable. The Complaint further sought a declaratory judgment that LSI Logic Corporation, or LSI, has an ownership interest in the ’900 Patent that precludes Bhandari and Vanguard from asserting the patent without first joining LSI. In March 2007,

Cadence, Magma, Altera and Mentor amended the complaint to further plead non-infringement on the basis of obtaining a license to the ’900 Patent from its co-owner, LSI. In April 2007, Bhandari and Vanguard answered the amended complaint, asserting counterclaims alleging that certain products of Cadence and the other plaintiffs infringed the ’900 Patent. In a case management conference held on May 21, 2007, the court granted the request of Cadence, Magma, Altera and Mentor to bifurcate the case and stay all issues except for the question of LSI’s ownership interest in the ’900 Patent. Cadence, Magma, Altera and Mentor filed a Motion for Summary Judgment that LSI was a joint-owner and that the license from LSI warranted dismissal of Bhandari and Vanguard’s claim, which the court granted in favor of Cadence, Magma, Altera and Mentor. On December 4, 2007, the court issued an order entering judgment in favor of Cadence, Magma, Altera and Mentor and against Bhandari and Vanguard, thus bringing this matter to a close.

On May 30, 2007, Ahmed Higazi, a former Cadence employee, filed suit against Cadence in the United States District Court for the Northern District of California alleging that Cadence improperly classified him and a class of other Cadence information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) contributions in violation of the Employee Retirement Income Security Act, or ERISA. On June 20, 2007, Cadence answered plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, Cadence filed an amended answer. A period of discovery conducted by both sides then ensued, followed, in January 2008, by a private mediation of the case. At the mediation, the parties were successful in resolving their respective differences, and have entered into a settlement agreement without contesting the merits of the claims or admitting liability. The parties are in the process of preparing the various papers for court approval of the settlement. Final approval is not expected to occur until the third quarter of 2008. Cadence has accrued for the expected settlement in its Consolidated Balance Sheet as of December 29, 2007.

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

Cadence accounts for the effect of its 2023 Notes in the diluted earnings per share, or EPS, calculation using the if-converted method of accounting. Under that method, the 2023 Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the 2023 Notes is added back to net income.

EITF No. 04-08 requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the Convertible Senior Notes will be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19 and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted EPS are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method. As of December 29, 2007, no shares are included in diluted EPS for the Convertible Senior Notes.

The calculations for basic and diluted net income per share for fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands, except per share amounts)

Net income before cumulative effect of change in accounting principle	$296,252	$142,174	$49,343
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	876	1,565	1,564

Net income before cumulative effect of change in accounting principle, as adjusted	$297,128	$143,739	$50,907

Net income after cumulative effect of change in accounting principle	$296,252	$142,592	$49,343
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	876	1,565	1,564

Net income after cumulative effect of change in accounting principle, as adjusted	$297,128	$144,157	$50,907

Weighted average common shares:
Weighted average common shares used to calculate basic net income per share	271,455	279,354	278,520
2023 Convertible notes	14,721	26,438	26,837
Options	7,485	4,699	7,483
Restricted stock and ESPP shares	1,930	1,966	1,543

Weighted average common and potential common shares used to calculate diluted net income per share	295,591	312,457	314,383

Basic net income per share:
Net income per share before cumulative effect of change in accounting principle	$1.09	$0.51	$0.18

Net income per share after cumulative effect of change in accounting principle	$1.09	$0.51	$0.18

Diluted net income per share:
Net income per share before cumulative effect of change in accounting principle	$1.01	$0.46	$0.16

Net income per share after cumulative effect of change in accounting principle	$1.01	$0.46	$0.16

The following table presents the potential shares of Cadence common stock outstanding for fiscal years 2007, 2006 and 2005 which were not included in the computation of diluted net income per share because their effect would be antidilutive:

	2007	2006	2005
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2017)	12,642	24,077	26,039
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	----
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	14,717	14,717	26,829

Total potential common shares excluded	50,999	62,434	52,868

NOTE 16. STOCK REPURCHASE PROGRAMS

As of December 29, 2007, Cadence’s Board of Directors had authorized the following programs to repurchase shares of Cadence’s common stock in the open market:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)

August 2001	$500,000	$ ----
February 2006	500,000	----
December 2006	500,000	128,337

The table below presents the shares repurchased under Cadence’s stock repurchase programs in fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Shares repurchased	19,400	27,917	6,150
Total cost of repurchased shares	$399,490	$494,088	$101,070

In February 2008, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to an additional $500.0 million in the aggregate.

NOTE 17. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income in fiscal 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Net income	$296,252	$142,592	$49,343
Foreign currency translation gain (loss)	13,477	(4,862)	(8,550)
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and related tax effects (Note 2)	(4,545)	(6,527)	1,020
Other	(1,159)	----	----

Comprehensive income	$304,025	$131,203	$41,813

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $12.2 million in 2007, $11.4 million in 2006 and $10.8 million in 2005.

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. These investments are classified as trading securities on Cadence’s Consolidated Balance Sheets and gains and losses are recognized as income (expense) in the Consolidated Income Statements. Net recognized appreciation of trading securities in fiscal 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Trading Securities	$7,088	$3,701	$6,599

NOTE 19. STATEMENT OF CASH FLOWS

The supplemental cash flow information for 2007, 2006 and 2005 is as follows:

	2007	2006		2005
	(In thousands)

Cash Paid During the Year for:
Interest	$7,523		$6,401		$120

Income taxes, including foreign withholding tax	$32,450		$51,930		$9,430

Non-Cash Investing and Financing Activities:
Common and treasury stock issued and stock options assumed for acquisitions	$1,841		$2,594		$11,883

Common and treasury stock issued for payment under a performance-based bonus plan	$8,673		$5,088	$	----

Unrealized gain (loss) of available-for-sale securities, net of taxes	$(4,545)		$(6,527)		$1,020

Accrued payments for acquisition of intangibles	$12,500	$	----	$	----

Cadence adopted FIN No. 48 on December 31, 2006, the first day of fiscal 2007. The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Consolidated Balance Sheet for fiscal 2007, which amounts were non-cash items in Cadence’s 2007 Statement of Cash Flows. See Note 8 above for the non-cash effects of this adoption.

NOTE 20.  RESTRUCTURING AND OTHER CHARGES

Cadence initiated a separate plan of restructuring in each year from 2001 through 2005 in an effort to operate more efficiently. The following table presents activity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 associated with Cadence’s plans of restructuring.

	Severance
	and	Asset-		Excess
	Benefits	Related		Facilities	Total
	(In thousands)

Balance, January 1, 2005	$470		$3,549	$33,658	$37,677
Restructuring and other charges, net	20,442		2,377	12,515	35,334
Non-cash charges (credits)	----		(2,182)	94	(2,088)
Cash payments	(20,586)		(3,694)	(9,181)	(33,461)
Effect of foreign currency translation	(224)		(50)	(2,280)	(2,554)

Balance, December 31, 2005	$102	$	----	$34,806	$34,908
Restructuring and other charges (credits), net	(106)		----	(691)	(797)
Non-cash charges	----		----	194	194
Cash payments	(1)		----	(5,870)	(5,871)
Effect of foreign currency translation	5		----	2,861	2,866

Balance, December 30, 2006	$ ----	$	----	$31,300	$31,300
Restructuring and other charges (credits), net	----		----	(9,686)	(9,686)
Non-cash charges	----		----	245	245
Cash payments	----		----	(12,373)	(12,373)
Effect of foreign currency translation	----		----	719	719

Balance, December 29, 2007	$ ----	$	----	$10,205	$10,205

On October 5, 2007, Cadence completed a lease termination agreement for a facility included in the 2001 restructuring plan, whereby Cadence paid $8.2 million and was released from all future obligations related to the facility. Cadence recorded a credit to Restructuring and other charges of $7.1 million during the year ended December 29, 2007, representing the lease loss accrual related to this facility in excess of the amount paid.

During 2005, Cadence recorded Restructuring and other charges of $35.3 million, which included $20.4 million of workforce reduction costs associated primarily with its 2005 restructuring plan, and excess facility costs of $12.5 million, which consisted primarily of changes in lease loss estimates for facilities included in its 2001, 2002 and 2003 restructuring plans.

Each reporting period, Cadence evaluates the adequacy of the lease loss accrual. Cadence adjusts the lease loss accrual for changes in real estate markets or other factors that may affect estimated costs or sublease income. Cadence also considers executed sublease agreements and adjusts the lease loss accrual if sublease income under the agreement differs from initial estimates. The credits recorded during the fiscal years 2007 and 2006 primarily relate to changes in lease loss estimates.

As of December 29, 2007, Cadence’s total amount accrued for restructuring and other charges of $10.2 million consisted solely of estimated lease losses related to the restructuring activities initiated since 2001. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Of the $10.2 million, $2.5 million was included in Accounts payable and accrued liabilities and $7.7 million was included in Other long-term liabilities.

NOTE 21.	OTHER INCOME, NET

Other income, net, for fiscal 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Interest income	$48,118	$39,288	$15,606
Gains on sale of non-marketable securities (Note 12)	6,043	19,875	2,507
Gains on available-for-sale securities (Note 12)	4,404	6,667	9,191
Gains on securities in Cadence’s non-qualified deferred compensation trust (Note 18)	7,643	6,361	6,599
Gains (losses) on foreign exchange	(2,420)	1,949	4,541
Equity loss from investments (Note 12)	(3,027)	(1,200)	(6,492)
Write-down of investments (Note 12)	(2,550)	(2,467)	(10,934)
Other income (expense)	319	(71)	(5,921)

Total other income, net	$58,530	$70,402	$15,097

NOTE 22.	SEGMENT REPORTING

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

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following tables present a summary of revenue by geography in fiscal 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Americas:
United States	$741,904	$765,120	$613,186
Other Americas	34,828	31,255	20,335

Total Americas	776,732	796,375	633,521

Europe, Middle East and Africa:
Germany	63,847	88,198	72,548
Other Europe, Middle East, and Africa	233,037	196,199	172,443

Total Europe, Middle East, and Africa	296,884	284,397	244,991

Japan and Asia:
Japan	342,634	247,886	333,233
Asia	198,763	155,237	117,447

Total Japan and Asia	541,397	403,123	450,680

Total	$1,615,013	$1,483,895	$1,329,192

No one customer accounted for 10% or more of total revenue in fiscal 2007, 2006 or 2005.

As of December 29, 2007, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables. As of December 30, 2006, one customer accounted for 22% and one customer accounted for 13% of Cadence’s Receivables, net and Installment contract receivables.

The following tables present a summary of long-lived assets by geography as of December 29, 2007, December 30, 2006, and December 31, 2005:

	2007	2006	2005
	(In thousands)

Americas:
United States	$303,347	$325,076	$331,229
Other Americas	67	108	227

Total Americas	303,414	325,184	331,456

Europe, Middle East and Africa:
Germany	1,269	1,163	752
Other Europe, Middle East, and Africa	7,733	8,026	7,739

Total Europe, Middle East, and Africa	9,002	9,189	8,491

Japan and Asia:
Japan	1,070	797	2,193
Asia	25,977	19,405	14,805

Total Japan and Asia	27,047	20,202	16,998

Total	$339,463	$354,575	$356,945

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition
		Charged to	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 29, 2007:
Bad debt allowance	$2,067	$(655)	$ ----	$(323)	$1,089
Sales return allowance	1,737	----	69	----	1,806

Total	$3,804	$(655)	$69	$(323)	$2,895

Year Ended December 30, 2006:
Bad debt allowance	$6,896	$(4,431)	$ ----	$(398)	$2,067
Sales return allowance	4,083	----	(2,346)	----	1,737

Total	$10,979	$(4,431)	$(2,346)	$(398)	$3,804

Year Ended December 31, 2005:
Bad debt allowance	$8,151	$(647)	$ ----	$(608)	$6,896
Sales return allowance	4,583	----	(500)	----	4,083

Total	$12,734	$(647)	$(500)	$(608)	$10,979

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

(a) 3. Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Title
3.01		(a) The Registrant’s Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998 (Incorporated by reference to Exhibit 3.01(j) to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended July 4, 1998).
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
3.02		The Registrant’s Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-Q for the quarter ended March 29, 2003 (the “2003 First Quarter Form 10-Q”)).
4.01		Specimen Certificate of the Registrant’s Common Stock (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-4 Registration Statement (File No. 33-43400) filed on October 17, 1991).
4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes Due 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 27, 2003 (the “2003 Third Quarter Form 10-Q”)).
4.03		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.375% Convertible Senior Notes Due 2011 (Incorporated by reference to Exhibit 4.03 to the Registrant’s Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”)).
4.04		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes Due 2013 (Incorporated by reference to Exhibit 4.04 to the 2006 Form 10-K).
4.05		Registration Rights Agreement dated as of December 19, 2006 by and between the Registrant and Merrill Lynch, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. as representatives of the initial purchasers named therein (Incorporated by reference to Exhibit 4.05 to the 2006 Form 10-K).
*10	.01	The Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended September 29, 2007 (the “2007 Third Quarter Form 10-Q”)).
*10	.02	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended July 3, 2004 (the “2004 Second Quarter Form 10-Q”)).
*10	.03	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.03 to the Registrant’s Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Form 10-K”)).
*10	.04	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards as currently in effect under the Cadence Design Systems, Inc. 1987 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2006).
10.05		JTA Research Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-85080) filed on March 28, 2002).

Exhibit
Number		Exhibit Title
*10	.07	The Registrant’s 1995 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.07 to the 2006 Form 10-K)).
*10	.08	The Registrant’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on April 3, 2006).
*10	.09	The Registrant’s amended and restated Senior Executive Bonus Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 3, 2006).
*10	.10	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002, as amended and restated.
*10	.11	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001 (Incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 (the “2001 Form 10-K”)).
10.12		The Registrant’s 1993 Non-Statutory Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.02 to the 2007 Third Quarter Form 10-Q).
*10	.13	The Registrant’s 2009 Deferred Compensation Plan.
10.14		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-87674) filed on May 7, 2002).
10.15		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q (File No. 1-10606) for the quarter ended June 28, 1997).
*10	.17	Amended and Restated Residential Lease, effective as of February 21, 2007, between 849 College Avenue, Inc., a subsidiary of the Registrant, and Kevin and Elizabeth Bushby (Incorporated by reference to Exhibit 10.17 to the 2006 Form 10-K).
10.18		Verplex Systems, Inc. 1998 Stock Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-108251) filed on August 27, 2003).
10.19		Get2Chip.Com, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-104720) filed on April 24, 2003 (the “April 2003 Form S-8”)).
10.20		Get2Chip.Com, Inc. 2001 Stock Plan (Incorporated by reference to Exhibit 99.2 to the April 2003 Form S-8).
*10	.21	Description of Director Health Care Benefits (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2005).
10.22		Neolinear, Inc. 2004 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-115351) filed on May 10, 2004).
10.23		QDA, Inc. 2003 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended January 3, 2004 (the “2003 Form 10-K”)).
*10	.27	Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
*10	.28	Schedule 3 to Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, effective as of June 1, 2007 (Incorporated by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended June 20, 2007 (the “2007 Second Quarter Form 10-Q”)).

Exhibit
Number		Exhibit Title
10.29		Design Acceleration, Inc. 1994 Stock Plan (Incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 Registration Statement (File No. 333-71717) filed on February 3, 1999).
10.30		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to S-4 Registration Statement (File No. 333-69589) filed on June 7, 1999 (the “June 1999 Form S-8”)).
10.31		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).
10.32		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to the 2003 Form 10-K).
*10	.33	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended (Incorporated by reference to Exhibit 10.32 to the 2004 Second Quarter Form 10-Q).
10.34		eTop Design Technology, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-119335) filed on September 28, 2004).
10.35		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 99.5 to the June 1999 Form S-8).
10.36		Quickturn Design Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.6 to the June 1999 Form S-8).
*10	.37	Executive Release and Transition Agreement between the Registrant and Moshe Gavrielov, effective September 18, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2007).
10.38		OrCAD, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement (File No. 333-85591) filed on August 19, 1999).
*10	.39	Employment Agreement, effective as of May 12, 2004, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.78 to the 2004 Second Quarter Form 10-Q).
*10	.40	Amendment to Employment Agreement, dated as of May 17, 2005, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005).
*10	.41	Second Amendment to Employment Agreement, dated as of May 15, 2007, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007).
*10	.42	Third Amendment to Employment Agreement, dated as of December 21, 2007, between the Registrant and Michael J. Fister (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007).
10.43		Diablo Research Company LLC 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-93609) filed on December 27, 1999 (the “December 1999 Form S-8”)).
10.44		The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.04 to the 2007 Third Quarter Form 10-Q).
*10	.45	Form of Indemnity Agreement between the Registrant and its directors and executive officers (Incorporated by reference to Exhibit 10.01 to the 2000 Second Quarter Form 10-Q).
*10	.46	Employment Agreement, effective as of May 26, 2004, between the Registrant and Kevin Bushby (Incorporated by reference to Exhibit 10.80 to the 2004 Second Quarter Form 10-Q).
*10	.47	Employment Agreement, effective as of May 18, 2004, between the Registrant and R.L. Smith McKeithen (Incorporated by reference to Exhibit 10.81 to the 2004 Second Quarter Form 10-Q).

Exhibit
Number		Exhibit Title
10.48		The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.03 to the 2007 Third Quarter Form 10-Q).
10.49		Simplex Solutions, Inc. 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (File No. 333-88390) filed on July 3, 2002 (the “July 2002 Form S-8”)).
10.50		Simplex Solutions, Inc. 2001 Incentive Stock Plan (Incorporated by reference to Exhibit 99.2 to the July 2002 Form S-8).
10.51		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the July 2002 Form S-8).
10.52		Altius Solutions, Inc. 1999 Stock Plan (Incorporated by reference to Exhibit 99.4 to the July 2002 Form S-8).
*10	.53	Employment Agreement, effective as of January 1, 2005, between the Registrant and William Porter (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2004).
*10	.54	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.01 to the 2007 Second Quarter Form 10-Q).
*10	.55	Summary of Non-Employee Director Cash Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2005).
10.56		Term Facility Agreement, dated as of December 19, 2005, among Castlewilder, as borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as lead arranger and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2005 (the “December 2005 Form 8-K”)).
10.57		Guaranty, dated as of December 19, 2005, made by the Registrant in favor of Bank of America, N.A. as the Administrative Agent and the lender parties thereto (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K).
10.58		Guaranty, dated as of December 19, 2005, made by Cadence Technology Limited in favor of Bank of America, N.A. as the Administrative Agent and the lender parties to the Term Facility Agreement (Incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).
*10	.59	Employment Agreement, effective as of February 15, 2007, between the Registrant and James Miller (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007).
10.61		CadMOS Design Technology, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-56898) filed on March 12, 2001 (the “March 2001 Form S-8”)).
10.62		CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the March 2001 Form S-8).
10.63		DSM Technologies, Inc. 2000 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-82044) filed on February 4, 2002).
10.64		Silicon Perspective Corporation 1997 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-75874) filed on December 21, 2001).
10.65		The Registrant’s SPC Plan, effective December 20, 2001 (Incorporated by reference to Exhibit 10.65 to the 2001 Form 10-K).

Exhibit
Number	Exhibit Title
10.68	BTA Technology, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-102648) filed on January 22, 2003 (the “January 2003 Form S-8”)).
10.69	BTA-Ultima, Inc. 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the January 2003 Form S-8).
10.70	BTA Technology, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to the January 2003 Form S-8).
10.71	Celestry Design Technologies, Inc. 2001 Stock Option Plan (Incorporated by reference to Exhibit 99.4 to the January 2003 Form S-8).
10.72	Celestry Design Technologies, Inc. 2001 Executive Stock Plan (Incorporated by reference to Exhibit 99.5 to the January 2003 Form S-8).
10.73	Hedge Side Letter, dated as of August 10, 2003, by and between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.73 to the 2003 Form 10-K).
10.74	Warrant Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.74 to the 2003 Form 10-K).
10.75	Call Option Transaction Confirmation, dated August 11, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.75 to the 2003 Form 10-K).
10.76	Warrant Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.76 to the 2003 Form 10-K).
10.77	Call Option Transaction Confirmation, dated August 27, 2003, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.77 to the 2003 Form 10-K).
10.78	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-124025) filed on April 12, 2005 (the “April 2005 Form S-8”)).
10.79	Verisity Ltd. 1999 Israeli Share Option Plan (Incorporated by reference to Exhibit 99.2 to the April 2005 Form S-8).
10.80	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan (Incorporated by reference to Exhibit 99.3 to the April 2005 Form S-8).
10.81	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999) (Incorporated by reference to Exhibit 99.4 to the April 2005 Form S-8).
10.82	Verisity Ltd. 2000 Israeli Share Option Plan, as amended (Incorporated by reference to Exhibit 99.5 to the April 2005 Form S-8).
10.83	Amended and Restated Axis Systems Inc. 1997 Stock Plan (Incorporated by reference to Exhibit 99.6 to the April 2005 Form S-8).
10.84	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2011 (Incorporated by reference to Exhibit 10.84 to the 2006 Form 10-K).

Exhibit
Number	Exhibit Title
10.85	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013 (Incorporated by reference to Exhibit 10.85 to the 2006 Form 10-K).
10.86	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited (Incorporated by reference to Exhibit 10.86 to the 2006 Form 10-K).
10.87	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited (Incorporated by reference to Exhibit 10.87 to the 2006 Form 10-K).
10.88	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2011 (Incorporated by reference to Exhibit 10.88 to the 2006 Form 10-K).
10.89	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013 (Incorporated by reference to Exhibit 10.89 to the 2006 Form 10-K).
10.90	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.90 to the 2006 Form 10-K).
10.91	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.91 to the 2006 Form 10-K).
10.92	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2011 (Incorporated by reference to Exhibit 10.92 to the 2006 Form 10-K).
10.93	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013 (Incorporated by reference to Exhibit 10.93 to the 2006 Form 10-K).
10.94	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International (Incorporated by reference to Exhibit 10.94 to the 2006 Form 10-K).
10.95	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International (Incorporated by reference to Exhibit 10.95 to the 2006 Form 10-K).
10.96	Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-145891) filed on September 5, 2007).
21.01	Subsidiaries of the Registrant.
23.01	Independent Registered Public Accounting Firm’s Consent.
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit
Number	Exhibit Title
31.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of the Registrant’s Chief Financial Officer, William Porter, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

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
Dated: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME/TITLE	DATE

/s/ Michael J. Fister Michael J. Fister President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/s/ William Porter William Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

ADDITIONAL DIRECTORS

/s/ Dr. John B. Shoven Dr. John B. Shoven, Chairman of the Board of Directors	February 25, 2008

/s/ Donald L. Lucas Donald L. Lucas, Director	February 25, 2008

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli, Director	February 25, 2008

/s/ George M. Scalise George M. Scalise, Director	February 25, 2008

/s/ Roger Siboni Roger Siboni, Director	February 25, 2008

/s/ John A. C. Swainson John A. C. Swainson, Director	February 25, 2008

/s/ Lip-Bu Tan Lip-Bu Tan, Director	February 25, 2008