Form 10-Q
period 2008-03-29
CADENCE DESIGN SYSTEMS INC
filed 2008-04-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

On March 29, 2008, 257,854,529 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 29,	December 29,
	2008	2007

Current Assets:
Cash and cash equivalents	$825,545	$1,062,920
Short-term investments	11,157	15,193
Receivables, net of allowances of $2,752 and $2,895, respectively	346,321	326,211
Inventories	29,771	31,003
Prepaid expenses and other	97,940	94,236

Total current assets	1,310,734	1,529,563
Property, plant and equipment, net of accumulated depreciation of $633,059 and $624,680, respectively	345,918	339,463
Goodwill	1,315,561	1,310,211
Acquired intangibles, net	124,196	127,072
Installment contract receivables	214,991	238,010
Other assets	326,003	326,831

Total Assets	$3,637,403	$3,871,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$230,385
Accounts payable and accrued liabilities	220,906	289,934
Current portion of deferred revenue	298,956	265,168

Total current liabilities	750,247	785,487

Long-Term Liabilities:
Long-term portion of deferred revenue	135,465	136,655
Convertible notes	500,000	500,000
Other long-term liabilities	357,986	368,942

Total long-term liabilities	993,451	1,005,597

Stockholders’ Equity:
Common stock and capital in excess of par value	1,528,671	1,516,493
Treasury stock, at cost	(780,999)	(619,125)
Retained earnings	1,119,176	1,162,441
Accumulated other comprehensive income	26,857	20,257

Total stockholders’ equity	1,893,705	2,080,066

Total Liabilities and Stockholders’ Equity	$3,637,403	$3,871,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Revenue:
Product	$156,193	$237,904
Services	32,196	31,922
Maintenance	98,800	95,359

Total revenue	287,189	365,185

Costs and Expenses:
Cost of product	12,001	15,652
Cost of services	25,193	23,615
Cost of maintenance	14,540	15,123
Marketing and sales	93,034	102,698
Research and development	125,356	117,065
General and administrative	37,708	40,611
Amortization of acquired intangibles	5,760	4,509
Restructuring and other charges (credits)	----	(945)
Write-off of acquired in-process technology	600	----

Total costs and expenses	314,192	318,328

Income (loss) from operations	(27,003)	46,857
Interest expense	(2,995)	(3,460)
Other income, net	5,763	19,530

Income (loss) before provision (benefit) for income taxes	(24,235)	62,927
Provision (benefit) for income taxes	(5,488)	18,506

Net income (loss)	$(18,747)	$44,421

Basic net income (loss) per share	$(0.07)	$0.16

Diluted net income (loss) per share	$(0.07)	$0.15

Weighted average common shares outstanding – basic	262,825	269,660

Weighted average common shares outstanding – diluted	262,825	293,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash and Cash Equivalents at Beginning of Period	$1,062,920	$934,342

Cash Flows from Operating Activities:
Net income (loss)	(18,747)	44,421
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	32,982	31,920
Stock-based compensation	21,590	27,682
Equity in loss from investments, net	333	637
Gain on investments, net	(224)	(7,498)
Gain on sale and leaseback of land and buildings	(535)	(11,127)
Write-down of investment securities	5,401	----
Write-off of acquired in-process technology	600	----
Tax benefit of call options	----	1,906
Deferred income taxes	----	191
Proceeds from the sale of receivables, net	15,660	41,434
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(142)	1,283
Other non-cash items	1,075	3,216
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(20,431)	18,156
Installment contract receivables	23,253	(87,504)
Inventories	1,281	(651)
Prepaid expenses and other	(3,546)	(9,832)
Other assets	(4,344)	(4,346)
Accounts payable and accrued liabilities	(80,931)	(37,729)
Deferred revenue	22,530	6,661
Other long-term liabilities	(14,886)	143

Net cash provided by (used for) operating activities	(19,081)	18,963

Cash Flows from Investing Activities:
Proceeds from sale of short-term investments	----	197
Proceeds from the sale of long-term investments	3,250	4,787
Proceeds from the sale of property, plant and equipment	----	46,500
Purchases of property, plant and equipment	(24,595)	(20,394)
Purchases of software licenses	(375)	----
Investment in venture capital partnerships and equity investments	----	(1,499)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(5,560)	(1,547)

Net cash provided by (used for) investing activities	(27,280)	28,044

Cash Flows from Financing Activities:
Principal payments on term loan	----	(28,000)
Tax benefit from employee stock transactions	95	8,642
Proceeds from issuance of common stock	25,485	111,616
Stock received for payment of employee taxes on vesting of restricted stock	(2,207)	(6,223)
Purchases of treasury stock	(216,236)	(121,455)

Net cash used for financing activities	(192,863)	(35,420)

Effect of exchange rate changes on cash and cash equivalents	1,849	825

Increase (decrease) in cash and cash equivalents	(237,375)	12,412

Cash and Cash Equivalents at End of Period	$825,545	$946,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Cadence adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 3 for information and related disclosures regarding Cadence’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cadence adopted SFAS No. 159 for fiscal 2008. However Cadence did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the three months ended March 29, 2008. Therefore, the adoption of SFAS No. 159 did not impact Cadence’s consolidated financial position, results of operations or cash flows.

NOTE 2.	STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock awards and restricted stock units. Restricted stock awards and restricted stock units are referred to in this Form 10-Q as restricted stock. In addition, the 1995 Directors Stock Option Plan, or

1995 Directors Plan, provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock and the ESPP for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Stock options	$7,519	$10,430
Restricted stock and stock bonuses	11,164	15,184
ESPP	2,907	2,068

Total stock-based compensation expense	$21,590	$27,682

Income tax benefit	$6,060	$10,011

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Dividend yield	None	None
Expected volatility	45.0%	23.0%
Risk-free interest rate	2.51%	4.54%
Expected life (in years)	4.5	4.4
Weighted average fair value of options granted	$4.29	$4.75

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

Restricted Stock and Stock Bonuses

The cost of restricted stock is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. The weighted average grant date fair values of restricted stock granted during the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Weighted average fair value of restricted stock granted	$10.66	$20.26

Generally, restricted stock vests over four years and is subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that the shares vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Stock-based compensation expense related to these performance-based restricted stock grants for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Stock-based compensation expense related to performance-based grants	$2,016	$1,764

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence’s common stock. Each period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the plan is based on the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. During the three months ended March 29, 2008, Cadence agreed to make the period’s payment of $2.7 million in cash. Under the terms of this performance-based bonus plan, future payments are to be made in stock. Stock-based compensation expense related to these performance-based bonus plans and the shares issued for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$1,425	$3,932
Shares issued for performance-based bonus plan	----	252

Employee Stock Purchase Plan

Under the ESPP, substantially all employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 12% of their annual base earnings plus bonuses, subject to a limit in any calendar year of $25,000 worth of common stock. The duration of each offering period under the ESPP is six months. New offerings begin on each February 1st and August 1st of each year and the purchase dates under the ESPP are January 31st and July 31st of each year.

Shares of Cadence’s common stock issued under the ESPP for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	2,719	1,921
Cash received from the exercise of purchase rights under the ESPP	$23,455	$22,581
Weighted average purchase price per share	$8.63	$11.76

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Dividend yield	None	None
Expected volatility	45.0%	23.0%
Risk-free interest rate	2.15%	5.16%
Expected life (in years)	0.5	0.5
Weighted average fair value of purchase rights granted	$2.97	$4.49

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

NOTE 3.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities, including cash equivalents, available-for-sale securities, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, and foreign exchange contracts. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets;

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of March 29, 2008.

	Fair Value Measurements as of March 29, 2008:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Assets:
Cash equivalents — Money market mutual funds	$706,080	$706,080	$	----	$	----
Available-for-sale securities	10,887	10,799		----		88
Trading securities held in NQDCs	51,451	51,451		----		----
Foreign currency exchange contracts	82	----		82		----

Total	$768,500	$768,330		$82		$88

Marketable Securities

Cadence considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Condensed Consolidated Statements of Operations as Other income, net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

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

During the three months ended March 29, 2008, Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $5.4 million. This impairment is included in Other income, net in the Condensed Consolidated Statement of Operations for the three month ended March 29, 2008.

NOTE 4.	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts an annual impairment analysis of goodwill. The most recent analysis was completed during the third quarter of 2007, at which time Cadence determined that no indicators of impairment existed. For purposes of SFAS No. 142, Cadence operates under one reporting unit. Cadence’s annual impairment review process compares the fair value of its reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the reporting unit’s fair value, Cadence utilized the market valuation approach in the most recent evaluation.

The changes in the carrying amount of goodwill for the three months ended March 29, 2008 were as follows:

(In thousands)

Balance as of December 29, 2007	$1,310,211
Goodwill resulting from acquisition during the period	3,074
Foreign currency translation	2,276

Balance as of March 29, 2008	$1,315,561

Acquired Intangibles, net

Acquired intangibles with finite lives as of March 29, 2008 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$655,467	$(608,352)	$47,115
Agreements and relationships	101,480	(55,943)	45,537
Distribution rights	30,100	(14,297)	15,803
Tradenames, trademarks and patents	29,867	(14,126)	15,741

Total acquired intangibles	$816,914	$(692,718)	$124,196

During the three months ended March 29, 2008, Cadence acquired intangible assets of $8.6 million, including $0.6 million allocated to acquired in-process technology related to Cadence’s acquisition of Chip Estimate Corporation. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed.

Acquired intangibles with finite lives as of December 29, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$651,427	$(602,161)	$49,266
Agreements and relationships	96,585	(51,791)	44,794
Distribution rights	30,100	(13,545)	16,555
Tradenames, trademarks and patents	29,367	(12,910)	16,457

Total acquired intangibles	$807,479	$(680,407)	$127,072

Amortization of acquired intangibles for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Cost of product	$4,683	$5,552
Cost of services	3	3
Cost of maintenance	1,045	1,227
Amortization of acquired intangibles	5,760	4,509

Total acquired intangibles	$11,491	$11,291

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2008 – remaining period	$32,827
2009	35,243
2010	22,924
2011	17,620
2012	12,129
Thereafter	3,453

Total estimated amortization expense	$124,196

NOTE 5.	CONTINGENCIES

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

On May 30, 2007, Ahmed Higazi, a former Cadence employee, filed suit against Cadence in the United States District Court for the Northern District of California alleging that Cadence improperly classified him and a class of other Cadence information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) Plan contributions in violation of the Employee Retirement Income Security Act, or ERISA. On June 20, 2007, Cadence answered plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, Cadence filed an amended answer. A period of discovery conducted by both sides then ensued, followed, in January 2008, by a private mediation of the case. At the mediation, the parties were successful in resolving their respective differences, and have entered into a settlement agreement without contesting the merits of the claims or admitting liability. The parties are in the process of obtaining court approval of the settlement, which is not expected to occur before the third quarter of 2008. Cadence has accrued for the expected settlement in its Condensed Consolidated Balance Sheets.

While the outcome of these litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on Cadence’s consolidated financial position, liquidity or results of operations.

Income Taxes

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements with its foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS took similar positions with respect to Cadence’s transfer pricing arrangements in the prior examination period and may make similar claims against Cadence’s transfer pricing arrangements in future examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates that are published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001. The IRS is currently examining Cadence’s federal income tax returns for the tax years 2003 through 2005.

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

Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, less unvested restricted stock grants, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

Cadence accounts for the effect of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes, in the diluted net income per share calculation using the if-converted method of accounting. Under that method, the 2023 Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the 2023 Notes is added back to net income.

Emerging Issues Task Force, or EITF, No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the 1.375% Convertible Senior Notes Due 2011 and the 1.500% Convertible Senior Notes Due 2013, together, the Convertible Senior Notes, may be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion,” and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted net income per share are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method of accounting.

The calculations for basic and diluted net income (loss) per share for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands, except per share amounts)

Basic:
Net income (loss)	$(18,747)	$44,421

Weighted average common shares outstanding	262,825	269,660

Basic net income (loss) per share	$(0.07)	$0.16

Diluted:
Net income (loss)	$(18,747)	$44,421
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	----	219

Net income (loss) as adjusted	$(18,747)	$44,640

Weighted average common and potential common shares used to calculate basic net income (loss) per share	262,825	269,660
2023 Notes	----	14,721
Options	----	7,336
Restricted stock and ESPP shares	----	1,886

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	262,825	293,603

Diluted net income (loss) per share	$(0.07)	$0.15

The following table presents the potential shares of Cadence’s common stock outstanding for the three months ended March 29, 2008 and March 31, 2007 that were not included in the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2017)	41,532	18,168
Non-vested shares of restricted stock	5,415	----
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through May 2008)	8,340	14,717

Total potential common shares excluded	78,927	56,525

NOTE 7.	STOCK REPURCHASE PROGRAMS

In December 2006, Cadence’s Board of Directors authorized a program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate that was completed during the three months ended March 29, 2008. In February 2008, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate.

The shares repurchased under Cadence’s stock repurchase programs during the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Shares repurchased	19,774	5,900
Total cost of repurchased shares	$216,236	$121,455

As of March 29, 2008, the repurchase authorization remaining under Cadence’s repurchase program totaled $412.1 million.

NOTE 8.	RETAINED EARNINGS

The changes in retained earnings for the three months ended March 29, 2008 were as follows:

(In thousands)

Balance as of December 29, 2007	$1,162,441
Net loss	(18,747)
Re-issuance of treasury stock	(24,518)

Balance as of March 29, 2008	$1,119,176

Cadence records a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. Gains on the re-issuance of treasury stock are recorded as a component of Capital in excess of par in Stockholders’ Equity. Losses on the re-issuance of treasury stock are recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Retained earnings in Stockholders’ Equity. During the three months ended March 29, 2008, Cadence recorded losses on the re-issuance of treasury stock of $24.5 million as a component of Retained earnings.

NOTE 9.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income (loss) for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Net income (loss)	$(18,747)	$44,421
Foreign currency translation gain	5,707	2,580
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	893	(835)

Comprehensive income (loss)	$(12,147)	$46,166

NOTE 10.	OTHER INCOME, NET

Cadence’s Other income, net, for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Interest income	$8,775	$12,222
Gains on sale of non-marketable securities	884	4,159
Gains (losses) on sale of non-marketable and trading securities in Cadence’s nonqualified deferred compensation trust	(660)	3,339
Gains on foreign exchange	2,273	447
Equity loss from investments	(333)	(637)
Write-down of investments (Note 3)	(5,401)	----
Other income	225	----

Total other income, net	$5,763	$19,530

NOTE 11.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the three months ended March 29, 2008 and March 31, 2007 is as follows:

	Three Months Ended
	March 29,		March 31,
	2008		2007
	(In thousands)

Cash Paid During the Period for:
Interest	$	----	$416

Income taxes, including foreign withholding tax		$15,860	$3,854

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions		$1,140	$ ----

Treasury stock issued for payment under a performance-based bonus plan	$	----	$5,216

Unrealized gain (loss) of available-for-sale securities, net of taxes		$893	$(835)

Cadence adopted FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on December 31, 2006, the first day of fiscal 2007. The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Condensed Consolidated Balance Sheet, which amounts were non-cash items in Cadence’s Statement of Cash Flows for the three months ended March 31, 2007.

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

The following table presents a summary of revenue by geography:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Americas:
United States	$109,552	$168,180
Other Americas	6,217	7,393

Total Americas	115,769	175,573

Europe, Middle East and Africa:
Germany	16,396	13,219
Other Europe, Middle East and Africa	46,856	40,234

Total Europe, Middle East and Africa	63,252	53,453

Japan and Asia:
Japan	75,087	98,082
Asia	33,081	38,077

Total Japan and Asia	108,168	136,159

Total	$287,189	$365,185

One customer accounted for 11% of total revenue during the three months ended March 29, 2008. One customer accounted for 12% of total revenue for the three months ended March 31, 2007.

As of March 29, 2008, three customers each accounted for 10% of Cadence’s Receivables, net and Installment contract receivables. As of December 29, 2007, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables.

The following table presents a summary of long-lived assets by geography:

	As of
	March 29,	December 29,
	2008	2007
	(In thousands)

Americas:
United States	$308,773	$303,347
Other Americas	61	67

Total Americas	308,834	303,414

Europe, Middle East and Africa:
Germany	1,256	1,269
Other Europe, Middle East and Africa	7,247	7,733

Total Europe, Middle East and Africa	8,503	9,002

Japan and Asia:
Japan	3,184	1,070
Asia	25,397	25,977

Total Japan and Asia	28,581	27,047

Total	$345,918	$339,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex system-on-chip, or SoC, or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” addressing four major design activities: functional verification, digital IC design, custom IC design and system interconnect design. The four Cadence® design platforms are Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design platforms. In addition, we augment these platform product offerings with a set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprise our primary product lines.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully below under the heading “Results of Operations” and “Liquidity and Capital Resources” below.

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

For further information about our other critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for an additional description of license types and timing of revenue recognition.

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

System Interconnect Design:  This product group consists of our printed circuit board, or PCB, and IC package design products, including the Allegro and OrCAD® products. The Allegro system interconnect design platform enables consistent co-design of interconnects across ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Design for Manufacturing:  Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the IC has been constructed correctly and can be manufactured successfully.

Revenue by Period

The following table shows our revenue for the three months ended March 29, 2008 and March 31, 2007 and the percentage of change in revenue between periods:

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

Product	$156.2	$237.9	(34)%
Services	32.2	31.9	1%
Maintenance	98.8	95.4	4%

Total revenue	$287.2	$365.2	(21)%

Product revenue decreased in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily because of a challenging economic environment and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Functional Verification, Digital IC Design and Custom IC Design products.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	March 29,	December 29,	September 29,	June 30,	March 31,
	2008	2007	2007	2007	2007

Functional Verification	20%	26%	20%	24%	24%
Digital IC Design	27%	27%	27%	29%	26%
Custom IC Design	25%	25%	32%	24%	24%
System Interconnect	11%	9%	7%	8%	10%
Design for Manufacturing	6%	6%	6%	7%	7%
Services and other	11%	7%	8%	8%	9%

Total	100%	100%	100%	100%	100%

As described under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the above table would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the customer individually licensed each specific software solution at the outset of the arrangement.

Revenue by Geography

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

United States	$109.6	$168.2	(35)%
Other Americas	6.2	7.4	(16)%
Europe, Middle East and Africa	63.2	53.4	18%
Japan	75.1	98.1	(23)%
Asia	33.1	38.1	(13)%

Total revenue	$287.2	$365.2	(21)%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 29,	March 31,
	2008	2007

United States	38%	46%
Other Americas	2%	2%
Europe, Middle East and Africa	22%	15%
Japan	26%	27%
Asia	12%	10%

Total	100%	100%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. One customer accounted for 11% of total revenue for the three months ended March 29, 2008 and one customer accounted for 12% of total revenue for the three months ended March 31, 2007.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Disclosures About Market Risk — Foreign Currency Risk” below.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Cost of product	$ ----	$0.1
Cost of services	1.0	0.9
Cost of maintenance	0.6	0.6
Marketing and sales	4.4	6.7
Research and development	9.8	13.2
General and administrative	5.8	6.2

Total	$21.6	$27.7

Cost of Revenue

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

Product	$12.0	$15.7	(24)%
Services	25.2	23.6	7%
Maintenance	14.5	15.1	(4)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended
	March 29,	March 31,
	2008	2007

Product	8%	7%
Services	78%	74%
Maintenance	15%	16%

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

A summary of Cost of product is as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Product related costs	$7.3	$10.1
Amortization of acquired intangibles	4.7	5.6

Total Cost of product	$12.0	$15.7

During the three months ended March 29, 2008, Cost of product decreased $3.7 million compared to the three months ended March 31, 2007, primarily due to a decrease in hardware costs attributable to decreased hardware sales.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the three months ended March 29, 2008, Cost of services increased $1.6 million compared to the three months ended March 31, 2007. For the three months ended March 31, 2007, we recognized a gain of $0.9 million on the sale of land and buildings that related to Cost of services, which reduced the overall Costs of services for that period. There was no similar reduction of Cost of services for the three months ended March 29, 2008 and the Cost of services for this period increased as a result.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. There were no material fluctuations in these components of Cost of maintenance during the three months ended March 29, 2008, as compared to the three months ended March 31, 2007.

Operating Expenses

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

Marketing and sales	$93.0	$102.7	(9)%
Research and development	125.4	117.1	7%
General and administrative	37.7	40.6	(7)%

Total operating expenses	$256.1	$260.4	(2)%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended
	March 29,	March 31,
	2008	2007

Marketing and sales	32%	28%
Research and development	44%	32%
General and administrative	13%	11%

Operating Expense Summary

Operating expenses decreased $4.3 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	A decrease of $6.1 million in stock-based compensation;
•	A decrease of $2.5 million in salary, benefits and other employee-related costs;
•	A decrease of $2.2 million in travel and customer conference costs; and
•	A decrease of $1.0 million in losses on the sale of Installment contract receivables; partially offset by
•	An increase of $7.9 million of Operating expenses in the three months ended March 29, 2008 due to no gains offsetting such expenses during this period. In three months ended March 31, 2007, we recognized a gain of $7.9 million on the sale of land and buildings that related to and accordingly reduced Operating expenses for that period. There was no similar reduction in Operating expenses for the three months ended March 29, 2008.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser approximately 262,500 square feet of office space, which represents all available space in the buildings. A substantial portion of the gain upon sale offset our costs and expenses during the three months ended March 31, 2007, and the remaining gain will be amortized over the remaining initial lease term.

Fluctuations in foreign currency exchange rates, primarily due to the decrease in the valuation of the United States dollar when compared to the European Union euro, the Indian rupee and the Japanese yen, increased operating expenses by $4.9 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007.

Marketing and Sales

Marketing and sales expense decreased $9.7 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	A decrease of $8.3 million in salary, benefits and other employee-related costs;
•	A decrease of $2.3 million in stock-based compensation; and
•	A decrease of $1.7 million in travel and customer conference costs; partially offset by
•	An increase of $2.8 million of Marketing and sales expense in the three months ended March 29, 2008 due to no gains offsetting such expense during this period. In three months ended March 31, 2007, we recognized a gain of $2.8 million on the sale of land and buildings that related to and accordingly reduced Marketing and sales expense for that period. There was no similar reduction in Marketing and sales expense for the three months ended March 29, 2008.

Research and Development

Research and development expense increased $8.3 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	An increase of $7.4 million in salary, benefits and other employee-related costs, primarily due to an increase in the number of employees supporting product development, our acquisitions of Clear Shape Technologies, Inc. and Invarium, Inc., and increases in salary costs; and
•	An increase of $4.7 million of Research and development expense in the three months ended March 29, 2008 due to no gains offsetting such expense during this period. In three months ended March 31, 2007, we recognized a gain of $4.7 million on the sale of land and buildings that related to and accordingly reduced Research and development expense for that period. There was no similar reduction in Research and development expense for the three months ended March 29, 2008; partially offset by
•	A decrease of $3.4 million in stock-based compensation.

General and Administrative

General and administrative expense decreased $2.9 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	A decrease of $1.6 million in salary, benefits and other employee-related costs; and
•	A decrease of $1.0 million in losses on the sale of Installment contract receivables.

Amortization of Acquired Intangibles

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Amortization of acquired intangibles	$5.8	$4.5

Amortization of acquired intangibles increased $1.3 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	An increase of $2.4 million of amortization for intangibles acquired in 2007 and 2008; partially offset by
•	A decrease of $1.1 million of amortization for intangible assets from prior year acquisitions that became fully amortized during 2007 and 2008.

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the three months ended March 29, 2008, we immediately charged to expense $0.6 million representing certain acquired in-process technologies that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate assumed in these calculations was 22% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies are expected to become commercially viable in June 2008. As of March 29, 2008, less than $0.1 million was incurred to complete the in-process technology and aggregate expenditures to complete the remaining in-process technology are expected to be approximately $0.2 million.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require further research and development after they have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Interest expense	$3.0	$3.5

During the three months ended March 29, 2008 and March 31, 2007, the primary component of interest expense was the Convertible Senior Notes. The decrease in interest expense for the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, was primarily due to the repayment in full of our Term Loan during the three months ended March 31, 2007.

Other income, net

Other income, net, for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Interest income	$8.8	$12.2
Gains on sale of non-marketable securities	0.9	4.2
Gains (losses) on sale of non-marketable and trading securities in Cadence’s nonqualified deferred compensation trust	(0.7)	3.3
Gains on foreign exchange	2.3	0.4
Equity loss from investments	(0.3)	(0.6)
Write-down of investments	(5.4)	----
Other income	0.2	----

Total other income, net	$5.8	$19.5

Interest income decreased $3.4 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007. The decrease was due to lower average cash balances and lower interest rates during the three months ended March 29, 2008.

During the three months ended March 29, 2008, we determined that one of our available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and we wrote down the investment by $5.4 million.

Income Taxes

The following table presents the provision (benefit) for income taxes and the effective tax rate for the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions, except percentages)

Provision (benefit) for income taxes	$(5.5)	$18.5
Effective tax rate	22.6%	29.4%

Our effective tax rate for the three months ended March 29, 2008 was a 22.6% benefit, as compared to a 29.4% provision for the three months ended March 31, 2007. Our effective tax rate for the three months ended March 29, 2008 reflects the tax benefit of the Loss before benefit for income taxes for the three months ended March 29, 2008, reduced by the period-specific items of net tax expense that included interest expense related to unrecognized tax benefits, tax benefits from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options issued under employee equity incentive plans, non-deductible acquired in-process technology and changes in prior years unrecognized tax benefits. The largest of the period-specific items of net tax expense was interest expense related to unrecognized tax benefits, net of related tax effects, of $2.2 million. Our effective tax rate decreased for the three months ended March 29, 2008, compared to the three months ended March 31, 2007, primarily due to the recognition of these period-specific items of net tax expense, partially offset by decreased tax benefits from foreign income that is taxed at a lower rate than the United States federal statutory income tax rate and from the federal research tax credit, which expired at the end of 2007.

We project our annual effective tax rate for the fiscal year ending January 3, 2009 to be approximately 37.0%, which includes anticipated interest expense related to unrecognized tax benefits for the year that is included in the provision (benefit) for income taxes. However, we expect that the effective tax rate for interim reporting periods may vary from the annual effective tax rate due to the recognition of other period-specific items of tax expense and benefit described above. Our effective tax rate for the year ended December 29, 2007 was 18.6%. Our projected annual effective tax rate for the year ending January 3, 2009 increased compared to the year ended December 29, 2007 primarily due to the recognition of previously unrecognized tax benefits of $27.8 million from an effective settlement with the Internal Revenue Service, or IRS, in 2007, the expiration of the federal research tax credit at the end of 2007, and lower tax benefits from employee stock-based compensation.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with our foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues with the Appeals Office of the IRS, or the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates that are published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

We believe that it is reasonably possible that the total amounts of unrecognized tax benefits for our transfer pricing arrangements with our foreign subsidiaries could significantly increase or decrease in the next 12 months if the Appeals Office develops new settlement guidelines that change our measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, we cannot currently provide an estimate of the range of the reasonably possible change.

We also believe that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in our cost sharing arrangements with our foreign subsidiaries could significantly increase or decrease in the next 12 months based on the outcome of the IRS appeal of Xilinx, Inc. v. Commissioner, which is before the U.S. Court of Appeal for the Ninth Circuit. We believe that the range of reasonably possible change is an increase in unrecognized tax benefits of $6.4 million to a decrease of unrecognized tax benefit of $1.6 million.

Significant judgment is required in applying the principles of FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” and Statement of Financial Accounting Standard, or SFAS, No. 109, “Accounting for Income Taxes.” The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

Liquidity and Capital Resources

	As of
	March 29,	December 29,
	2008	2007
	(In millions)

Cash, cash equivalents and Short-term investments	$836.7	$1,078.1
Net working capital	560.5	744.1

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Cash provided by (used for) operating activities	$(19.1)	$19.0
Cash provided by (used for) investing activities	(27.3)	28.0
Cash used for financing activities	(192.9)	(35.4)

Cash and cash equivalents and Short-term investments

As of March 29, 2008, our principal sources of liquidity consisted of $836.7 million of Cash and cash equivalents and Short-term investments, as compared to $1,078.1 million as of December 29, 2007.

Our primary sources of cash in the three months ended March 29, 2008 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;

•	Customer payments for design and methodology services;
•	Proceeds from the sale of receivables; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the three months ended March 29, 2008 were:

•	Payments relating to payroll, product, services and other operating expenses;
•	Payments to former shareholders of acquired businesses;
•	Purchases of property, plant and equipment; and
•	Purchases of treasury stock.

Net working capital

Net working capital decreased $183.6 million as of March 29, 2008, as compared to December 29, 2007, primarily due to:

•	A decrease of $237.4 million in Cash and cash equivalents; and
•	An increase of $33.8 million in Current portion of deferred revenue; partially offset by
•	An increase of $20.1 million in Receivables, net; and
•	A decrease of $69.0 million in Accounts payable and accrued liabilities.

Cash flows from operating activities

Cash flows provided by (used for) operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 29, 2008, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $15.7 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $41.4 million for the three months ended March 31, 2007. As a result of the credit losses recorded by banks in the second half of 2007 and the first quarter of 2008, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector, and we expect a reduced level of Proceeds from the sale of receivables throughout the remainder of 2008.

Net cash used for operating activities of $19.1 million for the three months ended March 29, 2008 was primarily comprised of:

•	A decrease in Accounts payable and other accrued liabilities of $80.9 million, primarily due to the payment of bonuses, commissions, and other salaries and benefits earned during fiscal 2007 and paid during the three months ended March 29, 2008; and
•	A decrease in Other long-term liabilities of $14.9 million; partially offset by
•	Net loss, net of non-cash related expenses, of $42.3 million;
•	An increase in cash received for deferred revenue of $22.5 million; and
•	A decrease in Receivables, net and Installment contract receivables of $18.5 million, net of sales of receivables, due to the payment terms set forth in our license agreements.

Net cash provided by operating activities of $19.0 million for the three months ended March 31, 2007 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $92.6 million; and
•	An increase in cash received for deferred revenue of $6.7 million; partially offset by
•	An increase in Accounts payable and other accrued liabilities of $37.7 million;
•	An increase in Receivables, net and Installment contract receivables of $27.9 million, net of sales of receivables, due to the payment terms set forth in our license agreements; and
•	An increase in Prepaid expenses and other current assets of $9.8 million.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	Proceeds from the sale of long-term investments.

Net cash used for investing activities was $27.3 million in the three months ended March 29, 2008, as compared to net cash provided by investing activities of $28.0 million in the three months ended March 31, 2007. The change was primarily due to:

•	A decrease of $46.5 million of Proceeds from the sale of property, plant and equipment;
•	An increase of $4.2 million of Purchases of property, plant and equipment;
•	An increase of $4.0 million in cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	A decrease of $1.5 million of Proceeds from the sale of long-term investments.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we are constructing an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $26.6 million in cash during the remainder of fiscal 2008 for construction of this new building. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

In connection with our acquisitions completed prior to March 29, 2008, we may be obligated to pay up to an aggregate of $62.4 million in cash during the next 50 months if certain defined performance goals are achieved in full. Of this amount, up to $51.4 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations and up to $11.0 million would be added to the purchase price of the acquisitions and will be recorded in Goodwill in our Condensed Consolidated Balance Sheets.

Cash flows from financing activities

Financing cash flows during the three months ended March 29, 2008 consisted primarily of the issuance of common stock under certain employee plans and purchases of treasury stock.

Net cash used for financing activities increased by $157.4 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007. The increase was primarily due to:

•	An increase of $94.8 million in Purchases of treasury stock; and
•	A decrease of $86.1 million in Proceeds from the sale of common stock due to a decreased number of options exercised during the three months ended March 29, 2008; partially offset by
•	A decrease of $28.0 million of payments on our Term Loan, the repayment of which was completed in March 2007.

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During the three months ended March 29, 2008, we recorded losses on the re-issuance of treasury stock of $24.5 million as a component of Retained earnings.

Other factors affecting liquidity and capital resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. As of March 29, 2008, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In

November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with our foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues with the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Securities Act, for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. We received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

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

As of March 29, 2008, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $32.9 million as of March 29, 2008. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $15.0 million as of March 29, 2008. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. We received net proceeds of $406.4 million after transaction fees of $13.6 million that were recorded in Other long-term assets and are being amortized to interest expense using the straight-line method over five years, which is the duration of the first redemption period. The 2023 Notes were issued by us at par and bear no interest. The 2023 Notes are convertible into our common stock initially at a conversion price of $15.65 per share, which would result in an aggregate of 26.8 million shares issued upon conversion, subject to adjustment upon the occurrence of specified events. In connection with the issuance of the Convertible Senior Notes in December 2006, we repurchased $189.6 million principal amount of the 2023 Notes, reducing the aggregate number of shares to be issued upon conversion to 14.7 million.

We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. The repurchase notice must be delivered during the period commencing 30 business days prior to the relevant repurchase date and ending on the close of business on the business day prior to the relevant repurchase date. In addition, we may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for those 2023 Notes that holders have required us to repurchase on August 15, 2008 or on other repurchase dates, as described above. Since the 2023 Notes can be redeemed by the holders on August 15, 2008, the 2023 Notes are classified as a Current liability in our Condensed Consolidated Balance Sheet as of March 29, 2008.

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

In the event of a fundamental change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in our corporate ownership or structure, in certain circumstances we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock. As of March 29, 2008, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

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

In addition, we sold warrants for our common stock to a financial institution for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. The warrants expire on various dates from February 2008 through May 2008 and must be settled in net shares. We received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the 2023 Notes in December 2006, we also purchased 12.1 million of the warrants for our common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million. Certain warrants that expired from February 21, 2008 through March 29, 2008 expired out of the money and no settlement was required. The remaining outstanding warrants will be included in diluted EPS to the extent the impact is dilutive.

As of March 29, 2008, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was $0.1 million and there was no fair value for the remaining warrants sold in connection with the issuance of the 2023 Notes. Subsequent changes in the fair value of these hedge and warrant transactions will not be recognized as long as the instruments remain classified as equity.

For further information about our 2023 Notes, including conversion rights and the effect of a fundamental change, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of March 29, 2008. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of March 29, 2008.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash – variable rate	$72.6	1.27%
Cash equivalents – variable rate	706.1	2.96%
Cash equivalents – fixed rate	23.6	2.14%

Total interest-bearing instruments	$802.3	2.79%

Foreign Currency Risk

Most of our revenue and material business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and in certain countries where we invoice customers in the local currency, we are adversely affected by a stronger dollar relative to major currencies worldwide. The primary effect of foreign currency transactions on our results of operations from a weakening United States dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening United States dollar is a reduction in revenue offset by a smaller reduction in expenses.

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

The following table provides information, as of March 29, 2008, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to or during May 2008.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$38.7	101.19
British pound sterling	22.0	0.50
European union euro	16.6	0.65
Israeli shekel	10.9	3.51
Taiwan dollar	9.3	30.37
Indian rupee	9.0	40.39
Other	18.2

Total	$124.7

Estimated fair value	$0.1

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes, and $250.0 million principal amount of our 2013 Notes, collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties, and in separate transactions, sold warrants for the purchase of our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” above.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with one of the initial purchasers and in a separate transaction, sold warrants for the purchase of our common stock to one of the initial purchasers to reduce the potential dilution from the conversion of the 2023 Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For an additional description of the 2023 Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us.

We consider all of our investments in marketable securities as available-for-sale. It is our policy to review the fair value of these marketable securities on a regular basis to determine whether our investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If we believe the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is our policy to write down the investment to reduce its carrying value to fair value.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $10.9 million as of March 29, 2008 and $14.9 million as of December 29, 2007. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

Our investments in marketable and non-marketable equity securities would be negatively affected by an adverse change in equity market prices, although the impact on our investments in non-marketable securities cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or will be successful or that we will be able to liquidate a particular investment when desired. Accordingly, we could lose all or part of our investment.

Our investments in non-marketable equity securities had a carrying amount of $23.5 million as of March 29, 2008 and $26.2 million as of December 29, 2007. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2008.

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

Based on their evaluation as of March 29, 2008, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2007, Ahmed Higazi, a former employee, filed suit against us in the United States District Court for the Northern District of California alleging that we improperly classified him and a class of our other information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) Plan contributions in violation of the Employee Retirement Income Security Act, or ERISA. On June 20, 2007, we answered plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, we filed an amended answer. A period of discovery conducted by both sides then ensued, followed, in January 2008, by a private mediation of the case. At the mediation, the parties were successful in resolving their respective differences, and have entered into a settlement agreement without contesting the merits of the claims or admitting liability. The parties are in the process of obtaining court approval of the settlement, which is not expected to occur before the third quarter of 2008.

While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors

Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. The descriptions below include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the SEC on February 26, 2008.

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

The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the transistor length, which is shrinking rapidly to 65 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade their EDA products and design flows.
•	The ability to design SoCs, increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-quality design IP that can be reliably incorporated into a customer’s design with our IC implementation products and services could reduce demand for our products and services.
•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services.

•	A growing number of low-cost design and methodology services businesses could reduce the need for some IC companies to invest in EDA products.

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

We have experienced, and may continue to experience, varied operating results. In particular, we experienced a net loss for the three months ended March 29, 2008, we have experienced net losses for some other past periods and we may experience net losses in future periods. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million.

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

Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenue could decrease, which could have an adverse effect on our results of operations. Our customers, which include the largest semiconductor companies in the world, often have significant bargaining power in negotiations with us. Mergers of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.

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

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results or financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired for which we cannot realize the anticipated value;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with us which may dissuade them from licensing or buying products acquired by us after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited experience.

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

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to March 29, 2008, we may be obligated to pay up to an aggregate of $62.4 million in cash during the next 50 months if certain performance goals related to one or more of the criteria mentioned above are achieved in full. Of this amount, up to $51.4 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations and up to $11.0 million would be added to the purchase price of the acquisitions and will be recorded in Goodwill in our Condensed Balance Sheets.

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

We have reduced the workforce in certain revenue-generating portions of our business. These reductions in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. We may need to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete and there is no assurance that any such restructuring efforts will be successful.

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

We sell certain installment contracts to certain financing institutions on a non-recourse or limited-recourse basis to generate cash. Our ability to complete these sales of installment contracts is affected by a number of factors, including the:

•	Economic conditions in the securities markets;
•	Credit policies of the financing institutions; and
•	Credit quality of customers whose installment contracts we wish to sell.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 62% for the three months ended March 29, 2008 and 54% for the three months ended March 31, 2007. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation of our deferred tax assets;
•	Changes in tax laws or the interpretation of such tax laws;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;
•	Increases to interest expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the IRS and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received an examination report from the IRS proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001. The IRS is currently examining our federal income tax returns for the tax years 2003 through 2005.

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

We have a substantial level of debt. As of March 29, 2008, we had $730.4 million of outstanding indebtedness as follows:

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

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of March 29, 2008, none of the conditions allowing holders of the 2023 Notes to convert had been met.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of March 29, 2008, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

In December 2006, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate that was completed during the three months ended March 29, 2008. In February 2008, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended March 29, 2008:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

December 30, 2007 – February 2, 2008	13,042	$12.08	----	$128.3
February 3, 2008 – March 1, 2008	11,139,240	$10.91	11,000,000	$508.4
March 2, 2008 – March 29, 2008	8,826,059	$10.97	8,774,400	$412.1

Total	19,978,341	$10.93	19,774,400

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

3.01	Amended and Restated Bylaws, as amended and effective March 5, 2008.	8-K	001-10606	3.1	3/10/2008
10.01	Employment Agreement, effective as of April 1, 2008, between the Registrant and R.L. Smith McKeithen.					X
10.02	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: April 25, 2008	By:	/s/ Michael J. Fister Michael J. Fister President, Chief Executive Officer and Director

DATE: April 25, 2008	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

3.01	Amended and Restated Bylaws, as amended and effective March 5, 2008.	8-K	001-10606	3.1	3/10/2008
10.01	Employment Agreement, effective as of April 1, 2008, between the Registrant and R.L. Smith McKeithen.					X
10.02	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X