Form 10-Q
period 2008-06-28
CADENCE DESIGN SYSTEMS INC
filed 2008-07-29
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No  X

On June 28, 2008, 260,256,338 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 28,	December 29,
	2008	2007

Current Assets:
Cash and cash equivalents	$836,513	$1,062,920
Short-term investments	52,751	15,193
Receivables, net of allowances of $3,218 and $2,895, respectively	315,677	326,211
Inventories	23,689	31,003
Prepaid expenses and other	99,153	94,236

Total current assets	1,327,783	1,529,563
Property, plant and equipment, net of accumulated depreciation of $640,382 and $624,680, respectively	359,023	339,463
Goodwill	1,314,238	1,310,211
Acquired intangibles, net	112,191	127,072
Installment contract receivables	192,503	238,010
Other assets	320,585	326,831

Total Assets	$3,626,323	$3,871,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$230,385
Accounts payable and accrued liabilities	246,981	289,934
Current portion of deferred revenue	247,758	265,168

Total current liabilities	725,124	785,487

Long-Term Liabilities:
Long-term portion of deferred revenue	122,116	136,655
Convertible notes	500,000	500,000
Other long-term liabilities	350,422	368,942

Total long-term liabilities	972,538	1,005,597

Stockholders’ Equity:
Common stock and capital in excess of par value	1,530,635	1,516,493
Treasury stock, at cost	(734,608)	(619,125)
Retained earnings	1,104,821	1,162,441
Accumulated other comprehensive income	27,813	20,257

Total stockholders’ equity	1,928,661	2,080,066

Total Liabilities and Stockholders’ Equity	$3,626,323	$3,871,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenue:
Product	$195,444	$263,793	$351,637	$501,697
Services	33,694	32,816	65,890	64,738
Maintenance	100,340	94,352	199,140	189,711

Total revenue	329,478	390,961	616,667	756,146

Costs and Expenses:
Cost of product	18,018	12,827	30,019	28,479
Cost of services	27,213	23,442	52,406	47,057
Cost of maintenance	14,439	15,295	28,979	30,418
Marketing and sales	89,907	98,063	182,941	200,761
Research and development	120,087	122,962	245,443	240,027
General and administrative	34,963	41,808	72,671	82,419
Amortization of acquired intangibles	5,820	4,413	11,580	8,922
Restructuring and other charges (credits)	(355)	(1,573)	(355)	(2,518)
Write-off of acquired in-process technology	----	----	600	----

Total costs and expenses	310,092	317,237	624,284	635,565

Income (loss) from operations	19,386	73,724	(7,617)	120,581
Interest expense	(2,880)	(3,064)	(5,875)	(6,524)
Other income (expense), net	(1,750)	14,207	4,013	33,737

Income (loss) before provision for income taxes	14,756	84,867	(9,479)	147,794
Provision for income taxes	9,760	25,271	4,272	43,777

Net income (loss)	$4,996	$59,596	$(13,751)	$104,017

Basic net income (loss) per share	$0.02	$0.22	$(0.05)	$0.38

Diluted net income (loss) per share	$0.02	$0.20	$(0.05)	$0.35

Weighted average common shares outstanding – basic	252,629	274,425	257,724	272,043

Weighted average common shares outstanding – diluted	269,060	302,746	257,724	297,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Cash and Cash Equivalents at Beginning of Period	$1,062,920	$934,342

Cash Flows from Operating Activities:
Net income (loss)	(13,751)	104,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,553	63,308
Stock-based compensation	43,044	54,709
Equity in loss from investments, net	718	1,720
(Gain) loss on investments, net	1,729	(12,093)
Gain on sale and leaseback of land and buildings	(1,070)	(12,071)
Write-down of investment securities	8,304	550
Write-off of acquired in-process technology	600	----
Tax benefit of call options	----	4,292
Deferred income taxes	880	1,332
Proceeds from the sale of receivables, net	46,025	76,311
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	324	(106)
Other non-cash items	(1,503)	5,045
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	11,007	24,168
Installment contract receivables	7,298	(153,636)
Inventories	7,350	(972)
Prepaid expenses and other	(8,075)	(7,760)
Other assets	(4,562)	810
Accounts payable and accrued liabilities	(56,629)	(19,493)
Deferred revenue	(37,187)	(16,926)
Other long-term liabilities	(12,580)	6,940

Net cash provided by operating activities	57,475	120,145

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale investments	3,693	3,256
Purchases of available-for-sale investments	(31,758)	----
Proceeds from the sale of long-term investments	3,250	6,241
Proceeds from the sale of property, plant and equipment	----	46,500
Purchases of property, plant and equipment	(60,769)	(37,996)
Purchases of software licenses	(375)	----
Investment in venture capital partnerships and equity investments	(1,419)	(1,948)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(6,189)	(7,394)

Net cash provided by (used for) investing activities	(93,567)	8,659

Cash Flows from Financing Activities:
Principal payments on term loan	----	(28,000)
Tax benefit from employee stock transactions	288	17,732
Proceeds from issuance of common stock	26,637	205,219
Stock received for payment of employee taxes on vesting of restricted stock	(3,287)	(10,337)
Purchases of treasury stock	(216,236)	(121,455)

Net cash provided by (used for) financing activities	(192,598)	63,159

Effect of exchange rate changes on cash and cash equivalents	2,283	2,224

Increase (decrease) in cash and cash equivalents	(226,407)	194,187

Cash and Cash Equivalents at End of Period	$836,513	$1,128,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cadence adopted SFAS No. 159 for fiscal 2008. However Cadence did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the six months ended June 28, 2008. Therefore, the adoption of SFAS No. 159 did not impact Cadence’s consolidated financial position, results of operations or cash flows.

Cadence has determined that Product revenue totaling $8.4 million recognized during the three months ended June 28, 2008 should have been recognized during the three months ended March 29, 2008. As a result, Cadence’s net loss for the three months ended March 29, 2008 would have decreased by $2.8 million, and net income for the three-months ended June 28, 2008 would have decreased by $2.8 million. The effect on the Condensed Consolidated Financial Statements for the three months ended June 28, 2008 and March 29, 2008 is not considered material, and there is no effect to the Condensed Consolidated Financial Statements for the six months ended June 28, 2008.

NOTE 2.	STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock awards and restricted stock units. Restricted stock awards and restricted stock units are referred to as restricted stock in this Quarterly Report on Form 10-Q. In addition, the 1995 Directors Stock Option Plan, or 1995 Directors Plan, provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock and the ESPP for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(In thousands)

Stock options	$6,708	$9,667	$14,227	$20,097
Restricted stock and stock bonuses	10,888	14,325	22,052	29,509
ESPP	3,858	3,035	6,765	5,103

Total stock-based compensation expense	$21,454	$27,027	$43,044	$54,709

Income tax benefit	$5,443	$9,002	$11,503	$19,013

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Dividend yield	None	None	None	None
Expected volatility	38.0%	24.0%	42.9%	23.1%
Risk-free interest rate	3.36%	4.92%	2.76%	4.70%
Expected life (in years)	4.5	4.4	4.5	4.4
Weighted average fair value of options granted	$4.04	$6.24	$4.22	$5.09

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

Restricted Stock and Stock Bonuses

The cost of restricted stock is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. The weighted average grant date fair values of restricted stock granted during the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Weighted average fair value of restricted stock granted	$11.24	$22.00	$11.10	$20.53

Generally, restricted stock vests over four years and is subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that the shares vest not upon the mere passage of time, but upon the attainment of certain predetermined performance goals. Cadence estimates the most likely outcome of such performance goals and recognizes the related stock-based compensation expense at each period. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Stock-based compensation expense related to these performance-based restricted stock grants for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(In thousands)

Stock-based compensation expense related to performance-based grants	$1,915	$1,869	$3,931	$3,633

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence’s common stock. Each period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the plan is based on the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. During the six months ended June 28, 2008, Cadence agreed to make the period’s payment of $2.7 million in cash. Under the terms of this performance-based bonus plan, future payments are to be made in stock. Stock-based compensation expense related to these performance-based bonus plans and the shares issued for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$1,402	$2,857	$2,827	$6,789
Shares issued for performance-based bonus plan	----	----	----	252

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

Shares of Cadence’s common stock issued under the ESPP for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	2,719	1,921
Cash received from the exercise of purchase rights under the ESPP	$23,455	$22,581
Weighted average purchase price per share	$8.63	$11.76

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Dividend yield	None	----	None	None
Expected volatility	38.0%	----	43.0%	23.0%
Risk-free interest rate	1.67%	----	2.05%	5.16%
Expected life (in years)	0.25	----	0.45	0.50
Weighted average fair value of purchase rights granted	$2.50	----	$2.86	$4.49

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

Fair Value of Financial Instruments

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities, including cash equivalents, available-for-sale securities, time deposits, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, and foreign exchange contracts. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of June 28, 2008:

	Fair Value Measurements as of June 28, 2008:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Cash equivalents — Money market mutual funds	$695,502	$695,502	$	----	$	----
Available-for-sale securities	52,483	52,408		----		75
Time deposits	268	268		----		----
Trading securities held in NQDCs	46,978	46,978		----		----
Foreign currency exchange contracts	161	----		161		----

Total	$795,392	$795,156		$161		$75

Marketable Securities

Cadence considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Condensed Consolidated Statements of Operations as Other income (expense), net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

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

The following tables summarize Cadence’s available-for-sale marketable securities as of June 28, 2008 and December 29, 2007:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

June 28, 2008	$43,403	$9,881	$(801)	$52,483
December 29, 2007	$14,044	$4,467	$(3,572)	$14,939

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 28, 2008:

	Less than 12 Months
		Gross
		Unrealized
	Fair Value	Losses
	(In thousands)

Marketable securities – available-for-sale	$4,502	$(801)

During the six months ended June 28, 2008, Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $5.4 million. This impairment is included in Other income (expense), net in the Condensed Consolidated Statement of Operations for the six months ended June 28, 2008. Cadence did not recognize an other-

than-temporary impairment of available-for-sale securities during the three months ended June 28, 2008 or during the three and six months ended June 30, 2007.

Cost Method Investments

Investments accounted for by Cadence under the cost method of accounting are carried at historical cost and Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred. Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $2.9 million for the three and six months ended June 28, 2008 and $0.6 million for the three and six months ended June 30, 2007. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statement of Operations.

NOTE 4.	CONVERTIBLE NOTES

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

In addition, if a fundamental change occurs prior to maturity, the conversion rate will increase by an additional amount of up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:

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

As of June 28, 2008, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Cadence evaluated the embedded conversion option in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and concluded that the embedded conversion option contained within the Convertible Senior Notes should not be accounted for separately because the conversion option is indexed to Cadence’s common stock and is classified as stockholders’ equity. Furthermore, Cadence evaluated the terms of the Convertible Senior Notes for a beneficial conversion feature in accordance with Emerging Issues Task Force, or EITF, No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and concluded there was no beneficial conversion feature at the commitment date based on the conversion rate of the Convertible Senior Notes relative to the commitment date stock price.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $29.4 million as of June 28, 2008. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $12.7 million as of June 28, 2008. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is considered dilutive.

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

Cadence may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for the 2023 Notes that the holders require Cadence to repurchase on the repurchase dates described below. The holders of the 2023 Notes may require Cadence to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. On July 16, 2008, Cadence filed a Tender Offer Statement on Schedule TO with the SEC and made available to the holders of the 2023 Notes, through the Depository Trust Company, documents specifying the terms, conditions and procedures for requiring Cadence to repurchase the 2023 Notes on August 15, 2008 for 100.25% of the principal amount. Because the holders of the 2023 Notes can require Cadence to repurchase for cash all or any portion of the 2023 Notes on August 15, 2008, the 2023 Notes are classified as a Current liability in Cadence’s Condensed Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007.

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

In the event of a fundamental change in Cadence’s corporate ownership or structure, the holders may require Cadence to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in Cadence’s corporate ownership or structure, in certain circumstances Cadence may choose to pay the repurchase price in cash, shares of Cadence common stock or a combination of cash and shares of Cadence common stock. As of June 28, 2008, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

Cadence evaluated the embedded conversion option in accordance with SFAS No. 133 and concluded that the embedded conversion option contained within the 2023 Notes should not be accounted for separately because the conversion option is indexed to Cadence’s common stock and is classified as stockholders’ equity. Furthermore, Cadence evaluated the terms of the 2023 Notes for a beneficial conversion feature in accordance with EITF No. 98-5 and EITF No. 00-27 and concluded there was no beneficial conversion feature at the commitment date based on the conversion rate of the 2023 Notes relative to the commitment date stock price.

In connection with the issuance of the Convertible Senior Notes in December 2006, a portion of the proceeds were used to purchase in the open market the 2023 Notes with a principal balance of $189.6 million and for a total purchase price of $228.5 million. In connection with this purchase, Cadence incurred expenses of $40.8 million for the early extinguishment of debt. The loss on early extinguishment of debt included the call premium on the purchased 2023 Notes and the write-off of a portion of the unamortized deferred debt issuance costs.

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

In addition, Cadence sold warrants for its common stock to a financial institution for the purchase of up to 26.8 million shares of Cadence common stock at a price of $23.08 per share. All of the warrants expired out of the money on various dates from February 2008 through May 2008 and no settlement was required. Cadence received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the

2023 Notes in December 2006, Cadence also purchased 12.1 million of the warrants for its common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million.

The costs incurred in connection with the hedge transaction and the proceeds from the sale of the warrants are included as a net reduction in Common stock and capital in excess of par in the accompanying Condensed Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007, in accordance with the guidance in EITF No. 00-19. Additionally, the cost to purchase a portion of the warrants and the proceeds received from selling a portion of the notes hedges during December 2006 have also been recorded to stockholders equity. As of June 28, 2008, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was zero. Subsequent changes in the fair value of these hedge transactions will not be recognized as long as the instruments remain classified as equity.

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

The changes in the carrying amount of goodwill for the six months ended June 28, 2008 were as follows:

(In thousands)

Balance as of December 29, 2007	$1,310,211
Goodwill resulting from acquisition during the period	3,074
Foreign currency translation	961
Tax benefits allocable to goodwill	(8)

Balance as of June 28, 2008	$1,314,238

Acquired Intangibles, net

Acquired intangibles with finite lives as of June 28, 2008 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$655,467	$(614,579)	$40,888
Agreements and relationships	100,812	(59,069)	41,743
Distribution rights	30,100	(15,050)	15,050
Tradenames, trademarks and patents	29,867	(15,357)	14,510

Total acquired intangibles	$816,246	$(704,055)	$112,191

During the six months ended June 28, 2008, Cadence acquired intangible assets of $8.6 million, including $0.6 million allocated to acquired in-process technology related to Cadence’s acquisition of Chip Estimate Corporation. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed.

Acquired intangibles with finite lives as of December 29, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$651,427	$(602,161)	$49,266
Agreements and relationships	96,585	(51,791)	44,794
Distribution rights	30,100	(13,545)	16,555
Tradenames, trademarks and patents	29,367	(12,910)	16,457

Total acquired intangibles	$807,479	$(680,407)	$127,072

Amortization of acquired intangibles for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of product	$4,762	$5,225	$9,445	$10,778
Cost of services	3	3	6	6
Cost of maintenance	1,045	1,217	2,090	2,444
Amortization of acquired intangibles	5,820	4,413	11,580	8,922

Total acquired intangibles	$11,630	$10,858	$23,121	$22,150

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2008 – remaining period	$21,123
2009	35,176
2010	22,857
2011	17,553
2012	12,063
Thereafter	3,419

Total estimated amortization expense	$112,191

NOTE 6.	CONTINGENCIES

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

On May 30, 2007, Ahmed Higazi, a former Cadence employee, filed suit against Cadence in the United States District Court for the Northern District of California alleging that Cadence improperly classified him and a class of other Cadence information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) Plan contributions in violation of the Employee Retirement Income Security Act. On June 20, 2007, Cadence answered the plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, Cadence filed an amended answer. A period of discovery conducted by both sides then ensued, and was followed in January 2008 by a private mediation of the case. At the mediation, the parties were successful in resolving their respective differences, and entered into a settlement agreement without contesting the merits of the claims or admitting liability. On July 7, 2008, the court approved the settlement agreement and Cadence paid the settlement amount shortly thereafter. Cadence accrued for this settlement in its Condensed Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007.

While the outcome of disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on Cadence’s consolidated financial position, liquidity or results of operations.

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

Cadence accounts for the effect of its 2023 Notes in the diluted net income per share calculation using the if-converted method of accounting. Under that method, the 2023 Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the 2023 Notes is added back to net income.

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

The calculations for basic and diluted net income (loss) per share for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Basic:
Net income (loss)	$4,996	$59,596	$(13,751)	$104,017

Weighted average common shares outstanding	252,629	274,425	257,724	272,043

Basic net income (loss) per share	$0.02	$0.22	$(0.05)	$0.38

Diluted:
Net income (loss)	$4,996	$59,596	$(13,751)	$104,017
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	219	219	----	438

Net income (loss) as adjusted	$5,215	$59,815	$(13,751)	$104,455

Weighted average common and potential common shares used to calculate basic net income (loss) per share	252,629	274,425	257,724	272,043
Convertible Senior Notes	----	1,359	----	----
2023 Notes	14,721	14,721	----	14,721
Options	826	9,634	----	7,970
Restricted stock and ESPP shares	884	2,607	----	2,314

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	269,060	302,746	257,724	297,048

Diluted net income (loss) per share	$0.02	$0.20	$(0.05)	$0.35

The following table presents the potential shares of Cadence’s common stock outstanding for the three and six months ended June 28, 2008 and June 30, 2007 that were not included in the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2017)	36,638	7,959	40,345	11,860
Non-vested shares of restricted stock	2,237	----	6,543	----
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640	23,640
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through May 2008)	----	14,717	----	14,717

Total potential common shares excluded	62,515	46,316	70,528	50,217

NOTE 8.	STOCK REPURCHASE PROGRAMS

In December 2006, Cadence’s Board of Directors authorized a program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate that was completed during the six months ended June 28, 2008. In February 2008, Cadence’s Board of Directors authorized a new program to repurchase shares of Cadence’s common stock in the open market with a value of up to $500.0 million in the aggregate.

The shares repurchased under Cadence’s stock repurchase programs during the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Shares repurchased	----	----	19,774	5,900
Total cost of repurchased shares	$ ----	$ ----	$216,236	$121,455

As of June 28, 2008, the repurchase authorization remaining under Cadence’s repurchase program totaled $412.1 million.

NOTE 9.	RETAINED EARNINGS

The changes in retained earnings for the three and six months ended June 28, 2008 were as follows:

Three Months
Ended
(In thousands)

Balance as of March 29, 2008	$1,119,176
Net income	4,996
Re-issuance of treasury stock	(19,351)

Balance as of June 28, 2008	$1,104,821

Six Months
Ended
(In thousands)

Balance as of December 29, 2007	$1,162,441
Net loss	(13,751)
Re-issuance of treasury stock	(43,869)

Balance as of June 28, 2008	$1,104,821

Cadence records a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. Gains on the re-issuance of treasury stock are recorded as a component of Capital in excess of par in Stockholders’ Equity. Losses on the re-issuance of treasury stock are recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Retained earnings in Stockholders’ Equity. Cadence recorded losses on the re-issuance of treasury stock as a component of Retained earnings of $19.4 million and $43.9 million during the three and six months ended June 28, 2008, respectively.

NOTE 10.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income (loss) for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Net income (loss)	$4,996	$59,596	$(13,751)	$104,017
Foreign currency translation gain (loss)	(3,069)	(258)	2,638	2,322
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	4,025	(859)	4,918	(1,694)
Other	----	(932)	----	(932)

Comprehensive income (loss)	$5,952	$57,547	$(6,195)	$103,713

NOTE 11.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Interest income	$5,059	$12,641	$13,834	$24,863
Gains on sale of non-marketable securities	----	1,400	884	5,559
Gains on sale of available-for-sale securities	1,435	2,311	1,435	2,311
Gains (losses) on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	(3,388)	884	(4,048)	4,223
Gains (losses) on foreign exchange	(1,853)	(1,081)	420	(634)
Equity in loss from investments, net	(385)	(1,083)	(718)	(1,720)
Write-down of investment securities (Note 3)	(2,903)	(550)	(8,304)	(550)
Other income (expense)	285	(315)	510	(315)

Total other income (expense), net	$(1,750)	$14,207	$4,013	$33,737

NOTE 12.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the six months ended June 28, 2008 and June 30, 2007 is as follows:

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(In thousands)

Cash Paid During the Period for:
Interest	$3,594		$3,930

Income taxes, including foreign withholding tax	$21,555		$8,376

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$1,140	$	----

Treasury stock issued for payment under a performance-based bonus plan	----		$5,216

Unrealized gain (loss) on available-for-sale securities, net of taxes	$4,918		$(1,694)

Accrual for executed and unsettled stock purchases	$5,258	$	----

Cadence adopted FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on December 31, 2006, the first day of fiscal 2007. The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Condensed Consolidated Balance Sheet, which amounts were non-cash items in Cadence’s Statement of Cash Flows for the six months ended June 30, 2007.

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Americas:
United States	$150,071	$195,477	$259,623	$363,426
Other Americas	9,160	8,916	15,377	16,577

Total Americas	159,231	204,393	275,000	380,003

Europe, Middle East and Africa:
Germany	12,458	18,801	28,854	32,020
Other Europe, Middle East and Africa	56,900	47,128	103,756	87,362

Total Europe, Middle East and Africa	69,358	65,929	132,610	119,382

Japan and Asia:
Japan	60,774	55,509	135,861	153,591
Asia	40,115	65,130	73,196	103,170

Total Japan and Asia	100,889	120,639	209,057	256,761

Total	$329,478	$390,961	$616,667	$756,146

No one customer accounted for 10% of total revenue during the three months ended June 28, 2008 and one customer accounted for 18% of total revenue for the three months ended June 30, 2007. No one customer accounted for 10% of total revenue during the six months ended June 28, 2008 and one customer accounted for 11% of total revenue for the six months ended June 30, 2007.

As of June 28, 2008, two customers each accounted for 10% of Cadence’s Receivables, net and Installment contract receivables. As of December 29, 2007, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables.

The following table presents a summary of long-lived assets by geography:

	As of
	June 28,	December 29,
	2008	2007
	(In thousands)

Americas:
United States	$320,971	$303,347
Other Americas	53	67

Total Americas	321,024	303,414

Europe, Middle East and Africa:
Germany	1,106	1,269
Other Europe, Middle East and Africa	6,856	7,733

Total Europe, Middle East and Africa	7,962	9,002

Japan and Asia:
Japan	6,166	1,070
Asia	23,871	25,977

Total Japan and Asia	30,037	27,047

Total	$359,023	$339,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing design and methodology services. Our revenue recognition is significantly affected by the mix of license types executed in any given period. Our revenue may also be deferred until payments become due and payable or cash is received from certain customers and for certain contracts. Substantially all of our revenue is generated from IC manufacturers, IC designers and electronics systems companies and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully below under the heading “Results of Operations” and “Liquidity and Capital Resources.”

During 2007 and the first six months of 2008, we saw increasing pressures on the research and development budgets in our customer base due to the deceleration of growth in the electronics systems and semiconductor industries and the deteriorating macroeconomic environment. In this slowing and price-conscious environment, customers are looking for more flexibility in the type of software and hardware products they purchase and how and when they purchase them.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products as long as they can and are increasingly seeking even more aggressive purchasing terms and conditions. As a result of this trend, we have forecasted lower business levels for the remainder of 2008. In addition, our recent announcement of the proposed acquisition of Mentor Graphics Corporation, or Mentor Graphics, has caused some customers to demand more flexibility in accessing new technology. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are moving to a license mix that will provide our customers with greater flexibility and will result in increased ratable revenue for us.

Our operating results are affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. In order to provide our customers with the desired flexibility, our license mix will change to a higher proportion of licenses that require ratable revenue recognition which will result in a decrease in our expected revenue for the second half of fiscal year 2008.

We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. However, a shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these fixed expenses in response to these short-term business changes. To offset some of the impact of our expected decrease in revenue, we have implemented cost savings initiatives, including reducing headcount, decreasing employee bonuses and reducing other discretionary spending. Due to the change in license mix noted above, we will recognize a net loss for fiscal 2008.

Semiconductor volumes grew during 2007 and have grown during the first six months of 2008, fueled by strong consumer demand in traditional and emerging markets, but at the same time, average selling prices have declined. Product performance and size specifications of the mobile and other consumer electronics market are requiring electronic systems to be smaller, consume less power and provide multiple functions in one system-on-chip, or SoC, or system-in-package, or SiP. The design challenge is also becoming more complex with each new generation of electronics and as providers of EDA solutions are required to deliver products that address these technical challenges and improve the efficiency and productivity of the design process.

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

Proposed Acquisition of Mentor Graphics Corporation

On May 2, 2008, we made a proposal to the board of directors of Mentor Graphics to acquire all of the outstanding shares of Mentor Graphics common stock for cash consideration of $16.00 per Mentor Graphics share, representing a total value of approximately $1.6 billion. On May 23, 2008, the Mentor Graphics board of directors informed us that it did not wish to pursue discussions with us given Mentor Graphics’ desire to stay independent. On June 17, 2008, we publicly announced our offer and Mentor Graphics publicly confirmed that it received an unsolicited offer from us and that it previously rejected our offer. We currently expect to borrow in excess of $1.0 billion if we are successful in acquiring all of Mentor Graphics’ outstanding shares and we are currently reviewing various alternatives for financing this transaction. There are no assurances that the acquisition will be completed or that financing will be available on terms that are acceptable to us.

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

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed term of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional description of license types and timing of revenue recognition.

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

Revenue by Period

The following table shows our revenue for the three and six months ended June 28, 2008 and June 30, 2007 and the percentage change in revenue between periods:

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Product	$195.5	$263.8	(26)%	$351.7	$501.7	(30)%
Services	33.7	32.8	3%	65.9	64.7	2%
Maintenance	100.3	94.4	6%	199.1	189.7	5%

Total revenue	$329.5	$391.0	(16)%	$616.7	$756.1	(18)%

Product revenue decreased in the three and six months ended June 28, 2008, as compared to the three and six months ended June 30, 2007, primarily because of a challenging economic environment and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Design for Manufacturing, Functional Verification and Custom IC Design products.

Our product revenue is affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Our expected revenue for the second half of fiscal 2008 will decrease due to the slowing and price-conscious environment, as well as changes to our license mix, which will result in a higher proportion of revenue recognized over multiple periods during the term of the license and decreased revenue recognized at the beginning of the license.

We have determined that Product revenue totaling $8.4 million recognized during the three months ended June 28, 2008 should have been recognized during the three months ended March 29, 2008. The effect on the Condensed Consolidated Financial Statements for the three months ended June 28, 2008 and March 29, 2008 is not considered material, and there is no effect to the Condensed Consolidated Financial Statements for the six months ended June 28, 2008.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	June 28,	March 29,	December 29,	September 29,	June 30,
	2008	2008	2007	2007	2007

Functional Verification	25%	20%	26%	20%	24%
Digital IC Design	23%	27%	27%	27%	29%
Custom IC Design	26%	25%	25%	32%	24%
System Interconnect	9%	11%	9%	7%	8%
Design for Manufacturing	7%	6%	6%	6%	7%
Services and other	10%	11%	7%	8%	8%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

United States	$150.0	$195.5	(23)%	$259.6	$363.4	(29)%
Other Americas	9.2	8.9	3%	15.4	16.6	(7)%
Europe, Middle East and Africa	69.4	66.0	5%	132.6	119.4	11%
Japan	60.8	55.5	10%	135.9	153.6	(12)%
Asia	40.1	65.1	(38)%	73.2	103.1	(29)%

Total revenue	$329.5	$391.0	(16)%	$616.7	$756.1	(18)%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

United States	46%	50%	42%	48%
Other Americas	3%	2%	3%	2%
Europe, Middle East and Africa	21%	17%	21%	16%
Japan	18%	14%	22%	20%
Asia	12%	17%	12%	14%

Total	100%	100%	100%	100%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No one customer accounted for 10% or more of total revenue for the three months ended June 28, 2008 and one customer accounted for 18% of total revenue for the three months ended June 30, 2007. No one customer accounted for 10% or more of total revenue for the six months ended June 28, 2008 and one customer accounted for 11% of total revenue for the six months ended June 30, 2007.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen. For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Disclosures About Market Risk – Foreign Currency Risk” below.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions)

Cost of product	$0.1	$ ----	$0.1	$0.1
Cost of services	1.1	1.0	2.1	1.9
Cost of maintenance	0.7	0.6	1.3	1.2
Marketing and sales	4.8	5.4	9.2	12.1
Research and development	9.4	12.5	19.2	25.7
General and administrative	5.4	7.5	11.1	13.7

Total	$21.5	$27.0	$43.0	$54.7

During the three months ended June 28, 2008, stock-based compensation expense decreased $5.5 million, as compared to the three months ended June 30, 2007, primarily due to:

•	A decrease of $3.4 million in stock-compensation expense for restricted stock and stock bonuses, primarily due to new grants of restricted stock being valued at a lower stock price and a decrease in stock bonuses; and
•	A decrease of $2.9 million in stock-compensation expense for stock options, primarily due to our increased use of restricted stock instead of stock options in recent years; partially offset by
•	An increase of $0.8 million in stock-compensation expense primarily due to an increase in purchase rights granted under our ESPP during the current period.

During the six months ended June 28, 2008, stock-based compensation expense decreased $11.7 million, as compared to the six months ended June 30, 2007, primarily due to:

•	A decrease of $7.5 million in stock-compensation expense for restricted stock and stock bonuses, primarily due to new grants of restricted stock being valued at a lower stock price and a decrease in stock bonuses; and
•	A decrease of $5.9 million in stock-compensation expense for stock options, primarily due to our increased use of restricted stock instead of stock options in recent years; partially offset by
•	An increase of $1.7 million in stock-compensation expense primarily due to an increase in purchase rights granted under our ESPP during the current period.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Product	$18.0	$12.8	41%	$30.0	$28.5	5%
Services	$27.2	$23.4	16%	$52.4	$47.1	11%
Maintenance	$14.4	$15.3	(6)%	$29.0	$30.4	(5)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Product	9%	5%	9%	6%
Services	81%	71%	80%	73%
Maintenance	14%	16%	15%	16%

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

A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions)

Product related costs	$13.2	$7.6	$20.6	$17.7
Amortization of acquired intangibles	4.8	5.2	9.4	10.8

Total Cost of product	$18.0	$12.8	$30.0	$28.5

During the three months ended June 28, 2008, Cost of product increased $5.2 million, as compared to the three months ended June 30, 2007, primarily due to:

•	An increase of $7.3 million in hardware costs attributable to sales of hardware products with higher costs and increased hardware sales; partially offset by
•	A decrease of $1.3 million in amortization of license costs related to third-party technology.

During the six months ended June 28, 2008, Cost of product increased $1.5 million, as compared to the six months ended June 30, 2007, primarily due to:

•	An increase of $4.7 million in hardware costs attributable primarily to increased hardware sales; partially offset by
•	A decrease of $1.5 million in amortization of license costs related to third-party technology; and
•	A decrease of $1.4 million in amortization of acquired intangible assets because certain acquired intangible assets became fully amortized during the period.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the three months ended June 28, 2008, Cost of services increased $3.8 million, as compared to the three months ended June 30, 2007, primarily due to:

•	An increase of $1.6 million in facilities and other infrastructure costs; and
•	An increase of $1.5 million in employee salary, benefits and other employee-related costs.

During the six months ended June 28, 2008, Cost of services increased $5.3 million, as compared to the six months ended June 30, 2007, primarily due to:

•	An increase of $2.8 million in facilities and other infrastructure costs;
•	An increase of $1.8 million in salary, benefits and other employee-related costs; and
•	During the six months ended June 30, 2007 we recognized a gain of $0.9 million on the sale of land and buildings that related to and accordingly reduced the overall Cost of services for that period. There was no similar reduction during the six months ended June 28, 2008.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. There were no material fluctuations in these components of Cost of maintenance during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007. During the six months ended June 28, 2008, Cost of maintenance decreased $1.4 million, as compared to the six months ended June 30, 2007, primarily due to a decrease in salary, benefits and other employee-related costs.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Marketing and sales	$89.9	$98.1	(8)%	$182.9	$200.8	(9)%
Research and development	120.1	123.0	(2)%	245.4	240.0	2%
General and administrative	35.0	41.8	(16)%	72.7	82.4	(12)%

Total operating expenses	$245.0	$262.9	(7)%	$501.0	$523.2	(4)%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Marketing and sales	27%	25%	30%	27%
Research and development	36%	31%	40%	32%
General and administrative	11%	11%	12%	11%

Operating Expense Summary

Operating expenses decreased $17.9 million during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, primarily due to:

•	A decrease of $9.1 million in salary, benefits and other employee-related costs;
•	A decrease of $5.8 million in stock-based compensation;
•	A decrease of $3.4 million in travel and customer conference costs;
•	A decrease of $2.0 million in legal and other professional services costs; and
•	A decrease of $1.2 million in losses on the sale of installment contract receivables; partially offset by
•	An increase of $5.5 million in facilities and other infrastructure costs.

Operating expenses decreased $22.2 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, primarily due to:

•	A decrease of $13.7 million in salary, benefits and other employee-related costs;
•	A decrease of $12.0 million in stock-based compensation;
•	A decrease of $5.7 million in travel and customer conference costs;
•	A decrease of $3.9 million in legal and other professional services costs; and
•	A decrease of $2.2 million in losses on the sale of installment contract receivables; partially offset by
•	An increase of $8.9 million in facilities and other infrastructure costs; and
•	During the six months ended June 30, 2007, we recognized a gain of $7.9 million on the sale of land and buildings that related to and accordingly reduced Operating expenses for that period. There was no similar reduction during the six months ended June 28, 2008.

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

Fluctuations in foreign currency exchange rates, primarily due to the decrease in the valuation of the United States dollar when compared to the European Union euro, the Indian rupee and the Japanese yen, increased operating expenses by $4.9 million in the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, and increased operating expenses by $9.8 million in the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

Marketing and Sales

Marketing and sales expense decreased $8.2 million during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, primarily due to:

•	A decrease of $6.1 million in salary, benefits and other employee-related costs; and
•	A decrease of $2.2 million in travel and customer conference costs; partially offset by
•	An increase of $1.4 million in facilities and other infrastructure costs.

Marketing and sales expense decreased $17.9 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, primarily due to:

•	A decrease of $14.7 million in salary, benefits and other employee-related costs;
•	A decrease of $4.3 million in travel and customer conference costs; and
•	A decrease of $2.9 million in stock-based compensation; partially offset by
•	During the six months ended June 30, 2007, we recognized a gain of $2.8 million on the sale of land and buildings that related to and accordingly reduced Marketing and sales expense for that period. There was no similar reduction during the six months ended June 28, 2008; and
•	An increase of $2.5 million in facilities and other infrastructure costs.

Research and Development

Research and development expense decreased $2.9 million during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, primarily due to:

•	A decrease of $3.1 million in stock-based compensation; and
•	A decrease of $1.0 million in travel costs; partially offset by
•	An increase of $2.9 million in facilities and other infrastructure costs.

Research and development expense increased $5.4 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, primarily due to:

•	An increase of $5.6 million in facilities and other infrastructure costs;
•	During the six months ended June 30, 2007, we recognized a gain of $4.7 million on the sale of land and buildings that related to and accordingly reduced Research and development expense for that period. There was no similar reduction during the six months ended June 28, 2008; and
•	An increase of $4.3 million in salary, benefits and other employee-related costs, primarily due to an increase in the number of employees supporting product development, our acquisitions of Clear Shape Technologies, Inc. and Invarium, Inc., and increases in salary costs generally; partially offset by
•	A decrease of $6.5 million in stock-based compensation;
•	A decrease of $2.2 million in professional services costs; and
•	A decrease of $1.4 million in travel costs.

General and Administrative

General and administrative expense decreased $6.8 million during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, primarily due to:

•	A decrease of $2.6 million in salary, benefits and other employee-related costs;
•	A decrease of $2.1 million in stock-based compensation;
•	A decrease of $1.4 million in depreciation, computer equipment lease costs and maintenance costs associated with third-party software;
•	A decrease of $1.3 million in legal and other professional services costs; and
•	A decrease of $1.2 million in losses on the sale of installment contract receivables; partially offset by
•	An increase of $1.1 million in facilities and other infrastructure costs.

General and administrative expense decreased $9.7 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, primarily due to:

•	A decrease of $3.3 million in salary, benefits and other employee-related costs;
•	A decrease of $2.6 million in stock-based compensation;
•	A decrease of $2.3 million in depreciation, computer equipment lease costs and maintenance costs associated with third-party software;
•	A decrease of $2.2 million in losses on the sale of installment contract receivables; and
•	A decrease of $1.9 million in legal and other professional services costs.

Amortization of Acquired Intangibles

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions)

Amortization of acquired intangibles	$5.8	$4.4	$11.6	$8.9

Amortization of acquired intangibles increased $1.4 million during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, primarily due to:

•	An increase of $2.0 million of amortization for intangibles acquired in 2007 and 2008; partially offset by

•	A decrease of $0.6 million of amortization for intangible assets from prior year acquisitions that became fully amortized during 2007 and 2008.

Amortization of acquired intangibles increased $2.7 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, primarily due to:

•	An increase of $4.4 million of amortization for intangibles acquired in 2007 and 2008; partially offset by
•	A decrease of $1.7 million of amortization for intangible assets from prior year acquisitions that became fully amortized during 2007 and 2008.

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the six months ended June 28, 2008, we immediately charged to expense $0.6 million representing certain acquired in-process technologies that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate assumed in these calculations was 22% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies became commercially viable in June 2008 at a cost of approximately $0.2 million, but will require further research and development even though they have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions)

Interest expense	$2.9	$3.1	$5.9	$6.5

During the three and six months ended June 28, 2008 and June 30, 2007, the primary component of interest expense was the Convertible Senior Notes. The decrease in interest expense for the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, was primarily due to the repayment in full of our Term Loan during the three months ended March 31, 2007.

Other income (expense), net

Other income (expense), net, for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions)

Interest income	$5.1	$12.6	$13.8	$24.8
Gains on sale of non-marketable securities	----	1.4	0.9	5.5
Gains on sale of available-for-sale securities	1.4	2.3	1.4	2.3
Gains (losses) on sale of non-marketable and trading securities in Cadence’s non-qualified deferred compensation trust	(3.4)	0.9	(4.0)	4.2
Gains (losses) on foreign exchange	(1.9)	(1.1)	0.4	(0.6)
Equity losses from investments	(0.4)	(1.1)	(0.7)	(1.7)
Write-down of investments	(2.9)	(0.5)	(8.3)	(0.5)
Other income (expense)	0.3	(0.3)	0.5	(0.3)

Total other income (expense), net	$(1.8)	$14.2	$4.0	$33.7

Interest income decreased $7.5 million and $11.0 million for the three and six months ended June 28, 2008, respectively, as compared to the three and six months ended June 30, 2007. The decrease was due to lower average cash balances and lower interest rates during the three and six months ended June 28, 2008.

During the six months ended June 28, 2008, we determined that one of our available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and we wrote down the investment by $5.4 million.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions, except percentages)

Provision for income taxes	$9.8	$25.3	$4.3	$43.8
Effective tax rate	66.1%	29.8%	(45.1)%	29.6%

For interim periods, we calculate our provision for income tax based on our current estimate of the annual effective tax rate. See the discussion below regarding our current estimate of the annual effective tax rate. We generally apply the estimated annual effective tax rate to year to date pre-tax income or loss. We adjust the provision for income tax expense for the current quarter to reflect our current estimate of the annual effective tax rate and period-specific items of tax expense or benefit. Our effective tax rate for the three months ended June 28, 2008 primarily reflects the adjustment of our estimated annual effective tax rate for the fiscal year ending January 3, 2009 and period-specific items of net tax expense of $1.8 million. The largest of the period-specific items of net tax expense was interest expense related to unrecognized tax benefits, net of related tax effects of $2.0 million.

Our negative effective tax rate for the six months ended June 28, 2008 primarily reflects period-specific items of net tax expense of $4.3 million. The largest of the period-specific items of net tax expense was interest expense related to unrecognized tax benefits, net of related tax effects, of $4.2 million. Our effective tax rate was negative for the six months ended June 28, 2008 as compared to the positive effective tax rate for the six months ended June 30, 2007, primarily due to the Loss before provision for income taxes and the period specific items of net tax expense for the six months ended June 28, 2008.

Because we currently expect to recognize a pre-tax loss for the year, we have revised our estimate of our annual effective tax rate for the fiscal year ending January 3, 2009 to be approximately (4.0)%. We anticipate having a negative effective tax rate primarily as a result of tax expense on certain of our foreign earnings and interest expense on our unrecognized tax benefits which is partially offset by the tax benefit of losses recognized in certain tax jurisdictions. However, we expect that the effective tax rate for interim reporting periods will vary from the estimated annual effective tax rate. Our effective tax rate for the year ended December 29, 2007 was 18.6%.

During the three months ended June 28, 2008, we recognized a $7.9 million decrease in the net liabilities for unrecognized tax benefits based on new information received during the period, which we accounted for as a $7.9 million increase in the balance of Common stock and capital in excess of par value.

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

We believe that it is reasonably possible that the total amounts of unrecognized tax benefits for our transfer pricing arrangements with our foreign subsidiaries could significantly increase or decrease during the fiscal year ending January 3, 2009 if the Appeals Office develops new settlement guidelines that change our measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, we cannot currently provide an estimate of the range of the reasonably possible change.

We also believe that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in our cost sharing arrangements with our foreign subsidiaries could significantly increase or decrease during the fiscal year ending January 3, 2009 based on the outcome of the IRS appeal of Xilinx, Inc. v. Commissioner, which is before the U.S. Court of Appeal for the Ninth Circuit. We believe that the range of reasonably possible change is an increase in unrecognized tax benefits of $6.4 million to a decrease of unrecognized tax benefit of $1.6 million.

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

Liquidity and Capital Resources

	As of
	June 28,	December 29,
	2008	2007
	(In millions)

Cash, cash equivalents and Short-term investments	$889.3	$1,078.1
Net working capital	602.7	744.1

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(In millions)

Cash provided by operating activities	$57.5	$120.1
Cash provided by (used for) investing activities	(93.6)	8.7
Cash provided by (used for) financing activities	(192.6)	63.2

Cash and cash equivalents and Short-term investments

As of June 28, 2008, our principal sources of liquidity consisted of $889.3 million of Cash and cash equivalents and Short-term investments, as compared to $1,078.1 million as of December 29, 2007.

Our primary sources of cash in the six months ended June 28, 2008 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for design and methodology services;
•	Proceeds from the sale of receivables; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the six months ended June 28, 2008 were:

•	Payments relating to payroll, product, services and other operating expenses;
•	Payments to former shareholders of acquired businesses;
•	Purchases of property, plant and equipment;
•	Purchases of available-for-sale investments; and
•	Purchases of treasury stock.

If all holders of the 2023 Notes elect to surrender their notes for repurchase by us, we expect to use approximately $231.0 million to repurchase all of the outstanding 2023 Notes on or about August 15, 2008, the day after the last day by which the holders of the 2023 Notes can elect to surrender their 2023 Notes for repurchase by us at a purchase price of 100.25% of the principal amount thereof.

Net working capital

Net working capital decreased $141.4 million as of June 28, 2008, as compared to December 29, 2007, primarily due to:

•	A decrease of $226.4 million in Cash and cash equivalents; partially offset by
•	A decrease of $43.0 million in Accounts payable and accrued liabilities;
•	An increase of $37.6 million in Short-term investments; and
•	A decrease of $17.4 million in Current portion of deferred revenue.

Cash flows from operating activities

Cash flows provided by operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 28, 2008, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $46.0 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $76.3 million for the six months ended June 30, 2007. As a result of the credit losses recorded by banks over the last twelve months, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, due to the change in the license mix that will result in an increased number of subscription licenses that cannot be transferred to financing institutions, we expect a reduced level of Proceeds from the sale of receivables throughout the remainder of 2008. Due to the lower order levels and the reduced level of sale of receivables, we expect Cash flows from operating activities to be approximately $175 million for fiscal 2008.

Net cash provided by operating activities of $57.5 million for the six months ended June 28, 2008 was primarily comprised of:

•	Net loss, net of non-cash related expenses, of $104.8 million; and
•	A decrease in Receivables, net and Installment contract receivables of $64.3 million, net of sales of receivables, due to the payment terms set forth in our license agreements; partially offset by
•	A decrease in Accounts payable and other accrued liabilities of $56.6 million;
•	A decrease in cash received for deferred revenue of $37.2 million; and
•	A decrease in Other long-term liabilities of $12.6 million.

Net cash provided by operating activities of $120.1 million for the six months ended June 30, 2007 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $210.7 million; partially offset by
•	An increase in Receivables, net and Installment contract receivables of $53.2 million, net of sales of receivables, due to the payment terms set forth in our license agreements;
•	A decrease in Accounts payable and other accrued liabilities of $19.5 million; and
•	A decrease in cash received for deferred revenue of $16.9 million.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Purchases of available-for-sale investments;
•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	Proceeds from the sale of available-for-sale and long-term investments.

Net cash used for investing activities was $93.6 million for the six months ended June 28, 2008, as compared to net cash provided by investing activities of $8.7 million for the six months ended June 30, 2007. The change was primarily due to:

•	An increase of $31.8 million in Purchases of available-for-sale investments; and
•	An increase of $22.8 million of Purchases of property, plant and equipment, including payments associated with our construction of a new building on our San Jose campus; partially offset by
•	A decrease of $46.5 million of Proceeds from the sale of property, plant and equipment.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we are constructing an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $20.0 million in cash during the remainder of fiscal 2008 for construction of this new building. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

In connection with our acquisitions completed prior to June 28, 2008, we may be obligated to pay up to an aggregate of $62.4 million in cash during the next 50 months if certain defined performance goals are achieved in full. Of this amount, up to $51.4 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations and up to $11.0 million would be added to the purchase price of the acquisitions and will be recorded in Goodwill in our Condensed Consolidated Balance Sheets.

Cash flows from financing activities

Financing cash flows during the six months ended June 28, 2008 consisted primarily of the issuance of common stock under certain employee plans and purchases of treasury stock.

Net cash used for financing activities increased by $255.8 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007. The increase was primarily due to:

•	A decrease of $178.6 million in Proceeds from the sale of common stock due to a decreased number of options exercised during the six months ended June 28, 2008; and
•	An increase of $94.8 million in Purchases of treasury stock; partially offset by
•	A decrease of $28.0 million of payments on our Term Loan, the repayment of which was completed in March 2007.

If all holders of the 2023 Notes elect to surrender their notes for repurchase by us, we expect to use approximately $231.0 million to repurchase all of the outstanding 2023 Notes on or about August 15, 2008, the day after the last day by which the holders of the 2023 Notes can elect to surrender their 2023 Notes for repurchase by us at a purchase price of 100.25% of the principal amount thereof.

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During the six months ended June 28, 2008, we recorded losses on the re-issuance of treasury stock of $43.9 million as a component of Retained earnings.

As noted above, we made a proposal to the board of directors of Mentor Graphics to acquire all of the outstanding shares of Mentor Graphics common stock for cash consideration of $16.00 per Mentor Graphics share, representing a total value of approximately $1.6 billion. On June 17, 2008, we publicly announced our offer and Mentor Graphics publicly confirmed that it received an unsolicited offer from us and that it previously rejected our offer. We currently expect to borrow in excess of $1.0 billion if we are successful in acquiring all of Mentor Graphics’ outstanding shares and we are currently reviewing various alternatives for financing this transaction. There are no assurances that the acquisition will be completed or that financing will be available on terms that are acceptable to us.

Other factors affecting liquidity and capital resources

Income Taxes

We provide for United States income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. As of June 28, 2008, we intend to indefinitely reinvest our undistributed foreign earnings outside of the United States.

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

In addition, if a fundamental change occurs prior to maturity, the conversion rate will increase by an additional amount of up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:

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

As of June 28, 2008, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $29.4 million as of June 28, 2008. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $12.7 million as of June 28, 2008. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is dilutive.

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

We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for the 2023 Notes that the holders require us to repurchase on the repurchase dates described below. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. On July 16, 2008, we filed a Tender Offer Statement on Schedule TO with the SEC and made available to the holders of the 2023 Notes, through the Depository Trust Company, documents specifying the terms, conditions and procedures for requiring us to repurchase all or a portion of the 2023 Notes on August 15, 2008 for 100.25% of the principal amount. Because the holders of the 2023 Notes can require us to repurchase for cash all or any portion of the 2023 Notes on August 15, 2008, the 2023 Notes are classified as a Current liability in our Condensed Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007.

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

In the event of a fundamental change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their 2023 Notes for 100.00% of the principal amount. Upon a fundamental change in our corporate ownership or structure, in certain circumstances we may choose to pay the repurchase price in cash, shares of our common stock or a combination of cash and shares of our common stock. As of June 28, 2008, none of the conditions allowing the holders of the 2023 Notes to convert had been met.

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

In addition, we sold warrants for our common stock to a financial institution for the purchase of up to 26.8 million shares of our common stock at a price of $23.08 per share. All of the warrants expired out of the money on various dates from February 2008 through May 2008 and no settlement was required. We received $56.4 million in cash proceeds from the sale of these warrants. In connection with the purchase of a portion of the 2023 Notes in December 2006, we also purchased 12.1 million of the warrants for our common stock that were originally issued in connection with the 2023 Notes at a cost of $10.2 million.

As of June 28, 2008, the estimated fair value of the remaining hedges acquired in connection with the issuance of the 2023 Notes was zero. Subsequent changes in the fair value of these hedge transactions will not be recognized as long as the instruments remain classified as equity.

For further information about our 2023 Notes, including conversion rights and the effect of a fundamental change, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

New Accounting Standards

In May 2008, the FASB issued FASB Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Condensed Consolidated Statements of Operations. FSP APB 14-1 is effective for fiscal 2009 and is required to be applied retrospectively for all periods for which our Convertible Senior Notes were outstanding prior to the date of adoption. FSP APB 14-1 will have an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on our condensed consolidated financial statements.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of June 28, 2008. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of June 28, 2008.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$695.5	2.61%
Cash – variable rate	83.5	0.85%
Cash – fixed rate	35.3	1.67%

Total interest-bearing instruments	$814.3	2.39%

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

The following table provides information, as of June 28, 2008, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to or during August 2008.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$43.5	105.58
British pound sterling	24.1	0.51
European union euro	14.3	0.65
Israeli shekel	9.6	3.39
Indian rupee	9.5	43.20
Taiwan dollar	7.7	30.35
Other	14.7	N/A

Total	$123.4

Estimated fair value	$0.2

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes, and $250.0 million principal amount of our 2013 Notes, or collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties, and in separate transactions, sold warrants for the purchase of our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” above.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the 2023 Notes, we entered into hedge transactions with one of the initial purchasers and in a separate transaction, sold warrants for the purchase of our common stock to one of the initial purchasers to reduce the potential dilution from the conversion of the 2023 Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the 2023 Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” above.

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

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $52.5 million as of June 28, 2008 and $14.9 million as of December 29, 2007. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $21.7 million as of June 28, 2008 and $26.2 million as of December 29, 2007. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2008.

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

Based on their evaluation as of June 28, 2008, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2007, Ahmed Higazi, a former employee, filed suit against us in the United States District Court for the Northern District of California alleging that we improperly classified him and a class of our other information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) Plan contributions in violation of the Employee Retirement Income Security Act. On June 20, 2007, we answered the plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, we filed an amended answer. A period of discovery conducted by both sides then ensued, and was followed in January 2008 by a private mediation of the case. At the mediation, the parties were successful in resolving their respective differences, and entered into a settlement agreement without contesting the merits of the claims or admitting liability. On July 7, 2008, the court approved the settlement agreement and we paid the settlement amount shortly thereafter.

While the outcome of disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing several revolutionary trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the transistor length, which is shrinking rapidly to 65 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade and/or proliferate their EDA products and design flows.
•	The ability to design SoCs, increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-quality design IP that can be reliably incorporated into a customer’s design with our IC implementation products and services could reduce demand for our products and services.
•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services.
•	A growing number of low-cost design and methodology services businesses could reduce the need for some IC companies to invest in EDA products.

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

We have experienced, and may continue to experience, varied operating results. In particular, we experienced a net loss for the three months ended March 29, 2008 and the six months ended June 28, 2008, we have experienced net losses for some other past periods and we may experience net losses in future periods. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million.

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

We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions, including the proposed acquisition of Mentor Graphics.

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results or financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired for which we cannot realize the anticipated value;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Exposure to undisclosed or unknown potential liabilities of an acquired business;
•	Customer dissatisfaction with existing license agreements with us which may dissuade them from licensing or buying products acquired by us after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited experience.

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

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to June 28, 2008, we may be obligated to pay up to an aggregate of $62.4 million in cash during the next 50 months if certain performance goals related to one or more of the criteria mentioned above are achieved in full. Of this amount, up to $51.4 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations and up to $11.0 million would be added to the purchase price of the acquisitions and will be recorded in Goodwill in our Condensed Balance Sheets.

In December 2007, the FASB issued SFAS No. 141R, which will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact that SFAS No. 141R will have on our condensed consolidated financial statements.

On May 2, 2008, we made a proposal to the board of directors of Mentor Graphics to acquire all of the outstanding shares of Mentor Graphics common stock for cash consideration of $16.00 per Mentor Graphics share, representing a total value of approximately $1.6 billion. On May 23, 2008, the Mentor Graphics board of directors informed us that it did not wish to pursue discussions with us given Mentor Graphics’ desire to stay independent. On June 17, 2008, we publicly announced our offer and Mentor Graphics publicly confirmed that it received an unsolicited offer from us and that it previously rejected our offer. We currently expect to borrow in excess of $1.0 billion if we are successful in acquiring all of Mentor Graphics’ outstanding shares and we are currently reviewing various alternatives for financing this transaction. There are no assurances that the acquisition will be completed or that financing will be available on terms that are acceptable to us. If we were to acquire Mentor Graphics, the transaction would have a material impact on our business, operating results or financial condition, which impact could be negative.

The announcement regarding our proposal to acquire Mentor Graphics has made us subject to a number of risks, uncertainties and other factors, many of which are outside our control, including, among others:

•	The possibility that the transaction will not be consummated;
•	The effect of the announcement of the proposal on our business, including our strategic and customer relationships, ability to retain key employees and stock prices;
•	The possibility that the announcement of the proposal may result in delays in customers’ purchases of products and services;
•	The possibility that the announcement of the proposal may result in changes in the mix of license types (i.e. perpetual, term or subscription) for existing customers, which changes could have the effect of delaying the recognition of revenue when compared with our or Mentor Graphics’ existing license mix;
•	Our ability to successfully integrate Mentor Graphics into a combined company and otherwise realize within anticipated time periods the potential benefits of the acquisition, including any potential synergies we may anticipate from the transaction;
•	Our ability to access capital and debt markets to finance the acquisition on favorable or acceptable terms;
•	That Cadence will incur significant deal related cost and expenses in connection with the Mentor Graphics proposed acquisition, even if the acquisition is not consummated. The timing and effect of the recognition of such deal costs and expenses will depend on whether a transaction is consummated before fiscal year 2009, when SFAS No. 141R becomes effective, and if no transaction is to be consummated, the timing of when that becomes clear; and

•	The value of any investment we may have in Mentor Graphics securities in advance of the transaction may decline if the transaction is not completed and Mentor Graphics’ share price declines.

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

We compete in the EDA products market with Synopsys, Inc., Magma Design Automation, Inc. and Mentor Graphics. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase design and methodology services from independent vendors such as us because they wish to promote their own internal design departments.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% for the three months ended June 28, 2008 and 50% for the three months ended June 30, 2007. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and changes to these rules and results of tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If our estimate of the pre-tax profit and losses, the mix of our profits and losses, our ability to use deferred tax assets, the results of tax audits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

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

We have a substantial level of debt. As of June 28, 2008, we had $730.4 million of outstanding indebtedness as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes;
•	$250.0 million related to our 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and
•	$230.4 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

If the proposed acquisition of Mentor Graphics is successful, we currently expect to incur in excess of $1.0 billion of new debt capital.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business;
•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Convertible Senior Notes or the 2023 Notes; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

In May 2008, the FASB issued FSP APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Condensed Consolidated Statements of

Operations. FSP APB 14-1 is effective for fiscal 2009 and is required to be applied retrospectively for all periods for which our Convertible Senior Notes were outstanding prior to the date of adoption. FSP APB 14-1 will have an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

Prior to conversion of the 2023 Notes, if the trading price of our common stock exceeds $22.69 per share over specified periods, basic net income per share will be diluted. We may redeem for cash all or any part of the 2023 Notes on or after August 15, 2008 for 100.00% of the principal amount, except for the 2023 Notes that the holders require us to repurchase on the repurchase dates described below. The holders of the 2023 Notes may require us to repurchase for cash all or any portion of their 2023 Notes on August 15, 2008 for 100.25% of the principal amount, on August 15, 2013 for 100.00% of the principal amount or on August 15, 2018 for 100.00% of the principal amount, by providing to the paying agent a written repurchase notice. On July 16, 2008, we filed a Tender Offer Statement on Schedule TO with the SEC and made available to the holders of the 2023 Notes, through the Depository Trust Company, documents specifying the terms, conditions and procedures for requiring us to repurchase all or a portion of the 2023 Notes on August 15, 2008 for 100.25% of the principal amount.

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

As a result, although the 2023 Notes mature in 2023, the holders may require us to repurchase their notes at an additional premium in 2008, which makes it probable that we will be required to repurchase the 2023 Notes in 2008 if they have not first been repurchased by us or are not otherwise converted. As of June 28, 2008, none of the conditions allowing holders of the 2023 Notes to convert had been met.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of June 28, 2008, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

Although the conversion price of the 2023 Notes is currently $15.65 per share, the hedge and warrant transactions that we entered into in connection with the issuance of the 2023 Notes effectively increased the conversion price of the 2023 Notes until various dates in 2008 to approximately $23.08 per share, which would result in an aggregate issuance upon conversion prior to August 15, 2008 of approximately 10.2 million shares of our common stock. We entered into hedge and warrant transactions to reduce the potential dilution from the conversion of the 2023 Notes. On various dates from February 2008 through May 2008, all of the warrants expired out of the money and no settlement was required. We cannot guarantee that such hedge instruments will fully mitigate the dilution. In addition, the existence of the 2023 Notes may encourage short selling by market participants because the conversion of the 2023 Notes could depress the price of our common stock.

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

In December 2006, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate that was completed during the six months ended June 28, 2008. In February 2008, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended June 28, 2008:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

March 30, 2008 – May 3, 2008	71,258	$10.80	----	$412.1
May 4, 2008 – May 31, 2008	12,615	$11.23	----	$412.1
June 1, 2008 – June 28, 2008	15,717	$10.79	----	$412.1

Total	99,590	$10.85	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 7, 2008, the stockholders of Cadence voted on the following matters:

1. A proposal to elect eight (8) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal was approved as set forth below.

Nominee	In Favor	Opposed	Withheld

Michael J. Fister	224,712,185	2,697,107	326,493
Donald L. Lucas	191,061,755	35,992,618	681,412
Dr. Alberto Sangiovanni-Vincentelli	218,815,611	8,558,575	361,599
George M. Scalise	204,864,846	22,515,983	354,956
Dr. John B. Shoven	204,734,545	22,616,887	384,353
Roger S. Siboni	225,158,809	2,185,558	391,418
John A.C. Swainson	224,772,589	2,544,455	418,741
Lip-Bu Tan	211,840,990	15,466,468	428,327

2. A proposal to approve an amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder was approved by a vote of 185,598,052 for, 2,978,478 opposed, 814,327 withheld and 38,344,928 broker non-votes.

3. A proposal to ratify the selection of KPMG LLP as Cadence’s independent registered public accounting firm for the fiscal year ending January 3, 2009 was approved by a vote of 226,008,158 for, 1,407,467 opposed, 320,160 withheld and no broker non-votes.

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

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: July 29, 2008	By:	/s/ Michael J. Fister Michael J. Fister President, Chief Executive Officer and Director

DATE: July 29, 2008	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Michael J. Fister, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X