Form 10-Q/A
period 2008-03-29
CADENCE DESIGN SYSTEMS INC
filed 2008-12-11
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 29, 2008

EXPLANATORY NOTE

Overview

Cadence Design Systems, Inc., or Cadence, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, initially filed with the Securities and Exchange Commission, or the SEC, on April 25, 2008, to restate its unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 29, 2008. This restatement corrects revenue recognition for one arrangement under which $24.8 million of Product revenue was recognized during the three months ended March 29, 2008, but should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008.

Since Cadence is restating its Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 for this one revenue arrangement, Cadence has also recorded two other Product revenue adjustments, in the aggregate amount of $8.4 million, that were previously disclosed in Cadence’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008. See Note 2 to the accompanying unaudited Condensed Consolidated Financial Statements for additional information.

As a result of these revenue adjustments, certain other line items in our unaudited Condensed Consolidated Financial Statements were also adjusted.

Effects of Restatement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 in its entirety. However, Cadence has not modified nor updated disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, except as required to reflect the effects of the matters discussed above. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, initially filed with the SEC on April 25, 2008, or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with Cadence’s Annual Report on Form 10-K for the year ended December 29, 2007, Cadence’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended June 28, 2008 and Cadence’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

Cadence has amended, to the extent relevant, the following items, which were impacted by the revenue adjustments described above:

Part I

Item 1 — Financial Statements — Cadence has added Note 2 to explain the restatement and corrected the financial statements and footnotes to reflect the restatement described in this Explanatory Note.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cadence has added an introductory paragraph summarizing the effect of the restatement and has corrected the relevant sections to reflect the restatement.

Item 4 — Controls and Procedures — Cadence has reevaluated its internal controls and procedures and included remediation steps to address a material weakness.

Part II

Item 1A — Risk Factors — Cadence has corrected revenue-related percentages to reflect the reduction in revenue in international locations as revised in its restated Condensed Consolidated Financial Statements.

In addition, in accordance with applicable SEC rules, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A includes currently-dated certifications from our Member and Chief of Staff of the Office of the Chief Executive, who is performing functions similar to a Principal Executive Officer, and Principal Financial Officer in Exhibits 31.01, 31.02, 32.01 and 32.02.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	Restated
	March 29,	December 29,
	2008	2007

Current Assets:
Cash and cash equivalents	$825,545	$1,062,920
Short-term investments	11,157	15,193
Receivables, net of allowances of $2,752 and $2,895, respectively	326,974	326,211
Inventories	29,771	31,003
Prepaid expenses and other	97,940	94,236

Total current assets	1,291,387	1,529,563
Property, plant and equipment, net of accumulated depreciation of $633,059 and $624,680, respectively	345,918	339,463
Goodwill	1,315,561	1,310,211
Acquired intangibles, net	124,196	127,072
Installment contract receivables	214,991	238,010
Other assets	326,003	326,831

Total Assets	$3,618,056	$3,871,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$230,385
Accounts payable and accrued liabilities	220,906	289,934
Current portion of deferred revenue	296,048	265,168

Total current liabilities	747,339	785,487

Long-Term Liabilities:
Long-term portion of deferred revenue	135,465	136,655
Convertible notes	500,000	500,000
Other long-term liabilities	352,023	368,942

Total long-term liabilities	987,488	1,005,597

Stockholders’ Equity:
Common stock and capital in excess of par value	1,528,671	1,516,493
Treasury stock, at cost	(780,999)	(619,125)
Retained earnings	1,108,700	1,162,441
Accumulated other comprehensive income	26,857	20,257

Total stockholders’ equity	1,883,229	2,080,066

Total Liabilities and Stockholders’ Equity	$3,618,056	$3,871,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007

Revenue:
Product	$139,754	$237,904
Services	32,196	31,922
Maintenance	98,800	95,359

Total revenue	270,750	365,185

Costs and Expenses:
Cost of product	12,001	15,652
Cost of services	25,193	23,615
Cost of maintenance	14,540	15,123
Marketing and sales	93,034	102,698
Research and development	125,356	117,065
General and administrative	37,708	40,611
Amortization of acquired intangibles	5,760	4,509
Restructuring and other charges (credits)	----	(945)
Write-off of acquired in-process technology	600	----

Total costs and expenses	314,192	318,328

Income (loss) from operations	(43,442)	46,857
Interest expense	(2,995)	(3,460)
Other income, net	5,763	19,530

Income (loss) before provision (benefit) for income taxes	(40,674)	62,927
Provision (benefit) for income taxes	(11,451)	18,506

Net income (loss)	$(29,223)	$44,421

Basic net income (loss) per share	$(0.11)	$0.16

Diluted net income (loss) per share	$(0.11)	$0.15

Weighted average common shares outstanding – basic	262,825	269,660

Weighted average common shares outstanding – diluted	262,825	293,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007

Cash and Cash Equivalents at Beginning of Period	$1,062,920	$934,342

Cash Flows from Operating Activities:
Net income (loss)	(29,223)	44,421
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	32,982	31,920
Stock-based compensation	21,590	27,682
Equity in loss from investments, net	333	637
Gain on investments, net	(224)	(7,498)
Gain on sale and leaseback of land and buildings	(535)	(11,127)
Write-down of investment securities	5,401	----
Write-off of acquired in-process technology	600	----
Tax benefit of call options	----	1,906
Deferred income taxes	----	191
Proceeds from the sale of receivables, net	15,660	41,434
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	(142)	1,283
Other non-cash items	1,075	3,216
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(20,431)	18,156
Installment contract receivables	42,600	(87,504)
Inventories	1,281	(651)
Prepaid expenses and other	(3,546)	(9,832)
Other assets	(4,344)	(4,346)
Accounts payable and accrued liabilities	(80,931)	(37,729)
Deferred revenue	19,622	6,661
Other long-term liabilities	(20,849)	143

Net cash provided by (used for) operating activities	(19,081)	18,963

Cash Flows from Investing Activities:
Proceeds from sale of short-term investments	----	197
Proceeds from the sale of long-term investments	3,250	4,787
Proceeds from the sale of property, plant and equipment	----	46,500
Purchases of property, plant and equipment	(24,595)	(20,394)
Purchases of software licenses	(375)	----
Investment in venture capital partnerships and equity investments	----	(1,499)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(5,560)	(1,547)

Net cash provided by (used for) investing activities	(27,280)	28,044

Cash Flows from Financing Activities:
Principal payments on term loan	----	(28,000)
Tax benefit from employee stock transactions	95	8,642
Proceeds from issuance of common stock	25,485	111,616
Stock received for payment of employee taxes on vesting of restricted stock	(2,207)	(6,223)
Purchases of treasury stock	(216,236)	(121,455)

Net cash used for financing activities	(192,863)	(35,420)

Effect of exchange rate changes on cash and cash equivalents	1,849	825

Increase (decrease) in cash and cash equivalents	(237,375)	12,412

Cash and Cash Equivalents at End of Period	$825,545	$946,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q/A and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Cadence adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures regarding Cadence’s fair value measurements.

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

NOTE 2.  RESTATEMENT

Subsequent to the filing of Cadence’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, initially filed with the SEC on April 25, 2008, Cadence concluded that, based on a review of one arrangement in which revenue was recognized during this period, Cadence would restate its Condensed Consolidated Financial Statements for the three months ended March 29, 2008, as discussed in more detail below.

(A)	During the three months ended March 29, 2008, Cadence executed a term license arrangement with a customer and, during the three months ended September 27, 2008, Cadence executed a subscription license arrangement with the same customer. Cadence recognized Product revenue of $24.8 million during the three months ended March 29, 2008 in connection with the term license arrangement because it was determined at the time that all revenue recognition criteria required by Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and related software revenue recognition guidance had been met upon delivery of the software, which occurred during the three months ended March 29, 2008.

As part of its regular quarterly review process for the three months ended September 27, 2008, Cadence identified certain factors that, when evaluated together, indicated that the software arrangements executed with this customer both in the three months ended March 29, 2008 and the three months ended September 27, 2008 were negotiated in contemplation of one another. Accordingly, based on Technical Practice Aid, or TPA, 5100.39, “Software Revenue Recognition for Multiple-Element Arrangements,” Cadence determined that the term license arrangement executed during the three months ended March 29, 2008 and the subscription license arrangement executed during the three months ended September 27, 2008 collectively represented a multiple element arrangement. Because the subscription arrangement provides the customer with the right to use unspecified additional software products that become commercially available during the term of the arrangement, Cadence determined that the revenue relating to this multiple element arrangement should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008. Accordingly, because no revenue should have been recognized during the three months ended March 29, 2008 in connection with this multiple element arrangement, total revenue during this period was reduced by $24.8 million. As a result of this reduction of revenue, Cadence also reduced Receivables, net by $24.8 million.

(B)	Because Cadence is restating its Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, Cadence has also recorded two other revenue adjustments that were previously disclosed in Cadence’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008. Cadence determined that Product revenue for two contracts totaling $8.4 million recognized during the three months ended June 28, 2008 should have been recognized during the three months ended March 29, 2008. As a result of this increase in revenue, Cadence also increased Receivables, net by $5.5 million and decreased Current portion of deferred revenue by $2.9 million as of March 29, 2008.

(C)	These amounts represent the tax effects of the restatement adjustments noted above, which affect Benefit for income taxes by $6.0 million and Other long-term liabilities by the same amount.

(D)	This amount represents the Net loss impact of the restatement adjustments noted above.

The following table outlines the effects of the restatement adjustments on Cadence’s Condensed Consolidated Statement of Operations for the three months ended March 29, 2008:

	Three Months Ended March 29, 2008
	As Previously	Restatement		As
	Reported	Adjustments		Restated
	(In thousands, except per share amounts)

Revenue:
Product	$156,193	$(16,439)	(A),(B)	$139,754
Services	32,196	----		32,196
Maintenance	98,800	----		98,800

Total revenue	287,189	(16,439)		270,750

Costs and Expenses:
Cost of product	12,001	----		12,001
Cost of services	25,193	----		25,193
Cost of maintenance	14,540	----		14,540
Marketing and sales	93,034	----		93,034
Research and development	125,356	----		125,356
General and administrative	37,708	----		37,708
Amortization of acquired intangibles	5,760	----		5,760
Write-off of acquired in-process technology	600	----		600

Total costs and expenses	314,192	----		314,192

Loss from operations	(27,003)	(16,439)		(43,442)
Interest expense	(2,995)	----		(2,995)
Other income, net	5,763	----		5,763

Loss before benefit for income taxes	(24,235)	(16,439)		(40,674)
Benefit for income taxes	(5,488)	(5,963)	(C)	(11,451)

Net loss	$(18,747)	$(10,476)		$(29,223)

Basic net loss per share	$(0.07)			$(0.11)

Diluted net loss per share	$(0.07)			$(0.11)

Weighted average common shares outstanding – basic	262,825			262,825

Weighted average common shares outstanding – diluted	262,825			262,825

The following table outlines the effects of the restatement adjustments on Cadence’s Condensed Consolidated Balance Sheet as of March 29, 2008:

	As of March 29, 2008
	As Previously	Restatement			As
	Reported	Adjustments			Restated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$825,545	$	----		$825,545
Short-term investments	11,157		----		11,157
Receivables, net of allowances of $2,752 and $2,895, respectively	346,321		(19,347)	(A),(B)	326,974
Inventories	29,771		----		29,771
Prepaid expenses and other	97,940		----		97,940

Total current assets	1,310,734		(19,347)		1,291,387
Property, plant and equipment, net of accumulated depreciation of $633,059 and $624,680, respectively	345,918		----		345,918
Goodwill	1,315,561		----		1,315,561
Acquired intangibles, net	124,196		----		124,196
Installment contract receivables	214,991		----		214,991
Other assets	326,003		----		326,003

Total Assets	$3,637,403		$(19,347)		$3,618,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$	----		$230,385
Accounts payable and accrued liabilities	220,906		----		220,906
Current portion of deferred revenue	298,956		(2,908)	(B)	296,048

Total current liabilities	750,247		(2,908)		747,339

Long-Term Liabilities:
Long-term portion of deferred revenue	135,465		----		135,465
Convertible notes	500,000		----		500,000
Other long-term liabilities	357,986		(5,963)	(C)	352,023

Total long-term liabilities	993,451		(5,963)		987,488

Stockholders’ Equity:
Common stock and capital in excess of par value	1,528,671		----		1,528,671
Treasury stock, at cost	(780,999)		----		(780,999)
Retained earnings	1,119,176		(10,476)	(D)	1,108,700
Accumulated other comprehensive income	26,857		----		26,857

Total stockholders’ equity	1,893,705		(10,476)		1,883,229

Total Liabilities and Stockholders’ Equity	$3,637,403		$(19,347)		$3,618,056

NOTE 3.	STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock awards and restricted stock units. Restricted stock awards and restricted stock units are referred to in this Form 10-Q/A as restricted stock. In addition, the 1995 Directors Stock Option Plan, or 1995 Directors Plan, provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

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

NOTE 4.	FINANCIAL INSTRUMENTS

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

During the three months ended March 29, 2008, Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $5.4 million. This impairment is included in Other income, net in the Condensed Consolidated Statement of Operations for the three months ended March 29, 2008.

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

The calculations for basic and diluted net income (loss) per share for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007
	(In thousands, except per share amounts)

Basic:
Net income (loss)	$(29,223)	$44,421

Weighted average common shares outstanding	262,825	269,660

Basic net income (loss) per share	$(0.11)	$0.16

Diluted:
Net income (loss)	$(29,223)	$44,421
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	----	219

Net income (loss) as adjusted	$(29,223)	$44,640

Weighted average common and potential common shares used to calculate basic net income (loss) per share	262,825	269,660
2023 Notes	----	14,721
Options	----	7,336
Restricted stock and ESPP shares	----	1,886

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	262,825	293,603

Diluted net income (loss) per share	$(0.11)	$0.15

The following table presents the potential shares of Cadence’s common stock outstanding for the three months ended March 29, 2008 and March 31, 2007 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

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

The shares repurchased under Cadence’s stock repurchase programs during the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Shares repurchased	19,774	5,900
Total cost of repurchased shares	$216,236	$121,455

As of March 29, 2008, the repurchase authorization remaining under Cadence’s repurchase program totaled $412.1 million.

NOTE 9.	RETAINED EARNINGS

The changes in retained earnings for the three months ended March 29, 2008 were as follows:

Restated
(In thousands)

Balance as of December 29, 2007	$1,162,441
Net loss	(29,223)
Re-issuance of treasury stock	(24,518)

Balance as of March 29, 2008	$1,108,700

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

Cadence’s comprehensive income (loss) for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007
	(In thousands)

Net income (loss)	$(29,223)	$44,421
Foreign currency translation gain	5,707	2,580
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	893	(835)

Comprehensive income (loss)	$(22,623)	$46,166

NOTE 11.	OTHER INCOME, NET

Cadence’s Other income, net, for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Interest income	$8,775	$12,222
Gains on sale of non-marketable securities	884	4,159
Gains (losses) on sale of non-marketable and trading securities in Cadence’s nonqualified deferred compensation trust	(660)	3,339
Gains on foreign exchange	2,273	447
Equity loss from investments	(333)	(637)
Write-down of investments (Note 4)	(5,401)	----
Other income	225	----

Total other income, net	$5,763	$19,530

NOTE 12.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the three months ended March 29, 2008 and March 31, 2007 is as follows:

	Three Months Ended
	March 29,		March 31,
	2008		2007
	(In thousands)

Cash Paid During the Period for:
Interest	$	----	$416

Income taxes, including foreign withholding tax		$15,860	$3,854

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions		$1,140	$ ----

Treasury stock issued for payment under a performance-based bonus plan	$	----	$5,216

Unrealized gain (loss) of available-for-sale securities, net of taxes		$893	$(835)

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

The following table presents a summary of revenue by geography:

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007
	(In thousands)

Americas:
United States	$111,967	$168,180
Other Americas	6,217	7,393

Total Americas	118,184	175,573

Europe, Middle East and Africa:
Germany	14,423	13,219
Other Europe, Middle East and Africa	49,928	40,234

Total Europe, Middle East and Africa	64,351	53,453

Japan and Asia:
Japan	56,402	98,082
Asia	31,813	38,077

Total Japan and Asia	88,215	136,159

Total	$270,750	$365,185

Taking into account the restatement adjustments noted in Note 2, no one customer accounted for 10% or more of total revenue during the three months ended March 29, 2008. One customer accounted for 12% of total revenue for the three months ended March 31, 2007.

Taking into account the restatement adjustments noted in Note 2, two customers each accounted for 10% of Cadence’s Receivables, net and Installment contract receivables as of March 29, 2008. As of December 29, 2007, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables.

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q/A, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A and in Note 2 to our unaudited Condensed Consolidated Financial Statements, we are restating our Condensed Consolidated Financial Statements as of and for the three months ended March 29, 2008. As described in Note 2 to our unaudited Condensed Consolidated Financial Statements, the restatement corrects revenue recognition for one arrangement signed during the three months ended March 29, 2008. Product revenue under this one arrangement of $24.8 million was recognized during the three months ended March 29, 2008, but should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008.

Since we are restating our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 for this one revenue arrangement, we have also recorded two other Product revenue adjustments that were previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008. See Note 2 to the accompanying unaudited Condensed Consolidated Financial Statements for additional information.

In this Item 2, we have corrected the relevant sections to reflect these changes. Except as described above, the unaudited Condensed Consolidated Financial Statements and other disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A are unchanged and do not reflect any events that have occurred after our initial filing on April 25, 2008.

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

Revenue by Period — Restated

The following table shows our revenue for the three months ended March 29, 2008 and March 31, 2007 and the percentage of change in revenue between periods:

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

Product	$139.8	$237.9	(41)%
Services	32.2	31.9	1%
Maintenance	98.8	95.4	4%

Total revenue	$270.8	$365.2	(26)%

Product revenue decreased in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily because of a challenging economic environment and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Functional Verification and Custom IC Design products.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	Restated
	March 29,	December 29,	September 29,	June 30,	March 31,
	2008	2007	2007	2007	2007

Functional Verification	22%	26%	20%	24%	24%
Digital IC Design	24%	27%	27%	29%	26%
Custom IC Design	26%	25%	32%	24%	24%
System Interconnect	11%	9%	7%	8%	10%
Design for Manufacturing	5%	6%	6%	7%	7%
Services and other	12%	7%	8%	8%	9%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

United States	$112.0	$168.2	(33)%
Other Americas	6.2	7.4	(16)%
Europe, Middle East and Africa	64.4	53.4	21%
Japan	56.4	98.1	(43)%
Asia	31.8	38.1	(17)%

Total revenue	$270.8	$365.2	(26)%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007

United States	41%	46%
Other Americas	2%	2%
Europe, Middle East and Africa	24%	15%
Japan	21%	27%
Asia	12%	10%

Total	100%	100%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. After taking into account our restatement, no one customer accounted for 10% or more of total revenue for the three months ended March 29, 2008. One customer accounted for 12% of total revenue for the three months ended March 31, 2007.

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

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Cost of product	$ ----	$0.1
Cost of services	1.0	0.9
Cost of maintenance	0.6	0.6
Marketing and sales	4.4	6.7
Research and development	9.8	13.2
General and administrative	5.8	6.2

Total	$21.6	$27.7

Cost of Revenue

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

Product	$12.0	$15.7	(24)%
Services	25.2	23.6	7%
Maintenance	14.5	15.1	(4)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007

Product	9%	7%
Services	78%	74%
Maintenance	15%	16%

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

Operating Expenses

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In millions, except percentages)

Marketing and sales	$93.0	$102.7	(9)%
Research and development	125.4	117.1	7%
General and administrative	37.7	40.6	(7)%

Total operating expenses	$256.1	$260.4	(2)%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007

Marketing and sales	34%	28%
Research and development	46%	32%
General and administrative	14%	11%

Operating Expense Summary

Operating expenses decreased $4.3 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	A decrease of $6.1 million in stock-based compensation;
•	A decrease of $2.5 million in salary, benefits and other employee-related costs;
•	A decrease of $2.2 million in travel and customer conference costs; and
•	A decrease of $1.0 million in losses on the sale of Installment contract receivables; partially offset by
•	An increase of $7.9 million of Operating expenses in the three months ended March 29, 2008 due to no gains offsetting such expenses during this period. In the three months ended March 31, 2007, we recognized a gain of $7.9 million on the sale of land and buildings that related to and accordingly reduced Operating expenses for that period. There was no similar reduction in Operating expenses for the three months ended March 29, 2008.

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

Marketing and Sales

Marketing and sales expense decreased $9.7 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	A decrease of $8.3 million in salary, benefits and other employee-related costs;
•	A decrease of $2.3 million in stock-based compensation; and
•	A decrease of $1.7 million in travel and customer conference costs; partially offset by

•	An increase of $2.8 million of Marketing and sales expense in the three months ended March 29, 2008 due to no gains offsetting such expense during this period. In the three months ended March 31, 2007, we recognized a gain of $2.8 million on the sale of land and buildings that related to and accordingly reduced Marketing and sales expense for that period. There was no similar reduction in Marketing and sales expense for the three months ended March 29, 2008.

Research and Development

Research and development expense increased $8.3 million in the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, primarily due to:

•	An increase of $7.4 million in salary, benefits and other employee-related costs, primarily due to an increase in the number of employees supporting product development, our acquisitions of Clear Shape Technologies, Inc. and Invarium, Inc., and increases in salary costs; and
•	An increase of $4.7 million of Research and development expense in the three months ended March 29, 2008 due to no gains offsetting such expense during this period. In the three months ended March 31, 2007, we recognized a gain of $4.7 million on the sale of land and buildings that related to and accordingly reduced Research and development expense for that period. There was no similar reduction in Research and development expense for the three months ended March 29, 2008; partially offset by
•	A decrease of $3.4 million in stock-based compensation.

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

Income Taxes — Restated

The following table presents the provision (benefit) for income taxes and the effective tax rate for the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	Restated
	March 29,	March 31,
	2008	2007
	(In millions, except percentages)

Provision (benefit) for income taxes	$(11.5)	$18.5
Effective tax rate	28.2%	29.4%

Our effective tax rate for the three months ended March 29, 2008 was a 28.2% benefit, as compared to a 29.4% provision for the three months ended March 31, 2007. Our effective tax rate for the three months ended March 29, 2008 reflects the tax benefit of the Loss before benefit for income taxes for the three months ended March 29, 2008, reduced by the period-specific items of net tax expense that included interest expense related to unrecognized tax benefits, tax benefits from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options issued under employee equity incentive plans, non-deductible acquired in-process technology and changes in prior years unrecognized tax benefits. The largest of the period-specific items of net tax expense was interest expense related to unrecognized tax benefits, net of related tax effects, of $2.2 million. Our effective tax rate decreased for the three months ended March 29, 2008, compared to the three months ended March 31, 2007, primarily due to the recognition of these period-specific items of net tax expense, partially offset by decreased tax benefits from foreign income that is taxed at a lower rate than the United States federal statutory income tax rate and from the federal research tax credit, which expired at the end of 2007.

We project our annual effective tax rate for the fiscal year ending January 3, 2009 to be approximately 38.0%, which includes anticipated interest expense related to unrecognized tax benefits for the year that is included in the provision (benefit) for income taxes. However, we expect that the effective tax rate for interim reporting periods may vary from the annual effective tax rate due to the recognition of other period-specific items of tax expense and benefit described above. Our effective tax rate for the year ended December 29, 2007 was 18.6%. Our projected annual effective tax rate for the year ending January 3, 2009 increased compared to the year ended December 29, 2007 primarily due to the recognition of previously unrecognized tax benefits of $27.8 million from an effective settlement with the Internal Revenue Service, or IRS, in 2007, the expiration of the federal research tax credit at the end of 2007, and lower tax benefits from employee stock-based compensation.

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

Liquidity and Capital Resources — Restated

	As of
	Restated
	March 29,	December 29,
	2008	2007
	(In millions)

Cash, cash equivalents and Short-term investments	$836.7	$1,078.1
Net working capital	544.0	744.1

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In millions)

Cash provided by (used for) operating activities	$(19.1)	$19.0
Cash provided by (used for) investing activities	(27.3)	28.0
Cash used for financing activities	(192.9)	(35.4)

Cash and cash equivalents and Short-term investments

As of March 29, 2008, our principal sources of liquidity consisted of $836.7 million of Cash and cash equivalents and Short-term investments, as compared to $1,078.1 million as of December 29, 2007.

Our primary sources of cash in the three months ended March 29, 2008 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for design and methodology services;
•	Proceeds from the sale of receivables; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the three months ended March 29, 2008 were:

•	Payments relating to payroll, product, services and other operating expenses;
•	Payments to former shareholders of acquired businesses;
•	Purchases of property, plant and equipment; and
•	Purchases of treasury stock.

Net working capital

Net working capital decreased $200.1 million as of March 29, 2008, as compared to December 29, 2007, primarily due to:

•	A decrease of $237.4 million in Cash and cash equivalents; and
•	An increase of $30.9 million in Current portion of deferred revenue; partially offset by
•	A decrease of $69.0 million in Accounts payable and accrued liabilities.

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

Net cash used for operating activities of $19.1 million for the three months ended March 29, 2008 was primarily comprised of:

•	A decrease in Accounts payable and other accrued liabilities of $80.9 million, primarily due to the payment of bonuses, commissions, and other salaries and benefits earned during fiscal 2007 and paid during the three months ended March 29, 2008; and
•	A decrease in Other long-term liabilities of $20.8 million; partially offset by
•	Net loss, net of non-cash related expenses, of $31.9 million;
•	An increase in cash received for deferred revenue of $19.6 million; and
•	A decrease in Receivables, net and Installment contract receivables of $37.8 million, net of sales of receivables, due to the payment terms set forth in our license agreements.

Net cash provided by operating activities of $19.0 million for the three months ended March 31, 2007 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $92.6 million; and
•	An increase in cash received for deferred revenue of $6.7 million; partially offset by
•	An increase in Accounts payable and other accrued liabilities of $37.7 million;
•	An increase in Receivables, net and Installment contract receivables of $27.9 million, net of sales of receivables, due to the payment terms set forth in our license agreements; and
•	An increase in Prepaid expenses and other current assets of $9.8 million.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	Proceeds from the sale of long-term investments.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our former Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we had previously evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of March 29, 2008. This included an evaluation of the design and operation of our disclosure controls and procedures applicable to the period covered by and existing through the initial filing of the Quarterly Report on Form 10-Q for the period ended March 29, 2008. Based on that review, our former CEO and our CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and would be accumulated and communicated to our management, including the former CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 20, 2008, our former CEO resigned on October 15, 2008, and in connection with the resignation, our Board of Directors formed an Interim Office of the Chief Executive, or the IOCE, to oversee the day-to-day running of our operations. The members of the IOCE are John B. Shoven, Ph.D., Chairman of our Board of Directors, whose role as a member of the IOCE is to provide oversight on behalf of our Board of Directors, Lip-Bu Tan, Interim Vice Chairman of our Board of Directors, Charlie Huang, our Senior Vice President, and Kevin S. Palatnik, our Senior Vice President and CFO. Mr. Huang also holds the position of IOCE Chief of Staff, and performs functions similar to a principal executive officer.

Consistent with good corporate governance practices, the Audit Committee of our Board of Directors, with the assistance of special counsel and other advisors, conducted an investigation of the events that led to restatement of our financial results discussed in the Explanatory Note to Amendment No. 1 to the Quarterly Reports on Form 10-Q/A for the periods ended March 29, 2008 and June 28, 2008 and in Note 2 to the Condensed Consolidated Financial Statements therein. Upon the completion of this investigation, the Audit Committee concluded that the circumstances that led to the restatement were not the result of illegal conduct on the part of any of our directors, officers, or other employees. Also in connection with the restatement, we carried out a reevaluation, under the supervision and with the participation of our management, including the IOCE Chief of Staff and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2008. It should be noted that the certification of our IOCE Chief of Staff as to our disclosure controls and procedures as of March 29, 2008 is necessarily based in part on an evaluation of facts that existed before he assumed the position pursuant to which he performs functions similar to a principal executive officer.

In the course of this reevaluation in connection with the restatement, our management identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

There was a material weakness in our internal controls over the application of revenue recognition criteria required by SOP 97-2 “Software Revenue Recognition” in the context of multiple-element software arrangements.

The material weakness relates to both the insufficient design and ineffective operation of certain internal controls over the recognition of revenue from term license agreements. Specifically, the material weakness is comprised of the following components:

•	Controls were not adequately designed to facilitate communication of all information pertinent to the negotiations with customers between the sales and sales finance organizations and the personnel responsible for determining the appropriate recognition of the revenue related to such license agreements. As a result, controls relative to the sales and sales finance organizations reviewing, analyzing and evaluating available information pertinent to revenue recognition for term license agreements were not operating effectively.

•	Controls were not adequately designed to detect or prevent the inappropriate issuance of evaluation licenses to customers for incubation technology. Incubation technology is not commercially available for release.

As a result of the material weakness in internal control over financial reporting, our management did not detect that revenue from three term license arrangements was improperly recognized. The correction of the revenue associated with these term license agreements resulted in the following: (i) the restatement of our previously issued condensed consolidated financial statements for the three month period ended March 29, 2008; (ii) the restatement of our previously issued condensed consolidated financial statements for the three and six month periods ended June 28, 2008; and (iii) adjustments to the preliminary condensed consolidated financial statements for the three and nine month periods ended September 27, 2008. The restatements are more fully described in the Explanatory

Note to Amendment No. 1 to the Quarterly Reports on Form 10-Q/A for the periods ended March 29, 2008 and June 28, 2008 and in Note 2 to the Condensed Consolidated Financial Statements therein.

Based on the reevaluation described above, including the identification of the material weakness, our IOCE Chief of Staff and our CFO have concluded that our disclosure controls and procedures were not effective as of March 29, 2008.

Remediation Steps to Address Material Weakness

To address the material weakness described above, we have commenced the implementation of improvements to our internal controls. Specifically, we have taken and are taking the following actions, which our management believes have improved, and will continue to improve, our internal control over financial reporting, and our disclosure controls and procedures:

•	Individuals who are part of the sales process will be required to take enhanced comprehensive, ongoing compliance training specific to our policies and procedures;

•	We will require additional analysis, communication, and accompanying documentation from our sales and sales finance organizations relating to recognition of revenue for term license agreements, with particular emphasis on transactions when factors are present that increase the risk that the transaction could be deemed to be a subset of a multiple element arrangement;

•	We will enhance our existing processes and controls with respect to evaluation licenses that are applied to all technology being evaluated by customers; and

•	We will make certain personnel changes and increase supervision and training to effectuate the changes discussed above.

Our management believes that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We expect that the material weakness will be fully remediated prior to January 3, 2009; however, there can be no assurance that remediation will be completed by that date.

If we fail to remediate our material weakness promptly and effectively, there is an increased risk that a material misstatement in our interim or annual financial statements may occur.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including the IOCE Chief of Staff and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. An internal control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control are met. Further, the design of an internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence have been detected.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% for the three months ended March 29, 2008 and 54% for the three months ended March 31, 2007. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

December 30, 2007 – February 2, 2008	13,042	$12.08	----	$128.3
February 3, 2008 – March 1, 2008	11,139,240	$10.91	11,000,000	$508.4
March 2, 2008 – March 29, 2008	8,826,059	$10.97	8,774,400	$412.1

Total	19,978,341	$10.93	19,774,400

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

		Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

3.01	Amended and Restated Bylaws, as amended and effective March 5, 2008.	8-K	001-10606	3.1	3/10/2008
10.01	Employment Agreement, effective as of April 1, 2008, between the Registrant and R.L. Smith McKeithen.	10-Q	001-10606	10.01	4/25/2008
10.02	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
31.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive (Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Principal Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive (Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: December 11, 2008	By:	/s/ Charlie Huang
Charlie Huang
Senior Vice President and Member and
Chief of Staff of the Interim Office of the
Chief Executive (Person Performing Functions Similar to a Principal Executive Officer of the Registrant)

DATE: December 11, 2008	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

3.01	Amended and Restated Bylaws, as amended and effective March 5, 2008.	8-K	001-10606	3.1	3/10/2008
10.01	Employment Agreement, effective as of April 1, 2008, between the Registrant and R.L. Smith McKeithen.	10-Q	001-10606	10.01	4/25/2008
10.02	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
31.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive (Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Principal Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive (Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X