Form 10-Q/A
period 2008-06-28
CADENCE DESIGN SYSTEMS INC
filed 2008-12-11
CIK 813672

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

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 28, 2008
EXPLANATORY NOTE

Overview

Cadence Design Systems, Inc., or Cadence, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the Securities and Exchange Commission, or the SEC, on July 29, 2008, to restate its unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 28, 2008. This restatement corrects revenue recognition for one arrangement under which $24.8 million of Product revenue was recognized during the six months ended June 28, 2008 and $1.0 million of Maintenance revenue was recognized during the three and six months ended June 28, 2008, but should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008.

In connection with this arrangement, Cadence entered into an agreement to sell $18.0 million of the receivable to a financing institution, and Cadence received the cash for this receivable sale during the three months ended June 28, 2008. Cadence has restated its Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2008 to reflect this cash receipt as Cash flows from financing activities and its Condensed Consolidated Balance Sheet as of June 28, 2008 to reflect the amount due to the financing institution as a liability.

This restatement also corrects revenue recognition for one arrangement identified during Cadence’s remediation efforts described in Item 4 — Controls and Procedures under which $12.0 million of Product revenue was recognized during the three and six months ended June 28, 2008, but should be recognized during the term of the arrangement, beginning in the third quarter of 2008.

Since Cadence is restating its Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 for these two revenue arrangements, Cadence has also recorded two other Product revenue adjustments, in the aggregate amount of $8.4 million, that were previously disclosed in Cadence’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008. In addition, Cadence has recorded an adjustment to reduce Cost of product by $2.5 million for a hardware arrangement during the three and six months ended June 28, 2008. See Note 2 to the accompanying unaudited Condensed Consolidated Financial Statements for additional information.

As a result of these adjustments, certain other line items in our unaudited Condensed Consolidated Financial Statements were also adjusted.

Effects of Restatement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 in its entirety. However, Cadence has not modified nor updated disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, except as required to reflect the effects of the matters discussed above. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008, or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with Cadence’s Annual Report on Form 10-K for the period ended December 29, 2007 and Cadence’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

Cadence has amended, to the extent relevant, the following items, which were impacted by the adjustments described above:

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

Part II

Item 1A — Risk Factors — Cadence has corrected revenue-related percentages to reflect the change in revenue in international locations as revised in its restated Condensed Consolidated Financial Statements.

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

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	Restated
	June 28,	December 29,
	2008	2007

Current Assets:
Cash and cash equivalents	$836,513	$1,062,920
Short-term investments	52,751	15,193
Receivables, net of allowances of $3,218 and $2,895, respectively	308,787	326,211
Inventories	26,296	31,003
Prepaid expenses and other	101,187	94,236

Total current assets	1,325,534	1,529,563
Property, plant and equipment, net of accumulated depreciation of $640,382 and $624,680, respectively	359,023	339,463
Goodwill	1,314,236	1,310,211
Acquired intangibles, net	112,191	127,072
Installment contract receivables	192,503	238,010
Other assets	334,716	326,831

Total Assets	$3,638,203	$3,871,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$230,385
Accounts payable and accrued liabilities	248,456	289,934
Current portion of deferred revenue	251,792	265,168

Total current liabilities	730,633	785,487

Long-Term Liabilities:
Long-term portion of deferred revenue	131,145	136,655
Convertible notes	500,000	500,000
Other long-term liabilities	376,880	368,942

Total long-term liabilities	1,008,025	1,005,597

Stockholders’ Equity:
Common stock and capital in excess of par value	1,533,785	1,516,493
Treasury stock, at cost	(734,608)	(619,125)
Retained earnings	1,072,555	1,162,441
Accumulated other comprehensive income	27,813	20,257

Total stockholders’ equity	1,899,545	2,080,066

Total Liabilities and Stockholders’ Equity	$3,638,203	$3,871,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenue:
Product	$175,039	$263,793	$314,793	$501,697
Services	33,694	32,816	65,890	64,738
Maintenance	99,308	94,352	198,108	189,711

Total revenue	308,041	390,961	578,791	756,146

Costs and Expenses:
Cost of product	15,411	12,827	27,412	28,479
Cost of services	27,213	23,442	52,406	47,057
Cost of maintenance	14,439	15,295	28,979	30,418
Marketing and sales	89,907	98,063	182,941	200,761
Research and development	120,087	122,962	245,443	240,027
General and administrative	34,963	41,808	72,671	82,419
Amortization of acquired intangibles	5,820	4,413	11,580	8,922
Restructuring and other charges (credits)	(355)	(1,573)	(355)	(2,518)
Write-off of acquired in-process technology	----	----	600	----

Total costs and expenses	307,485	317,237	621,677	635,565

Income (loss) from operations	556	73,724	(42,886)	120,581
Interest expense	(2,880)	(3,064)	(5,875)	(6,524)
Other income (expense), net	(1,750)	14,207	4,013	33,737

Income (loss) before provision for income taxes	(4,074)	84,867	(44,748)	147,794
Provision for income taxes	12,720	25,271	1,269	43,777

Net income (loss) (loss)	$(16,794)	$59,596	$(46,017)	$104,017

Basic net income (loss) per share	$(0.07)	$0.22	$(0.18)	$0.38

Diluted net income (loss) per share	$(0.07)	$0.20	$(0.18)	$0.35

Weighted average common shares outstanding — basic	252,629	274,425	257,724	272,043

Weighted average common shares outstanding — diluted	252,629	302,746	257,724	297,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Restated
	June 28,	June 30,
	2008	2007

Cash and Cash Equivalents at Beginning of Period	$1,062,920	$934,342

Cash Flows from Operating Activities:
Net income (loss)	(46,017)	104,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,553	63,308
Stock-based compensation	43,044	54,709
Equity in loss from investments, net	718	1,720
(Gain) loss on investments, net	1,729	(12,093)
Gain on sale and leaseback of land and buildings	(1,070)	(12,071)
Write-down of investment securities	8,304	550
Write-off of acquired in-process technology	600	----
Tax benefit of call options	3,150	4,292
Deferred income taxes	(12,824)	1,332
Proceeds from the sale of receivables, net	29,162	76,311
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	324	(106)
Other non-cash items	(1,503)	5,045
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	11,007	24,168
Installment contract receivables	31,051	(153,636)
Inventories	4,743	(972)
Prepaid expenses and other	(8,075)	(7,760)
Other assets	(4,562)	810
Accounts payable and accrued liabilities	(56,677)	(19,493)
Deferred revenue	(24,124)	(16,926)
Other long-term liabilities	(5,028)	6,940

Net cash provided by operating activities	39,505	120,145

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale investments	3,693	3,256
Purchases of available-for-sale investments	(31,758)	----
Proceeds from the sale of long-term investments	3,250	6,241
Proceeds from the sale of property, plant and equipment	----	46,500
Purchases of property, plant and equipment	(60,769)	(37,996)
Purchases of software licenses	(375)	----
Investment in venture capital partnerships and equity investments	(1,419)	(1,948)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(6,189)	(7,394)

Net cash provided by (used for) investing activities	(93,567)	8,659

Cash Flows from Financing Activities:
Principal payments on term loan	----	(28,000)
Proceeds from receivable sale financing	17,970	----
Tax benefit from employee stock transactions	288	17,732
Proceeds from issuance of common stock	26,637	205,219
Stock received for payment of employee taxes on vesting of restricted stock	(3,287)	(10,337)
Purchases of treasury stock	(216,236)	(121,455)

Net cash provided by (used for) financing activities	(174,628)	63,159

Effect of exchange rate changes on cash and cash equivalents	2,283	2,224

Increase (decrease) in cash and cash equivalents	(226,407)	194,187

Cash and Cash Equivalents at End of Period	$836,513	$1,128,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q/A comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q/A and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Subsequent to the filing of Cadence’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008, Cadence concluded that, based on a review of two arrangements in which revenue was recognized during this period, Cadence would restate its Condensed Consolidated Financial Statements for the three and six months ended June 28, 2008, as discussed in more detail below.

(A)	During the three months ended March 29, 2008, Cadence executed a term license arrangement with a customer and, during the three months ended September 27, 2008, Cadence executed a subscription license arrangement with the same customer. Cadence recognized Product revenue of $24.8 million during the six months ended June 28, 2008 and Cadence recognized Maintenance revenue of $1.0 million during the three and six months ended June 28, 2008 in connection with the term license arrangement because it was determined at the time that all revenue recognition criteria required by Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and related software revenue recognition guidance had been met upon delivery of the software, which occurred during the three months ended March 29, 2008.

As part of its regular quarterly review process for the three months ended September 27, 2008, Cadence identified certain factors that, when evaluated together, indicated that the software arrangements executed with this customer both in the three months ended March 29, 2008 and the three months ended September 27, 2008 were negotiated in contemplation of one another. Accordingly, based on Technical Practice Aid, or TPA, 5100.39, “Software Revenue Recognition for Multiple-Element Arrangements,” Cadence determined that the term license arrangement executed during the three months ended March 29, 2008 and the subscription license arrangement executed during the three months ended September 27, 2008 collectively represented a multiple element arrangement. Because the subscription arrangement provides the customer with the right to use unspecified additional software products that become commercially available during the term of the arrangement, Cadence determined that the revenue relating to this multiple element arrangement should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008. Accordingly, because no revenue should have been recognized during the three and six months ended June 28, 2008 in connection with this multiple element arrangement, Maintenance revenue was reduced by $1.0 million during the three and six months ended June 28, 2008 and Product revenue was decreased by $24.8 million during the six months ended June 28, 2008. Receivables, net was reduced by $6.9 million, as this was the outstanding balance relating to this transaction as of June 28, 2008, and Current portion of deferred revenue was increased by $1.0 million as a result of reducing Maintenance revenue.

In connection with this arrangement, Cadence entered into an agreement to sell $18.0 million of the accounts receivable to a financing institution, and Cadence received the cash for this receivable sale during the three months ended June 28, 2008. Because the sold receivable is considered part of the subscription license arrangement, the transaction was no longer deemed a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, Cadence recorded a liability of $18.0 million due to the financing institution in its Condensed Consolidated Balance Sheet as of June 28, 2008, $1.5 million of which is a Current liability. The cash received from the financing institution of $18.0 million is included as a Cash flow from financing activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2008.

(B)	As part of the remediation efforts that Cadence has begun implementing in response to the identified material weakness, Cadence reviewed contracts in which there had been a concurrent cancellation of a subscription arrangement and execution of a term license agreement in the second quarter of 2008, which resulted in $47.0 million of Product revenue in the three months ended June 28, 2008. In the course of this review, Cadence determined that with respect to one customer, despite the cancellation of the subscription arrangement, the customer did not intend to substantively cancel its right to access future new technology because at the time the subscription license was cancelled, the customer intended to re-establish its right to access future new technology at a later time. Accordingly, Cadence has determined that Product revenue of $12.0 million originally recognized in the three and six months ended June 28, 2008 in connection with this term license agreement and a hardware arrangement with this customer should be recognized ratably over the term of the arrangement, consistent with how revenue was being recognized on the cancelled subscription arrangement.

As a result of reversing $12.0 million of product revenue that was previously recognized, Cadence also increased Current portion of deferred revenue by $3.0 million, increased Long-term portion of deferred revenue by $9.0 million and increased Inventories by $0.1 million as of June 28, 2008, and decreased Cost of product by $0.1 million for the three and six months ended June 28, 2008.

(C)	Because Cadence is restating its Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, Cadence has also recorded two other revenue adjustments that were previously disclosed in Cadence’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008. Cadence determined that Product revenue for two contracts totaling $8.4 million recognized during the three months ended June 28, 2008 should have been recognized during the three months ended March 29, 2008.

(D)	Cadence has recorded an adjustment to reduce Cost of product for a hardware arrangement during the three and six months ended June 28, 2008 and increase Inventories by $2.5 million as of June 28, 2008.

(E)	These amounts represent the tax effects of the restatement adjustments noted above, which affect Provision for income taxes, Prepaid expenses and other, Goodwill, Other long-term liabilities and Common stock and capital in excess of par value.

(F)	This amount represented the Net income (loss) impact of the restatement adjustments noted above.

The following table outlines the effects of the restatement adjustments on Cadence’s Condensed Consolidated Statement of Operations for the three months ended June 28, 2008:

	Three Months Ended June 28, 2008
	As Previously	Restatement		As
	Reported	Adjustments		Restated
	(In thousands, except per share amounts)

Revenue:
Product	$195,444	$(20,405	) (A),(B),(C)	$175,039
Services	33,694	----		33,694
Maintenance	100,340	(1,032	) (A)	99,308

Total revenue	329,478	(21,437)		308,041

Costs and Expenses:
Cost of product	18,018	(2,607	) (B),(D)	15,411
Cost of services	27,213	----		27,213
Cost of maintenance	14,439	----		14,439
Marketing and sales	89,907	----		89,907
Research and development	120,087	----		120,087
General and administrative	34,963	----		34,963
Amortization of acquired intangibles	5,820	----		5,820
Restructuring and other charges (credits)	(355)	----		(355)
Write-off of acquired in-process technology	----	----		----

Total costs and expenses	310,092	(2,607)		307,485

Income (loss) from operations	19,386	(18,830)		556
Interest expense	(2,880)	----		(2,880)
Other expense, net	(1,750)	----		(1,750)

Income (loss) before provision for income taxes	14,756	(18,830)		(4,074)
Provision for income taxes	9,760	2,960	(E)	12,720

Net income (loss)	$4,996	$(21,790)		$(16,794)

Basic net income (loss) per share	$0.02			$(0.07)

Diluted net income (loss) per share	$0.02			$(0.07)

Weighted average common shares outstanding — basic	252,629			252,629

Weighted average common shares outstanding — diluted	269,060			252,629

The following table outlines the effects of the restatement adjustments on Cadence’s Condensed Consolidated Statement of Operations for the six months ended June 28, 2008:

	Six Months Ended June 28, 2008
	As Previously	Restatement		As
	Reported	Adjustments		Restated
	(In thousands, except per share amounts)

Revenue:
Product	$351,637	$(36,844	) (A),(B)	$314,793
Services	65,890	----		65,890
Maintenance	199,140	(1,032	) (A)	198,108

Total revenue	616,667	37,876		578,791

Costs and Expenses:
Cost of product	30,019	(2,607	) (B),(D)	27,412
Cost of services	52,406	----		52,406
Cost of maintenance	28,979	----		28,979
Marketing and sales	182,941	----		182,941
Research and development	245,443	----		245,443
General and administrative	72,671	----		72,671
Amortization of acquired intangibles	11,580	----		11,580
Restructuring and other charges (credits)	(355)	----		(355)
Write-off of acquired in-process technology	600	----		600

Total costs and expenses	624,284	(2,607)		621,677

Loss from operations	(7,617)	(35,269)		(42,886)
Interest expense	(5,875)	----		(5,875)
Other income, net	4,013	----		4,013

Loss before provision for income taxes	(9,479)	(35,269)		(44,748)
Provision for income taxes	4,272	(3,003	) (E)	1,269

Net loss	$(13,751)	$(32,266)		$(46,017)

Basic net loss per share	$(0.05)			$(0.18)

Diluted net loss per share	$(0.05)			$(0.18)

Weighted average common shares outstanding — basic	257,724			257,724

Weighted average common shares outstanding — diluted	257,724			257,724

The following table outlines the effects of the restatement adjustments on Cadence’s Condensed Consolidated Balance Sheet as of June 28, 2008:

	As of June 28, 2008
	As Previously	Restatement		As
	Reported	Adjustments		Restated
		(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$836,513	$ ----		$836,513
Short-term investments	52,751	----		52,751
Receivables, net of allowances of $3,218 and $2,895, respectively	315,677	(6,890	) (A)	308,787
Inventories	23,689	2,607	(B),(D)	26,296
Prepaid expenses and other	99,153	2,034	(D)	101,187

Total current assets	1,327,783	(2,249)		1,325,534
Property, plant and equipment, net of accumulated depreciation of $633,059 and $624,680, respectively	359,023	----		359,023
Goodwill	1,314,238	(2	) (E)	1,314,236
Acquired intangibles, net	112,191	----		112,191
Installment contract receivables	192,503	----		192,503
Other assets	320,585	14,131	(E)	334,716

Total Assets	$3,626,323	$11,880		$3,638,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$230,385	$ ----		$230,385
Accounts payable and accrued liabilities	246,981	1,475	(A)	248,456
Current portion of deferred revenue	247,758	4,034	(A),(B)	251,792

Total current liabilities	725,124	5,509		730,633

Long-Term Liabilities:
Long-term portion of deferred revenue	122,116	9,029	(B)	131,145
Convertible notes	500,000	----		500,000
Other long-term liabilities	350,422	26,458	(A),(E)	376,880

Total long-term liabilities	972,538	35,487		1,008,025

Stockholders’ Equity:
Common stock and capital in excess of par value	1,530,635	3,150	(E)	1,533,785
Treasury stock, at cost	(734,608)	----		(734,608)
Retained earnings	1,104,821	(32,266	) (F)	1,072,555
Accumulated other comprehensive income	27,813	----		27,813

Total stockholders’ equity	1,928,661	(29,116)		1,899,545

Total Liabilities and Stockholders’ Equity	$3,626,323	$11,880		$3,638,203

The following table outlines the effects of the restatement adjustments on Cadence’s Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2008:

	Six Months Ended June 28, 2008
	As Previously	Restatement		As
	Reported	Adjustments		Restated
	(In thousands)

Net cash provided by operating activities	$57,475	$(17,970	) (A)	$39,505
Net cash used for financing activities	(192,598)	17,970	(A)	(174,628)

NOTE 3.	STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock awards and restricted stock units. Restricted stock awards and restricted stock units are referred to as restricted stock in this Quarterly Report on Form 10-Q/A. In addition, the 1995 Directors Stock Option Plan, or 1995 Directors Plan, provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

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

The following table summarizes Cadence’s available-for-sale marketable securities as of June 28, 2008 and December 29, 2007:

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

During the six months ended June 28, 2008, Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $5.4 million. This impairment is included in Other income (expense), net in the Condensed Consolidated Statement of Operations for the six months ended June 28, 2008. Cadence did not recognize an other-than-temporary impairment of available-for-sale securities during the three months ended June 28, 2008 or during the three and six months ended June 30, 2007.

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

NOTE 5.	CONVERTIBLE NOTES

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Cadence may not redeem the Convertible Senior Notes prior to maturity.

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

NOTE 6.	GOODWILL AND ACQUIRED INTANGIBLES

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

The changes in the carrying amount of goodwill for the six months ended June 28, 2008 were as follows:

Restated
(In thousands)

Balance as of December 29, 2007	$1,310,211
Goodwill resulting from acquisition during the period	3,074
Foreign currency translation	961
Tax benefits allocable to goodwill	(10)

Balance as of June 28, 2008	$1,314,236

Acquired Intangibles, net

Acquired intangibles with finite lives as of June 28, 2008 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$655,467	$(614,579)	$40,888
Agreements and relationships	100,812	(59,069)	41,743
Distribution rights	30,100	(15,050)	15,050
Tradenames, trademarks and patents	29,867	(15,357)	14,510

Total acquired intangibles	$816,246	$(704,055)	$112,191

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

The calculations for basic and diluted net income (loss) per share for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Basic:
Net income (loss)	$(16,794)	$59,596	$(46,017)	$104,017

Weighted average common shares outstanding	252,629	274,425	257,724	272,043

Basic net income (loss) per share	$(0.07)	$0.22	$(0.18)	$0.38

Diluted:
Net income (loss)	$(16,794)	$59,596	$(46,017)	$104,017
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	----	219	----	438

Net income (loss) as adjusted	$(16,794)	$59,815	$(46,017)	$104,455

Weighted average common and potential common shares used to calculate basic net income (loss) per share	252,629	274,425	257,724	272,043
Convertible Senior Notes	----	1,359	----	----
2023 Notes	----	14,721	----	14,721
Options	----	9,634	----	7,970
Restricted stock and ESPP shares	----	2,607	----	2,314

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	252,629	302,746	257,724	297,048

Diluted net income (loss) per share	$(0.07)	$0.20	$(0.18)	$0.35

The following table presents the potential shares of Cadence’s common stock outstanding for the three and six months ended June 28, 2008 and June 30, 2007 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2017)	36,638	7,959	40,345	11,860
Non-vested shares of restricted stock	2,237	----	6,543	----
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640	23,640
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through May 2008)	----	14,717	----	14,717

Total potential common shares excluded	62,515	46,316	70,528	50,217

NOTE 9.	STOCK REPURCHASE PROGRAMS

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

The shares repurchased under Cadence’s stock repurchase programs during the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Shares repurchased	----	----	19,774	5,900
Total cost of repurchased shares	$ ----	$ ----	$216,236	$121,455

As of June 28, 2008, the repurchase authorization remaining under Cadence’s repurchase program totaled $412.1 million.

NOTE 10.	RETAINED EARNINGS

The changes in retained earnings for the three and six months ended June 28, 2008 were as follows:

Restated
Three Months
Ended
(In thousands)

Balance as of March 29, 2008	$1,108,700
Net loss	(16,794)
Re-issuance of treasury stock	(19,351)

Balance as of June 28, 2008	$1,072,555

Restated
Six Months
Ended
(In thousands)

Balance as of December 29, 2007	$1,162,441
Net loss	(46,017)
Re-issuance of treasury stock	(43,869)

Balance as of June 28, 2008	$1,072,555

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

NOTE 11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income (loss) for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Net income (loss)	$(16,794)	$59,596	$(46,017)	$104,017
Foreign currency translation gain (loss)	(3,069)	(258)	2,638	2,322
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	4,025	(859)	4,918	(1,694)
Other	----	(932)	----	(932)

Comprehensive income (loss)	$(15,838)	$57,547	$(38,461)	$103,713

NOTE 12.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Interest income	$5,059	$12,641	$13,834	$24,863
Gains on sale of non-marketable securities	----	1,400	884	5,559
Gains on sale of available-for-sale securities	1,435	2,311	1,435	2,311
Gains (losses) on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	(3,388)	884	(4,048)	4,223
Gains (losses) on foreign exchange	(1,853)	(1,081)	420	(634)
Equity in loss from investments, net	(385)	(1,083)	(718)	(1,720)
Write-down of investment securities (Note 4)	(2,903)	(550)	(8,304)	(550)
Other income (expense)	285	(315)	510	(315)

Total other income (expense), net	$(1,750)	$14,207	$4,013	$33,737

NOTE 13.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the six months ended June 28, 2008 and June 30, 2007 is as follows:

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(In thousands)

Cash Paid During the Period for:
Interest	$3,594		$3,930

Income taxes, including foreign withholding tax	$21,555		$8,376

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$1,140	$	----

Treasury stock issued for payment under a performance-based bonus plan	$ ----		$5,216

Unrealized gain (loss) on available-for-sale securities, net of taxes	$4,918		$(1,694)

Accrual for executed and unsettled stock purchases	$5,258	$	----

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)

Americas:
United States	$136,802	$195,477	$248,769	$363,426
Other Americas	9,160	8,916	15,377	16,577

Total Americas	145,962	204,393	264,146	380,003

Europe, Middle East and Africa:
Germany	12,375	18,801	26,798	32,020
Other Europe, Middle East and Africa	51,351	47,128	101,279	87,362

Total Europe, Middle East and Africa	63,726	65,929	128,077	119,382

Japan and Asia:
Japan	59,983	55,509	116,385	153,591
Asia	38,370	65,130	70,183	103,170

Total Japan and Asia	98,353	120,639	186,568	256,761

Total	$308,041	$390,961	$578,791	$756,146

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

During 2007 and the first six months of 2008, we saw increasing pressures on the research and development budgets in our customer base due to the deceleration of growth in the electronics systems and semiconductor industries and the deteriorating macroeconomic environment. In this slowing and price- conscious environment, customers are looking for more flexibility in what software and hardware products they purchase and how and when they purchase them.

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

Our operating results are affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. In order to provide our customers with the desired flexibility, our license mix will change to a higher proportion of licenses that require ratable revenue recognition, which will result in a decrease in our expected revenue for the second half of fiscal year 2008.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A and in Note 2 to our unaudited Condensed Consolidated Financial Statements, we are restating our Condensed Consolidated Financial Statements as of and for the three and six months ended June 28, 2008. As described in Note 2 to our unaudited Condensed Consolidated Financial Statements, this restatement corrects revenue recognition for one arrangement under which $24.8 million of Product revenue was recognized during the six months ended June 28, 2008 and $1.0 million of Maintenance revenue was recognized during the three and six moths ended June 28, 2008, but should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008.

In connection with this arrangement, Cadence entered into an agreement to sell $18.0 million of the receivable to a financing institution, and Cadence received the cash for this receivable sale during the three months ended June 28, 2008. This restatement corrects the classification of this cash receipt as Cash flows from financing activities and to show the amount due to the financing institution as a liability.

This restatement also corrects revenue recognition for one arrangement identified during our remediation efforts described in Item 4 — Controls and Procedures under which $12.0 million of Product revenue was recognized during the three and six months ended June 28, 2008, but should be recognized during the term of the arrangement, beginning in the third quarter of 2008.

Since we are restating our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 for these two revenue arrangements, we have also recorded two other Product revenue adjustments that were previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the SEC on July 29, 2008. In addition, we have recorded an adjustment to reduce Cost of product for a hardware arrangement during the three and six months ended June 28, 2008. See Note 2 to the accompanying unaudited Condensed Consolidated Financial Statements for additional information.

In this Item 2, we have corrected the relevant sections to reflect these restatement changes. Except as described above, the unaudited Condensed Consolidated Financial Statements and other disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A are unchanged and do not reflect any events that have occurred after its initial filing on July 29, 2008.

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

The value and duration of contracts, and consequently product revenue recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers (e.g. customers transitioning from subscription license arrangements to term license arrangements).

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

Revenue by Period – Restated

The following table shows our revenue for the three and six months ended June 28, 2008 and June 30, 2007 and the percentage change in revenue between periods:

	Three Months Ended			Six Months Ended
	Restated			Restated
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Product	$175.0	$263.8	(34)%	$314.8	$501.7	(37)%
Services	33.7	32.8	3%	65.9	64.7	2%
Maintenance	99.3	94.4	5%	198.1	189.7	4%

Total revenue	$308.0	$391.0	(21)%	$578.8	$756.1	(23)%

Product revenue decreased in the three and six months ended June 28, 2008, as compared to the three and six months ended June 30, 2007, primarily because of a challenging economic environment and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Custom IC Design and Functional Verification products during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007, and for Digital IC Design, Functional Verification, Custom IC Design and Design for Manufacturing products during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

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

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	Restated	Restated
	June 28,	March 29,	December 29,	September 29,	June 30,
	2008	2008	2007	2007	2007

Functional Verification	25%	22%	26%	20%	24%
Digital IC Design	24%	24%	27%	27%	29%
Custom IC Design	23%	26%	25%	32%	24%
System Interconnect	10%	11%	9%	7%	8%
Design for Manufacturing	7%	5%	6%	6%	7%
Services and other	11%	12%	7%	8%	8%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended			Six Months Ended
	Restated			Restated
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

United States	$136.8	$195.5	(30)%	$248.8	$363.4	(32)%
Other Americas	9.1	8.9	2%	15.4	16.6	(7)%
Europe, Middle East and Africa	63.7	66.0	(3)%	128.1	119.4	7%
Japan	60.0	55.5	8%	116.4	153.6	(24)%
Asia	38.4	65.1	(41)%	70.1	103.1	(32)%

Total revenue	$308.0	$391.0	(21)%	$578.8	$756.1	(23)%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

United States	45%	50%	43%	48%
Other Americas	3%	2%	3%	2%
Europe, Middle East and Africa	21%	17%	22%	16%
Japan	19%	14%	20%	20%
Asia	12%	17%	12%	14%

Total	100%	100%	100%	100%

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

During the six months ended June 28, 2008, stock-based compensation expense decreased $11.7 million, as compared to the six months ended June 30, 2007, primarily due to:

•	A decrease of $7.5 million in stock-compensation expense for restricted stock and stock bonuses, primarily due to new grants of restricted stock being valued at a lower stock price and a decrease in stock bonuses; and
•	A decrease of $5.9 million in stock-compensation expense for stock options, primarily due to our increased use of restricted stock instead of stock options in recent years; partially offset by
•	An increase of $1.7 million in stock-compensation expense primarily due to an increase in purchase rights granted under our ESPP during the current period.

Cost of Revenue

	Three Months Ended			Six Months Ended
	Restated			Restated
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Product	$15.4	$12.8	20%	$27.4	$28.5	(4)%
Services	$27.2	$23.4	16%	$52.4	$47.1	11%
Maintenance	$14.4	$15.3	(6)%	$29.0	$30.4	(5)%

Cost of Revenue as a Percent of Related Revenue – Restated

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Product	9%	5%	9%	6%
Services	81%	71%	80%	73%
Maintenance	15%	16%	15%	16%

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

A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions)

Product related costs	$10.6	$7.6	$18.0	$17.7
Amortization of acquired intangibles	4.8	5.2	9.4	10.8

Total Cost of product	$15.4	$12.8	$27.4	$28.5

During the three months ended June 28, 2008, Cost of product increased $2.6 million, as compared to the three months ended June 30, 2007, primarily due to:

•	An increase of $4.7 million in hardware costs attributable to sales of hardware products with higher costs and increased hardware sales; partially offset by
•	A decrease of $1.3 million in amortization of license costs related to third-party technology.

During the six months ended June 28, 2008, Cost of product decreased $1.1 million, as compared to the six months ended June 30, 2007, primarily due to:

•	A decrease of $1.5 million in amortization of license costs related to third-party technology; and
•	A decrease of $1.4 million in amortization of acquired intangible assets because certain acquired intangible assets became fully amortized during the period; partially offset by
•	An increase of $2.1 million in hardware costs attributable primarily to increased hardware sales.

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

Operating Expenses

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Marketing and sales	$89.9	$98.1	(8)%	$182.9	$200.8	(9)%
Research and development	120.1	123.0	(2)%	245.4	240.0	2%
General and administrative	35.0	41.8	(16)%	72.7	82.4	(12)%

Total operating expenses	$245.0	$262.9	(7)%	$501.0	$523.2	(4)%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Marketing and sales	29%	25%	32%	27%
Research and development	39%	31%	42%	32%
General and administrative	11%	11%	13%	11%

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

Income Taxes – Restated

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	Restated		Restated
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In millions, except percentages)

Provision for income taxes	$12.7	$25.3	$1.3	$43.8
Effective tax rate	(312.2)%	29.8%	(2.8)%	29.6%

For interim periods, we calculate our provision for income tax based on our current estimate of the annual effective tax rate. See the discussion below regarding our current estimate of the annual effective tax rate. We generally apply the estimated annual effective tax rate to year to date pre-tax income or loss. We adjust the provision for income tax expense for the current quarter to reflect our current estimate of the annual effective tax rate and period-specific items of tax expense or benefit. Our negative effective tax rate for the three months ended June 28, 2008 primarily reflects the adjustment of our estimated annual effective tax rate for the fiscal year ending January 3, 2009 and period-specific items of net tax expense of $1.8 million. The largest of the period-specific items of net tax expense was interest expense related to unrecognized tax benefits, net of related tax effects of $2.0 million.

Our negative effective tax rate for the six months ended June 28, 2008 primarily reflects period-specific items of net tax expense of $4.5 million. The largest of the period-specific items of net tax expense was interest expense related to unrecognized tax benefits, net of related tax effects, of $4.2 million. Our effective tax rate was negative for the six months ended June 28, 2008 as compared to the positive effective tax rate for the six months ended June 30, 2007, primarily due to the Loss before provision for income taxes and the period specific items of net tax expense for the six months ended June 28, 2008.

Because we currently expect to recognize a pre-tax loss for the year, we have revised our estimate of our annual effective tax rate for the fiscal year ending January 3, 2009 to be approximately 2.0%. We anticipate having a 2.0% effective tax rate primarily as a result of the tax benefit of losses recognized in certain tax jurisdictions, which is partially offset by the tax expense on certain of our foreign earnings and interest expense on our unrecognized tax benefits. However, we expect that the effective tax rate for interim reporting periods will vary from the estimated annual effective tax rate. Our effective tax rate for the year ended December 29, 2007 was 18.6%.

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

Liquidity and Capital Resources – Restated

	As of
	Restated
	June 28,	December 29,
	2008	2007
	(In millions)

Cash, cash equivalents and Short-term investments	$889.3	$1,078.1
Net working capital	594.9	744.1

	Six Months Ended
	Restated
	June 28,	June 30,
	2008	2007
	(In millions)

Cash provided by operating activities	$39.5	$120.1
Cash provided by (used for) investing activities	(93.6)	8.7
Cash provided by (used for) financing activities	(174.6)	63.2

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

Net working capital

Net working capital decreased $149.2 million as of June 28, 2008, as compared to December 29, 2007, primarily due to:

•	A decrease of $226.4 million in Cash and cash equivalents; partially offset by
•	A decrease of $41.5 million in Accounts payable and accrued liabilities;
•	An increase of $37.6 million in Short-term investments; and
•	A decrease of $13.4 million in Current portion of deferred revenue.

Cash flows from operating activities

Cash flows provided by operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 28, 2008, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $29.2 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $76.3 million for the six months ended June 30, 2007. As a result of the credit losses recorded by banks over the last twelve months, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, due to the change in the license mix that will result in an increased number of subscription licenses that cannot be transferred to financing institutions, we expect a reduced level of Proceeds from the sale of receivables throughout the remainder of 2008. Due to the lower order levels and the reduced level of sale of receivables, we expect Cash flows from operating activities to be approximately $175.0 million for fiscal 2008.

Net cash provided by operating activities of $39.5 million for the six months ended June 28, 2008 was primarily comprised of:

•	Net loss, net of non-cash related expenses, of $62.0 million; and
•	A decrease in Receivables, net and Installment contract receivables of $71.2 million, net of sales of receivables, due to the payment terms set forth in our license agreements; partially offset by
•	A decrease in Accounts payable and other accrued liabilities of $56.7 million;
•	A decrease in cash received for deferred revenue of $24.1 million; and
•	A decrease in Other long-term liabilities of $5.0 million.

Net cash provided by operating activities of $120.1 million for the six months ended June 30, 2007 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $210.7 million; partially offset by
•	An increase in Receivables, net and Installment contract receivables of $53.2 million, net of sales of receivables, due to the payment terms set forth in our license agreements;
•	A decrease in Accounts payable and other accrued liabilities of $19.5 million; and
•	A decrease in cash received for deferred revenue of $16.9 million.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Purchases of available-for-sale investments;
•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	Proceeds from the sale of available-for-sale and long-term investments.

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

Net cash used for financing activities increased by $237.8 million during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007. The increase was primarily due to:

•	A decrease of $178.6 million in Proceeds from the sale of common stock due to a decreased number of options exercised during the six months ended June 28, 2008; and
•	An increase of $94.8 million in Purchases of treasury stock; partially offset by
•	A decrease of $28.0 million of payments on our Term Loan, the repayment of which was completed in March 2007; and
•	An increase of $18.0 million in Proceeds from receivable sale financing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our former Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we had previously evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of June 28, 2008. This included an evaluation of the design and operation of our disclosure controls and procedures applicable to the period covered by and existing through the initial filing of the Quarterly Report on Form 10-Q for the period ended June 28, 2008. Based on that review, our former CEO and our CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and would be accumulated and communicated to our management, including the former CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Consistent with good corporate governance practices, the Audit Committee of our Board of Directors, with the assistance of special counsel and other advisors, conducted an investigation of the events that led to restatement of our financial results discussed in the Explanatory Note to Amendment No. 1 to the Quarterly Reports on Form 10-Q/A for the periods ended March 29, 2008 and June 28, 2008 and in Note 2 to the Condensed Consolidated Financial Statements therein. Upon the completion of this investigation, the Audit Committee concluded that the circumstances that led to the restatement were not the result of illegal conduct on the part of any of our directors, officers, or other employees. Also in connection with the restatement, we carried out a reevaluation, under the supervision and with the participation of our management, including the IOCE Chief of Staff and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2008. It should be noted that the certification of our IOCE Chief of Staff as to our disclosure controls and procedures as of June 28, 2008 is necessarily based in part on an evaluation of facts that existed before he assumed the position pursuant to which he performs functions similar to a principal executive officer.

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

Based on the reevaluation described above, including the identification of the material weakness, our IOCE Chief of Staff and our CFO have concluded that our disclosure controls and procedures were not effective as of June 28, 2008.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% for the three months ended June 28, 2008 and 50% for the three months ended June 30, 2007. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Condensed Consolidated Statements of

Operations. FSP APB 14-1 is effective for fiscal 2009 and is required to be applied retrospectively for all periods for which our Convertible Senior Notes were outstanding prior to the date of adoption. FSP APB 14-1 will have an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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