Form 10-Q
period 2008-09-27
CADENCE DESIGN SYSTEMS INC
filed 2008-12-11
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

On November 29, 2008, 256,278,936 shares of the registrant’s common stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE

On December 11, 2008, Cadence Design Systems, Inc., or Cadence, restated its unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 29, 2008 and as of and for the three and six months ended June 28, 2008. The restatement corrected revenue recognition with respect to an arrangement in which $24.8 million of Product revenue was recognized in the first quarter of 2008 and $1.0 million of Maintenance revenue was recognized in the second quarter of 2008, but should be recognized during the term of the arrangement, beginning in the fourth quarter of 2008. The restatement also corrected revenue recognition with respect to an arrangement in which $12.0 million of Product revenue was recognized in the second quarter of 2008, but should be recognized during the term of the arrangement, beginning in the third quarter of 2008. In addition, Cadence made two other Product revenue adjustments that were previously disclosed in Cadence’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008, initially filed with the Securities and Exchange Commission, or SEC, on July 29, 2008, and one other previously determined immaterial adjustment. See Note 2 of Cadence’s Amendment No. 1 to Form 10-Q/A for the quarters ended March 29, 2008 and June 28, 2008. In addition to this Form 10-Q, Cadence is concurrently filing Amendment No. 1 to Form 10-Q/A for the quarters ended March 29, 2008 and June 28, 2008.

CADENCE DESIGN SYSTEMS, INC.
INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets: September 27, 2008 and December 29, 2007	1

	Condensed Consolidated Statements of Operations: Three and Nine Months Ended September 27, 2008 and September 29, 2007	2

	Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 27, 2008 and September 29, 2007	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Submission of Matters to a Vote of Security Holders	65

Item 5.	Other Information	65

Item 6.	Exhibits	66

	Signatures	68
EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-10.05
EX-10.06
EX-10.07
EX-10.08
EX-10.09
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-31.01
EX-31.02
EX-32.01
EX-32.02

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 27,	December 29,
	2008	2007

Current Assets:
Cash and cash equivalents	$551,753	$1,062,920
Short-term investments	6,068	15,193
Receivables, net of allowances of $3,355 and $2,895, respectively	278,458	326,211
Inventories	25,545	31,003
Prepaid expenses and other	84,112	94,236

Total current assets	945,936	1,529,563
Property, plant and equipment, net of accumulated depreciation of $636,305 and $624,680, respectively	359,196	339,463
Goodwill	1,315,217	1,310,211
Acquired intangibles, net	101,409	127,072
Installment contract receivables	170,503	238,010
Other assets	356,527	326,831

Total Assets	$3,248,788	$3,871,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$ ----	$230,385
Accounts payable and accrued liabilities	259,062	289,934
Current portion of deferred revenue	245,901	265,168

Total current liabilities	504,963	785,487

Long-Term Liabilities:
Long-term portion of deferred revenue	124,703	136,655
Convertible notes	500,178	500,000
Other long-term liabilities	413,993	368,942

Total long-term liabilities	1,038,874	1,005,597

Stockholders’ Equity:
Common stock and capital in excess of par value	1,546,278	1,516,493
Treasury stock, at cost	(730,301)	(619,125)
Retained earnings	868,255	1,162,441
Accumulated other comprehensive income	20,719	20,257

Total stockholders’ equity	1,704,951	2,080,066

Total Liabilities and Stockholders’ Equity	$3,248,788	$3,871,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenue:
Product	$107,572	$273,799	$422,365	$775,496
Services	32,873	31,225	98,763	95,963
Maintenance	92,043	95,900	290,151	285,611

Total revenue	232,488	400,924	811,279	1,157,070

Costs and Expenses:
Cost of product	11,829	13,823	39,241	42,302
Cost of services	25,677	23,364	78,083	70,421
Cost of maintenance	13,910	15,217	42,889	45,635
Marketing and sales	91,075	97,163	274,016	297,924
Research and development	112,486	125,391	357,929	365,418
General and administrative	32,937	40,747	105,608	123,166
Amortization of acquired intangibles	5,626	4,739	17,206	13,661
Restructuring and other charges (credits)	48,120	(7,066)	47,765	(9,584)
Write-off of acquired in-process technology	----	2,678	600	2,678

Total costs and expenses	341,660	316,056	963,337	951,621

Income (loss) from operations	(109,172)	84,868	(152,058)	205,449
Interest expense	(3,180)	(2,849)	(9,055)	(9,373)
Other income (expense), net	(7,714)	14,201	(3,701)	47,938

Income (loss) before provision for income taxes	(120,066)	96,220	(164,814)	244,014
Provision for income taxes	49,000	23,488	50,269	67,265

Net income (loss)	$(169,066)	$72,732	$(215,083)	$176,749

Basic net income (loss) per share	$(0.67)	$0.27	$(0.84)	$0.65

Diluted net income (loss) per share	$(0.67)	$0.24	$(0.84)	$0.60

Weighted average common shares outstanding – basic	252,915	272,977	256,119	272,354

Weighted average common shares outstanding – diluted	252,915	299,506	256,119	297,783

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Cash and Cash Equivalents at Beginning of Period	$1,062,920	$934,342

Cash Flows from Operating Activities:
Net income (loss)	(215,083)	176,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,719	96,798
Stock-based compensation	57,678	78,828
Equity in loss from investments, net	823	2,504
(Gain) loss on investments, net	11,440	(16,608)
(Gain) loss on sale and leaseback of land and buildings	350	(12,606)
Write-down of investment securities	10,666	2,550
Write-off of acquired in-process technology	600	2,678
Non-cash restructuring and other charges (credits)	222	(7,106)
Tax benefit of call options	7,034	7,036
Deferred income taxes	(11,020)	4,848
Proceeds from the sale of receivables, net	48,124	163,549
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	383	(975)
Other non-cash items	(1,258)	8,525
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	21,489	9,053
Installment contract receivables	46,198	(273,301)
Inventories	5,486	(681)
Prepaid expenses and other	(3,421)	(23,229)
Other assets	(1,849)	(2,027)
Accounts payable and accrued liabilities	(41,582)	(35,516)
Deferred revenue	(32,243)	9,411
Other long-term liabilities	35,972	18,448

Net cash provided by operating activities	37,728	208,928

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	53,783	6,468
Purchases of available-for-sale securities	(62,447)	----
Proceeds from the sale of long-term investments	3,250	6,323
Proceeds from the sale of property, plant and equipment	----	46,500
Purchases of property, plant and equipment	(81,112)	(57,405)
Purchases of software licenses	(1,199)	----
Investment in venture capital partnerships and equity investments	(4,053)	(3,214)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(20,621)	(74,117)

Net cash used for investing activities	(112,399)	(75,445)

Cash Flows from Financing Activities:
Principal payments on term loan	----	(28,000)
Proceeds from receivable sale financing	17,970	----
Payment of convertible notes due 2023	(230,207)	----
Tax benefit from employee stock transactions	427	20,727
Proceeds from issuance of common stock	48,116	249,006
Stock received for payment of employee taxes on vesting of restricted stock	(3,693)	(11,735)
Purchases of treasury stock	(273,950)	(372,416)
Other	----	8,558

Net cash used for financing activities	(441,337)	(133,860)

Effect of exchange rate changes on cash and cash equivalents	4,841	1,622

Increase (decrease) in cash and cash equivalents	(511,167)	1,245

Cash and Cash Equivalents at End of Period	$551,753	$935,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2007 was a 52-week year and fiscal 2008 will be a 53-week year ending on January 3, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cadence adopted SFAS No. 159 for fiscal 2008. However Cadence did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the nine months ended September 27, 2008. Therefore, the adoption of SFAS No. 159 did not impact Cadence’s consolidated financial position, results of operations or cash flows.

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

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R, “Share-Based Payment” in the Condensed Consolidated Statements of Operations in connection with stock options, restricted stock and the ESPP for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Stock options	$5,809	$9,069	$20,036	$29,166
Restricted stock and stock bonuses	4,955	12,022	27,007	41,531
ESPP	3,870	3,028	10,635	8,131

Total stock-based compensation expense	$14,634	$24,119	$57,678	$78,828

Income tax benefit	$3,533	$7,312	$15,036	$26,488

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Dividend yield	N/A	None	None	None
Expected volatility	N/A	27.0%	42.9%	23.2%
Risk-free interest rate	N/A	4.26%	2.76%	4.68%
Expected life (in years)	N/A	4.4	4.5	4.4
Weighted average fair value of options granted	N/A	$6.41	$4.22	$5.14

Cadence did not grant any stock options during the three months ended September 27, 2008. The computation of the expected volatility assumption used in the Black-Scholes pricing model for new grants is based on implied volatility. When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends; thus the expected dividend yield used in the calculation is zero.

Restricted Stock and Stock Bonuses

The cost of restricted stock is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. The weighted average grant date fair values of restricted stock granted during the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Weighted average fair value of restricted stock granted	$8.02	$20.65	$11.02	$20.59

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

During the three months ended September 27, 2008, Cadence modified the performance goals related to its performance-based restricted stock awards. On the modification date, Cadence evaluated the likelihood of achievement of both the original performance goals and the modified performance goals. For the performance-based restricted stock awards in which the original performance goal was unlikely to be achieved, Cadence reversed the previously recorded stock-based compensation expense of $6.5 million, calculated the fair value of the restricted stock award on the modification date, and will record the stock-based compensation expense to the extent that the modified performance goals are expected to be achieved over the remaining weighted average requisite service period of 1.0 years. The fair value of the modified performance-based restricted stock awards was $6.2 million, or $7.34 per share. For the performance-based restricted stock awards in which both the original performance goal and the modified performance goal were determined to be likely to be achieved, the original grant date fair value will continue to be recorded as stock-based compensation expense as if no modification had occurred.

As noted in Note 16 below, certain executive officers resigned from their positions at Cadence in October 2008. Pursuant to the resignations and the terms of the respective employment agreements of these executive officers, the performance-based restricted shares have either been forfeited or will vest subject to the terms of those agreements. Cadence will record additional stock-based compensation expense during the three months ending January 3, 2009 relating to the accelerated vesting, which will be offset by the reversal of previously recorded stock-based compensation expense relating to the performance-based awards that were forfeited.

Stock-based compensation expense (credits) related to the performance-based restricted stock grants for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
		(In thousands)

Stock-based compensation expense (credits) related to performance-based grants	$(5,402)	$1,868	$(1,471)	$5,501

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence’s common stock. Each period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the plan is based on the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. During the three months ended September 27, 2008, Cadence agreed to make the period’s payment of $2.9 million in cash. During the nine months ended September 27, 2008, Cadence agreed to make both of the period’s payments totaling $5.6 million in cash. Under the terms of this performance-based bonus plan, future payments may be made in cash or stock. Stock-based compensation expense related to these performance-based bonus plans and the shares issued for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
		(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$1,742	$1,423	$4,569	$8,212
Shares issued for performance-based bonus plan	----	169	----	421

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

Shares of Cadence’s common stock issued under the ESPP for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	3,358	1,279	6,076	3,200
Cash received from the exercise of purchase rights under the ESPP	21,093	$21,383	44,547	$43,964
Weighted average fair value of purchase rights granted	$6.28	$16.71	$7.33	$13.74

Stock-based compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Dividend yield	None	None	None	None
Expected volatility	50.3%	27.0%	48.0%	24.6%
Risk-free interest rate	1.88%	4.96%	1.95%	5.08%
Expected life (in years)	0.50	0.50	0.48	0.50
Weighted average fair value of purchase rights granted	$2.09	$5.01	$2.40	$4.74

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of September 27, 2008:

	Fair Value Measurements as of September 27, 2008:
	Total	Level 1	Level 2		Level 3
	(In thousands)
Assets
Cash equivalents — Money market mutual funds	$425,395	$425,395	$	----	$	----
Available-for-sale securities	3,082	3,018		----		64
Time deposits	2,986	2,986		----		----
Trading securities held in NQDCs	47,862	47,862		----		----

Total Assets	$479,325	$479,261	$	----		$64

	Fair Value Measurements as of September 27, 2008:
	Total	Level 1		Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$(1,135)	$	----	$(1,135)	$	----

Total Liabilities	$(1,135)	$	----	$(1,135)	$	----

Available-for-sale Securities

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

It is Cadence’s policy to review the fair value of available-for-sale securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value.

The following table summarizes Cadence’s available-for-sale securities as of September 27, 2008 and December 29, 2007:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 27, 2008	$4,024	$ ----	$(942)	$3,082
December 29, 2007	$14,044	$4,467	$(3,572)	$14,939

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 27, 2008:

	Less than 12 Months
		Gross
		Unrealized
	Fair Value	Losses
	(In thousands)

Available-for-sale securities	$1,395	$(942)

Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $2.4 million during the three months ended September 27, 2008 and $7.8 million during the nine months ended September 27, 2008. This impairment is included in Other income (expense), net in the Condensed Consolidated Statement of Operations. Cadence did not recognize an other-than-temporary impairment of available-for-sale securities during the three or nine months ended September 29, 2007.

Net recognized gains (losses) from the sale of available-for-sale securities for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Gains (losses) on sale of available-for-sale securities	$(9,379)	$2,093	$(7,945)	$4,404

During the nine months ended September 27, 2008, Cadence purchased approximately 4.3 million shares of Mentor Graphics Corporation, or Mentor Graphics, common stock in connection with its proposed acquisition of Mentor Graphics. Subsequent to the announcement of Cadence’s withdrawal of the proposed acquisition of Mentor Graphics and during the three months ended September 27, 2008, Cadence sold its entire equity interest in Mentor Graphics at a loss of $9.4 million.

Cost Method Investments

Investments accounted for by Cadence under the cost method of accounting are carried at historical cost and Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred. Cadence did not record write-downs due to other-than-temporary declines in value of non-marketable securities for the three months ended September 27, 2008, but did record $2.0 million for the three months ended September 29, 2007. Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $2.9 million for the nine months ended September 27, 2008 and $2.6 million for the nine months ended September 29, 2007. These write-downs are included in Other income (expense), net, in the Condensed Consolidated Statement of Operations.

NOTE 4.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale to qualified institutional buyers pursuant to SEC Rule 144A of the Securities Act, or SEC Rule 144A. Cadence received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of Cadence’s Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

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

In addition, if a fundamental change occurs prior to maturity and provided that Cadence’s stock price is greater than $18.00 per share, the conversion rate will increase by an additional amount of up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:

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

As of September 27, 2008, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

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

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $11.7 million as of September 27, 2008. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $5.2 million as of September 27, 2008. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is considered dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cadence received net proceeds of $406.4 million after transaction fees of $13.6 million that were recorded in Other long-term assets and were amortized to interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the outstanding 2023 Note balance to $0.2 million as of September 27, 2008. Concurrently with the issuance of the 2023 Notes, Cadence entered into hedge and warrant transactions, all of which expired during the nine months ended September 27, 2008 and no settlement was required.

NOTE 5.	INCOME TAXES

Earnings of Foreign Subsidiaries

During the three months ended September 27, 2008, Cadence repatriated $200.0 million of earnings from a foreign subsidiary, earnings which had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. Cadence currently expects that an additional $117.9 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, Cadence has accrued a tax expense of $71.0 million during the three and nine months ended September 27, 2008 to provide for the potential U.S., state and foreign income taxes on these repatriations. Cadence intends to indefinitely reinvest the remainder of its undistributed earnings of its foreign subsidiaries, which Cadence estimates to be $29.0 million for the year ending January 3, 2009, to meet both the working capital and long-term capital needs of its subsidiaries and of Cadence.

Internal Revenue Service Examinations

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

Unrecognized Tax Benefits

During the nine months ended September 27, 2008, Cadence recognized a $7.9 million decrease in the net liabilities for unrecognized tax benefits based on new information received during the period, which Cadence accounted for as a $7.9 million increase in the balance of Common stock and capital in excess of par value.

Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits for its transfer pricing arrangements with its foreign subsidiaries could significantly increase or decrease during the fiscal year ending January 3, 2009 if the Appeals Office develops new settlement guidelines that change Cadence’s measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, Cadence cannot currently provide an estimate of the range of the reasonably possible change.

Cadence also believes that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in its cost sharing arrangements with its foreign subsidiaries could significantly increase or decrease during the fiscal year ending January 3, 2009 based on the outcome of the IRS appeal of Xilinx, Inc. v. Commissioner, which is before the U.S. Court of Appeals for the Ninth Circuit. Cadence believes that the range of reasonably possible change is an increase in unrecognized tax benefits of $6.4 million to a decrease of unrecognized tax benefit of $1.6 million.

NOTE 6.	RESTRUCTURING AND OTHER CHARGES

During the three months ended September 27, 2008, Cadence determined that it would initiate a plan of restructuring intended to decrease costs by reducing its workforce throughout the company, and that the expenses associated with that reduction were both probable and estimable. Cadence recorded Restructuring and other charges of approximately $48.1 million during the three months ended September 27, 2008, which included estimated severance payments, severance-related benefits and costs for outplacement services for at least 625 employees. Cadence expects to record an additional $17.0 million to $22.0 million in restructuring costs during the three months ending January 3, 2009 related to other aspects of this restructuring that were not probable as of September 27, 2008, or that should be recorded as the expense is incurred. Cadence accounted for the termination and benefits charges associated with this Restructuring in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.”

As of September 27, 2008, Cadence had not made any payments in connection with this restructuring plan, and the entire $48.1 million is included in Accounts payable and accrued liabilities in its Condensed Consolidated Balance Sheet. Due to varying regulations in the jurisdictions and countries in which Cadence operates, Cadence expects substantially all termination benefits to be paid by January 2, 2010.

In connection with this restructuring initiative, Cadence has recorded estimated provisions for severance payments, severance-related benefits and outplacement costs. Cadence regularly evaluates the adequacy of its restructuring accrual, and adjusts the balance based on changes in estimates and assumptions. Cadence may incur future charges for changes in estimates related to amounts previously recorded and for additional activities under this restructuring.

NOTE 7.	GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s reporting unit may be less than its carrying amount. Cadence’s goodwill impairment test consists of the two steps required by SFAS No. 142. The first step requires that Cadence compare the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

To determine the reporting unit’s fair value, Cadence uses a combination of the income and market valuation approaches. In determining its overall conclusion of reporting unit fair value, Cadence considers the estimated values derived from both the income and market valuation approaches and weighs the values from each approach equally.

The income approach provides an estimate of fair value based on discounted expected future cash flows. These expected future cash flows are based on Cadence’s estimated market segment growth rates, assumed market segment share growth rates, estimated costs and appropriate discount rates based on the reporting unit’s weighted average cost of capital. Cadence’s estimates of market segment growth, market segment share growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of Cadence’s routine long-range planning process.

The market approach provides an estimate of the fair value of Cadence’s one reporting unit using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. The control premium is determined by considering control premiums offered as part of acquisitions in both Cadence’s market segment and comparable market segments.

The most recent goodwill impairment analysis was completed during the three months ended September 27, 2008, and Cadence determined that no indicators of impairment existed as of September 27, 2008. However, subsequent to September 27, 2008, Cadence observed possible impairment indicators including a further deterioration in the market in which Cadence operates and a decrease in its market capitalization. As such, Cadence determined indicators exist subsequent to September 27, 2008 that indicate that the fair value of Cadence’s reporting unit may be less than its carrying amount. Accordingly, Cadence will complete an interim goodwill impairment test during the three months ending January 3, 2009. If the fair value of the reporting unit is determined to be less than its carrying value, Cadence will complete step two of the goodwill impairment test by evaluating the fair value of its goodwill as required by SFAS No. 142 and record an impairment charge, if necessary.

The changes in the carrying amount of goodwill for the nine months ended September 27, 2008 were as follows:

(In thousands)

Balance as of December 29, 2007	$1,310,211
Goodwill resulting from acquisition during the period	3,074
Additions due to earnouts	1,682
Tax benefits allocable to goodwill	(83)
Other	333

Balance as of September 27, 2008	$1,315,217

Acquired Intangibles, net

Acquired intangibles with finite lives as of September 27, 2008 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$655,467	$(619,979)	$35,488
Agreements and relationships	100,814	(62,507)	38,307
Distribution rights	30,100	(15,803)	14,297
Tradenames, trademarks and patents	29,867	(16,550)	13,317

Total acquired intangibles	$816,248	$(714,839)	$101,409

During the nine months ended September 27, 2008, Cadence acquired intangible assets of $8.6 million, including $0.6 million allocated to acquired in-process technology related to Cadence’s acquisition of Chip Estimate Corporation. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed. During the nine months ended September 27, 2008, Cadence made cash payments of $13.4 million for previously completed business combinations and acquisitions of intangibles, $5.5 million for business combinations completed during the nine months ended September 27, 2008 and $1.7 million for earnouts related to previously completed business combinations that were earned during the nine months ended September 27, 2008.

Acquired intangibles with finite lives as of December 29, 2007 were as follows:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$651,427	$(602,161)	$49,266
Agreements and relationships	96,585	(51,791)	44,794
Distribution rights	30,100	(13,545)	16,555
Tradenames, trademarks and patents	29,367	(12,910)	16,457

Total acquired intangibles	$807,479	$(680,407)	$127,072

Amortization of acquired intangibles for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Cost of product	$4,080	$6,049	$13,525	$16,825
Cost of services	3	3	9	9
Cost of maintenance	1,045	1,212	3,135	3,656
Amortization of acquired intangibles	5,626	4,739	17,206	13,661

Total amortization of acquired intangibles	$10,754	$12,003	$33,875	$34,151

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2008 – remaining period	$10,343
2009	35,172
2010	22,857
2011	17,554
2012	12,064
Thereafter	3,419

Total estimated amortization expense	$101,409

NOTE 8.	CONTINGENCIES

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

See also Note 16 — Subsequent Events.

Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products for a 90-day period. These warranties are accounted for in accordance with SFAS No. 5. To date, Cadence has not incurred any significant costs related to warranty obligations.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

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

The calculations for basic and diluted net income (loss) per share for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Basic:
Net income (loss)	$(169,066)	$72,732	$(215,083)	$176,749

Weighted average common shares outstanding	252,915	272,977	256,119	272,354

Basic net income (loss) per share	$(0.67)	$0.27	$(0.84)	$0.65

Diluted:
Net income (loss)	$(169,066)	$72,732	$(215,083)	$176,749
Effect of dilutive securities:
Amortization of 2023 Notes transaction fees, net of tax	----	219	----	657

Net income (loss) as adjusted	$(169,066)	$72,951	$(215,083)	$177,406

Weighted average common and potential common shares used to calculate basic net income (loss) per share	252,915	272,977	256,119	272,354
Convertible Senior Notes	----	449	----	122
2023 Notes	----	14,721	----	14,721
Options	----	8,845	----	8,217
Restricted stock and ESPP shares	----	2,514	----	2,369

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	252,915	299,506	256,119	297,783

Diluted net income (loss) per share	$(0.67)	$0.24	$(0.84)	$0.60

The following table presents the potential shares of Cadence’s common stock outstanding for the three and nine months ended September 27, 2008 and September 29, 2007 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2017)	39,257	10,995	39,257	11,840
Non-vested shares of restricted stock	7,673	----	7,673	----
2023 Notes	11	----	11	----
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640	23,640
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through May 2008)	----	14,717	----	14,717

Total potential common shares excluded	70,581	49,352	70,581	50,197

NOTE 10.	STOCK REPURCHASE PROGRAMS

As of September 27, 2008, Cadence’s Board of Directors had authorized the following programs to repurchase shares of Cadence’s common stock in the open market:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)

December 2006	$500,000	$ ----
February 2008	500,000	354,386
August 2008	500,000	500,000

The shares repurchased under Cadence’s stock repurchase programs during the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Shares repurchased	7,260	12,000	27,034	17,900
Total cost of repurchased shares	$57,714	$250,961	$273,950	$372,416

NOTE 11.	RETAINED EARNINGS

The changes in retained earnings for the three and nine months ended September 27, 2008 were as follows:

Three Months
Ended
(In thousands)

Balance as of June 28, 2008	$1,072,555
Net loss	(169,066)
Re-issuance of treasury stock	(35,234)

Balance as of September 27, 2008	$868,255

Nine Months
Ended
(In thousands)

Balance as of December 29, 2007	$1,162,441
Net loss	(215,083)
Re-issuance of treasury stock	(79,103)

Balance as of September 27, 2008	$868,255

Cadence records a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. Gains on the re-issuance of treasury stock are recorded as a component of Capital in excess of par in Stockholders’ Equity. Losses on the re-issuance of treasury stock are recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Retained earnings in Stockholders’ Equity. Cadence recorded losses on the re-issuance of treasury stock as a component of Retained earnings of $35.2 million and $79.1 million during the three and nine months ended September 27, 2008, respectively.

NOTE 12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Cadence’s comprehensive income (loss) for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Net income (loss)	$(169,066)	$72,732	$(215,083)	$176,749
Foreign currency translation gain (loss), net of related tax effects	(417)	5,354	2,221	7,676
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	(6,677)	(2,330)	(1,759)	(4,024)
Other	----	16	----	(916)

Comprehensive income (loss)	$(176,160)	$75,772	$(214,621)	$179,485

NOTE 13.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Interest income	$3,989	$12,609	$17,823	$37,472
Gains on sale of non-marketable securities	----	83	884	5,642
Gains (losses) on sale of available-for-sale securities (Note 3)	(9,379)	2,093	(7,945)	4,404
Gains (losses) on sale of non-marketable securities in Cadence’s non-qualified deferred compensation trust	(331)	2,339	(4,379)	6,562
Gains (losses) on foreign exchange	269	(317)	689	(951)
Equity in loss from investments, net	(105)	(784)	(823)	(2,504)
Write-down of investment securities (Note 3)	(2,362)	(2,000)	(10,666)	(2,550)
Other income (expense)	205	178	716	(137)

Total other income (expense), net	$(7,714)	$14,201	$(3,701)	$47,938

NOTE 14.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the nine months ended September 27, 2008 and September 29, 2007 is as follows:

	Nine Months Ended
	September 27,	September 29,
	2008	2007
	(In thousands)

Cash Paid During the Period for:
Interest	$3,594	$3,930

Income taxes, including foreign withholding tax	$25,183	$12,866

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$1,140	$ ----

Treasury stock issued for payment under a performance-based bonus plan	$ ----	$8,673

Unrealized gain (loss) on available-for-sale securities, net of taxes	$(1,759)	$(4,024)

Cadence adopted FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on December 31, 2006, the first day of fiscal 2007. The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Condensed Consolidated Balance Sheet, which amounts were non-cash items in Cadence’s Statement of Cash Flows for the nine months ended September 29, 2007.

NOTE 15.	SEGMENT AND GEOGRAPHY REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer or an authorized person or persons performing functions similar to a principal executive officer, or PEO.

Cadence’s PEO reviews Cadence’s consolidated results within one segment. In making operating decisions, the PEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)

Americas:
United States	$91,032	$160,895	$339,801	$523,147
Other Americas	10,403	5,310	25,780	21,889

Total Americas	101,435	166,205	365,581	545,036

Europe, Middle East and Africa:
Germany	12,134	14,784	38,932	46,804
Netherlands	5,076	44,373	14,947	45,105
Other Europe, Middle East and Africa	35,066	40,492	126,474	128,229

Total Europe, Middle East and Africa	52,276	99,649	180,353	220,138

Japan and Asia:
Japan	46,555	88,863	162,940	242,442
Asia	32,222	46,207	102,405	149,454

Total Japan and Asia	78,777	135,070	265,345	391,896

Total	$232,488	$400,924	$811,279	$1,157,070

No one customer accounted for 10% or more of total revenue for the three months ended September 27, 2008 and one customer accounted for 14% of total revenue during the three months ended September 29, 2007. No one customer accounted for 10% or more of total revenue during the nine months ended September 27, 2008 or during the nine months ended September 29, 2007.

As of September 27, 2008, one customer accounted for 12%, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables. As of December 29, 2007, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables.

The following table presents a summary of long-lived assets by geography:

	As of
	September 27,	December 29,
	2008	2007
	(In thousands)

Americas:
United States	$324,312	$303,347
Other Americas	47	67

Total Americas	324,359	303,414

Europe, Middle East and Africa:
Germany	1,019	1,269
Other Europe, Middle East and Africa	6,218	7,733

Total Europe, Middle East and Africa	7,237	9,002

Japan and Asia:
Japan	5,880	1,070
Asia	21,720	25,977

Total Japan and Asia	27,600	27,047

Total	$359,196	$339,463

NOTE 16.	SUBSEQUENT EVENTS

Executive Resignations

On October 15, 2008, Cadence announced that Michael J. Fister had resigned as its President and Chief Executive Officer and from its Board of Directors and, in connection with the resignation, its Board of Directors formed an Interim Office of the Chief Executive, or the IOCE, to oversee the day-to-day running of Cadence’s operations. The members of the IOCE are John B. Shoven, Ph.D., Chairman of the Board of Directors of Cadence, whose role as a member of the IOCE will be to provide oversight on behalf of the Board of Directors of Cadence, Lip-Bu Tan, Interim Vice Chairman of the Board of Directors of Cadence, Charlie Huang, Senior Vice President of Cadence, and Kevin S. Palatnik, Senior Vice President and Chief Financial Officer of Cadence. Mr. Huang also holds the position of Chief of Staff of the IOCE. In addition, Cadence announced the resignations of four executive officers. Pursuant to the resignations and the terms of the respective employment agreements of these executive officers, Cadence expects to take a charge of $16.6 million during the three months ending January 3, 2009, which includes $7.5 million of stock-based compensation related to the acceleration of restricted stock awards and stock options.

Securities Litigation Complaints

Three complaints were filed in the United States District Court for the Northern District of California, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. Cadence intends to vigorously defend these and any other securities lawsuits that may be filed.

Two derivative complaints have been filed in Santa Clara County Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the securities class action lawsuits described above. Cadence is analyzing these derivative complaints and will respond to them appropriately.

In light of the preliminary status of these lawsuits, Cadence cannot predict the claims, allegations, class period (in the case of the class actions), or outcome of these matters. Cadence cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on its business, results of operations, or financial condition. Litigation can be time-consuming and expensive and could divert management’s time and attention from Cadence’s business, which could have a material adverse effect on its revenues and results of operations. The adverse resolution of any specific lawsuit or proceeding could also have a material adverse effect on Cadence’s business, results of operations, financial condition, and cash flows.

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

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology, provide maintenance for our software and hardware and provide design, methodology and education services throughout the world to help manage and accelerate product development processes for electronics. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and electronics systems.

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

During 2007 and the first nine months of 2008, we saw increasing pressures on the research and development budgets in our customer base due to the deceleration of growth in the electronics systems and semiconductor industries and the deteriorating macroeconomic environment. In this slowing and price-conscious environment, customers are looking for more flexibility in the type of software and hardware products they purchase and how and when they purchase them.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking more aggressive purchasing terms and conditions. As a result of this trend, we have forecasted lower business levels for the remainder of 2008. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are moving to a license mix that will provide our customers with greater flexibility and will result in increased ratable revenue for us.

Our operating results are affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers (e.g., customers transitioning from subscription license arrangements to term license arrangements). Our license mix is changing such that a higher proportion of licenses will require ratable revenue recognition and we expect to have fewer changes in existing contractual arrangements with existing customers, and this will result in a decrease in our expected revenue for the second half of fiscal year 2008 and for fiscal 2009. Due to the lower business levels and the change in the license mix noted above, we will recognize a net loss for fiscal year 2008.

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of our expected decrease in revenue, we have implemented and plan to implement additional cost savings initiatives, including reducing headcount, decreasing employee bonuses and reducing other discretionary spending. During the three months ended September 27, 2008, we determined that we would initiate a restructuring plan to improve our operating results and to align our cost structure with expected revenue. This restructuring is intended to decrease costs by reducing our workforce throughout the company by at least 625 employees. We expect to record an additional $17.0 million to $22.0 million in restructuring costs during the three months ending January 3, 2009 related to other aspects of this restructuring that were not probable as of September 27, 2008, and thus should be recorded as the expense is incurred. We expect ongoing annual savings of at least $150.0 million related to this plan of restructuring.

Because of the widespread problems in global capital markets during the three months ended September 27, 2008, we decided to repatriate $200.0 million of earnings from a foreign subsidiary, earnings which had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect that an additional $117.9 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, we have accrued a tax expense of $71.0 million during the three and nine months ended September 27, 2008 to provide for the potential U.S., state and foreign income taxes on these repatriations. We intend to indefinitely reinvest the remainder of undistributed earnings of our foreign subsidiaries, which we estimate to be $29.0 million for the year ending January 3, 2009 to meet both the working capital and long-term capital needs of our subsidiaries and of Cadence.

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

Withdrawal of Proposed Acquisition of Mentor Graphics Corporation

On May 2, 2008, we made a proposal to the board of directors of Mentor Graphics to acquire all of the outstanding shares of Mentor Graphics common stock for cash consideration of $16.00 per Mentor Graphics share, representing a total value of approximately $1.6 billion. On May 23, 2008, the Mentor Graphics board of directors informed us that it did not wish to pursue discussions with us given Mentor Graphics’ desire to stay independent. On June 17, 2008, we publicly announced our offer and Mentor Graphics publicly confirmed that it received an unsolicited offer from us and that it previously rejected our offer. On August 15, 2008, we announced that we had withdrawn our proposal to acquire all of the outstanding shares of Mentor Graphics common stock due to Mentor Graphics’ failure to engage in substantive discussions on our proposal, which prevented us from confirming for our financing sources the significant synergies associated with the proposed transaction, our revised business outlook and the economic climate, which led to our conclusion that the financing terms for the proposed transaction were no longer attractive to our stockholders.

During the nine months ended September 27, 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock in connection with our proposed acquisition of Mentor Graphics. Subsequent to the withdrawal of our acquisition offer, we sold our entire equity interest in Mentor Graphics at a loss of $9.4 million. In addition, we expensed legal and other acquisition related costs of $3.2 million upon withdrawal of our acquisition offer.

Subsequent Event

On October 15, 2008, we announced that Michael J. Fister had resigned as our President and Chief Executive Officer and from our Board of Directors and, in connection with the resignation, our Board of Directors formed an Interim Office of the Chief Executive, or the IOCE, to oversee the day-to-day running of our operations. The members of the IOCE are John B. Shoven, Ph.D., Chairman of our Board of Directors, whose role as a member of the IOCE will be to provide oversight on behalf of our Board of Directors, Lip-Bu Tan, Interim Vice Chairman of our Board of Directors, Charlie Huang, our Senior Vice President, and Kevin S. Palatnik, our Senior Vice President and Chief Financial Officer. Mr. Huang also holds the position of Chief of Staff of the IOCE. Our Board of Directors has also formed a search committee to identify qualified candidates to lead our company on a permanent basis.

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Our critical accounting estimate for accounting for income taxes is described below because of our repatriation of earnings from foreign subsidiaries during the three months ended September 27, 2008, and our critical accounting estimate for accounting for restructuring charges is also described below because of our current restructuring efforts.

For further information about our other critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Accounting for income taxes

We provide for the effect of income taxes in our Condensed Consolidated Financial Statements in accordance with Statement of Financial Accounting Standard, or SFAS, No. 109, “Accounting for Income Taxes” and FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will take on tax returns prior to actually preparing and filing the tax returns. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income (loss) from various sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results or other events that cause us to change our expectations of the amount and category of income (loss) in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our consolidated financial position or results of operations.

Under FIN No. 48, we may only recognize an income tax position in our financial statements that we judge is “more likely than not” to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret the application of complex and sometimes ambiguous tax laws, regulations, and practices. If an income tax position meets the “more likely than not” recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination had otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each reporting date. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements that are based on the requirements of FIN No. 48. We must re-evaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We are also required to assess whether the earnings of our foreign subsidiaries will be indefinitely reinvested outside the United States. Because of widespread problems in global capital markets during the three months ended September 27, 2008, we decided to repatriate $200.0 million of earnings from a foreign subsidiary, earnings which had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect that an additional $117.9 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, we have accrued a tax expense of $71.0 million during the three and nine months ended September 27, 2008 to provide for the potential U.S., state and foreign income taxes on these repatriations. To calculate this tax expense, we were required to estimate the geographic mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income and dividend withholding tax rates, the impact of foreign exchange rate fluctuations, and the potential outcomes of current and future tax audits. Changes in our actual or projected operating results, tax laws or our interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Restructuring charges

We account for the termination and benefits portions of our restructurings in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43” and we account for any facilities and asset-related portions of our restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We record estimated provisions for termination and benefits costs associated with our restructuring plans when it is probable we will initiate a reduction in our workforce and when the costs associated with that reduction are estimable. In order to estimate the costs associated with these workforce reductions, we are required make certain assumptions about the size of the reduction and the resulting termination and benefits costs. These assumptions and estimates may change as we implement the restructuring plan and we may incur future charges or credits for changes in estimates related to amounts previously recorded.

Our restructuring plan initiatives have also required us to make a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly estimating when, if at all, we will be able to sublet vacated facilities and, if we do, the sublease terms. Closure and space reduction costs that are part of our restructuring charges include payments required under leases, less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the abandonment period.

We regularly evaluate the adequacy of our restructuring accrual, and adjust the balance based on changes in estimates and assumptions. We may incur future charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Results of Operations

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing design and methodology services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different conditions of use for our products, such as:

•	The right to access new technology;
•	The duration of the license; and
•	Payment timing.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional description of license types and timing of revenue recognition.

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

Revenue by Period

The following table shows our revenue for the three and nine months ended September 27, 2008 and September 29, 2007 and the percentage change in revenue between periods:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Product	$107.6	$273.8	(61)%	$422.4	$775.5	(46)%
Services	32.9	31.2	5%	98.8	96.0	3%
Maintenance	92.0	95.9	(4)%	290.1	285.6	2%

Total revenue	$232.5	$400.9	(42)%	$811.3	$1,157.1	(30)%

Product revenue decreased in the three and nine months ended September 27, 2008, as compared to the three and nine months ended September 29, 2007, primarily because of a challenging and price-conscious economic environment, a longer sales cycle and changes to our license mix which has resulted in a higher proportion of revenue being recognized over multiple periods during the term of the license and decreased revenue recognized at the beginning of the license. As a result, product revenue decreased for all product groups, and particularly for Custom IC Design, Digital IC Design and Functional Verification during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, and for Digital IC Design, Custom IC Design, and Functional Verification products during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007.

Our product revenue is affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Our expected revenue for the remainder of fiscal 2008 will decrease due to the slowing and price-conscious environment, as well as the changes to our license mix.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	September 27,	June 28,	March 29,	December 29,	September 29,
	2008	2008	2008	2007	2007

Functional Verification	22%	25%	22%	26%	20%
Digital IC Design	20%	24%	24%	27%	27%
Custom IC Design	26%	23%	26%	25%	32%
System Interconnect	11%	10%	11%	9%	7%
Design for Manufacturing	7%	7%	5%	6%	6%
Services and other	14%	11%	12%	7%	8%

Total	100%	100%	100%	100%	100%

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

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result if the customer had individually licensed each specific software solution at the outset of the arrangement.

Services and other revenue has remained relatively consistent during each of the three month periods shown in the above table. The increase in Services and other revenue as a percentage of total revenue is primarily due to the decrease in product revenue during the three months ended September 27, 2008.

Revenue by Geography

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

United States	$91.0	$160.9	(43)%	$339.8	$523.2	(35)%
Other Americas	10.4	5.3	96%	25.8	21.9	18%
Europe, Middle East and Africa	52.3	99.6	(47)%	180.4	220.1	(18)%
Japan	46.6	88.9	(48)%	162.9	242.4	(33)%
Asia	32.2	46.2	(30)%	102.4	149.5	(32)%

Total revenue	$232.5	$400.9	(42)%	$811.3	$1,157.1	(30)%

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

United States	39%	40%	42%	45%
Other Americas	4%	1%	3%	2%
Europe, Middle East and Africa	23%	25%	22%	19%
Japan	20%	22%	20%	21%
Asia	14%	12%	13%	13%

Total	100%	100%	100%	100%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No one customer accounted for 10% or more of total revenue for the three months ended September 27, 2008 and one customer accounted for 14% of total revenue for the three months ended September 29, 2007. No one customer accounted for 10% or more of total revenue for the nine months ended September 27, 2008 and for the nine months ended September 29, 2007.

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

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In millions)

Cost of product	$0.1	$ ----	$0.2	$0.1
Cost of services	1.1	1.0	3.2	2.9
Cost of maintenance	0.7	0.6	2.1	1.9
Marketing and sales	3.9	5.5	13.0	17.6
Research and development	8.7	10.9	27.9	36.5
General and administrative	0.1	6.1	11.3	19.8

Total	$14.6	$24.1	$57.7	$78.8

During the three months ended September 27, 2008, stock-based compensation expense decreased $9.5 million, as compared to the three months ended September 29, 2007, primarily due to:

•	A decrease of $7.1 million in stock-based compensation expense for restricted stock and stock bonuses, primarily due to the reversal of $6.5 million of stock-based compensation expense related to the modification of certain performance-based restricted stock awards; and
•	A decrease of $3.2 million in stock-based compensation expense for stock options, primarily due to our increased use of restricted stock instead of stock options in recent years; partially offset by
•	An increase of $0.8 million in stock-based compensation expense primarily due to an increase in purchase rights granted under our ESPP during the current period.

During the nine months ended September 27, 2008, stock-based compensation expense decreased $21.1 million, as compared to the nine months ended September 29, 2007, primarily due to:

•	A decrease of $14.5 million in stock-based compensation expense for restricted stock and stock bonuses, primarily due to the reversal of $6.5 million of stock-based compensation expense related to the modification of certain performance-based restricted stock awards, new grants of restricted stock being valued at a lower stock price and a decrease in stock bonuses; and
•	A decrease of $9.1 million in stock-based compensation expense for stock options, primarily due to our increased use of restricted stock instead of stock options in recent years; partially offset by
•	An increase of $2.5 million in stock-based compensation expense primarily due to an increase in purchase rights granted under our ESPP during the current period.

We expect an increase in stock-based compensation for the three months ending January 3, 2009, primarily due to the acceleration of options for certain executives who resigned in October 2008.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Product	$11.8	$13.8	(14)%	$39.2	$42.3	(7)%
Services	$25.7	$23.4	10%	$78.1	$70.4	11%
Maintenance	$13.9	$15.2	(9)%	$42.9	$45.6	(6)%

Cost of Revenue as a Percent of Related Revenue

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Product	11%	5%	9%	5%
Services	78%	75%	79%	73%
Maintenance	15%	16%	15%	16%

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third party vendors. Cost of product associated with our hardware products also includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product.

A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In millions)

Product related costs	$7.7	$7.8	$25.7	$25.5
Amortization of acquired intangibles	4.1	6.0	13.5	16.8

Total Cost of product	$11.8	$13.8	$39.2	$42.3

During the three months ended September 27, 2008, Cost of product decreased $2.0 million, as compared to the three months ended September 29, 2007, primarily due to a decrease of $1.9 million in amortization of acquired intangible assets because certain acquired intangibles became fully amortized during the period.

During the nine months ended September 27, 2008, Cost of product decreased $3.1 million, as compared to the nine months ended September 29, 2007, primarily due to:

•	A decrease of $3.3 million in amortization of acquired intangible assets because certain acquired intangible assets became fully amortized during the period; and
•	A decrease of $1.5 million in amortization of license costs related to third party technology; partially offset by
•	An increase of $3.2 million in hardware costs attributable primarily to increased hardware sales during the first half of 2008.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the three months ended September 27, 2008, Cost of services increased $2.3 million, as compared to the three months ended September 29, 2007, primarily due to an increase of $1.0 million in salary, benefits and other employee-related costs.

During the nine months ended September 27, 2008, Cost of services increased $7.7 million, as compared to the nine months ended September 29, 2007, primarily due to:

•	An increase of $2.8 million in facilities and other infrastructure costs;
•	An increase of $2.7 million in salary, benefits and other employee-related costs; and
•	During the nine months ended September 29, 2007 we recognized a gain of $0.9 million on the sale of land and buildings that related to and accordingly reduced the overall Cost of services for that period. There was no similar reduction during the nine months ended September 27, 2008.

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. During the three months ended September 27, 2008, Cost of maintenance decreased $1.3 million, as compared to the three months ended September 29, 2007, primarily due to a decrease of $1.4 million in salary, benefits and other employee-related costs. During the nine months ended September 27, 2008, Cost of maintenance decreased $2.7 million, as compared to the nine months ended September 29, 2007, primarily due to a decrease in salary, benefits and other employee-related costs.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
	(In millions, except percentages)

Marketing and sales	$91.1	$97.2	(6)%	$274.0	$297.9	(8)%
Research and development	112.5	125.4	(10)%	357.9	365.4	(2)%
General and administrative	32.9	40.7	(19)%	105.6	123.2	(14)%

Total operating expenses	$236.5	$263.3	(10)%	$737.5	$786.5	(6)%

Operating Expenses as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Marketing and sales	39%	24%	34%	26%
Research and development	48%	31%	44%	32%
General and administrative	14%	10%	13%	11%

Operating Expense Summary

Operating expenses decreased $26.8 million during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, primarily due to:

•	A decrease of $17.6 million in salary, benefits and other employee-related costs;
•	A decrease of $9.8 million in stock-based compensation; and
•	A decrease of $3.2 million in losses on the sale of installment contract receivables; partially offset by
•	An increase of $2.3 in legal and other professional service costs.

Operating expenses decreased $49.0 million during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily due to:

•	A decrease of $31.3 million in salary, benefits and other employee-related costs;
•	A decrease of $21.7 million in stock-based compensation;
•	A decrease of $6.9 million in travel and customer conference costs; and
•	A decrease of $5.4 million in losses on the sale of installment contract receivables; partially offset by
•	An increase of $8.8 million in facilities and other infrastructure costs; and
•	During the nine months ended September 29, 2007, we recognized a gain of $7.9 million on the sale of land and buildings that related to and accordingly reduced Operating expenses for that period. There was no similar reduction during the nine months ended September 27, 2008.

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

Fluctuations in foreign currency exchange rates, primarily due to the decrease in the valuation of the United States dollar when compared to the European Union euro and the Japanese yen, increased operating expenses by $2.2 million in the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, and increased operating expenses by $12.0 million in the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007.

Marketing and Sales

Marketing and sales expense decreased $6.1 million during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, primarily due to:

•	A decrease of $7.6 million in salary, benefits and other employee-related costs;
•	A decrease of $1.6 million in stock-based compensation; and
•	A decrease of $1.2 million in facilities and other infrastructure costs; partially offset by
•	An increase of $1.4 million in professional services costs; and
•	An increase of $1.0 million in other marketing activities.

Marketing and sales expense decreased $23.9 million during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily due to:

•	A decrease of $22.3 million in salary, benefits and other employee-related costs;
•	A decrease of $5.0 million in travel and customer conference costs; and
•	A decrease of $4.6 million in stock-based compensation; partially offset by
•	An increase of $1.4 million in professional services costs;
•	An increase of $1.3 million in facilities and other infrastructure costs; and
•	During the nine months ended September 29, 2007, we recognized a gain of $2.8 million on the sale of land and buildings that related to and accordingly reduced Marketing and sales expense for that period. There was no similar reduction during the nine months ended September 27, 2008.

Research and Development

Research and development expense decreased $12.9 million during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, primarily due to:

•	A decrease of $8.4 million in salary, benefits and other employee-related costs;
•	A decrease of $2.3 million in professional services costs; and
•	A decrease of $2.2 million in stock-based compensation.

Research and development expense decreased $7.5 million during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily due to:

•	A decrease of $8.6 million in stock-based compensation;
•	A decrease of $4.5 million in professional services costs;
•	A decrease of $4.2 million in salary, benefits and other employee-related costs; and
•	A decrease of $2.1 million in travel costs; partially offset by
•	An increase of $5.4 million in facilities and other infrastructure costs; and
•	During the nine months ended September 29, 2007, we recognized a gain of $4.7 million on the sale of land and buildings that related to and accordingly reduced Research and development expense for that period. There was no similar reduction during the nine months ended September 27, 2008.

General and Administrative

General and administrative expense decreased $7.8 million during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, primarily due to:

•	A decrease of $6.0 million in stock-based compensation;
•	A decrease of $3.2 million in losses on the sale of installment contract receivables; and
•	A decrease of $1.5 million in salary, benefits and other employee-related costs; partially offset by
•	An increase of $3.2 million in legal and other professional services costs primarily related to our proposed acquisition of all of the outstanding shares of Mentor Graphics common stock, which we withdrew during the three months ended September 27, 2008; and
•	An increase of $1.4 million in facilities and other infrastructure costs.

General and administrative expense decreased $17.6 million during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily due to:

•	A decrease of $8.5 million in stock-based compensation;
•	A decrease of $5.4 million in losses on the sale of installment contract receivables;
•	A decrease of $4.8 million in salary, benefits and other employee-related costs; and
•	A decrease of $3.0 million in depreciation, computer equipment lease costs and maintenance costs associated with third party software; partially offset by
•	An increase of $2.1 million in facilities and infrastructure costs;
•	An increase of $1.3 million in legal and other professional services costs; and
•	And increase of $1.0 million in bad debt expense.

Amortization of Acquired Intangibles

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In millions)

Amortization of acquired intangibles	$5.6	$4.7	$17.2	$13.7

Amortization of acquired intangibles increased $0.9 million during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, primarily due to:

•	An increase of $1.5 million of amortization for intangibles acquired in 2007 and 2008; partially offset by
•	A decrease of $0.6 million of amortization for intangible assets from prior year acquisitions that became fully amortized during 2007 and 2008.

Amortization of acquired intangibles increased $3.5 million during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily due to:

•	An increase of $4.9 million of amortization for intangibles acquired in 2007 and 2008; partially offset by
•	A decrease of $1.4 million of amortization for intangible assets from prior year acquisitions that became fully amortized during 2007 and 2008.

Restructuring and Other Charges

During the three months ended September 27, 2008, we determined that we would initiate a plan of restructuring intended to decrease costs by reducing our workforce throughout the company, and that the expenses associated with that reduction were both probable and estimable. We recorded Restructuring and other charges of approximately $48.1 million during the three months ended September 27, 2008 that included estimated severance payments, severance-related benefits and costs for outplacement services for at least 625 employees. We expect to record an additional $17.0 million to $22.0 million in restructuring costs during the three months ending January 3, 2009 related to other aspects of this restructuring that were not probable as of September 27, 2008, or that should be recorded as the expense is incurred. We expect ongoing annual savings of at least $150.0 million related to this plan of restructuring.

As of September 27, 2008, we had not made any payments in connection with this restructuring plan and the entire $48.1 million is included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. Due to varying regulations in the jurisdictions and countries in which we operate, we expect substantially all termination benefits to be paid by January 2, 2010.

In connection with this restructuring initiative, we have recorded estimated provisions for termination benefits and outplacement costs. We regularly evaluate the adequacy of our restructuring accrual, and adjust the balance based on changes in estimates and assumptions. We may incur future charges for changes in estimates related to amounts previously recorded and for additional activities under this restructuring.

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

Write-off of Acquired In-process Technology

In connection with the acquisition completed during the nine months ended September 27, 2008, we immediately charged to expense $0.6 million representing certain acquired in-process technologies that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating costs to develop the various acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate assumed in these calculations was 22% and included factors that reflect the uncertainty surrounding successful development of the acquired in-process technology. The in-process technologies became commercially viable in June 2008 at a cost of approximately $0.2 million, but will require further research and development even though the technologies have reached a state of technological and commercial feasibility.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In millions)

Interest expense	$3.2	$2.8	$9.1	$9.4

During the three and nine months ended September 27, 2008 and September 29, 2007, the primary component of interest expense was the Convertible Senior Notes. The increase in interest expense for the three months ended September 27, 2008, as compared to the three months ended September 29, 2007, was primarily due to the 0.25% premium paid upon redemption of the majority of our 2023 Notes. The decrease in interest expense for the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, was primarily due to the repayment in full of our Term Loan during the three months ended March 31, 2007.

Other Income (Expense), net

Other income (expense), net, for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In millions)

Interest income	$4.0	$12.6	$17.8	$37.5
Gains on sale of non-marketable securities	----	0.1	0.9	5.6
Gains (losses) on sale of available-for-sale securities	(9.4)	2.1	(7.9)	4.4
Gains (losses) on sale of non-marketable and trading securities in Cadence’s non-qualified deferred compensation trust	(0.3)	2.3	(4.4)	6.6
Gains (losses) on foreign exchange	0.3	(0.3)	0.7	(1.0)
Equity losses from investments	(0.1)	(0.8)	(0.8)	(2.5)
Write-down of investments	(2.4)	(2.0)	(10.7)	(2.6)
Other income (expense)	0.2	0.2	0.7	(0.1)

Total other income (expense), net	$(7.7)	$14.2	$(3.7)	$(47.9)

Interest income decreased $8.6 million and $19.7 million for the three and nine months ended September 27, 2008, respectively, as compared to the three and nine months ended September 29, 2007. The decrease was due to lower average cash balances and lower interest rates during the three and nine months ended September 27, 2008.

During the three and nine months ended September 27, 2008, we determined that one of our available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment, and we wrote down the investment by $2.4 million and $7.8 million, respectively.

During the nine months ended September 27, 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock in connection with our proposed acquisition of Mentor Graphics. Subsequent to the announcement of our withdrawal of the proposed acquisition of Mentor Graphics during the three months ended September 27, 2008, we sold our entire equity interest in Mentor Graphics at a loss of $9.4 million.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 27, 2008 and September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In millions, except percentages)

Provision for income taxes	$49.0	$23.5	$50.3	$67.3
Effective tax rate	(40.8)%	24.4%	(30.5)%	27.6%

Because of the widespread problems in global capital markets during the three months ended September 27, 2008, we decided to repatriate $200.0 million of earnings from a foreign subsidiary, earnings which had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect that an additional $117.9 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, we have accrued a tax expense of $71.0 million during the three and nine months ended September 27, 2008 to provide for the potential U.S., state and foreign income taxes on these repatriations. We intend to indefinitely reinvest the remainder of undistributed earnings of our foreign subsidiaries, which we estimate to be $29.0 million for the year ending January 3, 2009 to meet both the working capital and long-term capital needs of our subsidiaries and of Cadence.

Our negative effective tax rate for the three and nine months ended September 27, 2008 primarily reflects the period-specific tax expense of $71.0 million related to our repatriations of foreign earnings which is partially offset by the tax benefit of losses in certain tax jurisdictions. Our effective tax rates were negative for the three and nine months ended September 27, 2008 as compared to the positive effective tax rates for the three and nine months ended September 29, 2007, primarily due to the Loss before provision for income taxes and the period-specific tax expense of $71.0 million related to our repatriations of foreign earnings for the three and nine months ended September 27, 2008.

We expect to recognize a pre-tax loss for the year and we estimate our annual effective tax rate for the fiscal year ending January 3, 2009 to be approximately (15.0)%. We anticipate having a negative effective tax rate primarily as a result of the tax expense on our repatriations of foreign earnings, tax expense of our foreign subsidiaries and interest expense on our unrecognized tax benefits, which will be partially offset by the tax benefit of losses recognized in certain tax jurisdictions. Subsequent to our quarter ended September 27, 2008, the U.S. federal research tax credit was enacted retroactively to January 1, 2008 for a period of two years. We currently estimate that the reinstatement of the federal research tax credit will provide an incremental effective tax rate benefit of approximately 2.0% for the fiscal year ending January 3, 2009. Our effective tax rate for the year ended December 29, 2007 was 18.6%.

During the nine months ended September 27, 2008, we recognized a $7.9 million decrease in the net liabilities for unrecognized tax benefits based on new information received during the period, which we accounted for as a $7.9 million increase in the balance of Common stock and capital in excess of par value.

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

We also believe that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in our cost sharing arrangements with our foreign subsidiaries could significantly increase or decrease during the fiscal year ending January 3, 2009 based on the outcome of the IRS appeal of Xilinx, Inc. v. Commissioner, which is before the U.S. Court of Appeals for the Ninth Circuit. We believe that the range of reasonably possible change is an increase in unrecognized tax benefits of $6.4 million to a decrease of unrecognized tax benefit of $1.6 million.

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

Liquidity and Capital Resources

	As of
	September 27,	December 29,
	2008	2007
	(In millions)

Cash, cash equivalents and Short-term investments	$557.8	$1,078.1
Net working capital	441.0	744.1

	Nine Months Ended
	September 27,	September 29,
	2008	2007
	(In millions)

Cash provided by operating activities	$37.7	$208.9
Cash used for investing activities	(112.4)	(75.4)
Cash used for financing activities	(441.3)	(133.9)

Cash and cash equivalents and Short-term investments

As of September 27, 2008, our principal sources of liquidity consisted of $557.8 million of Cash and cash equivalents and Short-term investments, as compared to $1,078.1 million as of December 29, 2007.

Our primary sources of cash in the nine months ended September 27, 2008 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for design and methodology services;
•	Proceeds from the sale of receivables; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the nine months ended September 27, 2008 were:

•	Payments relating to payroll, product, services and other operating expenses;
•	Principal payments of the 2023 Notes;
•	Payments to former shareholders of acquired businesses;
•	Purchases of property, plant and equipment; and
•	Purchases of treasury stock as part of our stock repurchase program.

Net working capital

Net working capital decreased $303.1 million as of September 27, 2008, as compared to December 29, 2007, primarily due to:

•	A decrease of $511.2 million in Cash and cash equivalents; and
•	A decrease of $47.8 million in Receivables, net; partially offset by
•	A decrease of $230.4 million in Convertible notes;
•	A decrease of $30.9 million in Accounts payable and accrued liabilities; and
•	A decrease of $19.3 million in Current portion of deferred revenue.

Cash flows from operating activities

Cash flows provided by operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms set forth in our license agreements and by sales of our receivables. As a result of challenges currently affecting the economy of the United States and other parts of the world, our customers may experience adverse changes in their business and as a result, may delay or default their payment obligations. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not, to date, experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

We have entered into agreements whereby we may transfer accounts receivable to certain financing institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the nine months ended September 27, 2008, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $48.1 million, which approximated fair value, to financing institutions on a non-recourse basis, as compared to $163.5 million for the nine months ended September 29, 2007. As a result of the credit losses recorded by banks over the last twelve months and the current financial crisis experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, due to the change in the license mix that will result in an increased number of subscription licenses that cannot be transferred to financing institutions, we expect a reduced level of Proceeds from the sale of receivables throughout the remainder of 2008. Due to the lower order levels and the reduced level of sale of receivables, we expect Cash flows from operating activities to be approximately $75.0 million for fiscal 2008, if financial institutions will continue to acquire qualifying accounts receivable assets at the levels we currently expect.

Net cash provided by operating activities of $37.7 million for the nine months ended September 27, 2008 was primarily comprised of:

•	A decrease of $115.8 million in Receivables, net and Installment contract receivables, net of sales of receivables, due to the payment terms set forth in our license agreements; and
•	An increase of $36.0 million in Other long-term liabilities; partially offset by
•	Net loss, net of non-cash related expenses, of $40.4 million;
•	A decrease of $32.2 million in cash received for deferred revenue; and
•	A decrease of $41.6 million in Accounts payable and other accrued liabilities.

Net cash provided by operating activities of $208.9 million for the nine months ended September 29, 2007 was primarily comprised of:

•	Net income, net of non-cash related expenses, of $343.2 million; partially offset by
•	An increase of $100.7 million in Receivables, net and Installment contract receivables, net of sales of receivables, due to the payment terms set forth in our license agreements;
•	A decrease of $35.5 million in Accounts payable and other accrued liabilities; and
•	An increase of $23.2 million in Prepaid expenses and other.

During the three months ended September 27, 2008, we determined that we would initiate a plan of restructuring intended to decrease costs by reducing our workforce throughout the company by at least 625 employees. Because the restructuring was probable and the costs were estimable during the three months ended September 27, 2008, we recorded restructuring and other charges of $48.1 million during that period. We expect to incur an additional $17.0 million to $22.0 million of restructuring and other charges during the three months ended January 3, 2008. As of September 27, 2008, we had not made any payments in connection with this restructuring plan. We expect to make payments of approximately $22.0 million during the three months ended January 3, 2009 and we expect substantially all termination benefits to be paid by January 2, 2010. We expect ongoing annual savings of at least $150.0 million related to this plan of restructuring.

Cash flows from investing activities

Our primary investing activities consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Purchases of available-for-sale securities;
•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	Proceeds from the sale of available-for-sale securities and long-term investments.

Net cash used for investing activities was $112.4 million for the nine months ended September 27, 2008, as compared to $75.4 million for the nine months ended September 29, 2007. The change was primarily due to:

•	An increase of $62.4 million in Purchases of available-for-sale securities;
•	An increase of $23.7 million of Purchases of property, plant and equipment, including payments associated with our construction of a new building on our San Jose campus; and
•	A decrease of $46.5 million of Proceeds from the sale of property, plant and equipment; partially offset by
•	An increase of $47.3 million of Proceeds from the sale of available-for-sale securities.

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we are constructing an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $9.2 million in cash during the remainder of fiscal 2008 for construction of this new building. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

In connection with our acquisitions completed prior to September 27, 2008, we may be obligated to pay up to an aggregate of $57.5 million in cash during the next 47 months if certain defined performance goals are achieved in full. Of this amount, up to $48.5 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations and up to $9.0 million would be added to the purchase price of the acquisitions and will be recorded in Goodwill in our Condensed Consolidated Balance Sheets.

Cash flows from financing activities

Financing cash flows during the nine months ended September 27, 2008 consisted primarily of the issuance of common stock under certain employee plans, purchases of treasury stock and the repurchase of our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes, upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes.

Net cash used for financing activities increased by $307.5 million during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007. The increase was primarily due to:

•	An increase of $230.2 million in principal payments of our 2023 Notes; and
•	A decrease of $200.9 million in Proceeds from the sale of common stock due to a decreased number of options exercised during the nine months ended September 27, 2008; partially offset by
•	A decrease of $98.5 million in Purchases of treasury stock; and
•	A decrease of $28.0 million of payments on our Term Loan, the repayment of which was completed in March 2007; and
•	An increase of $18.0 million in Proceeds from receivable sale financing.

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During the nine months ended September 27, 2008, we recorded losses on the re-issuance of treasury stock of $79.1 million as a component of Retained earnings.

As of September 27, 2008, we have $854.4 million remaining under our stock repurchase programs as authorized by our Board of Directors.

Other factors affecting liquidity and capital resources

Income Taxes

During the three months ended September 27, 2008, we repatriated $200.0 million of earnings from a foreign subsidiary, earnings which had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect to repatriate an additional $117.9 million of previously untaxed earnings from foreign subsidiaries in future periods. We expect that our available net operating losses and foreign tax credits will offset any current year income taxes related to the dividends to be paid during fiscal 2008. We intend to indefinitely reinvest the remainder of our undistributed earnings of our foreign subsidiaries which we estimate to be approximately $29.0 million for the year ending January 3, 2009, to meet both the working capital and long-term capital needs of its subsidiaries and of Cadence.

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

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Securities Act, for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. We received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of our 2023 Notes.

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

In addition, if a fundamental change occurs prior to maturity and provided that our stock price is greater than $18.00 per share, the conversion rate will increase by an additional amount of up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:

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

As of September 27, 2008, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $11.7 million as of September 27, 2008. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $5.2 million as of September 27, 2008. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. We received net proceeds of $406.4 million after transaction fees of $13.6 million that were recorded in Other long-term assets and were being amortized to interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, we repurchased $189.6 million principal amount of the 2023 Notes and in August 2008, we repurchased $230.2 million principal amount of the 2023 Notes upon election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for total consideration of $230.8 million, reducing the outstanding 2023 Note balance to $0.2 million as of September 27, 2008. Concurrently with the issuance of the 2023 Notes, we entered into hedge and warrant transactions, all of which expired during the nine months ended September 27, 2008 and no settlement was required.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of September 27, 2008. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of September 27, 2008.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$425.4	2.11%
Cash – variable rate	72.4	0.93%
Cash – fixed rate	36.9	0.91%

Total interest-bearing instruments	$534.7	1.87%

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

The following table provides information, as of September 27, 2008, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to or during November 2008.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$47.5	107.18
British pound sterling	30.7	0.57
European union euro	13.9	0.71
Indian rupee	9.2	45.10
Israeli shekel	8.8	3.60
Canada	7.0	1.07
Other	19.9	N/A

Total	$137.0

Estimated fair value	$(1.1)

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

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $3.1 million as of September 27, 2008 and $14.9 million as of December 29, 2007. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

Our investments in marketable and non-marketable equity securities have recently been, and could continue to be negatively affected by an adverse change in equity market prices, although the impact on our investments in non-marketable securities cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies whose non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or will be successful or that we will be able to liquidate a particular investment when desired. Accordingly, we could lose all or part of our investment.

Our investments in non-marketable equity securities had a carrying amount of $24.2 million as of September 27, 2008 and $26.2 million as of December 29, 2007. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Consistent with good corporate governance practices, the Audit Committee of our Board of Directors, with the assistance of special counsel and other advisors, conducted an investigation of the events that led to restatement of our financial results discussed in the Explanatory Note to this Quarterly Report on Form 10-Q. Upon the completion of this investigation, the Audit Committee concluded that the circumstances that led to the restatement were not the result of illegal conduct on the part of any of our directors, officers, or other employees. We also carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief of Staff of our Interim Office of the Chief Executive, or IOCE Chief of Staff, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2008.

As previously disclosed in this report and in our Current Report on Form 8-K filed with the SEC on October 20, 2008, our Chief Executive Officer resigned on October 15, 2008, and in connection with the resignation, our Board of Directors formed an Interim Office of the Chief Executive, or the IOCE, to oversee the day-to-day running of our operations. The members of the IOCE are John B. Shoven, Ph.D., Chairman of our Board of Directors, whose role as a member of the IOCE is to provide oversight on behalf of our Board of Directors, Lip-Bu Tan, Interim Vice Chairman of our Board of Directors, Charlie Huang, our Senior Vice President, and Kevin S. Palatnik, our Senior Vice President and CFO. Mr. Huang also holds the position of IOCE Chief of Staff, and performs functions similar to a principal executive officer.

The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

In the course of the evaluation of our disclosure controls and procedures, our management identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on the evaluation as of September 27, 2008, including the identification of the material weakness, our IOCE Chief of Staff and our CFO have concluded that our disclosure controls and procedures were not effective as of September 27, 2008 to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the IOCE Chief of Staff and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

If we fail to remediate our material weakness promptly and effectively, there is an increased risk that a material misstatement in our interim or annual financial statement may occur.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2007, Ahmed Higazi, a former employee, filed suit against us in the United States District Court for the Northern District of California alleging that we improperly classified him and a class of our other information technology employees as exempt from overtime pay. The suit alleges claims for unpaid overtime under the federal Fair Labor Standards Act and California law, waiting-time penalties under the California Labor Code, failure to provide proper earnings statements under California law, failure to provide meal periods and rest breaks as required by California law, unfair business practices under California Business & Professions Code section 17200, and unpaid 401(k) Plan contributions in violation of the Employee Retirement Income Security Act. On June 20, 2007, we answered the plaintiff’s complaint, denying its material allegations and raising a number of affirmative defenses, and on December 19, 2007, we filed an amended answer. A period of discovery conducted by both sides then ensued, and was followed in January 2008 by a private mediation of the case. At the mediation, the parties resolved their respective differences, and entered into a settlement agreement without contesting the merits of the claims or admitting liability. On July 7, 2008, the court approved the settlement agreement and we paid the settlement amount shortly thereafter.

See also Note 16 to our Condensed Consolidated Financial Statements regarding litigation filed subsequent to September 27, 2008.

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

We have experienced, and may continue to experience, varied operating results. In particular, we experienced a net loss for the nine months ended September 27, 2008, we have experienced net losses for some other past periods and we may experience net losses in future periods. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a higher proportion of licenses require ratable revenue recognition and will result in a decrease in our expected revenue for the second half of fiscal year 2008 and for fiscal year 2009.

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

Our stock price has been subject to fluctuations and has experienced a significant decline, and may continue to be subject to fluctuations and decline.

The market price of our common stock has recently experienced significant fluctuations and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, such as:

•	Announcements of our quarterly operating results and revenue and earnings forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our investors or securities analysts;
•	Changes in our revenue and earnings estimates;
•	Announcements of a restructuring plan;
•	Changes in management;

•	Accounting charges relating to the impairment of goodwill;
•	A gain or loss of a significant customer;
•	Announcements of new products by us, our competitors or our customers; and
•	Market conditions in the electronics systems and semiconductor industries.

In addition, equity markets in general have experienced extreme price and volume fluctuations and the market prices of many technology companies have decreased substantially, particularly electronic systems and semiconductor companies. Such price and volume fluctuations may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Litigation arising in connection with the restatement of our financial statements could adversely affect our financial condition or operations.

As of December 9, 2008, we had three securities class action lawsuits pending against us and current and former members of management and two derivative lawsuits pending against our current and former directors. The lawsuits are described in Note 16 — Subsequent Events in our unaudited Condensed Consolidated Financial Statements.

The three securities class action complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. We intend to vigorously defend these and any other securities lawsuits that may be filed.

Two additional complaints purport to bring suit derivatively, on behalf of our company, against certain of our current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the securities class action lawsuits described above. The first such complaint was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of Nominal Defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second such complaint was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of Nominal Defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swaison and Doe Defendants 1-10. We are analyzing these derivative complaints and will respond to them appropriately.

In light of the preliminary status of these lawsuits, we cannot predict the claims, allegations, class period (in the case of the class actions), or outcome of these matters. In addition, we cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, results of operations, or financial condition. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or proceeding could also have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Matters relating to or arising from our recent restatement and weaknesses in our internal controls could have a material adverse effect on our business, operating results and financial condition.

In connection with the restatement of our financial statements for the periods ended March 29, 2008 and June 28, 2008 and our reassessment of our disclosure controls and procedures under Item 307 of Regulation S-K, management has concluded that as of March 29, 2008, June 28, 2008 and September 27, 2008, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Part I — Item 4 of this Quarterly Report on Form 10-Q for further discussion of the ineffectiveness of and material weakness in our controls. Should we be unable to remediate such material weakness promptly and effectively, it could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Our restatement and related litigation and other adverse publicity could have a material adverse effect on our business and operating results.

Our operating results and revenue could be adversely affected by customer payment delays and defaults or modifications of licenses or supplier modifications in response to the economic environment.

As a result of challenges currently affecting the economy of the United States and other parts of the world, our customers may experience adverse changes in their business and, as a result, may delay or default on their payment obligations or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not, to date, experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

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

We depend upon our management team and key employees, and our management changes or our failure to attract, train, motivate and retain management and key employees in a timely manner may make us less competitive in our industries and therefore harm our results of operations.

Our business depends upon the efforts and abilities of our executive officers and other key employees, including key development personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers. On October 15, 2008, we announced the formation of an Interim Office of the Chief Executive to oversee the day-to-day running of our operations and the resignations of our President and Chief Executive Officer, Executive Vice President and Chief Administrative Officer, Executive Vice President — Worldwide Field Operations, Executive Vice President — Products and Technologies Organization and Executive Vice President — Corporate Affairs. As we undergo this transition, we may experience disruption in our business which may harm our results of operations and our relationships with our employees, customers and suppliers may be adversely affected. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Although our Board of Directors has formed a search committee to identify qualified candidates for Chief Executive Officer, we cannot ascertain whether we will find qualified candidates quickly or at all.

Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense, and pay significant base salaries and cash bonuses, which could harm our operating results. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could also reduce our gross margins and harm our business or operating results.

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

We announced on November 5, 2008 that we initiated a plan of restructuring in an effort to align our cost structure with expected revenue. This restructuring would be intended to decrease costs throughout our company. We cannot assure you that we will be able to successfully complete and realize the expected benefits of our restructuring plan, such as improvements in operating margins and cash flows anticipated in the restructuring periods contemplated. The restructuring plan may involve higher costs or a longer timetable than we currently anticipate or it may fail to improve our results of operations as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. We also expect our restructuring plan to cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plan may also subject us to litigation risks and expenses. Some of the employees whose employment we may terminate may have valuable knowledge or expertise, the loss of which may adversely affect our operations. In addition, our restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale and our competitors may seek to gain a competitive advantage over us. Together with our changes in management, the restructuring plan could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

We may not receive significant revenue from our current research and development efforts for several years, if at all.

Internally developing software products, integrating acquired software products and integrating intellectual property into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant, if any, revenue from these investments.

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

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results or financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired for which we cannot realize the anticipated value;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Exposure to undisclosed or unknown potential liabilities of an acquired business;

•	Customer dissatisfaction with existing license agreements with us, which may dissuade them from licensing or buying products acquired by us after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited experience.

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

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. In connection with our acquisitions completed prior to September 27, 2008, we may be obligated to pay up to an aggregate of $57.5 million in cash during the next 47 months if certain performance goals related to one or more of the criteria mentioned above are achieved in full. Of this amount, up to $48.5 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations and up to $9.0 million would be added to the purchase price of the acquisitions and will be recorded in Goodwill in our Condensed Consolidated Balance Sheets.

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

Disruptions in the financial markets may adversely impact the availability and cost of financing transactions and the installment contract sales that we have already arranged. As a result of the credit losses recorded by banks over the last twelve months and the current financial crisis experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, due to the change in the license mix that will result in an increased number of subscription licenses that cannot be transferred to financing institutions, we expect a reduced level of Proceeds from the sale of receivables. If we are unable to sell certain installment contracts, our operating cash flows would be adversely affected. There can be no assurance that funding will be available to us or, if available, that it will be on terms acceptable to us. If sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in credit quality in the underlying pool of receivables or otherwise, it would have a material adverse effect on our operating cash flows.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could materially adversely impact our results of operations.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 61% for the three months ended September 27, 2008 and 60% for the three months ended September 29, 2007. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

We have a substantial level of debt. As of September 27, 2008, we had $500.2 million of outstanding indebtedness as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes;
•	$250.0 million related to our 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and
•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness as well. Because of the widespread problems in global capital markets and financial institutions, compounded by the increasingly challenging and price-conscious economic environment and our lower levels of business, we may not be able to secure additional funding in the capital markets. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, which could potentially hinder our ability to raise capital through the issuance of our securities and will increase the costs of such registration to us.

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

Conversion of the Convertible Senior Notes will dilute the ownership interests of existing stockholders.

The terms of the Convertible Senior Notes permit the holders to convert the Convertible Senior Notes into shares of our common stock. The terms of the Convertible Senior Notes stipulate a net share settlement, which upon conversion of the Convertible Senior Notes requires us to pay the principal amount in cash and the conversion premium, if any, in shares of our common stock based on a daily settlement amount, calculated on a proportionate basis for each day of the relevant 20 trading-day observation period. The initial conversion rate for the Convertible Senior Notes is 47.2813 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $21.15 per share of our common stock. The conversion price is subject to adjustment in some events but will not be adjusted for accrued interest, except in limited circumstances. The conversion of some or all of the Convertible Senior Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

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

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of September 27, 2008, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

At the option of the Convertible Senior Noteholders, under certain circumstances we may be required to repurchase the Convertible Senior Notes in cash or shares of our common stock.

Under the terms of the Convertible Senior Notes, we may be required to repurchase the Convertible Senior Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the Convertible Senior Notes. The repurchase price for the Convertible Senior Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company that may otherwise be beneficial to investors.

Hedge and warrant transactions entered into in connection with the issuance of the Convertible Senior Notes may affect the value of our common stock.

We entered into hedge transactions with various financial institutions, at the time of issuance of the Convertible Senior Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Convertible Senior Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Convertible Senior Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party.

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

In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended September 27, 2008:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

June 29, 2008 – August 2, 2008	8,173	$8.38	----	$412.1
August 3, 2008 – August 30, 2008	3,933,731	$7.99	3,913,000	$880.8
August 31, 2008 – September 27, 2008	3,369,763	$7.90	3,346,700	$854.4

Total	7,311,667	$7.95	7,259,700

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

3.01	Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.1	8/1/2008
10.01	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.					X
10.02	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
10.03	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
10.04	First Amendment to Amended and Restated Residential Lease, effective as of July 29, 2008, among 849 College Avenue, Inc., a subsidiary of the Registrant, Kevin Bushby and Elizabeth Bushby.					X
10.05	Employment Agreement, effective as of July 29, 2008, between the Registrant and Michael J. Fister.					X
10.06	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Michael J. Fister.					X
10.07	Employment Agreement, effective as of July 29, 2008, between the Registrant and William Porter.					X
10.08	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and William Porter.					X
10.09	Agreement, effective as of October 15, 2008, between the Registrant and William Porter.					X
10.10	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin Bushby.					X
10.11	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.					X
10.12	Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.					X
10.13	Employment Agreement, effective as of July 29, 2008, between the Registrant and James S. Miller, Jr.					X

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.14	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.					X
10.15	Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.					X
10.16	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin S. Palatnik.					X
10.17	Amended and Restated First Amendment to Employment Agreement, effective as of October 15, 2008, between the Registrant and R.L. Smith McKeithen.					X
31.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive
	(Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Principal Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive
	(Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: December 11, 2008	By:	/s/ Charlie Huang
Charlie Huang
Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive
(Person Performing Functions Similar to a Principal Executive Officer of the Registrant)

DATE: December 11, 2008	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

3.01	Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.1	8/1/2008
10.01	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.					X
10.02	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
10.03	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
10.04	First Amendment to Amended and Restated Residential Lease, effective as of July 29, 2008, among 849 College Avenue, Inc., a subsidiary of the Registrant, Kevin Bushby and Elizabeth Bushby.					X
10.05	Employment Agreement, effective as of July 29, 2008, between the Registrant and Michael J. Fister.					X
10.06	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Michael J. Fister.					X
10.07	Employment Agreement, effective as of July 29, 2008, between the Registrant and William Porter.					X
10.08	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and William Porter.					X
10.09	Agreement, effective as of October 15, 2008, between the Registrant and William Porter.					X
10.10	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin Bushby.					X
10.11	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.					X
10.12	Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.					X
10.13	Employment Agreement, effective as of July 29, 2008, between the Registrant and James S. Miller, Jr.					X
10.14	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.					X
10.15	Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.					X

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.16	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin S. Palatnik.					X
10.17	Amended and Restated First Amendment to Employment Agreement, effective as of October 15, 2008, between the Registrant and R.L. Smith McKeithen.					X
31.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive
	(Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Principal Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Senior Vice President and Member and Chief of Staff of the Interim Office of the Chief Executive
	(Person Performing Functions Similar to a Principal Executive Officer of the Registrant), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X