Form 10-K
period 2009-01-03
CADENCE DESIGN SYSTEMS INC
filed 2009-03-02
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ]  No [ X ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2008 was $2,638,999,267.

On February 7, 2009, approximately 264,603,479 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

PART I.

Item 1. Business

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Proprietary Technology,” “Competition,” “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology and provide engineering and education services throughout the world to help manage and accelerate electronics product development processes. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and electronics systems.

We were formed as a Delaware corporation in April 1987. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. Our website can be accessed at www.cadence.com. We use our website at www.cadence.com as a channel for distribution of important information about our company. News releases and financial information regarding our company are posted on and accessible at our investor relations webpage on our website at www.cadence.com. Our website permits investors to subscribe to e-mail alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions as soon as practicable after electronically filing or furnishing such documents with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on the investor relations webpage on our website at www.cadence.com. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Information on our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

Factors Driving the Electronic Design Automation Industry

During fiscal 2008, the semiconductor industry’s growth declined as the overall macroeconomic environment deteriorated. Most industry analysts estimate minimal growth for the semiconductor industry for 2008, and these industry analysts are forecasting a significant decline in semiconductor industry revenue for 2009. Since consumer spending on electronics in 2008 was also negatively impacted by higher energy costs and increased unemployment, and corporate spending was impacted by the tight credit market, electronics companies faced financial challenges in fiscal 2008 and may continue to face such challenges in fiscal 2009. Consistent with recent prior years, semiconductor unit volumes grew during 2008, but average selling prices declined. These factors, combined with the current macroeconomic environment, impact how electronics companies address the traditional challenges of cost, quality, innovation and time-to-market associated with highly complex electronics systems and IC product development. Electronics companies are currently requiring higher levels of productivity from their design teams, better predictability in their development schedules and higher quality products in order to be competitive in the challenging and price-conscious markets they serve.

Electronics companies respond to demand for increased functionality and miniaturization in markets that are affected by the current macroeconomic environment by combining subsystems — such as radio frequency, or RF, wireless communication, video signal processing and microprocessors — onto a single silicon chip, creating a system-on-chip, or SoC, or multiple chips into a single chip package in a format referred to as system-in-package, or SiP. These trends toward subsystem integration have required chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

SoC designs put many more transistors on each chip, increasing the need for tight control over power consumption. This is done not only to increase battery life in portable devices, but also to minimize energy cost for computing and networking equipment. Higher power devices generate more heat, which further increases both system cost as well as operating expenses for cooling. Evolving semiconductor manufacturing processes with smaller features (transistors and wires) and lower supply voltages address both of these issues to some degree, but introduce new challenges of their own. Contemporary portable electronic devices contain chips in which individual features can be as small as 45 nanometers, or 45/1,000,000ths of a millimeter. Because of the electrical characteristics of the materials used to construct the transistors, which are essentially microscopic switches, chips continue to consume power even when transistors in the device are switched off. To overcome these and other power-related issues, specific “low power” design techniques must be developed and are most effective if they are integrated throughout the design flow, from logic design and verification through physical implementation.

Variability in the processes and materials used to manufacture silicon chips have become so pervasive at 65 nanometers and below that traditional connections between design and manufacturing teams are insufficient to ensure chip performance and yield. Integrating detailed models of the manufacturing process into the chip design environment is desirable so engineers can craft a design to avoid or overcome these manufacturing process variations. Similarly, manufacturing teams can optimize their processes if, along with the design, they are provided with information about the most critical parts of the chip. However, sharing information between design and manufacturing processes is complicated because current data formats used to describe the chip design differ from data formats used to describe the manufacturing process and control the manufacturing equipment. Moreover, design and manufacturing most often involve two or more separate companies, since multiple companies may participate in the design of the chip and in the manufacturing and assembly of the final device.

These trends represent significant new challenges for electronics design processes. Specifically, product performance and size requirements of the mobile consumer electronics market require microelectronic systems to be smaller, consume less power and provide multiple functions all in one SoC or SiP. This requires designers to pay close attention to many electrical, physical and manufacturing effects that were inconsequential in previous generations of chip designs. The design challenge becomes more complex with each new generation of electronics and providers of EDA solutions must deliver products that address these technical challenges while improving the productivity, predictability and reliability of the design process.

Operating Segment

Our chief operating decision maker is our President and Chief Executive Officer, or CEO. Our CEO reviews our consolidated results within only one operating segment.

Products and Product Strategy

Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of EDA tools. Product revenues include all fees earned from granting licenses to use our software and from sales and leases of our hardware products, and exclude revenues derived from maintenance and services.

We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” below for additional discussion of our license types.

We combine our products and technologies into “platforms” for four major design activities:

•	Functional Verification;
•	Digital IC Design and Implementation;
•	Custom IC Design and Verification; and
•	System Interconnect Design.

The four Cadence® design platforms are branded as Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design. In addition, we augment these platform product offerings with a set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These offerings comprise our primary product lines.

The products and technologies that comprise our platforms are combined with services, elements from kits (which assemble technologies from our broad portfolio into ready-to-use packages) and other associated components that provide comprehensive solutions for low power, mixed signal, enterprise verification and advanced node designs. These solutions and their constituent elements are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and printed circuit board, or PCB, and IC package / SiP design.

Our Product revenue was $516.6 million, or 50% of our total revenue, during fiscal 2008; $1,104.0 million, or 68% of our total revenue, during fiscal 2007; and $982.7 million, or 66% of our total revenue, during fiscal 2006. For additional description of our Product revenue, including the current year decrease, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Functional Verification

Our Functional Verification offerings are comprised of two major categories of offerings: Logic Verification and System Design and Verification.

Logic Verification

Our Logic Verification offering consists of the property checking and simulation and environment capabilities within the Incisive functional verification platform. This offering enables our customers to employ enterprise-level verification process automation, including verification planning, process tracking and management that allow the coordination of verification activities across multiple teams and various specialists.

Our Logic Verification offering includes:

•	Planning and management that automates and guides the verification process, from specifications to metric-driven functional closure;
•	Testbench and simulation that offer Open Verification Methodology, or OVM, multi-language testbench and transaction-level support, assertion checking, low-power and mixed-signal simulation, analysis and a debug environment;
•	Formal verification, which provides a mathematical method for verifying RTL functional correctness with assertions before a testbench simulation;
•	A verification IP portfolio that enables engineers to improve productivity while reducing risks associated with standard protocol development and compliance and provides a broad catalog of standard verification IP equipped with a Compliance Management System allowing metric-driven closure;
•	Palladium® and Xtreme® series of emulation and acceleration hardware;
•	SoC Functional Verification Kit, which captures reference examples of verification flows and reduces customers’ language, technology and methodology adoption risks; and
•	Tailored verification services for methodology adoption, environment migration and educational training that provide customized means of addressing customer-specific challenges.

Our Logic Verification offering also provides methodology-driven and multi-product flows that allow customers to incrementally adopt certain aspects of this offering and to address specific challenges. These flows include:

•	Multi-language OVM, which enables productivity and quality gains with reusable and scalable verification environments;
•	Metric-driven verification, which enables schedule predictability with a plan- and metric-driven solution and automated functional verification closure;
•	Assertion-based verification, which enables productivity and quality gains with block and chip verification of functional intent that are captured via assertions;
•	Low power verification, as part of our Low Power Solution, which enables quality and productivity gains associated with the growing need to verify power management logic; and
•	Mixed signal verification, which enables risk reduction via integrated verification of designs with both digital and analog content.

System Design and Verification

Our System Design and Verification consists of the acceleration/emulation and system-level design capabilities and includes design and verification hardware and software, verification intellectual property, or IP, services and methodologies that provide customers with system-wide planning and management, design and verification IP reuse automation and system verification. In addition, this offering provides system power exploration, analysis and optimization.

Our System Design and Verification offering targets IP and SoC design and verification planners and architects, transaction-level IP developers and SoC and system-level IP verification and validation engineers. During fiscal 2008, we introduced C-to-Silicon Compiler, Palladium III Dynamic Power Analysis, new system verification IP and new SpeedBridge® adapters.

Our System Design and Verification offering includes:

•	SoC estimation software that enables chip architects and planners to evaluate the cost, performance and power of the SoC before initiating a design project;
•	System-level verification planning and management that automates and guides the verification process;
•	C-to-Silicon Compiler, which provides high-level synthesis with IP reuse automation and architectural analysis and produces register transfer level, or RTL, micro-architectural designs;
•	Palladium and Xtreme series of emulation and acceleration hardware;
•	Incisive Simulation Analysis, which provides support for transaction-level verification, analysis and mixed-language testbench and full RTL verification;
•	Incisive Software eXtension for hardware and software co-verification and co-debug; and
•	Verification IP and SpeedBridge adapters that enable chip architect and planners to improve productivity while reducing risks associated with standard protocol compliance and provide a catalogue of standard protocols.

We also offer customers consulting services for verification acceleration and system emulation. Our QuickCycles program allows customers access to our Palladium and Xtreme simulation acceleration and emulation products either on their secure internet site or remotely over a high-speed, secure network connection.

Digital IC Design and Implementation

Our Digital IC offerings include two major categories of offerings: Logic Design and Implementation.

Logic Design

Our Logic Design offering is comprised of equivalency checking, synthesis and test capabilities within the Encounter digital IC design platform and property checking, simulation, and environment capabilities within the Incisive functional verification platform. This offering provides planning, design, verification and test technologies and services to customers across all digital design end markets. Logic Design capabilities are aggregated into solutions that address our customers’ needs in areas such as power efficiency and advanced process nodes. Our Logic Design offering targets engineers who are tasked with digital chip development planning, functional design, verification, logical implementation and design-for-test, or DFT.

In fiscal 2008, we introduced several new capabilities in our Logic Design offering, such as chip planning technology and a web portal that facilitates IP selection and estimation of chip characteristics.

Our Logic Design offering includes:

•	Chip Planning System and Incyte Chip Estimator, which provides users with the ability to perform technical and cost trade-off analyses in the product planning phase of a project;
•	Low power capability that enables users to maximize energy efficiency of their designs;
•	Engineering change order-, or ECO-, aware products that provide an automated solution for pre-mask and post-mask management of specification changes;
•	Logic synthesis, which enables simultaneous, multi-objective optimization for key project attributes;
•	Implementation signoff, which extends into areas of low power, constraints and design sign-off rule verification, to provide more accurate results; and
•	DFT, automatic test pattern generation and failure diagnosis technologies, which are integrated in the design process, to address the challenges of complex SoC development.

Implementation

Our Implementation offering is comprised of a range of the Encounter digital IC design platform capabilities. The Implementation offering includes timing analysis, signal integrity and place and route capabilities within the Encounter digital IC design platform. This offering enables customers to create a physical representation of logic models, analyze electrical and physical characteristics of a design and prepare a design for manufacturing.

During fiscal 2008, we launched our Encounter Digital Implementation System, or EDI, in our Implementation offering. EDI offers RTL to graphic data system II, or GDSII, design closure solution with end-to-end parallel processing that enables design flow to benefit from current multi-core, multi-processor and multi-computer infrastructure. EDI is based on a single user interface and a unified in-memory data model, and is designed to facilitate chip performance analysis and optimization, power consumption and silicon area and manufacturability throughout the customers’ design processes. EDI also supports hierarchical designs, with support for designs containing hundreds of millions of transistors on a single chip. EDI is offered with the L and XL tiers and specific options, depending on the requirements of our customers. Current options include Low Power, Mixed Signal and Advanced Node. These tiers and options are scaled to provide our customers with technologies tailored to specific degrees of design complexity in the digital IC space.

Our Implementation offering includes:

•	Silicon virtual prototyping with automated floorplan synthesis and ranking capabilities, which enables designers to explore the design space and plan the complete implementation of a chip before committing to a specific implementation strategy;
•	Global RTL and physical synthesis that enables customers to improve the quality of silicon;
•	Embedded sign-off-qualified variation analysis and optimization across the design flow, which provides a more predictable design closure at advanced nodes;
•	Integrated diagnostic tools for rapid global timing, clock and power analysis and debugging; and
•	Interoperability with our Custom IC Design offering to enable implementation of mixed-signal ICs.

Custom IC Design and Verification

Our Custom IC Design and Verification offering is comprised of a range of Virtuoso custom design platform capabilities and certain DFM product capabilities. The Custom IC Design and Verification offering includes the environment, IC layout and simulation capabilities within the Virtuoso custom design platform. This offering provides designers with an integrated flow for design creation, validation and implementation of silicon-accurate analog, custom digital, mixed-signal, memory and RF designs, while ensuring that these designs are ready for manufacturing through integrated DFM capabilities.

During fiscal 2008, we released Virtuoso® 6.1.3, which provides a unified design environment by tying together design, layout and verification tasks based on a constraint-driven design methodology that enables customers to improve their productivity. End-to-end simulation and verification technology that we call “multi-mode simulation” is integrated into the unified environment enabling a complete design-to-verification methodology.

Our Virtuoso Custom IC Design and Verification offering includes:

•	Reference flows for analog, mixed-signal, RF and analog-digital integration focused on wireless and analog/mixed-signal market segments;
•	Comprehensive specification-driven design environment to analyze designs over a broad set of manufacturing and environmental operating conditions;
•	Schematic-capture support and constraint-driven design techniques to secure and retain a designer’s intent throughout the design process;
•	Automatic analog circuit sizing and optimization including yield optimization;
•	Multi-mode simulation for digital, analog, mixed-signal and RF designs; and
•	Interactive, assisted or fully automated options for custom layout with advanced floorplanning, chip editing, process node migration and analog/mixed-signal routing technologies.

Our Virtuoso L, XL and GXL offerings also provide designers with the ability to choose the appropriate products that match their needs, ranging from simple entry-level component design to the most complex DFM-aware SoC designs.

System Interconnect Design

Our System Interconnect Design offerings include the following capabilities within the Allegro system interconnect design platform: PCB, IC package, SiP, design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of IC, IC package and PCB, to increase functional density and to manage design complexity while reducing cost and time to market.

During fiscal 2008, we provided an update to our system interconnect offerings and released Allegro 16.2, which includes technology for High Density Interconnect, or HDI, design that enables design engineers to improve functional density and address design miniaturization. We also enhanced our products to support team-based and geographically dispersed development of large multi-chip designs.

Our System Interconnect Design offering includes:

•	Constraint-driven methodology from advanced design capture and authoring, signal integrity and power delivery optimization and analysis through detailed physical implementation and DFM preparation;
•	Optimized system level interconnect — the electronic signal and power paths across PCBs, IC Packages and ICs — through a co-design methodology to reduce hardware costs and the duration of design projects;
•	Embedded support for silicon input/output transceiver algorithmic modeling (using Input/Output Buffer Information Specification, or IBIS, 5.0);
•	Algorithmic modeling, which enables characterization of the latest serial interface protocols that are being adopted across all markets;
•	Million-bit channel analysis, which allows design engineers to verify standards compliance during the design process;
•	SiP RF Layout and RF Architect, both of which that include a methodology for integrating multiple levels of silicon and discrete functionality in a single performance, cost and size-optimized IC Package; and
•	SiP integration with our Encounter Digital IC and Virtuoso Custom IC offerings to co-design, streamline and optimize IC Package design.

Our System Interconnect Design offerings are available as a set of scalable capability-tiered products, including L, XL and GXL, depending on the requirements of our customers. For the mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is marketed worldwide through a network of resellers.

Design for Manufacturing

With the advent of silicon manufacturing technologies at geometries of 65 nanometer and below, our customers are increasingly concerned about manufacturability of their designs. The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Our strategy is to integrate DFM awareness into our core design platforms of Encounter Digital IC and Virtuoso Custom IC.

Some of our DFM capabilities include:

•	Parasitic extraction products, which take a physical representation of a design and determine the electrical properties to enable additional simulation and timing analysis;
•	On-chip power distribution for digital, analog and SoC designs;
•	Manufacturing design rule checks to ensure the proposed design meets foundry process requirements; and
•	Analytical and design tools for physical and electrical effects, process proximity correction, and yield / failure analysis diagnostics.

Our primary focus in DFM is to address manufacturing effects as early in the product development process as possible. As a result, we are enhancing the DFM awareness of our core Encounter Digital IC and Virtuoso Custom IC product offerings. Where upstream integration is not possible, Cadence offers certain stand alone DFM products. In connection with our cost savings initiatives that were implemented during the fourth quarter of fiscal 2008, we adjusted our roadmaps and investment consistent with our current DFM strategy. The changes in our DFM strategy resulted in an impairment charge of $42.5 million arising from the abandonment and reduction to net realizable value of certain identifiable intangible assets.

Third Party Programs and Initiatives

In addition to our products, many customers use internally-developed design tools or design tools provided by other EDA companies, as well as IP available from multiple suppliers. We support the use of third-party design products and IP through vehicles such as our Connections® program and through our participation in the OpenAccess Coalition, the Power Forward Initiative and other programs and initiatives. We also contribute to the development and deployment of EDA industry standards.

Maintenance

Customer service and support is critical to the adoption and successful use of our products. We provide our customers with technical support to facilitate their use of our software and hardware solutions.

We offer maintenance to our customers as an integral, non-cancelable component of our subscription license agreements, as a component of our term license agreements subject to annual renewal, or as a separate agreement subject to annual renewal for our perpetual license customers.

Our Maintenance revenue was $388.5 million, or 37% of our total revenue, during fiscal 2008; $385.2 million, or 24% of our total revenue, during fiscal 2007; and $366.3 million, or 25% of our total revenue, during fiscal 2006. For additional description of our Maintenance revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Services

We offer a number of fee-based services, including engineering and education services. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products.

Our Services revenue was $133.5 million, or 13% of our total revenue, during fiscal 2008; $125.8 million, or 8% of our total revenue, during fiscal 2007; and $134.9 million, or 9% of our total revenue, during fiscal 2006. For additional description of our Services revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Engineering Services

We offer engineering services to aid our customers with the design of complex ICs and the implementation of key design capabilities, including low power, IC packaging and board design, mixed-signal design, functional verification, digital implementation, analog/mixed-signal and system-level. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, communications, military and aerospace and computing markets. These ICs range from digital SoCs, analog and RF designs to complex mixed-signal ICs.

We offer engineering capabilities to assist customers from product concept to volume manufacturing. We leverage our experience and knowledge of design techniques, leading practices and different design environments to improve the productivity of our own and our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourcing, consultative and collaborative offerings. Our Virtual Computer-Aided Design, or VCAD, offering enables our engineering teams at one or more of our locations to collaborate with our customers’ teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. We also make our design IP portfolio available to customers as part of our technology and services solutions. These reusable design and methodology components enable us to efficiently deliver our services and allow our customers to reduce the design complexity and time to market when developing complex SoCs.

Through collaboration with our customers, we are able to design advanced ICs and gain direct and early visibility to industry design issues that may not be addressed adequately by today’s EDA technologies. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.

Education Services

Our education services offerings can be customized and include training programs that are conducted via the internet or in a classroom setting. The content of these offerings ranges from the latest IC design techniques to methodologies for using the most recent features of our EDA products. The primary focus of education services is to accelerate our customers’ path to productivity in the use of our products and increase awareness of the total solution required for engineering success.

Marketing and Sales

We generally market our products and provide maintenance and services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also use traditional marketing approaches to promote our products and services, including advertising, direct mail, telemarketing, trade shows, public relations and the internet. As EDA products mature and become more widely understood by the marketplace, we selectively utilize value added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.

Software Licensing Arrangements

We sell software using three license types: subscription, term and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a subscription or term license, and customers who prefer to have the right to use the technology continuously without time restriction will choose a perpetual license. Customers who desire to use new technology during the life of the contract will select a subscription license, which allows them limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license, which does not include rights to use new technology. Payment terms for subscription and term licenses generally provide for payments to be made in installments over the license period and payment terms for perpetual licenses generally are net 30 days.

We offer a delivery mechanism for term and subscription licenses called eDA Cards. eDA cards have an overall “face” value amount that customers draw down against as they select specific products that are priced based on the particular duration of use the customer desires. The selection and licensing of the specific products is accomplished through an automated on-line system. The card expires when all of the face value is consumed, or on the pre-determined expiration date, whichever comes first. There are two types of eDA Cards. An eDA Gold Card is a term license that enables a customer to access a predetermined list of existing products. An eDA Platinum Card is a subscription license that enables a customer to access existing and new technology.

Our revenue recognition depends on a number of contract-specific terms and conditions, including the license type, payment terms, creditworthiness of the customer and other factors. For additional description of our revenue recognition, see the discussion under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. Revenue associated with subscription licenses is recognized over multiple periods during the license term, whereas product revenue associated with term and perpetual licenses is generally recognized upon the later of the effective date of the license or delivery of the product, assuming all other criteria for revenue recognition have been met. The amount of product revenue recognized from backlog varies from quarter to quarter. The amount of product revenue recognized from backlog, as compared to total product revenue, was more than half during fiscal 2008 and approximately two-thirds during both fiscal 2007 and fiscal 2006. We are moving to a license mix that will result in increased ratable revenue and we expect the percentage of product revenue from backlog to increase in future years.

Our revenue and results of operations may miss expectations due to a shortfall in product revenue generated from current transactions or variance in the actual mix of license types executed in any given period, and due to other contract-specific terms and conditions as discussed above. We are subject to greater credit risk on subscription and term licenses, as compared to perpetual licenses because of the installment payment terms generally associated with those license types.

From time to time, we sell receivables generated by our licenses with installment payment terms to third-party financial institutions on a non-recourse or limited-recourse basis.

For a further description of our license agreements, revenue recognition policies and results of operations, please refer to the discussion under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Research and Development

Our investment in research and development was $457.9 million during fiscal 2008, $494.0 million during fiscal 2007 and $460.1 million during fiscal 2006.

The primary areas of our research and development include SoC design, the design of silicon devices in the nanometer range, high-performance IC packaging, SiP and PCB design, system-level modeling and verification, high-performance logic verification technology and hardware/software co-verification. The electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, so we make significant investments in enhancing our current products, as well as creating new products and technologies and integrating those products and technologies together into segmented solutions.

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

We perform final assembly and test our hardware verification, acceleration and emulation products at our headquarters in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing before their incorporation into the assembled product.

Proprietary Technology

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks and trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new licenses or renew existing licenses for third party software and other intellectual property in the future. As part of performing engineering services for customers, our engineering services business uses certain software and other intellectual property licensed from third parties, including that of our competitors.

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

Certain competitive factors in the engineering services business as described herein differ from those of the products and maintenance businesses. While we do compete with other EDA companies in the engineering services business, our principal competitors are independent engineering service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, including us, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog and digital ICs. It is our strategy to use engineering services as a differentiator to further promote our products and maintenance businesses.

Backlog

Our backlog as of January 3, 2009 was approximately $1.8 billion, as compared to approximately $2.0 billion as of December 29, 2007. Backlog consists of revenue to be recognized in future fiscal periods after January 3, 2009 from a variety of license types which generally include, but are not limited to:

•	Subscription licenses for software products;
•	Sale or lease of hardware;
•	Maintenance contracts on hardware and software products;
•	Orders for hardware and software products sold on perpetual and term licenses on which customers have delivery dates after January 3, 2009;
•	Licenses with payments that are outside our customary terms; and
•	The undelivered portion of engineering services contracts.

The substantial majority of our backlog is generated by our product and maintenance businesses because customer licenses generally include both product and maintenance components. Historically, we have not experienced significant cancellations of our contracts with customers. However, we occasionally reschedule the required completion dates of engineering services contracts, which may defer revenue recognition under those contracts beyond the original expected completion date. Changes in customer license types or payment terms also can impact the timing of revenue recognition.

The challenges currently affecting the economy of the United States and other regions of the world have impacted our customers, who are concentrated in the semiconductor sector, and may cause them to delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products. We have not yet experienced a material level of defaults by customers of payment obligations, but any material payment default by our customers or significant reductions in existing contractual commitments could adversely impact our financial condition and operating results.

Revenue Seasonality

Historically, orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one year and the first quarter of the following year. Due to the current economic environment and our previously announced transition to a primarily ratable license mix, we did not see the trend of higher orders and revenue in the fourth quarter of fiscal 2008 and there can be no assurance we will experience it in the future. We still expect the first quarter to remain our lowest quarter for orders and revenue.

International Operations

We have approximately 55 sales offices, design centers and research and development facilities, approximately half of which are located outside of the United States. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information regarding our international operations, see the discussion under the heading “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” under Item 1A, “Risk Factors” and Note 21 to our Consolidated Financial Statements.

Employees

As of January 3, 2009, we employed approximately 4,900 individuals, with approximately 1,800 in sales, services, marketing, support and manufacturing activities, approximately 2,400 in product research and development and approximately 700 in management, administration and finance. During fiscal 2008, we initiated a restructuring plan to decrease costs by reducing our workforce across the company. This restructuring plan is expected to reduce our workforce by at least 625 positions. Approximately 300 of the affected employees were still employed by us as of January 3, 2009 due to regulatory requirements in certain jurisdictions in which we operate. For additional description of our restructuring plan, see the discussion under the heading “Results of Operations — Restructuring and Other Charges” under Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” below. None of our employees is represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Cadence as of March 2, 2009:

Name	Age	Positions and Offices

Lip-Bu Tan	49	President, Chief Executive Officer and Director
Thomas A. Cooley	47	Senior Vice President, Worldwide Field Operations
James J. Cowie	44	Senior Vice President, General Counsel and Secretary
Chi-Ping Hsu	53	Senior Vice President, Research and Development
Charlie Huang	45	Senior Vice President and Chief Strategy Officer
Nimish H. Modi	46	Senior Vice President, Research and Development
Kevin S. Palatnik	51	Senior Vice President and Chief Financial Officer

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004 and serves as a member of the Finance and Technology Committees of the Cadence Board of Directors. From October 2008 to January 2009, Mr. Tan also served as Interim Vice Chairman of the Cadence Board of Directors and was a member of the Cadence Interim Office of the Chief Executive. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Flextronics International Ltd., Semiconductor Manufacturing International Corporation and SINA Corporation.

THOMAS A. COOLEY has served as Senior Vice President, Worldwide Field Operations of Cadence since October 2008. From March 1995 to October 2008, Mr. Cooley held several sales related positions at Cadence, most recently as Corporate Vice President of Sales for North America, EMEA and India.

JAMES J. COWIE has served as Senior Vice President and General Counsel of Cadence since April 2008 and Secretary of Cadence since May 2008. From August 2000 to March 2008, Mr. Cowie held several positions at Cadence, most recently as Corporate Vice President — Business Development, Associate General Counsel and Assistant Secretary.

CHI-PING HSU has served as Senior Vice President, Research and Development of Cadence since November 2008. From April 2003 to November 2008, Mr. Hsu held several positions at Cadence, most recently as Corporate Vice President, IC Digital and Power Forward. Before joining Cadence, Mr. Hsu served as President and Chief Operating Officer of Get2Chip Inc., a supplier of high-performance system-on-chip synthesis that was acquired by Cadence in April 2003.

CHARLIE HUANG has served as Senior Vice President and Chief Strategy Officer of Cadence since January 2009. From October 2008 to January 2009, Mr. Huang also served as a member and Chief of Staff of the Cadence Interim Office of the Chief Executive. From April 2007 to January 2009, Mr. Huang served as Senior Vice President — Business Development of Cadence. Mr. Huang was General Partner at Telos Venture Partners, a venture capital firm, from 2004 to 2005. From 2001 to March 2007, Mr. Huang held several positions at Cadence related to business development. Before joining Cadence, Mr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001.

NIMISH H. MODI has served as Senior Vice President, Research and Development of Cadence since November 2008. From August 2006 to November 2008, Mr. Modi served as Corporate Vice President, Front-End Design. Before joining Cadence, from May 1988 to August 2006, Mr. Modi held several positions at Intel Corporation, a semiconductor company, most recently as Vice President in the Enterprise Platforms Group.

KEVIN S. PALATNIK has served as Senior Vice President and Chief Financial Officer of Cadence since April 2008. From October 2008 to January 2009, Mr. Palatnik also served as a member of the Cadence Interim Office of the Chief Executive. From January 2002 to April 2008, Mr. Palatnik served in a number of positions at Cadence, including as Corporate Vice President, Technical Field Operations and Corporate Vice President, Field Operations Finance, and most recently as Senior Vice President and Corporate Controller. Before joining Cadence, Mr. Palatnik held several engineering and senior financial positions at International Business Machines Corporation, a computer hardware and software company.

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

The IC and electronics systems industries experienced significant challenges in 2008 and may continue to face challenges in 2009 as a result of a decline in the macroeconomic environment. The IC and electronic systems industries also from time to time experience downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. As in the past, the current economic downturn is characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current economic downturn in the industries we serve has contributed to the substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete.

The industries in which we compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:

•	Migration to nanometer design: the size of features such as wires, transistors and contacts on ICs continuously shrink due to the ongoing advances in the semiconductor manufacturing processes. Process feature sizes refer to the width of the transistors and the width and spacing of interconnect on the IC. Feature size is normally identified by the transistor length, which is shrinking rapidly to 32 nanometers and smaller. This is commonly referred to in the semiconductor industry as the migration to nanometer design. It represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes. This may reduce their need to upgrade or enhance their EDA products and design flows.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs. The unavailability of high-quality design IP that can be reliably incorporated into a customer’s design with our IC implementation products and services could reduce demand for our products and services.

•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services.
•	A growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products.

If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must develop or acquire new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. We cannot guarantee that we will be successful in this effort.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.

We have experienced, and may continue to experience, varied operating results. In particular, we experienced a net loss during fiscal 2008 and we expect to experience a net loss during fiscal 2009. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products because a significant number of licenses for our software products are in excess of $5.0 million.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a higher proportion of licenses require ratable revenue recognition and we expect the change in our license mix, combined with the difficult economic environment, will result in a decrease in our revenue for fiscal 2009 as compared to fiscal 2008.

We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. In addition, revenue levels are harder to forecast in a difficult economic environment. A shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these fixed expenses in response to these short-term business changes.

The majority of our contracts are executed in the final few weeks of a fiscal quarter. This makes it difficult to determine with accuracy how much business will be executed in each fiscal quarter. Due to the volume or complexity of transactions that we review at the very end of the quarter, or due to operational matters regarding particular agreements, we may not finish processing or ship products under some contracts that have been signed during that fiscal quarter, which means that the associated revenue cannot be recognized in that particular period.

You should not view our historical results of operations as reliable indicators of our future performance. If our revenue, operating results or business outlook for future periods fall short of the levels expected by securities analysts or investors, the trading price of our common stock could decline.

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

The market price of our common stock has recently experienced significant fluctuations and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, such as:

•	Announcements of our quarterly operating results and revenue and earnings forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;
•	Changes in our revenue and earnings estimates;
•	Announcements of a restructuring plan;
•	Changes in management;
•	Accounting charges relating to the impairment of goodwill;
•	A gain or loss of a significant customer or market segment share;
•	Announcements of new products by us, our competitors or our customers; and
•	Market conditions in the electronics systems and semiconductor industries.

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

Litigation could adversely affect our financial condition or operations.

We are currently, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in several securities class actions and derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 3, “Legal Proceedings.” We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results or financial condition. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results. The adverse resolution of any specific lawsuit or proceeding could also have a material adverse effect on our business, operating results, financial condition and cash flows.

Matters relating to or arising from our recent restatement and weaknesses in our internal controls could have a material adverse effect on our business, operating results and financial condition.

In connection with the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008 and our reassessment of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of March 29, 2008, June 28, 2008 and September 27, 2008, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to the discussion under Item 9A, “Controls and Procedures” for further discussion of the remediation of this material weakness as of January 3, 2009. Should we identify any other material weakness and be unable to remediate any such other material weakness promptly and effectively, such weakness could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to our remediated material weakness or any future material weakness could have a material adverse effect on our business and operating results.

Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses or supplier modifications in response to the economic environment.

As a result of challenges currently affecting the economy of the United States and other regions of the world, our customers, who are concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results. Because of the escalating challenges in the global capital markets and financial institutions, including a tightening in the capital and credit markets, if we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all.

Our future revenue is dependent in part upon our installed customer base continuing to license or buy additional products, renew maintenance agreements and purchase additional services.

Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenue could decrease, which could have an adverse effect on our operating results. Our customers, which include large semiconductor companies, often have significant bargaining power in negotiations with us. Mergers or acquisitions of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.

We depend upon our management team and key employees, and our management changes or our failure to attract, train, motivate and retain management and key employees may make us less competitive in our industries and therefore harm our results of operations.

Our business depends upon the efforts and abilities of our executive officers and other key employees, including key development personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers. On October 15, 2008, we announced the resignations of our President and Chief Executive Officer, Executive Vice President and Chief Administrative Officer, Executive Vice President — Worldwide Field Operations, Executive Vice President — Products and Technologies Organization and Executive Vice President — Corporate Affairs. On January 8, 2009, we announced that Lip-Bu Tan was appointed our new President and Chief Executive Officer. As we undergo this transition, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us.

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

We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the expected benefits, which would negatively impact our future results of operations.

During fiscal 2008, we initiated a restructuring plan in an effort to align our cost structure with expected revenue. This restructuring plan is intended to decrease costs throughout our company. We cannot assure you that we will be able to successfully complete and realize the expected benefits of our restructuring plan, such as improvements in operating margins and cash flows, in the restructuring periods contemplated. The restructuring plan may involve higher costs or a longer timetable than we currently anticipate or it may fail to improve our results of operations as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. We also expect our restructuring plan to cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plan may also subject us to litigation risks and expenses. In addition, our restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale and our competitors may seek to gain a competitive advantage over us. Together with our changes in management, the restructuring plan could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

We may not receive significant revenue from our current research and development efforts for several years, if at all.

Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, we cannot predict that we will receive significant, if any, revenue from these investments.

The competition in our industries is substantial and we may not be able to continue to successfully compete in our industries.

The EDA market and the commercial electronics engineering services industries are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our engineering services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other design companies and the internal design departments of electronics manufacturers. We cannot assure you that we will be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and engineering services, which could result in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Decisions by electronics manufacturers to perform engineering services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;

•	The challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all; and
•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

We compete in the EDA products market with Synopsys, Inc., Magma Design Automation, Inc. and Mentor Graphics Corporation. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Manufacturers of electronic devices may be reluctant to purchase engineering services from independent vendors such as us because they wish to promote their own internal design departments.

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

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not consummate any particular transaction, which can nevertheless result in significant costs, or if a transaction is consummated, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs after we acquire another business, it could seriously harm our business, operating results or financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;
•	The discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired for which we cannot realize the anticipated value and the exposure to such assumed liabilities;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with us, which may dissuade them from licensing or buying products acquired by us after the effective date of the license; and
•	The failure to understand and compete effectively in markets in which we have limited experience.

In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified bookings, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value. In connection with our acquisitions completed before January 3, 2009, we may be obligated to pay up to an aggregate of $51.0 million in cash during the next 44 months if certain defined performance goals are achieved in full, which would be expensed as compensation expense in our Consolidated Statements of Operations.

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141R, “Business Combinations,” which will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact that SFAS No. 141R will have on our Consolidated Financial Statements.

We rely on our proprietary technology as well as software and other intellectual property rights licensed to us by third parties, and we cannot assure you that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such intellectual property rights from third parties.

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. The rights granted under our patents or attendant to our other intellectual property may not provide us with any competitive advantages and there is no guarantee that patents will be issued on any of our pending applications and future patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our engineering services business holds licenses to certain software and other intellectual property owned by third parties, including that of our competitors. Our failure to obtain software or other intellectual property licenses or other intellectual property rights that is necessary or helpful for our business on favorable terms, or the need to engage in litigation over these licenses or rights, could seriously harm our business, operating results or financial condition.

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

If we were compelled to take any of these actions, our business or operating results may suffer.

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

In addition, sales of our products and services have been and may in the future be delayed if customers delay approval or commencement of projects because of:

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

The majority of our contracts are executed in the final few weeks of a fiscal quarter. This makes it difficult to determine with accuracy how much business will be executed in each fiscal quarter. Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of bookings shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter. These factors may cause our operating results to fluctuate unexpectedly, which can cause significant fluctuations in the trading price of our common stock.

We may not be able to sell certain installment contracts to generate cash, which may impact our operating cash flows for any particular fiscal period.

We sell certain installment contracts to certain financial institutions on a non-recourse or limited-recourse basis to generate cash. Our ability to complete these sales of installment contracts is affected by a number of factors, including the:

•	Economic conditions in the securities markets;
•	Credit policies of the financial institutions; and
•	Credit quality of customers whose installment contracts we wish to sell.

Disruptions in the financial markets have and may continue to adversely impact the availability and cost of financing transactions for the installment contract sales that we have already arranged or may arrange. As a result of the credit losses recorded by banks during 2008 and the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009. If we are unable to sell certain installment contracts, our operating cash flows would be adversely affected. There can be no assurance that funding will be available to us or, if available, that it will be on terms acceptable to us. If sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in credit quality in the underlying pool of receivables or otherwise, it would have a material adverse effect on our operating cash flows.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during fiscal 2008, 54% during fiscal 2007 and 48% during fiscal 2006. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation, write-offs of acquired in-process technology and impairment of goodwill;
•	Changes in the valuation allowance against our deferred tax assets;
•	Changes in tax laws or the interpretation of such tax laws;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;
•	Increases to interest expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received an examination report from the IRS proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agents Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

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

Significant judgment is required in applying the principles of FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and SFAS No. 109, “Accounting for Income Taxes.” The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

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

We have a substantial level of debt. As of January 3, 2009, we had $500.2 million of outstanding indebtedness as follows:

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

While we are not currently a party to any loans that would prohibit us from making payment on our outstanding convertible notes, we are not prevented by the terms of the convertible notes from entering into other loans that could prohibit such payments. If we are prohibited from paying our outstanding indebtedness, we could try to obtain the consent of the lenders under those arrangements to make such payment, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance the borrowings, we may be unable to satisfy our outstanding indebtedness. Any such failure would constitute an event of default under our indebtedness, which could, in turn, constitute a default under the terms of any other indebtedness then outstanding.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness as well.

We have in the past and may in the future attempt to access the capital or credit markets in order to obtain funding to meet particular liquidity needs. Because of the escalating challenges in the global capital markets and financial institutions, including a tightening in the capital and credit markets, compounded by the increasingly challenging and price-conscious economic environment and our lower levels of business, we may not be able to secure additional funding on terms acceptable to us or at all, which could adversely impact our business and operating results.

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

In May 2008, the FASB issued FASB Staff Position, or FSP, Accounting Principles Board Opinion, or APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Consolidated Statements of Operations. FSP APB 14-1 is effective for fiscal 2009 and is required to be applied retrospectively for all periods for which our Convertible Senior Notes were outstanding before the date of adoption. FSP APB 14-1 will have an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

Each $1,000 of principal of the Convertible Senior Notes is initially convertible into 47.2813 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Convertible Senior Notes may convert their notes at their option on any day before the close of business on the scheduled trading day immediately preceding December 15, 2011 in the case of the 2011 Notes and December 15, 2013 in the case of the 2013 Notes, in each case only if:

•	The price of our common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date.

On and after November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of January 3, 2009, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

Although the conversion price of the Convertible Senior Notes is currently $21.15 per share, concurrent with the issuance of the Convertible Senior Notes, we entered into hedge and separate warrant transactions to reduce the potential dilution from the conversion of the Convertible Senior Notes. However, we cannot guarantee that such hedges and warrant instruments will fully mitigate the dilution. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock.

At the option of the holders of the Convertible Senior Notes, under certain circumstances we may be required to repurchase the Convertible Senior Notes in cash or shares of our common stock.

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

We entered into hedge transactions with various financial institutions, at the time of issuance of the Convertible Senior Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Convertible Senior Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Convertible Senior Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If the financial institutions with which we entered into these hedge transactions were to fail or default, our ability to settle on these transactions could be harmed or delayed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own land and buildings at our headquarters, which is located in San Jose, California. We also own buildings in India. As of January 3, 2009, the total square footage of our owned buildings was approximately 950,000, which includes our newly constructed building located at our headquarters. During the first quarter of fiscal 2009, we occupied all of the approximately 208,000 square feet available in our new building.

In January 2007, we completed the sale of certain of our land and buildings in San Jose, California. Concurrently with the sale, we leased back from the purchaser all available space in the buildings for two years. The lease term ended in January 2009, and we have vacated the leased buildings.

We lease additional facilities in the United States and various other countries. We sublease certain of these facilities where space is not fully utilized or has been involved in restructuring plans.

We believe that these facilities, including our newly constructed building located at our headquarters, are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. The plaintiffs in these actions allege that the company and the individual defendants made statements during the class period regarding our financial results that were false and misleading because we had recognized revenue that should have been recognized in subsequent quarters. The plaintiffs requested certification of the actions as a class action, unspecified damages and interest, the plaintiffs’ reasonable costs, including attorneys’ and experts’ fees, and unspecified equitable or injunctive relief. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. Various plaintiffs have filed motions seeking to be named lead plaintiff, and to have these complaints consolidated. Those motions are set to be heard by the Court on March 6, 2009. We intend to vigorously defend these and any other securities lawsuits that may be filed.

During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of our current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the securities class action lawsuits described above, and further allege that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of us against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009. We are analyzing these derivative complaints and will respond to them appropriately.

In light of the preliminary status of these lawsuits, we cannot predict the claims, allegations, class period (in the case of the class actions), or outcome of these matters. We cannot provide any assurances that the final outcome of these lawsuits or any other lawsuits or proceedings that may arise in the future will not have a material adverse effect on our business, operating results or financial condition. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 7, 2009, we had approximately 1,001 registered stockholders and approximately 24,218 beneficial owners of our common stock.

The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended January 3, 2009:

	High	Low

2008
First Quarter	$17.18	$9.89
Second Quarter	11.73	10.02
Third Quarter	10.64	6.74
Fourth Quarter	6.93	2.42
2007
First Quarter	$21.23	$17.65
Second Quarter	24.90	20.94
Third Quarter	22.99	19.53
Fourth Quarter	22.45	15.96

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P 500 index, the S&P Information Technology index, the NASDAQ Composite index and the S&P 400 Information Technology index. We plan to replace the S&P 500 index with the S&P 400 Information Technology index as a comparative index going forward because we believe that a comparison of our performance against the S&P 400 Information Technology index is a more appropriate performance measure for Cadence, as this index is focused on mid-cap technology companies. We will retain the NASDAQ Composite index going forward rather than the S&P 500 index as a broadly market focused index because Cadence is listed on the NASDAQ Global Select Market.

The graph below assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on January 3, 2004 and tracks it through January 3, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc., The S&P 500 Index,
The NASDAQ Composite Index, The S&P Information Technology Index
And S&P 400 Information Technology Index

* $100 invested on 1/3/04 in stock & 12/31/03 in index-including reinvestment of dividends.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07	1/3/09

Cadence Design Systems, Inc.	100.00	75.63	92.66	98.08	93.26	21.03
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
S&P Information Technology	100.00	102.56	103.57	112.29	130.61	74.26
S&P 400 Information Technology	100.00	104.44	105.81	122.57	125.94	75.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended January 3, 2009:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased Under
	Total Number	Average	as Part of	Publicly Announced
	of Shares	Price Paid	Publicly Announced	Plans or Programs *
Period	Purchased *	Per Share	Plans or Programs	(In millions)

September 28, 2008 – November 1, 2008	111,572	$3.54	----	$854.4
November 2, 2008 – November 29, 2008	22,543	$3.75	----	$854.4
November 30, 2008 – January 3, 2009	236,722	$3.99	----	$854.4

Total	370,837	$3.84	----

*	Shares purchased that were not part of our publicly announced programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6.	Selected Financial Data – Unaudited

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

	Five fiscal years ended January 3, 2009
	2008	2007	2006	2005	2004
		(In millions, except per share amounts)

Revenue	$1,038.6	$1,615.0	$1,483.9	$1,329.2	$1,197.5
Income (loss) from operations +*	(1,573.3)	317.9	224.6	118.8	104.1
Other income (expense), net	(16.8)	58.5	70.4	15.1	(11.5)
Net income (loss) + * ◆	(1,854.0)	296.3	142.6	49.3	74.5
Net income (loss) per share – assuming dilution + *◆	(7.29)	1.01	0.46	0.16	0.25
Total assets +◆	1,678.7	3,871.2	3,442.8	3,401.3	2,989.8
Convertible notes	500.2	730.4	730.4	420.0	420.0
Other long-term debt	----	----	----	128.0	----
Stockholders’ equity +◆	102.0	2,080.1	1,699.3	1,844.7	1,700.0

+	During the quarter ended January 3, 2009, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $332.9 million valuation allowance against our deferred tax assets. For additional description of the goodwill impairment, see the discussion under the heading “Results of Operations — Impairment of Goodwill” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. For additional description of the impairment of intangible and tangible assets, see the discussion under the heading “Results of Operations — Impairment of Intangible and Tangible Assets” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. For additional description of the valuation allowance, see the discussion under the heading “Results of Operations — Provision for Income Taxes” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

*	We adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Using the modified prospective transition method, we began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006.

◆	We adopted the provisions of FIN No. 48 on December 31, 2006, which was the first day of fiscal 2007. FIN No. 48 prescribes the recognition threshold and measurement attribute for financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN No. 48 have been reported as an adjustment to our opening balance of retained earnings or other appropriate components of equity or net assets in our Consolidated Balance Sheet as of the beginning of fiscal 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-

looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Competition,” “Proprietary Technology,” “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

Business Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology, provide maintenance for our software and hardware and provide engineering and education services throughout the world to help manage and accelerate product development processes for electronics. Our broad range of products and services are used by the world’s leading electronics companies to design and develop complex integrated circuits, or ICs, and electronics systems.

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing engineering services. In the past, our revenue recognition has been significantly affected by the mix of license types executed in any given period. Our revenue may also be deferred until payments become due and payable or cash is received from certain customers and for certain contracts. For additional description of our revenue recognition, see the discussion under the heading “Critical Accounting Estimates — Revenue Recognition,” below. Substantially all of our revenue is generated from IC manufacturers and designers and electronics systems companies and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.

The IC, electronics systems and semiconductor industries are currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. As a result of this downturn, some of our customers faced financial challenges in fiscal 2008 and may continue to face such challenges in fiscal 2009. It is unclear when the macroeconomic environment may improve. We are seeing increasing pressures on our customers’ research and development budgets, and therefore our customers are looking for more flexibility in the type of software and hardware products they purchase and how and when they purchase them. The current economic downturn in our customers’ industries has contributed to the substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us. As a result of this trend, we experienced lower business levels for fiscal 2008 and we have forecasted lower business levels for fiscal 2009. We recognized a net loss for fiscal 2008 and we expect to recognize a net loss for fiscal 2009. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are transitioning to a license mix that will provide our customers with greater flexibility and will result in a higher portion of our revenue being recognized ratably.

Our customers may also experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Additionally, our customers may seek to renegotiate existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

Due to the decline in our stock price and market capitalization, our fiscal 2008 net loss, expected future net losses, reduced future cash flow estimates and slower growth rates in our industry, we recorded impairment charges totaling $1,317.2 million in fiscal 2008, representing all of our acquired goodwill, and we recorded an additional valuation allowance on our deferred tax assets of $332.9 million.

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of our expected decrease in revenue, we have implemented cost savings initiatives, including reducing headcount, decreasing employee bonuses and reducing other discretionary spending. During fiscal 2008, we initiated a restructuring plan to improve our operating results and to align our cost structure with expected revenue. This restructuring plan is intended to decrease costs by reducing our workforce throughout the company by at least 625 positions. We expect ongoing annual savings of approximately $150.0 million related to this restructuring plan.

Product performance and size specifications of the mobile and other consumer electronics market are requiring electronic systems to be smaller, consume less power and provide multiple functions in one system-on-chip, or SoC, or system-in-package, or SiP. The design challenge is also becoming more complex with each new generation of electronics because providers of EDA solutions are required to deliver products that address these technical challenges and improve the efficiency and productivity of the design process in a price-conscious environment.

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” addressing four major design activities: functional verification, digital IC design, custom IC design and system interconnect design. The four Cadence design platforms are Incisive functional verification, Encounter digital IC design, Virtuoso custom design and Allegro system interconnect design platforms. In addition, we augment these platform product offerings with a set of DFM products that service both the digital and custom IC design flows. These four platforms, together with our DFM products, comprised our primary product lines during fiscal 2008. In connection with our cost savings initiatives that were implemented during the fourth quarter of fiscal 2008, we made certain changes to our DFM product strategy, including focusing on integrating DFM awareness into our core design platforms of Encounter and Virtuoso. The changes in our DFM strategy resulted in an impairment charge of $42.5 million arising from the abandonment and reduction to net realizable value of certain identifiable intangible assets.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items more fully below under the heading “Results of Operations” and “Liquidity and Capital Resources.”

Management

On October 15, 2008, we announced the resignation of Michael J. Fister, our President and Chief Executive Officer and member of our Board of Directors, and four other executive officers, and in connection with Mr. Fister’s resignation, our Board of Directors formed an Interim Office of the Chief Executive, or the IOCE, to oversee the day-to-day running of our operations. On January 8, 2009, we announced the appointment of Lip-Bu Tan as our new President and Chief Executive Officer and the dissolution of the IOCE.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes and valuation of goodwill and other long-lived assets have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates.

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

In the event that a subscription license arrangement is terminated by mutual agreement and a new term license arrangement is entered into either concurrently with or after the termination of the subscription license arrangement, the revenue associated with the new term license arrangement is recognized upon the later of the effective date of the arrangement or delivery of the software product, assuming all other criteria in SOP 97-2 have been met.

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

Multiple element arrangement – A multiple element arrangement, or MEA, is any arrangement that includes or contemplates rights to a combination of software or hardware products, software license types, services, training or maintenance in a single arrangement. From time to time, we may include individual deliverables in separately priced and separately signed contracts with the same customer. We obtain and evaluate all known relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, a MEA. Significant judgment can be involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement.

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

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from our installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 3% of total revenue for fiscal 2008 and 2% for each of fiscal 2007 and fiscal 2006. Upon the sale of an installment contract, we recognize the remaining finance fee revenue associated with the installment contract.

Services revenue – Services revenue consists primarily of revenue received for performing engineering services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-

completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.

Accounting for Income Taxes

We provide for the effect of income taxes in our Consolidated Financial Statements in accordance with SFAS No. 109 and FIN No. 48.

Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will take on tax returns before actually preparing and filing the tax returns. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. As required under SFAS No. 109, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. For example, a company’s current or previous losses are given more weight than its future outlook. For the year ended January 3, 2009, we concluded that a significant increase in valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made. For additional description of the fiscal 2008 valuation allowance, see the discussion under the heading “Results of Operations — Provision for Income Taxes,” below.

Under FIN No. 48, we may only recognize an income tax position in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret the application of complex and sometimes ambiguous tax laws, regulations and practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination had otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements that are based on the requirements of FIN No. 48. We must re-evaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We are also required to assess whether the earnings of our foreign subsidiaries will be indefinitely reinvested outside the United States. Given the escalating challenges in the global capital markets during fiscal 2008, we decided to repatriate $250.0 million of earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect that an additional $67.2 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, we have accrued a tax expense of $101.1 million during fiscal 2008 to provide for the potential federal, state and foreign income taxes on these repatriations. To calculate this tax expense, we were required to estimate the geographic mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income and dividend withholding tax rates, the impact of foreign exchange rate fluctuations, and the potential outcomes of current and future tax audits. Changes in our actual or projected operating results, tax laws or our interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Valuation of Goodwill and Other Long-lived Assets

Goodwill

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies not amortize goodwill, but instead test for impairment at least annually. We have evaluated goodwill on an annual basis since our adoption of SFAS No. 142 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.

The preparation of the goodwill impairment analysis requires management to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions, which include future values, are complex and often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our industry and changes in our strategy or our internal forecasts. Estimates and assumptions with respect to the determination of the fair value of our reporting unit include:

•	Control premium assigned to our market capitalization;
•	Our operating forecasts;
•	Revenue growth rates;
•	Risk-commensurate discount rates and costs of capital; and
•	Market multiples of revenue and earnings.

These estimates and assumptions, along with others, are used to estimate the fair value of our reporting unit as well as tangible and intangible assets. While we believe the estimates and assumptions we used are reasonable, different assumptions may materially impact the resulting fair value of the reporting unit, tangible assets and intangible assets, the amount of impairment we record in any given period and our results of operations.

We engage independent valuation experts to assess the reasonableness of our assumptions and to perform certain portions of our goodwill impairment analysis.

Other Long-lived Assets

We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover an asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, we assess our long-lived assets for impairment if they are abandoned.

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

Results of Operations

As noted above, we saw increasing pressures on the research and development budgets in our customer base due to the deceleration of growth in the electronics systems and semiconductor industries and the deteriorating macroeconomic environment. In addition, the escalating challenges in the global capital markets made it important to keep cash available and held in short-term, low-risk investments.

Fiscal 2008 financial results reflected the following:

•	Lower business levels due to the challenges in the current macroeconomic environment and the timing of our contract renewals with existing customers;
•	Lower business levels and up-front revenue recognized due to our transition to a ratable license mix, which began in the third quarter of fiscal 2008;
•	Initiation of a restructuring plan, resulting in $46.4 million of expense during fiscal 2008;
•	Impairment of all of our $1,317.2 million of goodwill and $47.1 million of intangible and tangible assets;
•	Repatriation of earnings that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided, resulting in additional provisions for income taxes of $101.1 million;
•	Additional valuation allowance of $332.9 million against our deferred tax assets; and
•	Resignations of five executive officers resulting in severance expense of $16.4 million, $7.1 million of which was stock-based compensation.

Revenue

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing engineering services. We principally utilize three license types: subscription, term and perpetual. The different license types provide a customer with different conditions of use for our products, such as:

•	The right to access new technology;
•	The duration of the license; and
•	Payment timing.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product groups, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” above for additional description of license types and timing of revenue recognition.

Although we believe that pricing volatility has not generally been a material component of the change in our revenue from period to period, we believe that the amount of revenue recognized in future periods will depend on, among other things, the:

•	Competitiveness of our new technology;
•	Timing of contract renewals with existing customers;
•	Length of our sales cycle; and
•	Size, duration, terms and type of:

•	Contract renewals with existing customers;
•	Additional sales to existing customers; and
•	Sales to new customers.

A substantial portion of our total revenue is recognized over multiple periods. In the past, a significant portion of our product revenue has been recognized upon delivery of licensed software, which generally occurs upon the later of the effective date of the arrangement or delivery of the software product. We are moving to a license mix that will result in increased ratable revenue and we expect the percentage of product revenue from backlog to increase in future years.

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

Revenue Mix

We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. During fiscal 2008, fiscal 2007 and fiscal 2006, our product groups were as follows:

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

Design for Manufacturing:  Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the IC has been constructed correctly and can be manufactured successfully. In connection with our cost savings initiatives that were implemented during the fourth quarter of fiscal 2008, we made certain changes to our DFM product strategy, including focusing on integrating DFM awareness into our core design platforms of Encounter and Virtuoso. The changes in our DFM strategy resulted in an impairment charge of $42.5 million arising from the abandonment and reduction to net realizable value of certain identifiable intangible assets.

For additional description of our current product strategy, see the discussion under the heading “Products and Product Strategy” under Item 1, “Business,” above.

Revenue by Year

The following table shows our revenue for fiscal 2008, fiscal 2007 and fiscal 2006 and the dollar change in revenue between years:

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Product	$516.6	$1,104.0	$982.7	$(587.4)	$121.3
Services	133.5	125.8	134.9	7.7	(9.1)
Maintenance	388.5	385.2	366.3	3.3	18.9

Total revenue	$1,038.6	$1,615.0	$1,483.9	$(576.4)	$131.1

Product revenue decreased during fiscal 2008, as compared to fiscal 2007, primarily because of lower business levels due to the challenges in the current macroeconomic environment, the timing of our contract renewals with existing customers, our transition to a ratable license mix and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Custom IC Design and Functional Verification products during fiscal 2008. Due to the lower business levels and the change in the license mix in the second half of fiscal 2008, we expect to recognize decreased revenue during fiscal 2009, as compared to fiscal 2008.

Product revenue was higher during fiscal 2007, as compared to fiscal 2006, primarily because of increased revenue from licenses for Digital IC Design, Functional Verification and Custom IC Design products, partially offset by a small decrease in revenue from licenses for DFM products.

Revenue by Product Group

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and Services and other during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006

Functional Verification	22%	24%	24%
Digital IC Design	24%	27%	24%
Custom IC Design	24%	27%	27%
System Interconnect Design	11%	8%	9%
Design for Manufacturing	6%	6%	7%
Services and other	13%	8%	9%

Total	100%	100%	100%

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

Revenue by Geography

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

United States	$435.1	$741.9	$765.1	$(306.8)	$(23.2)
Other Americas	33.0	34.8	31.3	(1.8)	3.5
Europe, Middle East and Africa	230.8	296.9	284.4	(66.1)	12.5
Japan	204.1	342.6	247.9	(138.5)	94.7
Asia	135.6	198.8	155.2	(63.2)	43.6

Total revenue	$1,038.6	$1,615.0	$1,483.9	$(576.4)	$131.1

Revenue by Geography as a Percentage of Total Revenue

	2008	2007	2006

United States	42%	46%	52%
Other Americas	3%	2%	2%
Europe, Middle East and Africa	22%	19%	19%
Japan	20%	21%	17%
Asia	13%	12%	10%

The rate of revenue change varies geographically primarily due to differences in the timing and size of term licenses in those regions. No single customer accounted for 10% or more of total revenue during fiscal 2008, fiscal 2007 or fiscal 2006.

Changes in foreign currency exchange rates caused our revenue to increase by $24.5 million during fiscal 2008 compared to fiscal 2007, primarily due to a decrease in the valuation of the United States dollar when compared to the Japanese yen and the European Union euro, partially offset by an increase in the valuation of the United States dollar when compared to the British pound. Changes in foreign currency exchange rates caused our revenue to increase by $2.9 million in 2007 compared to 2006, primarily due to a decrease in the valuation of the United States dollar when compared to the European Union euro and the British pound, partially offset by an increase in the valuation of the United States dollar when compared to the Japanese yen. Additional information about revenue and other financial information by geography can be found in Note 21 to our Consolidated Financial Statements.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses during fiscal 2008, fiscal 2007 and fiscal 2006 as follows:

	2008	2007	2006
	(In millions)

Cost of product	$0.2	$0.2	$0.2
Cost of services	4.3	3.9	4.0
Cost of maintenance	2.8	2.5	2.5
Marketing and sales	17.4	22.2	23.9
Research and development	36.7	46.3	50.9
General and administrative	19.9	26.3	22.5

Total	$81.3	$101.4	$104.0

Stock-based compensation expense decreased $20.1 million during fiscal 2008, as compared to fiscal 2007, and $2.6 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Restricted stock and stock bonuses	$(16.2)	$6.0
Stock options	(7.2)	(10.5)
Employee stock purchase plan	3.3	1.9

	$(20.1)	$(2.6)

Stock-based compensation expense related to restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock bonuses decreased during fiscal 2008, as compared to fiscal 2007, primarily due to the reversal of $6.5 million of stock-based compensation expense related to the modification of certain performance-based restricted stock awards, new grants of restricted stock being valued at a lower stock price and a decrease in stock bonuses. Stock-based compensation expense related to restricted stock and stock bonuses increased during fiscal 2007, as compared to fiscal 2006, as we issued more restricted stock in place of stock options and due to our increased stock price during fiscal 2007.

Stock-based compensation expense related to stock options decreased in each of fiscal 2008, as compared to fiscal 2007, and fiscal 2007, as compared to fiscal 2006, primarily due to our increased use of restricted stock instead of stock options, partially offset by an increase in stock option expense during fiscal 2008 due to the acceleration of vesting for the five executive officers that resigned during fiscal 2008.

We expect stock-based compensation expense to continue to decrease during fiscal 2009, primarily due to lower fair values at grant dates for both restricted stock and stock options, and due to the cancellation of restricted stock and stock options due to our restructuring plan and other attrition.

Expected Effects of Restructuring Plans

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of our expected decrease in revenue, we have implemented cost savings initiatives, including reducing headcount, decreasing employee bonuses and reducing other discretionary spending. During fiscal 2008, we initiated a restructuring plan to improve our operating results and to align our cost structure with expected revenue. This restructuring plan is intended to decrease costs by reducing our workforce throughout the company by at least 625 positions. We expect ongoing annual savings of approximately $150.0 million related to this restructuring plan.

Cost of Revenue

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Product	$50.3	$60.1	$66.8	$(9.8)	$(6.7)
Services	103.3	93.4	96.5	9.9	(3.1)
Maintenance	55.8	61.1	63.8	(5.3)	(2.7)

The following table shows cost of revenue as a percentage of related revenue for fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006

Product	10%	5%	7%
Services	77%	74%	72%
Maintenance	14%	16%	17%

Cost of Product

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software product. Cost of product as a percentage of product revenue increased during fiscal 2008, as compared to fiscal 2007, primarily due to decreased software product revenue during fiscal 2008.

A summary of Cost of product during fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

	2008	2007	2006
	(In millions)

Product related costs	$33.0	$37.8	$33.6
Amortization of acquired intangibles	17.3	22.3	33.2

Total Cost of product	$50.3	$60.1	$66.8

Cost of product decreased $9.8 million during fiscal 2008, as compared to fiscal 2007, and $6.7 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Hardware costs	$(5.8)	$5.0
Amortization of acquired intangibles	(5.1)	(10.9)
Other individually insignificant items	1.1	(0.8)

	$(9.8)	$(6.7)

Hardware costs decreased during fiscal 2008, as compared to fiscal 2007, primarily due to a decrease in hardware sales, partially offset by a write-off of obsolete inventory during fiscal 2008. Hardware costs increased during fiscal 2007, as compared to fiscal 2006, primarily due to an increase in hardware sales.

Amortization of acquired intangibles decreased in each of fiscal 2008, as compared to fiscal 2007, and during fiscal 2007, as compared to fiscal 2006, because certain acquired intangible assets became fully amortized during the related periods. We expect the amortization of acquired intangibles component of Cost of product to decrease during fiscal 2009 due to the impairment of certain acquired intangibles during fiscal 2008.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services increased $9.9 million during fiscal 2008, as compared to fiscal 2007, and decreased $3.1 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Salary, benefits and other employee-related costs	$3.3	$2.4
Computer equipment lease costs and maintenance costs associated with third-party software	2.2	(1.4)
Facilities and other infrastructure costs	1.9	----
Portion of the gain on the sale of land and building that relates to Cost of services expense	1.1	(1.3)
Professional services costs	0.3	(1.2)
Other individually insignificant items	1.1	(1.6)

	$9.9	$(3.1)

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. Cost of maintenance decreased $5.3 million during fiscal 2008, as compared to fiscal 2007, and decreased $2.7 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Salary, benefit and other employee-related costs	$(4.6)	$(0.9)
Other individually insignificant items	(0.7)	(1.8)

	$(5.3)	$(2.7)

Operating Expenses

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Marketing and sales	$358.4	$407.1	$405.6	$(48.7)	$1.5
Research and development	457.9	494.0	460.1	(36.1)	33.9

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

General and administrative	152.0	169.0	143.3	(17.0)	25.7

Total operating expenses	$968.3	$1,070.1	$1,009.0	$(101.8)	$61.1

The following table shows operating expenses as percentage of total revenue for fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006

Marketing and sales	35%	25%	27%
Research and development	44%	31%	31%
General and administrative	15%	10%	10%

Our operating expenses as a percentage of total revenue increased during fiscal 2008, as compared to fiscal 2007, due to our lower Product revenue during the period.

Marketing and Sales

Marketing and sales expense decreased $48.7 million during fiscal 2008, as compared to fiscal 2007, and increased $1.5 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Salary, commissions, benefits and other employee-related costs	$(44.7)	$8.8
Travel and customer conference costs	(5.9)	----
Stock-based compensation	(4.8)	(1.8)
Professional services costs	1.0	(2.3)
Executive severance costs	1.5	----
Portion of the gain on the sale of land and building that relates to Marketing and sales expense	3.0	(3.8)
Facilities and other infrastructure costs	3.2	----
Other individually insignificant items	(2.0)	0.6

	$(48.7)	$1.5

Salary, commissions, benefits and other employee-related costs decreased during fiscal 2008, as compared to fiscal 2007, primarily due to a reduction in headcount and a decrease in employee bonuses. These costs increased during fiscal 2007, as compared to fiscal 2006, primarily due to increased headcount and higher bonuses earned during fiscal 2007. Travel and customer conference costs decreased during fiscal 2008, as compared to fiscal 2007, as we reduced certain discretionary spending.

During fiscal 2007, we recognized a gain on the sale of land and buildings that related to and accordingly reduced Marketing and sales expense for that period. There was no similar reduction during fiscal 2008.

Research and Development

Research and development expense decreased $36.1 million during fiscal 2008, as compared to fiscal 2007, and increased $33.9 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Salary, benefits and other employee-related costs	$(26.8)	$38.1
Stock-based compensation	(9.6)	(4.6)
Professional services costs	(7.3)	4.1
Travel costs	(3.5)	----

Executive severance costs	1.1	----
Computer equipment lease costs and maintenance costs associated with third-party software	3.0	2.9
Facilities and other infrastructure costs	3.1	----
Portion of the gain on the sale of land and building that relates to Research and development expense	5.1	(6.5)
Other individually insignificant items	(1.2)	(0.1)

	$(36.1)	$33.9

Salary, benefits and other employee-related costs decreased during fiscal 2008, as compared to fiscal 2007, due to a reduction in headcount and a decrease in employee bonuses. These costs increased during fiscal 2007, as compared to fiscal 2006, primarily due to increased headcount and higher bonuses earned during fiscal 2007.

Professional services costs decreased during fiscal 2008, as compared to fiscal 2007, due to our overall spending reductions and cost savings initiatives implemented during the year.

During fiscal 2007, we recognized a gain on the sale of land and buildings that related to and accordingly reduced Research and development expense for that period. There was no similar reduction during fiscal 2008.

General and Administrative

General and administrative expense decreased $17.0 million during fiscal 2008, as compared to fiscal 2007, and increased $25.7 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Salary, benefits and other employee-related costs	$(12.1)	$8.2
Losses on the sale of installment contract receivables	(7.7)	(6.5)
Stock-based compensation	(6.4)	3.9
Litigation, legal and other professional services costs	(3.0)	18.4
Computer equipment lease costs and maintenance costs associated with third-party software	(2.0)	----
Bad debt expense	6.2	3.8
Executive severance costs	6.7	----
Other individually insignificant items	1.3	(2.1)

	$(17.0)	$25.7

Salary, benefits and other employee-related costs decreased during fiscal 2008, as compared to fiscal 2007, due to a reduction in headcount and a decrease in employee bonuses. These costs increased during fiscal 2007, as compared to fiscal 2006, primarily due to increased headcount and higher bonuses earned during fiscal 2007.

Losses on the sale of installment contract receivables decreased during fiscal 2008, as compared to fiscal 2007, due to a reduction in sales of receivables. As a result of the credit losses recorded by banks during 2008 and the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and a decrease in the sale of receivables to financial institutions. Losses on the sale of installment contract receivables decreased during fiscal 2007, as compared to fiscal 2006, due to the lower discount rates available to us during fiscal 2007.

Litigation, legal and other professional services costs decreased during fiscal 2008, as compared to fiscal 2007, due to litigation costs incurred in fiscal 2007 that did not recur in fiscal 2008, offset by increased professional services fees related to our proposed acquisition of Mentor Graphics Corporation and the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008. See additional discussion of our current litigation under the heading Item 3, “Legal Proceedings,” above. Litigation, legal and other professional services costs increased during fiscal 2007, as compared to fiscal 2006, primarily due to an increase in litigation costs incurred in fiscal 2007.

Bad debt expense increased during fiscal 2008, as compared to fiscal 2007, due to the challenges currently affecting the economy of the United States and other regions of the world. As a result, our customers may experience adverse changes in their business, which may result in a delay or default on their payment obligations. Bad debt expense increased during fiscal 2007, as compared to fiscal 2006, reflecting a lower amount of bad debt recoveries during fiscal 2007.

Executive severance costs in fiscal 2008 relate to the cash payable to three of the five executives who resigned in October 2008. The expense related to the other two resignations of our executive officers is included in our Sales and marketing and Research and development expenses.

Amortization of Acquired Intangibles

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Amortization of acquired intangibles	$22.7	$19.4	$23.1	$3.3	$(3.7)

Amortization of acquired intangibles increased $3.3 million during fiscal 2008, as compared to fiscal 2007, and decreased $3.7 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Increased amortization due to additions of acquired intangibles	$6.0	$5.0
Decrease due to completed amortization of acquired intangibles	(2.7)	(8.7)

	$3.3	$(3.7)

During fiscal 2008, we impaired acquired intangibles of $42.5 million, which will decrease our Amortization of acquired intangibles beginning during fiscal 2009. For additional description of this impairment, see the discussion under the heading “Impairment of Intangible and Tangible Assets,” below.

Restructuring and Other Charges

During fiscal 2008, we initiated a restructuring plan, or the 2008 Restructuring Plan, to decrease costs by reducing our workforce across the company and by consolidating facilities. We recorded total costs associated with the 2008 Restructuring Plan of $46.7 million during fiscal 2008 for severance and benefits, excess facilities and other charges. We regularly evaluate the adequacy of our severance and related benefits accrual, and adjust the balance based on actual costs incurred or changes in estimates and assumptions. We may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded and for additional activities under the 2008 Restructuring Plan.

We also initiated restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of January 3, 2009, the balance of $6.3 million related to the Other Restructuring Plans consisted solely of estimated lease losses.

Facility closure and office space reduction costs included in our restructuring plans are comprised of payments required under leases, less any applicable estimated sublease income after the properties are abandoned, lease buyout costs and other contractual charges. To estimate the lease loss, which is the loss after our cost recovery efforts from subleasing all or part of a building, we made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

Each reporting period, we evaluate the adequacy of the lease loss accruals related to all of our restructuring plans. When necessary, we adjust the lease loss accruals for changes in real estate markets or other factors that may affect estimated costs or sublease income. We also consider executed sublease agreements and adjust the lease loss accruals if sublease income under the agreements differ from initial estimates. The credits recorded in connection with the Other Restructuring Plans during fiscal 2006, fiscal 2007 and fiscal 2008 relate primarily to changes in lease loss estimates.

As of January 3, 2009, our estimate of the accrued lease loss related to all worldwide restructuring plans initiated since 2001 was $8.4 million. This amount will be adjusted in the future if there are changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $11.3 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Demand for our products and services and, ultimately, our future financial performance, is difficult to predict with any degree of certainty and is especially difficult to predict in light of the current economic challenges and uncertainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.

2008 Restructuring Plan

The following table presents restructuring and other charges for the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
		(In millions)

2008	$44.3	$2.3	$0.1	$46.7

During fiscal 2008, we recorded $44.3 million of headcount reduction costs associated with the 2008 Restructuring Plan, which included severance payments, severance-related benefits and costs for outplacement services. The costs recorded during fiscal 2008 are net of a reversal of $4.9 million recorded during the fourth quarter of 2008 due to termination and related benefits costs that were less than the initial estimate of $48.1 million recorded during the third quarter of fiscal 2008. The net costs recorded during fiscal 2008 include severance and severance-related benefits that were communicated to the affected employees before January 3, 2009 and estimated costs that were both probable and estimable for employees who were notified after January 3, 2009.

We provide severance and termination benefits according to the varying regulations in the jurisdictions and countries in which we operate. In accordance with these regulations, termination benefits of approximately $15.4 million were paid to employees before January 3, 2009 and termination benefits of approximately $29.7 million will be paid after January 3, 2009. We expect to pay substantially all benefits by January 2, 2010. We expect ongoing annual savings of approximately $150.0 million related to the 2008 Restructuring Plan.

Other Restructuring Plans

The following table presents restructuring and other charges for fiscal 2008, fiscal 2007 and fiscal 2006 associated with the Other Restructuring Plans:

	Severance
	and	Asset-	Excess
	Benefits	Related	Facilities	Total
		(In millions)

2008	$ ----	$ ----	$(0.3)	$(0.3)
2007	----	----	(9.7)	(9.7)
2006	(0.1)	----	(0.7)	(0.8)

During fiscal 2007, we completed a lease termination agreement for a facility included in the 2001 restructuring plan, whereby we paid $8.2 million and were released from all future obligations related to the facility. We recorded a credit to Restructuring and other charges of $7.1 million during the year ended December 29, 2007, representing the lease loss accrual related to this facility in excess of the amount paid.

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

The following table summarizes our write-offs of acquired in-process research and development charges during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008		2007		2006
	(In millions)

2006 acquisition	$	----	$	----	$0.9
2007 acquisitions		----		2.7	----
2008 acquisition		0.6		----	----

Total in-process research and development		$0.6		$2.7	$0.9

The following table summarizes, as of January 3, 2009, the status of in-process research and development acquired during fiscal 2008, fiscal 2007 and fiscal 2006:

				Estimated
			Expenditures	Remaining
			Incurred to	Expenditures
			Complete In-	to Complete
		Expected	Process	In-Process
	Discount	Commercial	Research and	Research and
	Rates	Feasibility	Development	Development
			(In millions)

2006 acquisition	33%	January 2007	$0.3	$ ----
2007 acquisitions	19% to 21%	April 2009	4.3	0.4
2008 acquisition	22%	June 2008	0.2	----

Total Expenditures			$4.8	$0.4

Impairment of Goodwill

In accordance with SFAS No. 142, we conduct a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. For additional description of our goodwill impairment analysis, see the discussion under the heading “Critical Accounting Estimates — Valuation of Goodwill and Other Long-lived Assets,” above.

We completed our annual impairment analysis of goodwill during the third quarter of fiscal 2008, and we determined at that time that we satisfied the first step of the two-step goodwill impairment test, and no impairment of goodwill was recorded. However, during the fourth quarter of fiscal 2008, we observed impairment indicators including a further deterioration in the market in which we operate and a decrease in our market capitalization. As such, we determined that certain indicators indicated that the fair value of our reporting unit was less than its carrying amount. Accordingly, in connection with the preparation of our year-end financial statements, we completed an interim goodwill impairment test during the fourth quarter of fiscal 2008 and recorded an Impairment of goodwill of $1,317.2 million, representing all of our goodwill.

During the third quarters of fiscal 2007 and fiscal 2006, we completed our annual impairment analysis of goodwill. Based on the results of these impairment reviews, we determined that no indicators of impairment existed for our one reporting unit and, accordingly, no impairment charge was recognized during fiscal 2007 or fiscal 2006.

Impairment of Intangible and Tangible Assets

In connection with our cost savings initiatives that were implemented during the fourth quarter of fiscal 2008, we made certain changes to our DFM product strategy. As a result, we recognized an impairment charge of $42.5 million arising from the abandonment of certain identifiable intangible assets and reducing to net realizable value certain other identifiable intangible assets. We also abandoned and impaired $4.6 million of other long-lived assets during fiscal 2008. There were no such impairments during fiscal 2007 or fiscal 2006.

Loss on Extinguishment of Debt

We recorded a Loss on extinguishment of debt of $40.8 million during fiscal 2006, which includes a premium paid to repurchase a portion of the 2023 Notes of $38.9 million and a write-off of the related portion of unamortized deferred costs of issuing the 2023 Notes of $1.9 million.

Interest Expense

	2008	2007	2006
	(In millions)

Interest expense	$11.6	$12.4	$12.3

Interest expense decreased $0.8 million in 2008, as compared to 2007, primarily due to the increase of $0.4 million in capitalized interest relating to a building under construction at our headquarters and a decrease in interest of $0.2 million related to our Term Loan, which was entered into on December 19, 2005 and the repayment of which was completed in March 2007.

During 2007, the primary component of Interest expense was the Convertible Senior Notes, which were issued in December 2006. During 2006, the primary component of interest expense was our Term Loan, the repayment of which was completed in March 2007.

We expect interest expense to increase during fiscal 2009, as compared to fiscal 2008, due to the inclusion of approximately $20.0 million of non-cash interest expense resulting from our adoption of FSP APB 14-1. In addition, FSP APB 14-1 requires retrospective adoption, which will require us to adjust our Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years.

Other Income (Expenses), net

Other income (expenses), net, for fiscal 2008, fiscal 2007 and fiscal 2006 was as follows:

	2008	2007	2006
	(In millions)

Interest income	$20.4	$48.1	$39.3
Gains on sale of non-marketable securities	1.6	6.0	19.9
Gains (losses) on available-for-sale securities	(7.9)	4.4	6.7
Gains (losses) on securities in the non-qualified deferred compensation trust	(8.9)	7.6	6.4
Gains (losses) on foreign exchange	3.4	(2.4)	1.9
Net loss on liquidation of subsidiary	(9.3)	----	----
Telos management fees	----	----	(0.9)
Equity loss from investments	(0.9)	(3.0)	(1.2)
Write-down of investments	(16.7)	(2.6)	(2.5)
Other income	1.5	0.4	0.8

Total other income (expenses), net	$(16.8)	$58.5	$70.4

The decrease in interest income in 2008, as compared to 2007, was due to lower average cash balances and lower interest rates. The increase in interest income in 2007, as compared to 2006, was due to higher average cash balances and higher interest rates. We expect interest income to decrease during fiscal 2009, as compared to fiscal 2008, due to the expected combination of lower average cash balances and lower interest rates.

During fiscal 2008, we determined that two of our available-for-sale securities were other-than-temporarily impaired based on the severity and the duration of the impairments, and we wrote down the investments by $8.1 million. We determined that four of our non-marketable securities were other-than-temporarily impaired during fiscal 2008 and we wrote down the investments by $8.6 million.

During fiscal 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock in connection with our proposed acquisition of Mentor Graphics. After the announcement of our withdrawal of the proposed acquisition of Mentor Graphics, we sold our entire equity interest in Mentor Graphics at a loss of $9.4 million.

The $9.3 million loss on liquidation of subsidiary is primarily attributable to currency translation adjustment losses, net of gains, previously recorded in Accumulated other comprehensive income on our Consolidated Balance Sheet for a subsidiary that was completely liquidated during fiscal 2008. There were no significant gains or losses during fiscal 2007 or fiscal 2006.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which we and our 1996 Deferred Compensation Venture Investment Plan Trust were the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, we received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during fiscal 2006. In addition, our 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during fiscal 2006. Under the purchase agreement, an additional 10% of the consideration was held in escrow, which was released to us and to the trust in January 2007. Upon receipt of these additional proceeds, we recorded a gain of $2.6 million and our 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million during fiscal 2007.

Provision for Income Taxes

The provision for income taxes and the effective tax rates during fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007	2006
	(In millions, except percentages)

Provision for income taxes	$252.3	$67.8	$99.7
Effective tax rate	(16)%	19%	41%

During fiscal 2008, we had a Loss before provision for income taxes and cumulative effect of change in accounting principle, including the impairment of $1,059.7 million of United States goodwill that was non-deductible. We also increased the valuation allowance against our deferred tax assets by $332.9 million because of the uncertainty regarding their ultimate realization. In making this judgment, we considered the current year loss that resulted in a cumulative three-year loss and other factors. See discussion below for further details.

Further, given the escalating challenges in the global capital markets during fiscal 2008, we decided to repatriate $250.0 million of earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect that an additional $67.2 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, we have accrued a tax expense of $101.1 million during fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations. We intend to indefinitely reinvest the remainder of undistributed earnings of our foreign subsidiaries of approximately $37.8 million as of January 3, 2009 to meet both the working capital and long-term capital needs of our subsidiaries and of Cadence. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $15.5 million as of January 3, 2009.

Our effective tax rate was negative for fiscal 2008, as compared to the positive effective tax rates for fiscal 2007, primarily due to the Loss before provision for income taxes and cumulative effect of change in accounting principle and the tax expenses related to the increase in our valuation allowance against our deferred tax assets, repatriations of foreign earnings, impairment of non-deductible goodwill, income of certain foreign subsidiaries and interest expense on our unrecognized tax benefits.

Our effective tax rate decreased during fiscal 2007, as compared to fiscal 2006, primarily due to the decrease in net unrecognized tax benefit of $27.8 million, as a result of the effective settlement of certain tax matters with the IRS in December 2007 and an increase in benefit from foreign income, which is taxed at a lower rate than the United States federal statutory income tax rate, of $30.6 million, resulting from the conclusion of certain transfer pricing arrangements with a foreign subsidiary in 2006.

We currently expect the effective tax rate for fiscal 2009 to be approximately (16.0)%. The effective tax rate is negative because we anticipate having a loss before provision for income taxes and because we expect to have tax expense on the income of certain foreign subsidiaries and interest expense on our unrecognized tax benefits. In addition, we currently anticipate recording a valuation allowance that will offset the potential tax benefit of certain tax loss and credit carryforwards generated during fiscal 2009. However, we expect that the effective tax rate for interim reporting periods during fiscal 2009 will vary from the estimated annual effective tax rate because of the recognition of period-specific items of tax expense or benefit such as interest expense related to unrecognized tax benefits.

Net Deferred Tax Assets and IRS Examinations

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider various sources of taxable income and all available positive and negative evidence about these possible sources of taxable income. As required by SFAS No. 109, a company’s current or previous losses are given more weight than its future outlook. Under this standard, our current year loss in fiscal 2008, which included the impairment of goodwill and other intangible and tangible assets, resulted in a cumulative three-year loss and was considered a significant negative factor. The current year loss, the uncertain and negative market and economic conditions which severely limited our visibility to the timing and extent of an economic recovery, and our expectation of a net loss in the near term were considered significant negative evidence with a high level of objectivity that outweighed our ability to rely on our longer term projections of future taxable income in determining whether a valuation allowance was needed. Accordingly, we concluded that an increase in valuation allowance of $332.9 million was required as of January 3, 2009. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made. As of January 3, 2009, we had total net deferred tax assets of approximately $66.4 million. The net deferred tax assets are primarily composed of United States net operating loss and tax credit carryforwards. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating loss and tax credit carryforwards. Although we cannot guarantee that we will be able to realize these deferred tax assets, we believe that it is more likely than not that we will be able to realize the net deferred tax assets over time.

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued an RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements that we had with foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and are seeking resolution of the issues with the Appeals Office.

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

Liquidity and Capital Resources

				Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Cash, cash equivalents and Short-term investments	$572.1	$1,078.1	$958.4	$(506.0)	$119.7
Net working capital	390.3	744.1	763.9	(353.7)	(19.8)
Cash provided by operating activities	70.3	402.4	421.2	(332.1)	(18.8)
Cash used for investing activities	(126.9)	(108.4)	(111.8)	(18.5)	3.4
Cash used for financing activities	(443.4)	(170.1)	(233.9)	(273.3)	63.8

Cash and Cash Equivalents and Short-term Investments

As of January 3, 2009, our principal sources of liquidity consisted of $572.1 million of Cash and cash equivalents and Short-term investments, as compared to $1,078.1 million as of December 29, 2007 and $958.4 million as of December 30, 2006.

Our primary sources of cash during fiscal 2008 and fiscal 2007 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for engineering services;
•	Proceeds from the sale of receivables;
•	Cash received for common stock purchases under our employee stock purchase plan; and
•	Proceeds from the exercise of stock options during fiscal 2007.

Our primary uses of cash during fiscal 2008 and fiscal 2007 were:

•	Payments relating to salary, benefits, other employee-related costs and other operating expenses, including our restructuring plans;
•	Purchases of treasury stock as part of our stock repurchase program;
•	Repurchase of the 2023 Notes in the amount of $230.2 million pursuant to their terms;
•	Purchases of property, plant and equipment; and
•	Payments to former shareholders of acquired businesses.

Our existing Cash and cash equivalents and Short-term investment balances may decline during the first quarter of fiscal 2009, and continue to decline during fiscal 2009, in the event of a further deterioration in the economy or the capital markets, a reduction in our cash receipts or changes in our cash outlays. However, we expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

Net Working Capital

Net working capital decreased $353.7 million as of January 3, 2009, as compared to December 29, 2007, and $19.8 million as of December 29, 2007, as compared to December 30, 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Cash, cash equivalents	$(494.7)	$128.6
Prepaid expenses and other	(38.9)	16.3
Current portion of deferred revenue	(37.9)	(4.9)
Receivables, net	(27.5)	87.8
Convertible notes	230.4	(230.4)
Accounts payable and accrued liabilities	28.8	(30.1)
Other individually insignificant items	(13.9)	12.9

	$(353.7)	$(19.8)

Cash and cash equivalents decreased as of January 3, 2009 primarily due to $230.2 of principal payments on our 2023 Notes and $274.0 million of repurchases of our common stock.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $332.1 million during fiscal 2008, as compared to fiscal 2007, and $18.8 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Net income (loss), net of non-cash related gains and losses	$(545.1)	$105.9
Proceeds from the sale of receivables, net	(163.2)	34.9
Changes in operating assets and liabilities, net of effect of acquired businesses	376.2	(159.6)

	$(332.1)	$(18.8)

Cash flows provided by operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels, the payment terms set forth in our license agreements and by sales of our receivables. As a result of challenges currently affecting the economy of the United States and other regions of the world, our customers, who are concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

We have entered into agreements whereby we may transfer accounts receivable to certain financial institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2008, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $52.2 million, which approximated fair value, to financial institutions on a non-recourse basis, as compared to $215.4 million during fiscal 2007 and $180.6 million during fiscal 2006. As a result of the credit losses recorded by banks during 2008 and the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009.

Due to the lower order levels and the reduced level of sale of receivables, we do not expect positive net cash flows from operating activities in fiscal 2009.

During fiscal 2008, we initiated the 2008 Restructuring Plan to decrease costs by reducing our workforce across the company and by consolidating facilities where the workforce reductions resulted in excess office space. This restructuring plan is intended to decrease costs by reducing our workforce throughout the company by at least 625 positions and we recorded Restructuring and other charges of $46.4 million during fiscal 2008. As of January 3, 2009, we had made payments in connection with the 2008 Restructuring Plan in the amount of $15.6 million. We expect substantially all termination benefits to be paid by January 2, 2010. We expect ongoing annual savings of approximately $150.0 million related to the 2008 Restructuring Plan.

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

Net cash used for investing activities increased $18.5 million during fiscal 2008, as compared to fiscal 2007, and decreased $3.4 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Purchases of available-for-sale securities	$(62.4)	$	----
Proceeds from the sale of property, plant and equipment	(46.5)		46.2
Purchases of property, plant and equipment	(15.5)		(14.2)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	59.8		(14.9)
Proceeds from the sale of available-for-sale securities	50.1		(1.4)
Other individually insignificant items	(4.0)		(12.3)

	$(18.5)		$3.4

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we constructed an additional building located on our San Jose, California campus to replace the buildings we sold in this transaction. We expect to use approximately $5.6 million in cash in fiscal 2009 in connection with the completion of construction of this new building. We expect decreased cash payments for Property, plant and equipment during fiscal 2009 as the new building is complete.

During fiscal 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock for $62.4 million in connection with our proposed acquisition of Mentor Graphics. After the announcement of our withdrawal of the proposed acquisition of Mentor Graphics we sold our entire equity interest in Mentor Graphics at a loss of $9.4 million.

In connection with our acquisitions completed before January 3, 2009, we may be obligated to pay up to an aggregate of $51.0 million in cash during the next 44 months if certain defined performance goals are achieved in full, which would be expensed as compensation expense in our Consolidated Statements of Operations.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash Flows from Financing Activities

Financing cash flows during fiscal 2008 consisted primarily of purchases of treasury stock, the repurchase of our 2023 Notes and the issuance of common stock under certain employee plans.

Net cash used for financing activities increased by $273.3 million during fiscal 2008, as compared to fiscal 2007, and decreased $63.8 million during fiscal 2007, as compared to fiscal 2006, due to the following:

	Change
	2008 vs. 2007	2007 vs. 2006
	(In millions)

Principal payments of our notes due 2023	$(230.2)	$228.5
Proceeds from the issuance of common stock	(207.3)	98.8
Purchases of treasury stock	125.5	94.6
Payments on our term loan	28.0	104.0
Proceeds from receivable sale financing	18.0	----
Proceeds from issuance of convertible notes due 2011 and 2013	----	(500.0)
Purchases and sales of call options and warrants in connection with convertible notes due 2011 and 2013 and convertible notes due 2023	----	34.7
Other individually insignificant items	(7.3)	3.2

	$(273.3)	$63.8

The decrease in Proceeds from the issuance of common stock during fiscal 2008, as compared to fiscal 2007, is due to fewer stock option exercises resulting from lower stock prices. The decrease in Purchases of treasury stock during fiscal 2008, as compared to fiscal 2007, is due to a lower cost to repurchase shares.

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During fiscal 2008, we recorded losses on the re-issuance of treasury stock of $110.6 million as a component of Retained earnings.

As of January 3, 2009, we have $854.4 million remaining under the stock repurchase programs authorized by our Board of Directors.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

Given the escalating challenges in the global capital markets during fiscal 2008, we decided to repatriate $250.0 million of earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. We currently expect to repatriate an additional $67.2 million of previously untaxed earnings from foreign subsidiaries in future periods. We expect that our available net operating losses and foreign tax credits will offset any current year income taxes related to the dividends paid during fiscal 2008. We intend to indefinitely reinvest the remainder of our undistributed earnings of our foreign subsidiaries of approximately $37.8 million as of January 3, 2009, to meet both the working capital and long-term capital needs of its subsidiaries and of Cadence. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $15.5 million as of January 3, 2009.

During fiscal 2008, we also increased our valuation allowance on our deferred tax assets by $332.9 million because of the uncertainty regarding their ultimate realization. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. The valuation allowance will not result in current or future tax payments. For additional description of the valuation allowance on our deferred tax assets, see the discussion under the heading “Results of Operations — Provision for Income Taxes,” above.

The IRS and other tax authorities regularly examine our income tax returns and we have received a RAR in which the IRS proposed to assess a tax deficiency. For additional description of our IRS Examinations, see the discussion under the heading “Results of Operations — Provision for Income Taxes,” above.

As of January 3, 2009, we had current income tax liabilities related to unrecognized tax benefits of $5.7 million. As of January 3, 2009, we had long-term income tax liabilities related to unrecognized tax benefits of $288.0 million. For additional information on the income tax liabilities related to unrecognized tax benefits, see the discussion under the heading “Contractual Obligations and Off Balance Sheet Arrangements,” below.

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Securities Act, for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The indentures for the Convertible Senior Notes do not contain any financial covenants.

We received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of our 2023 Notes.

Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of one of the following events:

•	The price of our common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date.

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

As of January 3, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $11.6 million as of January 3, 2009. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $7.5 million as of January 3, 2009. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share, or EPS, to the extent the impact is dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, we issued $420.0 million principal amount of our 2023 Notes to two initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. We received net proceeds of $406.4 million after transaction fees of $13.6 million that were recorded in Other long-term assets and were being amortized to interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, we repurchased $189.6 million principal amount of the 2023 Notes and in August 2008, we repurchased $230.2 million principal amount of the 2023 Notes upon election of the holders of the 2023 Notes pursuant to the terms of the 2023 Notes, for total consideration of $230.8 million, reducing the outstanding 2023 Notes balance to $0.2 million as of January 3, 2009. Concurrently with the issuance of the 2023 Notes, we entered into hedge and warrant transactions, all of which expired during fiscal 2008 and no settlement was required.

Contractual Obligations

A summary of our contractual obligations as of January 3, 2009 is as follows:

	Payments Due by Period
		Less			More
	Total	Than 1 Year	1-3 Years	3-5 Years	Than 5 Years
			(In millions)

Operating lease obligations	$96.1	$29.5	$33.6	$16.0	$17.0
Purchase obligations	13.3	13.0	0.3	----	----
2023 Notes*	0.2	----	----	0.2	----
Convertible Senior Notes	500.0	----	250.0	250.0	----
Contractual interest payments	29.1	7.2	14.4	7.5	----
Current income tax payable and Unrecognized tax benefits	9.8	9.8	----	----	----
Other long-term contractual obligations ◆	245.0	----	235.1	7.6	2.3

Total	$893.5	$59.5	$533.4	$281.3	$19.3

*	The 2023 Notes are due in August 2023. However, the holders of the 2023 Notes can require us to repurchase for cash the remaining portion of the 2023 Notes on August 15, 2013 for 100.00% of the principal amount. Therefore, we have included $0.2 million of principal of the 2023 Notes on the potential repurchase of the 2023 Notes in the 3 to 5 Years column in the above table.

◆	Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $288.0 million, and of that amount we estimate that $212.9 million will be paid within 1 to 3 years. We did not include the remaining long-term income tax liabilities of $75.1 million in the table above, because we estimated that this liability can be offset by available net operating loss and tax credit carryforwards, and that future cash payments will not be required to settle this liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations which cannot be estimated with certainty. The remaining portion of other long-term contractual obligations is primarily acquisition-related liabilities.

With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of January 3, 2009 or the earliest cancellation date.

In connection with our acquisitions completed before January 3, 2009, we may be obligated to pay up to an aggregate of $51.0 million in cash during the next 44 months if certain predefined performance goals are achieved in full.

Off-Balance Sheet Arrangements

As of January 3, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Consolidated Statements of Operations. FSP APB 14-1 is effective for fiscal 2009 and is required to be applied retrospectively for all periods for which our Convertible Senior Notes were outstanding before the date of adoption. FSP APB 14-1 will have an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities. We expect interest expense to increase during fiscal 2009, as compared to fiscal 2008, due to the inclusion of approximately $20.0 million of non-cash interest expense resulting from our adoption of FSP APB 14-1. In addition, FSP APB 14-1 requires retrospective adoption, which will require us to adjust our Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us in the first quarter of fiscal 2009. Because SFAS No. 161 only requires additional disclosure, the adoption will not impact our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS No. 157-2. We adopted SFAS No. 157 at the beginning of fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2. We adopted SFAS No. 157 for all non-financial assets and non-financial liabilities on the first day of fiscal 2009. Since the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities will be applied prospectively, on adoption, there will be no impact to our Consolidated Financial Statements.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of January 3, 2009. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Consolidated Balance Sheet as of January 3, 2009.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$432.9	1.22%
Cash – variable rate	59.8	0.60%
Cash – fixed rate	50.2	1.05%

Total interest-bearing instruments	$542.9	1.14%

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

The following table provides information, as of January 3, 2009, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during January 2009.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
British pound sterling	$34.6	0.68
Japanese yen	31.6	93.50
European Union euro	22.4	0.78
Indian rupee	9.3	49.23
Israeli shekel	8.4	3.93
New Taiwan dollar	8.1	33.54
Canadian Dollar	6.4	1.27
Hong Kong dollar	6.4	7.75
Singapore dollar	3.8	1.50

Total	$131.0	N/A

Estimated fair value	$2.7

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources – Factors Affecting Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Consolidated Balance Sheets, was $3.6 million as of January 3, 2009 and $14.9 million as of December 29, 2007. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $18.7 million as of January 3, 2009 and $26.2 million as of December 29, 2007. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Consolidated Statements of Operations.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data – Unaudited

	2008				2007
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)

Revenue #	$227,335	$232,488	$308,041	$270,750	$457,943	$400,924	$390,961	$365,185
Cost of revenue	49,267	51,416	57,063	51,734	56,150	52,404	51,564	54,390
Net income (loss) # * + ◆	(1,638,955)	(169,066)	(16,794)	(29,223)	119,503	72,732	59,596	44,421
Net income (loss) per share – basic # * + ◆	(6.57)	(0.67)	(0.07)	(0.11)	0.44	0.27	0.22	0.16
Net income (loss) per share – diluted # * + ◆	(6.57)	(0.67)	(0.07)	(0.11)	0.41	0.24	0.20	0.15

#	During the quarter ended January 3, 2009, Cadence recorded an adjustment reducing Product revenue by $5.8 million to correct the amount of Product revenue that was previously recognized during the three months ended March 29, 2008. Product revenue for a software arrangement was recognized upon delivery of the software licenses during the three months ended March 29, 2008, but it was later determined that the Product revenue should have been recognized on a ratable basis. The correction is not considered material to the Consolidated Financial Statements.

*	During the quarter ended January 3, 2009, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $332.9 million valuation allowance against our deferred tax assets. For additional description of the goodwill impairment, see the discussion under the heading “Results of Operations – Impairment of Goodwill” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above. For additional description of the impairment of intangible and tangible assets, see the discussion under the heading “Results of Operations – Impairment of Intangible and Tangible Assets” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above. For additional description of the valuation allowance, see the discussion under the heading “Results of Operations – Provision for Income Taxes” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

+	During fiscal 2008, we decided to repatriate earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. As a result, we accrued a tax expense of $71.0 million during the third quarter of fiscal 2008 and $30.1 million during the fourth quarter of fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations.

◆	During the quarter ended December 29, 2007, we recorded an income tax benefit of $27.8 million related to the settlement of a tax dispute with the IRS and litigation costs of $8.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 3, 2009.

The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is performed every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on their evaluation as of January 3, 2009, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in this Annual Report on Form 10-K, we appointed a new CEO, effective January 8, 2009. Therefore, it should be noted that the certification of the CEO as to our disclosure controls and procedures as of January 3, 2009 is necessarily based in part on an evaluation of facts that existed before he served in the capacity of CEO.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2008, in connection with the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008 and our assessment of our disclosure controls and procedures, management concluded that as of March 29, 2008, June 28, 2008 and September 27, 2008, our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting. We engaged in a review of our internal control over financial reporting as described below and, based on that review, our management believes that the changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 described below materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe the remediation measures described below have been successful in the remediation of the material weakness previously identified and have further strengthened and enhanced our internal control over financial reporting. See also “Management’s Report on Internal Control over Financial Reporting” below.

Remediation of Previously Reported Material Weakness

During the fourth quarter of fiscal 2008, consistent with good corporate governance practices, the Audit Committee of our Board of Directors, or Audit Committee, with the assistance of special counsel and other advisors, conducted an investigation of the events that led to the restatement of our previously issued financial statements for the quarterly periods ended March 29, 2008 and June 28, 2008. The restatements are more fully described in the Explanatory Note to Amendment No. 1 to the Quarterly Reports on Form 10-Q/A for the periods ended March 29, 2008 and June 28, 2008 and in Note 2 to the Condensed Consolidated Financial Statements therein. Upon the completion of this investigation, the Audit Committee concluded that the circumstances that led to the restatement were not the result of illegal conduct on the part of any of our directors, officers or other employees. We also carried out, as of September 27, 2008, an evaluation required by Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our management, including the Chief of Staff of our Interim Office of the Chief Executive, or IOCE Chief of Staff, who performed functions similar to a principal executive officer during a portion of the fourth quarter of fiscal 2008, and our CFO. In the course of that evaluation of our disclosure controls and procedures, our management concluded that as of March 29, 2008, June 28, 2008 and September 27, 2008, our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that there was a material weakness in our internal controls over the application of revenue recognition criteria required by SOP 97-2 “Software Revenue Recognition” in the context of multiple-element software arrangements. The material weakness related to both the insufficient design and ineffective operation of certain internal controls over the recognition of revenue from term license agreements. Specifically, the material weakness was comprised of the following components:

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

As a result of the material weakness in internal control over financial reporting, our management did not previously detect that revenue from three term license arrangements was improperly recognized in the quarterly periods ended March 29, 2008 and June 28, 2008 and preliminarily recognized in the quarterly period ended September 27, 2008, which resulted in the restatement of our previously issued condensed consolidated financial statements for the three month period ended March 29, 2008 and for the three and six month periods ended June 28, 2008, and adjustments to the preliminary condensed consolidated financial statements for the three and nine month periods ended September 27, 2008. To address the material weakness described above, we implemented enhancements to our internal controls. Specifically, we took the following actions during the last fiscal quarter ended January 3, 2009, which our management believes have improved, and will continue to improve, our internal control over financial reporting, and our disclosure controls and procedures:

•	We enhanced our comprehensive, ongoing compliance training specific to our policies and procedures that individuals who are part of the sales process are required to take;
•	We now require additional analysis, communication, and accompanying documentation from our sales and sales finance organizations relating to recognition of revenue for term license agreements, with particular emphasis on transactions when factors are present that increase the risk that the transaction could be deemed to be a subset of a multiple element arrangement;
•	We enhanced our existing processes and controls with respect to evaluation licenses that are applied to all technology being evaluated by customers; and
•	We made certain personnel changes and increased supervision and training to effectuate the changes discussed above.

Our management believes that the actions described above remediated the material weakness we identified and strengthened our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. An internal control framework, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in internal control, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of January 3, 2009, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 15, “Exhibits and Financial Statement Schedules.”

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 – Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance – Code of Business Conduct” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors – Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors – Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors – Director Independence” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2008 and 2007” in Cadence’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

			Page

(a) 1.	Financial Statements
	•	Reports of Independent Registered Public Accounting Firm	73
	•	Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	75
	•	Consolidated Statements of Operations for the three fiscal years ended January 3, 2009	76
	•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three fiscal years ended January 3, 2009	77
	•	Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2009	79
	•	Notes to Consolidated Financial Statements	80
(a) 2.	Financial Statement Schedules
	II. Valuation and Qualifying Accounts and Reserves		124
	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3	Exhibits		125

	The exhibits listed in the accompanying Exhibit Index (following the Signatures section of this Annual Report on Form 10-K) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

	The exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K contain agreements to which Cadence is a party. These agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Cadence or the other parties to the agreements. Certain of the agreements contain representations and warranties by each of the parties to the applicable agreement, and any such representations and warranties have been made solely for the benefit of the other parties to the applicable agreement as of specified dates, may apply materiality standards that are different than those applied by investors, and may be subject to important qualifications and limitations that are not necessarily reflected in the agreement. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon as statements of factual information.

Cadence, Allegro, Connections, Encounter, Incisive, OrCAD, Palladium, SpeedBridge, Virtuoso and Xtreme are registered trademarks and the Cadence logo is a trademark of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes, effective December 31, 2006, due to the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited Cadence Design Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cadence Design Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the three-year period ended January 3, 2009. Our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements and accompanying financial statement schedule.

/s/ KPMG LLP
Mountain View, California
March 2, 2009

CADENCE DESIGN SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
January 3, 2009 and December 29, 2007
(In thousands, except per share amounts)

ASSETS

	2008		2007

Current Assets:
Cash and cash equivalents		$568,255	$1,062,920
Short-term investments		3,840	15,193
Receivables, net of allowances of $7,524 and $2,895, respectively		298,665	326,211
Inventories		28,465	31,003
Prepaid expenses and other		55,323	94,236

Total current assets		954,548	1,529,563
Property, plant and equipment, net		351,961	339,463
Goodwill		----	1,310,211
Acquired intangibles, net		49,082	127,072
Installment contract receivables		160,742	238,010
Other assets		162,381	326,831

Total Assets		$1,678,714	$3,871,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$	----	$230,385
Accounts payable and accrued liabilities		261,099	289,934
Current portion of deferred revenue		303,111	265,168

Total current liabilities		564,210	785,487

Long-Term Liabilities:
Long-term portion of deferred revenue		130,354	136,655
Convertible notes		500,178	500,000
Other long-term liabilities		382,004	368,942

Total long-term liabilities		1,012,536	1,005,597

Commitments and Contingencies (Note 15 and Note 16)
Stockholders’ Equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding		----	----
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 257,857 as of January 3, 2009; 274,686 as of December 29, 2007		1,562,079	1,516,493
Treasury stock, at cost; 48,180 shares as of January 3, 2009; 31,355 shares as of December 29, 2007		(695,152)	(619,125)
Retained earnings (accumulated deficit)		(802,201)	1,162,441
Accumulated other comprehensive income		37,242	20,257

Total stockholders’ equity		101,968	2,080,066

Total Liabilities and Stockholders’ Equity		$1,678,714	$3,871,150

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three Fiscal Years Ended January 3, 2009
(In thousands, except per share amounts)

	2008	2007	2006

Revenue:
Product	$516,603	$1,103,970	$982,673
Services	133,498	125,838	134,895
Maintenance	388,513	385,205	366,327

Total revenue	1,038,614	1,615,013	1,483,895

Costs and Expenses:
Cost of product	50,303	60,069	66,769
Cost of services	103,337	93,360	96,497
Cost of maintenance	55,840	61,079	63,833
Marketing and sales	358,409	407,148	405,579
Research and development	457,913	494,032	460,064
General and administrative	152,032	168,997	143,317
Amortization of acquired intangibles	22,732	19,421	23,141
Impairment of goodwill	1,317,200	----	----
Impairment of intangible and tangible assets	47,069	----	----
Restructuring and other charges (credits)	46,447	(9,686)	(797)
Write-off of acquired in-process technology	600	2,678	900

Total costs and expenses	2,611,882	1,297,098	1,259,303

Income (loss) from operations	(1,573,268)	317,915	224,592
Loss on extinguishment of debt	----	----	(40,768)
Interest expense	(11,614)	(12,374)	(12,348)
Other income (expense), net	(16,843)	58,530	70,402

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(1,601,725)	364,071	241,878
Provision for income taxes	252,313	67,819	99,704

Net income (loss) before cumulative effect of change in accounting principle	(1,854,038)	296,252	142,174
Cumulative effect of change in accounting principle, net of tax	----	----	418

Net income (loss)	$(1,854,038)	$296,252	$142,592

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(7.29)	$1.09	$0.51

Diluted	$(7.29)	$1.01	$0.46

Net income (loss) per share after cumulative effect of change in accounting principle:
Basic	$(7.29)	$1.09	$0.51

Diluted	$(7.29)	$1.01	$0.46

Weighted average common shares outstanding – basic	254,323	271,455	279,354

Weighted average common shares outstanding – diluted	254,323	295,591	312,457

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the three fiscal years ended January 3, 2009
(In thousands)

	Common Stock
		Par Value			Retained	Accumulated
		and Capital		Deferred	Earnings	Other
		in Excess	Treasury	Stock	(Accumulated	Comprehensive
	Shares	of Par	Stock	Compensation	Deficit)	Income	Total

BALANCE, DECEMBER 31, 2005	287,634	$1,299,800	$(79,064)	$(90,076)	$690,171	$23,873	$1,844,704
Comprehensive income:
Net income	----	----	----	----	142,592	----	142,592
Other comprehensive loss, net of taxes (Note 13)	----	----	----	----	----	(11,389)	(11,389)

Total comprehensive income, net of taxes							131,203

Purchase of treasury stock	(27,917)	----	(494,088)	----	----	----	(494,088)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	16,006	119,479	41,791	----	----	----	161,270
Stock received for payment of employee taxes on vesting of restricted stock	(821)	----	(13,494)	----	----	----	(13,494)
Purchase of call options in connection with convertible notes due 2011 and 2013 (Note 14)	----	(119,750)	----	----	----	----	(119,750)
Proceeds from sale of call options in connection with convertible notes due 2023 (Note 14)	----	55,864	----	----	----	----	55,864
Proceeds from sale of common stock warrants in connection with convertible notes due 2011 and 2013 (Note 14)	----	39,400	----	----	----	----	39,400
Purchase of common stock warrants in connection with convertible notes due 2023 (Note 14)	----	(10,201)	----	----	----	----	(10,201)
Tax benefit from employee stock transactions	----	14,741	----	----	----	----	14,741
Tax expense from call options	----	(6,159)	----	----	----	----	(6,159)
Stock issued in connection with acquisitions	10	2,594	----	----	----	----	2,594
Stock-based compensation expense	----	93,207	----	----	----	----	93,207
Elimination of unamortized deferred stock compensation	----	(90,076)	----	90,076	----	----	----

BALANCE, DECEMBER 30, 2006	274,912	$1,398,899	$(544,855)	$ ----	$832,763	$12,484	$1,699,291

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the three fiscal years ended January 3, 2009
(In thousands)

	Common Stock
		Par Value				Retained	Accumulated
		and Capital		Deferred		Earnings	Other
		in Excess	Treasury	Stock		(Accumulated	Comprehensive
	Shares	of Par	Stock	Compensation		Deficit)	Income	Total

BALANCE, DECEMBER 30, 2006	274,912	$1,398,899	$(544,855)	$	----	$832,763	$12,484	$1,699,291

Comprehensive income:
Net income	----	----	----		----	296,252	----	296,252
Other comprehensive income, net of taxes (Note 13)	----	----	----		----	----	7,773	7,773

Total comprehensive income, net of taxes								304,025

Purchase of treasury stock	(19,400)	----	(399,490)		----	----	----	(399,490)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	20,268	(54,901)	344,348		----	(24,384)	----	265,063
Stock received for payment of employee taxes on vesting of restricted stock	(1,094)	----	(19,128)		----	----	----	(19,128)
Tax benefit from employee stock transactions	----	25,982	----		----	----	----	25,982
Tax benefit from call options	----	11,346	----		----	----	----	11,346
Stock options assumed in acquisitions	----	1,841	----		----	----	----	1,841
Stock-based compensation expense	----	91,850	----		----	----	----	91,850
Step acquisition adjustment (Note 6)	----	----	----		----	(1,556)	----	(1,556)
FIN No. 48 initial adoption adjustment (Note 4)	----	35,251	----		----	59,366	----	94,617
FIN No. 48 adjustment related to effective settlement with IRS (Note 4)	----	6,225	----		----	----	----	6,225

BALANCE, DECEMBER 29, 2007	274,686	$1,516,493	$(619,125)	$	----	$1,162,441	$20,257	$2,080,066

Comprehensive loss:
Net loss	----	----	----		----	(1,854,038)	----	(1,854,038)
Other comprehensive income, net of taxes and liquidation of subsidiary (Note 13)	----	----	----		----	----	16,985	16,985

Total comprehensive loss, net of taxes								(1,837,053)

Purchase of treasury stock	(27,034)	----	(273,950)		----	----	----	(273,950)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	10,931	(45,621)	203,037		----	(110,604)	----	46,812
Stock received for payment of employee taxes on vesting of restricted stock	(726)	----	(5,114)		----	----	----	(5,114)
Tax expense from employee stock transactions	----	(5,472)	----		----	----	----	(5,472)
Tax benefit from call options	----	10,549	----		----	----	----	10,549
Stock options assumed in acquisitions	----	1,140	----		----	----	----	1,140
Stock-based compensation expense	----	75,318	----		----	----	----	75,318
FIN No. 48 adjustment (Note 4)	----	7,893	----		----	----	----	7,893
APB 23 adjustment related to the repatriation of earnings (Note 4)	----	1,779	----		----	----	----	1,779

BALANCE, JANUARY 3, 2009	257,857	$1,562,079	$(695,152)	$	----	$(802,201)	$37,242	$101,968

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 3, 2009
(In thousands)

	2008	2007	2006

Cash and Cash Equivalents at Beginning of Year	$1,062,920	$934,342	$861,315

Cash Flows from Operating Activities:
Net income (loss)	(1,854,038)	296,252	142,592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	1,317,200	----	----
Impairment of intangible and tangible assets	47,069	----	----
Cumulative effect of change in accounting principle	----	----	(418)
Depreciation and amortization	128,720	130,649	147,117
Loss on extinguishment of debt	----	----	40,768
Stock-based compensation	81,274	101,415	103,986
Equity in loss from investments, net	945	3,027	1,200
(Gain) loss on investments, net	15,263	(18,090)	(32,903)
Gain on sale and leaseback of land and buildings	(185)	(13,141)	----
Write-down of investment securities	16,653	2,550	2,467
Write-off of acquired in-process technology	600	2,678	900
Non-cash restructuring and other charges (credits)	279	(7,106)	194
Loss on liquidation of subsidiary	9,327	----	----
Tax benefit (expense) from call options	10,549	11,346	(6,159)
Deferred income taxes	205,735	12,811	29,535
Proceeds from the sale of receivables, net	52,232	215,444	180,580
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	4,578	(586)	(6,777)
Other non-cash items	3,977	11,219	4,630
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(31,205)	15,762	92,977
Installment contract receivables	79,635	(393,658)	(261,983)
Inventories	2,584	6,197	(10,872)
Prepaid expenses and other	(4,618)	(603)	6,128
Other assets	(2,778)	(628)	749
Accounts payable and accrued liabilities	(42,882)	20,352	(51,462)
Deferred revenue	25,648	44,775	24,444
Other long-term liabilities	3,724	(38,227)	13,523

Net cash provided by operating activities	70,286	402,438	421,216

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	56,529	6,468	7,637
Purchases of available-for-sale securities	(62,447)	----	(147)
Proceeds from the sale of long-term investments	4,028	6,323	26,054
Proceeds from the sale of property, plant and equipment	----	46,500	317
Purchases of property, plant and equipment	(97,290)	(81,795)	(67,636)
Purchases of software licenses	(2,388)	(2,000)	(8,409)
Investment in venture capital partnerships and equity investments	(4,386)	(3,214)	(3,800)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(20,931)	(80,725)	(65,778)

Net cash used for investing activities	(126,885)	(108,443)	(111,762)

Cash Flows from Financing Activities:
Proceeds from receivable sale financing	17,970	----	----
Principal payments on receivable sale financing	(793)	----	----
Principal payments on term loan	----	(28,000)	(132,000)
Payment of convertible notes due 2023	(230,207)	----	(228,480)
Proceeds from issuance of convertible notes due 2011 and 2013	----	----	500,000
Payment of convertible notes issuance costs	----	----	(12,032)
Purchase of call options in connection with convertible notes due 2011 and 2013	----	----	(119,750)
Proceeds from sale of call options in connection with convertible notes due 2023	----	----	55,864
Proceeds from sale of common stock warrants in connection with convertible notes due 2011 and 2013	----	----	39,400
Purchase of common stock warrants in connection with convertible notes due 2023	----	----	(10,201)
Tax benefit from employee stock transactions	483	21,090	10,712
Proceeds from issuance of common stock	48,192	255,462	156,648
Stock received for payment of employee taxes on vesting of restricted stock	(5,114)	(19,128)	----
Purchases of treasury stock	(273,950)	(399,490)	(494,088)

Net cash used for financing activities	(443,419)	(170,066)	(233,927)

Effect of exchange rate changes on cash and cash equivalents	5,353	4,649	(2,500)

Increase (decrease) in Cash and cash equivalents	(494,665)	128,578	73,027

Cash and Cash Equivalents at End of Year	$568,255	$1,062,920	$934,342

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2009

NOTE 1. CADENCE

Cadence Design Systems, Inc., or Cadence, licenses electronic design automation, or EDA, software, sells or leases hardware technology and intellectual property and provides engineering and education services throughout the world to help manage and accelerate electronic product development processes. Cadence’s broad range of products and services are used by electronics companies to design and develop complex integrated circuits, or ICs, and electronic systems.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2008 was a 53-week year ending on January 3, 2009. Fiscal 2007 and fiscal 2006 were 52-week years. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Cadence.

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

Foreign Operations

Cadence transacts business in various foreign currencies. The United States dollar is the functional currency of Cadence’s consolidated entities operating in the United States and Cadence’s principal Irish, Israeli, Hungarian and Dutch subsidiaries. The functional currency for Cadence’s other consolidated entities operating outside of the United States is generally the local country’s currency, which is the primary currency in which the entity generates and expends cash. Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Cadence includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in Stockholders’ Equity as a component of Accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, in its Consolidated Statements of Operations. Cadence recognized a $9.9 million loss attributable to currency translation adjustment losses, net of gains, from the complete liquidation of a subsidiary during fiscal 2008. There were no significant gains or losses during fiscal 2007 or fiscal 2006.

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

Allowances for Doubtful Accounts and Sales Returns

Cadence makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and are recorded in operating expenses or as a reduction of revenue. For those invoices specifically reviewed, Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in industries that it serves. Provisions for sales returns primarily relate to service arrangements. These provisions are made based upon a specific review of all significant outstanding balances and are recorded as a reduction of revenue.

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

Cadence capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP, 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and with Emerging Issues Task Force, or EITF No. 00-2, “Accounting for Web Site Development Costs.” Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Capitalization of software developed for internal use and web site development costs ends, and amortization begins, when the computer software is substantially complete and ready for its intended use.

Amortization is recorded on a straight-line basis over the estimated useful life of the software. Cadence capitalized $15.6 million in 2008, $24.1 million in 2007 and $24.3 million in 2006 for costs of software developed for internal use.

Cadence recorded depreciation and amortization expense in the amount of $77.9 million in fiscal 2008, $73.7 million in fiscal 2007 and $72.0 million in fiscal 2006 for property, plant and equipment. Cadence abandoned and impaired certain long-lived assets of $4.6 million during fiscal 2008, which is included in Impairment of intangible and tangible assets in the accompanying Consolidated Statements of Operations. There were no significant impairments of long-lived assets during fiscal 2007 or fiscal 2006.

In January 2007, Cadence completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, Cadence leased back from the purchaser approximately 262,500 square feet of office space, which represents all available space in the buildings for two years and Cadence has since vacated the leased buildings.

As of January 3, 2009, Cadence had capitalized $63.6 million in connection with the construction of its new building at its headquarters in San Jose, California. Cadence occupied a portion of this building as of January 3, 2009 and completed and occupied the remaining portion of the building during the first quarter of fiscal 2009.

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

Cadence capitalized $2.2 million of third party SFAS No. 86 costs, or purchased software, during fiscal 2008. Cadence did not capitalize any purchased software during fiscal 2007. Cadence capitalized $7.3 million of purchased software during fiscal 2006. Cadence has deemed the purchased software to have an alternative future use in accordance with SFAS No. 86. Therefore, Cadence begins amortization of purchased software when the technology is available for general release to customers. Amortization expense for purchased software was $2.8 million during fiscal 2008, $5.1 million during fiscal 2007 and $4.2 million during fiscal 2006.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s reporting unit may be less than its carrying amount. Cadence’s goodwill impairment test consists of the two steps required by SFAS No. 142. In connection with the preparation of Cadence’s year-end financial statements, Cadence performed an interim goodwill impairment test and recorded an Impairment of goodwill of $1,317.2 million, representing all of Cadence’s goodwill. See Note 5 below for additional information regarding Cadence’s goodwill impairment analysis.

Long-lived Assets, including Acquired Intangibles

Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to ten years). Cadence reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, Cadence initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. In addition, Cadence assesses its long-lived assets for impairment if they are abandoned.

Non-Marketable Securities

Cadence’s non-marketable securities include investments in privately-held companies and companies that are publicly-traded but as to which there are trading restrictions on the shares Cadence owns. To determine the fair value of publicly-traded securities with trading restrictions, Cadence considers the current market price of the security and the specific characteristics of the restrictions. To determine the fair value of privately-held investments, Cadence uses the most recent round of financing or estimates of current fair value using traditional valuation techniques. It is Cadence’s policy to review the fair value of these investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. In the case of privately-held companies, this evaluation is based on information that Cadence requests from these companies. This information is not subject to the same disclosure regulations as United States publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to fair value. The majority of Cadence’s non-marketable securities are accounted for under the cost method of accounting and are carried at historical cost. Cadence periodically evaluates the fair value of each investment to determine if an other-than-temporary decline in value has occurred.

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

The selected mutual funds or money market accounts held in the NQDC trust are classified as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Trading securities are stated at fair value, with the unrealized gains and losses recognized in the Consolidated Statements of Operations as Other income, net. These trading securities are classified as Other assets on the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.

Cadence’s obligation with respect to the NQDC trust is recorded in Other long-term liabilities on its Consolidated Balance Sheets. Increases and decreases in the NQDC liability are recorded as compensation expense in the Consolidated Statements of Operations.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized over the duration of the license. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the ensuing 12-month maintenance term. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from Net income (loss) and reflected instead in Stockholders’ equity. Cadence has reported comprehensive income (loss) in its Consolidated

Statements of Stockholders’ Equity. Cadence reclassified ($7.9) million during fiscal 2008 (no tax), $4.4 million during fiscal 2007, net of $1.8 million of tax, and $6.7 million during fiscal 2006, net of $2.7 million of tax, from unrealized holding gains and losses on marketable securities to realized gains included in Other income, net, in the accompanying Consolidated Statements of Operations. Cadence did not have a tax benefit for gross unrealized holding losses in marketable equity securities during fiscal 2008. The tax benefit for gross unrealized holding losses in marketable equity securities was $2.5 million during fiscal 2007 and $4.4 million during fiscal 2006.

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

In the event that a subscription license arrangement is terminated by mutual agreement and a new term license arrangement is entered into either concurrently with or after the termination of the subscription license arrangement, the revenue associated with the new term license arrangement is recognized upon the later of the effective date of the arrangement or delivery of the software product, assuming all other criteria in SOP 97-2 have been met.

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

Multiple element arrangement – A multiple element arrangement, or MEA, is any arrangement that includes or contemplates rights to a combination of software or hardware products, software license types, services, training or maintenance in a single arrangement. From time to time, Cadence may include individual deliverables in separately priced and separately signed contracts with the same customer. Cadence obtains and evaluates all known relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, a MEA. Significant judgment can be involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement.

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

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 3% of total revenue for fiscal 2008 and 2% of total revenue for each of fiscal 2007 and fiscal 2006. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.

Services revenue – Services revenue consists primarily of revenue received for performing engineering services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion, which is based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence’s results of operations.

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

Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes it is more likely than not to realize based on its judgment of all available positive and negative factors. Deferred tax assets are realized by an enterprise by having sufficient taxable income to allow the related tax benefits to reduce taxes otherwise payable. Accordingly, the taxable income must be both of an appropriate character (e.g., capital versus ordinary, foreign versus United States source income) and within the carryback and carryforward periods permitted by law. In making such assessments, Cadence must make significant judgments about the possible sources of taxable income and the evidence available about each possible sources of taxable income on a jurisdiction by jurisdiction basis. As required under SFAS No. 109, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. For example, a company’s current or previous losses are given more weight than its future outlook. For the year ended January 3, 2009, Cadence concluded that a significant increase in valuation allowance was required based on its evaluation and weighting of the positive and negative evidence. See Note 4 below for additional details. If, in the future, Cadence determines that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

Cadence adopted FIN No. 48 on December 31, 2006, which was the first day of Cadence’s fiscal 2007. FIN No. 48 requires Cadence to take a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. Cadence re-evaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. Upon adoption of FIN No. 48, Cadence adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years before the adoption of FIN No. 48, Cadence also reported interest and penalties on unrecognized tax benefits as income tax expense.

Cadence is also required to assess whether the earnings of our foreign subsidiaries will be indefinitely reinvested outside the United States. Given the escalating challenges in the global capital markets during fiscal 2008, Cadence decided to repatriate $250.0 million of earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. Cadence expects that an additional $67.2 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, Cadence has accrued a tax expense of $101.1 million during fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations. To calculate this tax expense, Cadence was required to estimate the geographic mix of profits and losses earned by Cadence and its subsidiaries in tax jurisdictions with a broad range of income and dividend withholding tax rates, the impact of foreign exchange rate fluctuations, and the potential outcomes of current and future tax audits. Changes in Cadence’s actual or projected operating results, tax laws or Cadence’s interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in Cadence’s results of operations, financial position or cash flows.

Restructuring Charges

Cadence accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” as amended. Cadence accounted for the leased facilities portions of its restructurings in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Cadence accounted for the asset-related portions of its restructurings in accordance with SFAS No. 144 and Cadence accounted for the severance and benefits charges in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43.”

In connection with these restructuring plans, Cadence has made a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.

In addition, Cadence has recorded estimated provisions for termination benefits and outplacement costs, long-term asset impairments and other restructuring costs. Cadence regularly evaluates the adequacy of its restructuring accrual, and adjusts the balance based on changes in estimates and assumptions. Cadence may incur future charges for new restructuring plans as well as for changes in estimates to amounts previously recorded.

Stock-Based Compensation

Cadence adopted SFAS No. 123R “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. Using the modified prospective transition method of adopting SFAS No. 123R, Cadence began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted before January 1, 2006. Prior period stock-based compensation expense was recognized under Accounting Principles Board Opinion, or APB, No. 25 “Accounting for Stock Issued to Employees.”

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

Judgment is required in estimating the amount of stock-based awards that Cadence expects to be forfeited. Cadence calculates a separate expected forfeiture rate for both stock options and restricted stock issuances based on historical trends. Judgment is also required to estimate the attainment of certain predetermined performance goals for a performance-based bonus plan, under which payments may be made in Cadence common stock, and performance-based restricted stock grants. Each period, Cadence estimates the most likely outcome of such performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The valuation of all options, including the expected life of stock options, and the expected forfeiture rates for options and restricted stock, are calculated based on one employee pool because there is no significant difference in exercise behavior between classes of employees.

Upon adoption of SFAS No. 123R, Cadence made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to Financial Statement Position, or FSP, FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” and computed the beginning balance of the Additional Paid In Capital, or APIC, tax benefit pool by applying the simplified method, which resulted in an APIC tax benefit pool windfall position. Accordingly, upon adoption of SFAS No. 123R, Cadence had cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

Treasury Stock

Cadence records a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. Gains on the re-issuance of treasury stock are recorded as a component of Capital in excess of par in the Consolidated Statements of Stockholders’ Equity. Losses on the re-issuance of treasury stock are recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Retained earnings in the Consolidated Statements of Stockholders’ Equity. Cadence recorded losses on the re-issuance of treasury stock as a component of Retained earnings of $110.6 million during fiscal 2008 and

$24.4 million during fiscal 2007. Cadence did not record any losses on the re-issuance of treasury stock during fiscal 2006.

Concentrations of Credit Risk

Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Cadence’s customers are concentrated within the semiconductor sector, which is currently experiencing a significant downturn with very limited visibility to the extent and timing of recovery. Additionally, ten of Cadence’s customers represent approximately half of its total Receivables, net and Installment contracts receivables as of January 3, 2009. The allowance for doubtful accounts, which was based on management’s best estimates, could be adjusted in the near term from current estimates depending on actual experience. Such adjustments could be material to the consolidated financial statements.

Credit exposure related to the forward contracts is limited to the realized and unrealized gains on these contracts. Cadence issued options and warrants to hedge potential dilution of its convertible notes, as described more fully in Note 14. Changes in the fair value of these hedge and warrant transactions are not marked to market and are not recognized in Cadence’s Consolidated Statements of Operations as long as the instruments remain classified as equity. All financial instruments are executed with financial institutions having strong credit ratings, which minimizes risk of loss due to nonpayment.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Cadence adopted SFAS No. 159 for fiscal 2008. However, Cadence did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the nine months ended September 27, 2008. Therefore, the adoption of SFAS No. 159 did not impact Cadence’s consolidated financial position, results of operations or cash flows.

On a quarterly basis, Cadence measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, time deposits, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, and foreign exchange contracts. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;
•	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments, term loan and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair value of Cadence’s convertible notes is influenced by interest rates and Cadence’s stock price and stock price volatility and is determined by market trading. As of January 3, 2009, the total fair market value of Cadence’s 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, was $263.8 million and the total fair market value of Cadence’s Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or 2023 Notes, was $0.1 million. See Note 14 for the fair value of Cadence’s convertible note hedges and warrants.

Leases

Cadence uses operating leases in its operations. For leases that contain rent escalations or rent concessions, Cadence records the total rent payable during the lease term on a straight-line basis over the term of the lease. Cadence records the difference between the rents paid and the straight-line rent as a deferred rent liability in the accompanying Consolidated Balance Sheets.

Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was approximately $9.0 million in 2008, $8.8 million in 2007 and $10.5 million in 2006, and is included in Marketing and sales in the accompanying Consolidated Statements of Operations.

New Accounting Standard with Retroactive Adjustments

In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will require Cadence to recognize additional non-cash interest expense related to its Convertible Senior Notes in its Consolidated Statements of Operations. FSP APB 14-1 is effective for fiscal 2009 and is required to be applied retrospectively for all periods for which Cadence’s Convertible Senior Notes were outstanding before the date of adoption. FSP APB 14-1 will have an adverse effect on Cadence’s operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder Cadence’s ability to raise capital through the issuance of debt or equity securities. In addition, FSP APB 14-1 requires retrospective adoption, which will require Cadence to adjust its Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years.

NOTE 3. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Cadence measures certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of January 3, 2009:

	Fair Value Measurements as of January 3, 2009:
Assets	Total	Level 1	Level 2		Level 3
	(In thousands)

Cash equivalents – Money market mutual funds	$432,933	$432,933	$	----	$	----
Available-for-sale securities	3,612	3,584		----		28
Time deposits	228	228		----		----
Trading securities held in NQDCs	43,515	43,515		----		----
Foreign currency exchange contracts	2,676	----		2,676		----

Total Assets	$482,964	$480,260		$2,676		$28

As of January 3, 2009, Cadence had one financial asset measured and recorded at fair value on a non-recurring basis, which was a non-marketable security valued at $5.4 million. When measured at fair value, Cadence recorded an other-than-temporarily impairment of $0.9 million during fiscal 2006.

Investments

The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of January 3, 2009:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$135,322	$	----	$	----	$135,322
Cash Equivalents – Money market mutual funds	432,933		----		----	432,933

Total Cash and cash equivalents	$568,255	$	----	$	----	$568,255

Classified as investments:
Time deposits	$228	$	----	$	----	$228
Available-for-sale securities	3,679		678		(745)	3,612
Non-marketable securities	18,685		----		----	18,685

Total investments	$22,592		$678		$(745)	$22,525

Investments reported as:
Short-term investments						$3,840
Long-term investments in Other assets						18,685

Total investments						$22,525

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 3, 2009:

	Less than 12 Months
		Gross
		Unrealized
	Fair Value	Losses
	(In thousands)

Available-for-sale securities	$1,192	$(745)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is related to changes in the market value of the investees’ common stock and is considered to be temporary in nature.

The following tables summarize Cadence’s cash, cash equivalents, short-term investments and long-term investments as of December 29, 2007:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
		(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$198,708	$	----	$	----	$198,708
Cash Equivalents – Money market mutual funds	864,212		----		----	864,212

Total Cash and cash equivalents	$1,062,920	$	----	$	----	$1,062,920

Classified as investments:
Time deposits	$254	$	----	$	----	$254
Available-for-sale securities	14,044		4,467		(3,572)	14,939
Non-marketable securities	26,221		----		----	26,221

Total investments	$40,519		$4,467		$(3,572)	$41,414

Investments reported as:
Short-term investments						$15,193
Long-term investments in Other assets						26,221

Total investments						$41,414

Marketable Securities

Cadence considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations as Other income (expense), net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

Net recognized gains (losses) from the sale of available-for-sale securities during fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007	2006
	(In thousands)

Gains on sale of available-for-sale securities	$1,435	$4,404	$6,667
(Losses) on sale of available-for-sale securities	(9,379)	----	----

Net gains (losses) on sale of available-for-sale securities	$(7,944)	$4,404	$6,667

During fiscal 2008, Cadence purchased approximately 4.3 million shares of Mentor Graphics Corporation, or Mentor Graphics, common stock in connection with its proposed acquisition of Mentor Graphics. After the announcement of Cadence’s withdrawal of the proposed acquisition of Mentor Graphics and during fiscal 2008, Cadence sold its entire equity interest in Mentor Graphics at a loss of $9.4 million, which is included in Losses on sale of available-for-sale securities in the table above.

It is Cadence’s policy to review the fair value of these marketable securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value. Cadence determined that two of its available-for-sale securities were other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investments by $8.1 million during fiscal 2008. These impairments are included in Other income (expense), net in the Consolidated Statement of Operations. Cadence did not recognize an other-than-temporary impairment of available-for-sale securities during fiscal 2007 or fiscal 2006.

Non-Marketable Securities

Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities, which are included in Other assets on the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were $1.6 million during fiscal 2008, $6.0 million during fiscal 2007 and $19.9 million during fiscal 2006. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.6 million during fiscal 2007. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Statements of Operations.

The following table illustrates the carrying value of Cadence’s non-marketable securities as of January 3, 2009 and December 29, 2007:

	2008	2007
	(In thousands)

Non-Marketable Securities – Application of Cost Method	$16,763	$23,853
Non-Marketable Securities – Application of Equity Method	1,922	2,368

Total	$18,685	$26,221

Cost Method Investments

Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $8.6 million during fiscal 2008, $2.6 million during fiscal 2007 and $2.5 million during fiscal 2006. These write-downs are included in Other income (expense), net, in the Consolidated Statements of Operations.

In January 2006, KhiMetrics, Inc., a cost method investment held by Telos Venture Partners, a limited partnership in which Cadence and its 1996 Deferred Compensation Venture Investment Plan Trust were the sole limited partners, was sold for consideration of $6.53 per share of common stock. In connection with this sale, Cadence received approximately $20.2 million in cash and recorded a gain of approximately $17.1 million during fiscal 2006. In addition, the 1996 Deferred Compensation Venture Investment Plan Trust received $2.9 million in cash and recorded a gain of $2.5 million during fiscal 2006. Under the purchase agreement, an additional 10% of the consideration was held in escrow, which was released to Cadence and to the trust in January 2007. Upon receipt of these additional proceeds, Cadence recorded a gain of $2.6 million and the 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.4 million during fiscal 2007.

Equity Method Investments

Cadence applies the guidance in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as amended, and EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” to classify investments as equity method investments. These investments are held in the form of voting preferred stock or convertible debt of privately-held companies. If Cadence determines that it has the ability to exercise significant influence over the investee and the investment is in the form of in-substance common stock, the investment is accounted for under the equity method.

In applying the equity method of accounting, Cadence applies approach (a) of EITF No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses.” Accordingly, the portion of equity method income or loss recorded by Cadence is based on its percentage ownership of each investee’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Its level of participation in future financings of its equity method investees may impact Cadence’s proportional share in future income or losses. Cadence records its interest in equity method gains and losses in the quarter following incurrence because it is not practicable to obtain investee financial statements before the issuance of Cadence’s Consolidated Financial Statements. Cadence records its proportional share of the investees’ gains or losses in Other income (expense), net. Cadence’s proportional share of its investees’ net losses and impairment losses was as follows:

	2008	2007	2006
		(In thousands)

Proportional share of equity method losses	$(945)	$(3,027)	$(1,200)

Cadence’s voting interest in its equity method investments ranged from approximately 19% to 46% of the following privately-held companies: Accent International S.A., D2S, Inc., GSR Associates II, L.P., Shanghai SVA Integrated Circuits Co., Ltd. and ZCIST Co., Ltd. As of January 3, 2009, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial.

NOTE 4. INCOME TAXES

The provision for income taxes consisted of the following components during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006
	(In thousands)

Current:
Federal	$22,878	$34,041	$31,533
State	4,756	4,020	2,806
Foreign	18,943	16,947	35,830

Total current	46,577	55,008	70,169

Deferred:
Federal	175,168	13,709	29,447
State	37,926	(5,500)	4,769
Foreign	(7,358)	4,602	(4,681)

Total deferred	205,736	12,811	29,535

Total provision for income taxes	$252,313	$67,819	$99,704

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle included income (loss) from Cadence’s foreign subsidiaries of approximately ($35.0) million during fiscal 2008, $218.3 million during fiscal 2007 and $95.2 million during fiscal 2006.

The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to Income (loss) before provision for income taxes and cumulative effect of change in accounting principle during fiscal 2008, fiscal 2007 and fiscal 2006 as follows:

	2008	2007	2006
	(In thousands)

Provision computed at federal statutory rate	$(560,604)	$127,425	$84,657
State income tax, net of federal tax effect	(23,325)	(386)	5,031
Foreign income taxed at a higher (lower) rate	26,222	(26,886)	3,719
Stock-based compensation	4,516	(556)	1,388
Basis difference in acquisitions	4,218	4,251	7,438
Change in valuation allowance	332,880	(809)	783
Research and development tax credit	(5,241)	(10,203)	(3,289)
Repatriation of Foreign Earnings	101,123	----	----
Goodwill Impairment	370,898	----	----
Settlement of the IRS exam for the 1997 – 1999 tax years	----	(27,771)	----
Other	1,626	2,754	(23)

Provision for income taxes	$252,313	$67,819	$99,704

Effective tax rate	(16)%	19%	41%

Cadence’s effective tax rate was negative for fiscal 2008, as compared to the positive effective tax rates for fiscal 2007 and fiscal 2006, primarily due to the Loss before provision for income taxes and cumulative effect of change in accounting principle and the tax expenses related to the increase in the valuation allowance against deferred tax assets, repatriations of foreign earnings, impairment of non-deductible goodwill, income of certain foreign subsidiaries and interest expense on unrecognized tax benefits.

The components of deferred tax assets and liabilities consisted of the following as of January 3, 2009 and December 29, 2007:

	2008	2007
	(In thousands)

Deferred Tax Assets:
Intangibles	$119,353	$35,731
Accruals and reserves	98,259	92,244
Tax credit carryforwards	101,596	79,095
Depreciation and amortization	15,530	17,245
Capitalized R&D expense	29,741	1,335
Investments	17,697	16,919
Stock-based compensation	29,912	25,061
Net operating loss carryforwards	17,125	32,302
Deferred revenue	31,118	2,115
Other	3,328	406

Total deferred tax assets	463,659	302,453
Valuation allowance	(337,980)	(5,101)

Net deferred tax assets	125,679	297,352

Deferred Tax Liabilities:
Basis Differences in Investment in Foreign Subsidiaries	(34,513)	----
Deferred revenue	(13,327)	(7,218)
Intangibles	(8,126)	(31,807)
Other	(3,355)	(7,707)

Total deferred tax liabilities	(59,321)	(46,732)

Total net deferred tax assets	$66,358	$250,620

Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cadence considered various sources of taxable income and all available positive and negative evidence about these possible sources of taxable income. As required by SFAS No. 109, Cadence gave significant weight to evidence that could be objectively verified. Under this standard Cadence’s current year loss, which resulted in a cumulative three-year loss, the uncertain and negative market and economic conditions which severely limited the visibility to the timing and extent of an economic recovery, and the Cadence expectation of a net loss in the near term, were considered significant negative evidence with a high level of objectivity that outweighed Cadence’s ability to rely on longer term projections of future taxable income in determining whether a valuation allowance was needed. As a result, Cadence concluded that an increase in valuation allowance of $332.9 million was required as of January 3, 2009. After consideration of the valuation allowance, Cadence had total net deferred tax assets of approximately $66.4 million as of January 3, 2009. The net deferred tax assets are primarily composed of United States net operating loss and tax credit carryforwards. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating loss and tax credit carryforwards. Although there is no guarantee that these deferred tax assets will be realized, Cadence believes that it is more likely than not that it will be able to realize the net deferred tax assets over time.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Given the escalating challenges in the global capital markets during fiscal 2008, Cadence decided to repatriate $250.0 million of earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. Cadence currently expects that an additional $67.2 million of previously untaxed earnings from foreign subsidiaries will not be indefinitely reinvested outside of the United States. As a result, Cadence has accrued a tax expense of $101.1 million during fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations. Of the $101.1 million of tax expense associated with Cadence’s repatriation of earnings, $1.8 million was accounted for in its Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Cadence intends to indefinitely reinvest the remainder of its undistributed earnings of its foreign subsidiaries of approximately $37.8 million as of January 3, 2009, to meet both the working capital and long-term capital needs of its subsidiaries and of Cadence. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $15.5 million as of January 3, 2009.

As of January 3, 2009, Cadence had United States federal and California net operating loss carryforwards of approximately $27.5 million and $70.4 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2021 through 2027. The California net operating loss carryforwards will expire at various dates from 2014 through 2029. For fiscal 2008 and fiscal 2009, no California net operating loss deduction is allowed. Cadence also has tax effected net operating losses from states other than California of $4.2 million, which will expire at various dates from 2009 through 2028.

As of January 3, 2009, Cadence had United States federal tax credit carryforwards of $0.6 million, California tax credit carryforwards of $24.5 million, tax credit carryforwards from states other than California of $6.5 million, and $0.2 million of tax credit carryforwards in foreign jurisdictions. $26.8 million of these available tax credits do not expire and carry forward indefinitely until utilized and the remaining $5.0 million of tax credits will expire at various dates from 2009 through 2026. For fiscal 2008 and fiscal 2009, California limited the utilization of tax credits to 50% of the tax liabilities.

Internal Revenue Service Examinations

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2000 tax year remain subject to examination by the IRS. Cadence’s California income tax returns beginning with the 2001 tax year remain subject to examination by the California Franchise Tax Board.

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

Cadence did not reach a settlement with the Appeals Office of the IRS on separate tax refund claims that would increase its tax deductions for foreign trade income for the tax years 1997 through 1999. Cadence continues to believe that its position is well supported and Cadence is considering its options for further pursuing this matter.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it had with foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. Cadence has filed a timely protest with the IRS and is seeking resolution of the issues through the Appeals Office.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published by the IRS, which rates are adjusted quarterly and have been at an annual rate between 4% and 10% since 2001. The IRS is currently examining Cadence’s federal income tax returns for the tax years 2003 through 2005.

Unrecognized Tax Benefits

Cadence adopted FIN No. 48 on December 31, 2006, which was the first day of Cadence’s fiscal 2007. The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Consolidated Balance Sheet for fiscal 2007. Cadence recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of Retained earnings. Cadence also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill.

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

The changes in Cadence’s gross amount of unrecognized tax benefits for fiscal 2008 are as follows:

(In thousands)

Balance as of December 29, 2007	$306,870
Gross amount of the increases in unrecognized tax benefits of tax positions taken during a prior year	10,720
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	6,780
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(1,388)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(263)
Effect of foreign currency translation	23

Balance as of January 3, 2009	$322,742

During fiscal 2008, Cadence recognized a $7.9 million decrease in the liabilities for unrecognized tax benefits based on new information received during the period, which Cadence accounted for as a $7.9 million increase in the balance of Common stock and capital in excess of par value. As of January 3, 2009, Cadence had $232.5 million of unrecognized tax benefits, as compared to $228.4 million as of December 29, 2007, that if recognized upon resolution of the uncertain tax positions, would reduce Cadence’s effective tax rate.

The total amounts of interest and penalties recognized in the Consolidated Statement of Operations during fiscal 2008 resulted in net tax expense of $8.3 million. The total amounts of gross accrued interest and penalties recognized in the Consolidated Balance Sheets as of January 3, 2009, were $62.5 million and $9.7 million, respectively as compared to $47.9 million and $9.7 million, respectively as of December 29, 2007.

Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits related to the IRS examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 could significantly increase or decrease during fiscal 2009 depending on whether Cadence is able to effectively settle the disputed issues with the Appeals Office. Cadence cannot currently provide an estimate of the range of the reasonably possible change.

Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits for its transfer pricing arrangements with its foreign subsidiaries could significantly increase or decrease during fiscal 2009 if the Appeals Office develops new settlement guidelines that change Cadence’s measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, Cadence cannot currently provide an estimate of the range of the reasonably possible change.

Cadence also believes that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in its cost sharing arrangements with its foreign subsidiaries could significantly increase or decrease during fiscal 2009 based on the outcome of the IRS appeal of Xilinx, Inc. v. Commissioner, which is before the United States Court of Appeals for the Ninth Circuit. Cadence believes that the range of reasonably possible change is an increase in unrecognized tax benefits of $6.4 million to a decrease of unrecognized tax benefit of $1.6 million.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

In accordance with SFAS No. 142, Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s reporting unit may be less than its carrying amount. Cadence’s goodwill impairment test consists of the two steps required by SFAS No. 142. The first step requires that Cadence compare the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

To determine the reporting unit’s fair value, Cadence uses a combination of the income and market valuation approaches. In determining its overall conclusion of reporting unit fair value, Cadence considers the estimated values derived from both the income and market valuation approaches and weighs the values from each approach equally.

The income approach provides an estimate of fair value based on discounted expected future cash flows. Estimates and assumptions with respect to the determination of the fair value of Cadence’s reporting unit using the income approach include:

•	Cadence’s operating forecasts;
•	Revenue growth rates; and
•	Risk-commensurate discount rates and costs of capital.

Cadence’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of Cadence’s routine long-range planning process.

The market approach provides an estimate of the fair value of Cadence’s one reporting unit using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. The control premium is determined by considering control premiums offered as part of acquisitions in both Cadence’s market segment and comparable market segments.

The market capitalization of Cadence’s reporting unit is an indicator of its fair value. Accordingly, the estimated fair value of Cadence’s reporting unit using the income and market approaches is compared to the market capitalization of its reporting unit as one measure that the estimated fair value is reasonable.

Cadence completed its annual impairment analysis of goodwill during the third quarter of fiscal 2008, and determined at that time that it satisfied the first step of the two-step goodwill impairment test, and no impairment of goodwill was recorded. However, during the fourth quarter of fiscal 2008, Cadence observed impairment indicators including a further deterioration in the market in which Cadence operates and a decrease in its market capitalization. As such, Cadence determined indicators existed that indicated that the fair value of Cadence’s reporting unit was less than its carrying amount.

Accordingly, in connection with the preparation of Cadence’s year-end financial statements, Cadence completed an interim goodwill impairment test during the fourth quarter of fiscal 2008, including the second step prescribed by SFAS No. 142. As part of the second step of its goodwill impairment test, Cadence determined the fair value of its goodwill by allocating the estimated fair value of its reporting unit to its assets and liabilities, including the estimated fair value of its unrecorded intangible assets, on a fair value basis. After allocating its assets and liabilities on a fair value basis, Cadence recorded an impairment of all of its goodwill of $1,317.2 million.

Allocating assets and liabilities on a fair value basis and determining the fair value of unrecorded intangible assets required that Cadence make assumptions and estimates about the fair value of assets and liabilities where the fair values of those assets and liabilities were not readily available or observable. In addition, Cadence made estimates regarding its forecasted revenue, expenses and cash flows, its research and development activities, its customer turnover rates, applicable discount rates and costs of capital and the marketability of its current and future technology.

The changes in the carrying amount of goodwill for the years ended January 3, 2009 and December 29, 2007 are as follows:

	(In thousands)

Balance as of December 30, 2006		$1,267,579
Goodwill resulting from acquisitions during the year		45,700
Additions due to earnouts		4,137
Tax benefits allocable to goodwill		(1,708)
Adoption of FIN No. 48		(7,318)
Other		1,821

Balance as of December 29, 2007		1,310,211

Goodwill resulting from acquisitions during the year		3,074
Additions due to earnouts		1,682
Tax benefits allocable to goodwill		(83)
Other		2,316
Impairment		(1,317,200)

Balance as of January 3, 2009	$	----

Acquired Intangibles, net

Acquired intangibles with finite lives as of January 3, 2009 were as follows, excluding intangibles that were fully amortized as of December 29, 2007:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
		(In thousands)

Existing technology and backlog	$92,948	$(82,157)	$10,791
Agreements and relationships	36,105	(22,803)	13,302
Distribution rights	30,100	(16,555)	13,545
Tradenames, trademarks and patents	24,617	(13,173)	11,444

Total acquired intangibles	$183,770	$(134,688)	$49,082

In connection with the Cadence’s cost savings initiatives that were implemented during the fourth quarter of fiscal 2008, Cadence made certain changes to its Design for Manufacturing product strategy. As a result, Cadence recognized an impairment charge of $42.5 million arising from the abandonment of certain identifiable intangible assets and reducing to net realizable value certain other identifiable intangible assets.

During fiscal 2008, Cadence acquired intangible assets of $8.6 million, including $0.6 million allocated to acquired in-process technology related to Cadence’s acquisition of a company. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed.

Acquired intangibles with finite lives as of December 29, 2007 were as follows, excluding intangibles that were fully amortized as of December 30, 2006:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$176,785	$(127,519)	$49,266
Agreements and relationships	72,639	(27,845)	44,794
Distribution rights	30,100	(13,545)	16,555
Tradenames, trademarks and patents	26,467	(10,010)	16,457

Total acquired intangibles	$305,991	$(178,919)	$127,072

Cadence acquired intangible assets of $60.7 million during fiscal 2007, of which $27.9 million was acquired in connection with the acquisitions described in Note 6. Of the $32.8 million of other acquired intangibles, $30.7 million is included in agreements and relationships and $2.1 million is included in tradenames, trademarks, and patents in the above table. The $60.7 million of acquired intangible assets had a weighted average life of 5 years at the time of acquisition.

Amortization expense for the fiscal 2008, fiscal 2007 and fiscal 2006, by Statement of Operation caption, was as follows:

	2008	2007	2006
		(In thousands)

Cost of product	$17,261	$22,338	$33,239
Cost of services	12	11	863
Cost of maintenance	4,180	4,869	6,008
Amortization of acquired intangibles	22,732	19,421	23,141

Total acquired intangibles	$44,185	$46,639	$63,251

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)

2009	$20,192
2010	11,576
2011	7,996
2012	5,963
2013	2,781
Thereafter	574

Total estimated amortization expense	$49,082

NOTE 6. ACQUISITIONS

During fiscal 2008, Cadence acquired a company for an aggregate purchase price of $9.4 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $3.1 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes.

During fiscal 2007 and fiscal 2006, Cadence acquired three companies for an aggregate purchase price of $101.3 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $63.1 million of goodwill recorded in connection with these acquisitions is not deductible for income tax purposes and was completely impaired during fiscal 2008 as discussed in Note 5 above.

Prior to the acquisition of one company in fiscal 2007, Cadence had an investment of $2.0 million in the company, representing a 12% ownership interest, which had been accounted for under the cost method of accounting. In accordance with SFAS No. 141, “Business Combinations,” Cadence accounted for this acquisition as a step acquisition. Subsequent adjustments to the purchase price of these acquired companies are included in the “Other” line of the changes of goodwill table in Note 5 above.

For each of the acquisitions described above, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition. Comparative pro forma financial information for all fiscal 2008, fiscal 2007 and fiscal 2006 acquisitions have not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

For many of Cadence’s previously completed acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product development performance goals. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition. The acquisition-related earnouts in fiscal 2008, fiscal 2007 and fiscal 2006 were not significant. In connection with its acquisitions completed before January 3, 2009, Cadence may be obligated to pay up to an aggregate of $51.0 million in cash during the next 44 months if certain defined performance goals are achieved in full, which would be expensed as compensation expense in our Consolidated Statements of Operations.

Write-off of Acquired In-Process Research and Development

Acquired in-process research and development charges represent in-process research and development that had not reached technological feasibility at the time of acquisition and had no probable alternative future use. For acquisitions completed during fiscal 2008, fiscal 2007 and fiscal 2006, the purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process research and development is a component of operating expenses in the Consolidated Statements of Operations.

Write-offs of acquired in-process research and development charges during fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007		2006
	(In thousands)

2008 acquisition	$600	$	----	$	----
2007 acquisitions	----		2,678		----
2006 acquisition	----		----		900

Total in-process research and development	$600		$2,678		$900

NOTE 7. RESTRUCTURING AND OTHER CHARGES

During fiscal 2008, Cadence initiated a restructuring plan, or the 2008 Restructuring Plan, to decrease costs by reducing its workforce across the company and by consolidating facilities. Cadence recorded total costs associated with the 2008 Restructuring Plan of $46.7 million during fiscal 2008 for severance and benefits, excess facilities and other charges. Cadence regularly evaluates the adequacy of its severance and related benefits accrual, and adjusts the balance based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded and for additional activities under the 2008 Restructuring Plan.

Cadence also initiated restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of January 3, 2009, the balance of $6.3 million related to the Other Restructuring Plans consisted solely of estimated lease losses.

Facility closure and office space reduction costs included in Cadence’s restructuring plans are comprised of payments required under leases, less any applicable estimated sublease income after the properties are abandoned, lease buyout costs and other contractual charges. To estimate the lease loss, which is the loss after Cadence’s cost recovery efforts from subleasing all or part of a building, Cadence management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

Each reporting period, Cadence evaluates the adequacy of the lease loss accruals related to all of its restructuring plans. When necessary, Cadence adjusts the lease loss accruals for changes in real estate markets or other factors that may affect estimated costs or sublease income. Cadence also considers executed sublease agreements and adjusts the lease loss accruals if sublease income under the agreements differ from initial estimates. The credits recorded in connection with the Other Restructuring Plans during fiscal 2006, fiscal 2007 and fiscal 2008 relate primarily to changes in lease loss estimates.

As of January 3, 2009, Cadence’s estimate of the accrued lease loss related to all worldwide restructuring plans initiated since 2001 was $8.4 million. This amount will be adjusted in the future based on changes in the assumptions used to estimate the lease loss. The lease loss could range as high as $11.3 million if sublease rental rates decrease in applicable markets or if it takes longer than currently expected to find a suitable tenant to sublease the facilities.

As of January 3, 2009, Cadence’s total amount accrued for its restructuring plans was $38.2 million, consisting primarily of $29.7 million of severance and severance-related benefits and $8.4 million of estimated lease losses related to the restructuring plans initiated since 2001. This amount may be adjusted in the future based upon changes in the assumptions used to estimate the lease loss. Of the $38.2 million accrued as of January 3, 2009, $32.4 million was included in Accounts payable and accrued liabilities and $5.8 million was included in Other long-term liabilities on Cadence’s Consolidated Balance Sheets.

2008 Restructuring Plan

During fiscal 2008, Cadence recorded $44.3 million of headcount reduction costs associated with the 2008 Restructuring Plan, which included severance payments, severance-related benefits and costs for outplacement services. The costs recorded during fiscal 2008 are net of a reversal of $4.9 million recorded during the fourth quarter of 2008 due to termination and related benefits costs that were less than the initial estimate of $48.1 million recorded during the third quarter of fiscal 2008. The net costs recorded during fiscal 2008 include severance and severance-related benefits which were communicated to the affected employees before January 3, 2009 and estimated costs that were both probable and estimable for employees who were notified after January 3, 2009.

Cadence provides severance and termination benefits according to the varying regulations in the jurisdictions and countries in which Cadence operates. In accordance with these regulations, termination benefits of approximately $15.4 million were paid to employees before January 3, 2009 and termination benefits of approximately $29.7 million will be paid after January 3, 2009. Cadence expects to pay substantially all benefits by January 2, 2010.

The following table presents activity for the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, December 29, 2007	$ ----	$ ----	$	----	$	----
Restructuring and other charges, net	44,272	2,286		140		46,698
Non-cash charges (credits)	----	4		----		4
Cash payments	(15,415)	(126)		(59)		(15,600)
Effect of foreign currency translation	810	----		3		813

Balance, January 3, 2009	$29,667	$2,164		$84		$31,915

Other Restructuring Plans

The following table presents activity for fiscal 2006, fiscal 2007 and fiscal 2008 associated with the Other Restructuring Plans:

	Severance
	and		Excess
	Benefits		Facilities	Total
	(In thousands)

Balance, December 31, 2005		$102	$34,806	$34,908
Restructuring and other charges (credits), net		(106)	(691)	(797)
Non-cash charges		----	194	194
Cash payments		(1)	(5,870)	(5,871)
Effect of foreign currency translation		5	2,861	2,866

Balance, December 30, 2006	$	----	$31,300	$31,300
Restructuring and other charges (credits), net		----	(9,686)	(9,686)
Non-cash charges		----	245	245
Cash payments		----	(12,373)	(12,373)
Effect of foreign currency translation		----	719	719

Balance, December 29, 2007	$	----	$10,205	$10,205
Restructuring and other charges (credits), net		----	(251)	(251)
Non-cash charges		----	275	275
Cash payments		----	(2,750)	(2,750)
Effect of foreign currency translation		----	(1,220)	(1,220)

Balance, January 3, 2009	$	----	$6,259	$6,259

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

NOTE 8.	BALANCE SHEET COMPONENTS

A summary of balance sheet components as of January 3, 2009 and December 29, 2007 is as follows:

	2008	2007
	(In thousands)

Receivables, net:
Accounts receivable	$130,990	$99,991
Installment contract receivables — current	175,199	229,115

Total receivables	306,189	329,106
Less: Allowance for doubtful accounts	(5,608)	(1,089)
Less: Allowance for sales returns	(1,916)	(1,806)

Receivables, net	$298,665	$326,211

Inventories:
Raw materials	$10,135	$13,845
Finished goods	15,095	8,639
Rental	3,235	8,519

Inventories	$28,465	$31,003

Prepaid Expenses and Other:
Prepaid expenses and other	$40,238	$36,299
Deferred income taxes	15,085	57,937

Prepaid expenses and other	$55,323	$94,236

Property, Plant and Equipment:
Computer equipment and related software	$585,602	$596,769
Buildings	99,675	80,612
Land	61,406	60,857
Leasehold and building improvements	75,555	72,045
Furniture and fixtures	42,352	51,492
Equipment	64,345	64,148
Assets not ready to be placed in service	48,036	38,220

Total cost	976,971	964,143
Less: Accumulated depreciation and amortization	(625,010)	(624,680)

Property, plant and equipment, net	$351,961	$339,463

Other Assets:
Deferred income taxes	$72,040	$210,139
Prepaid tax on inter-company royalties	425	8,346
Non-qualified deferred compensation assets	43,515	54,150
Non-marketable securities	18,685	26,221
Purchased software technology, net	5,267	5,834
Other long-term assets	22,449	22,141

Other assets	$162,381	$326,831

	2008	2007
	(In thousands)

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$124,686	$155,755
Accounts payable	33,205	17,007
Income taxes payable — current	9,844	15,273
Other accrued liabilities	93,364	101,899

Accounts payable and accrued liabilities	$261,099	$289,934

Other Long-term Liabilities:
Income taxes payable — long-term	$288,021	$259,815
Non-qualified deferred compensation liability	43,476	53,949
Installment contracts liabilities	16,077	----
Long-term acquisition-related holdbacks and payments	3,522	13,685
Other long-term liabilities	30,908	41,493

Other long-term liabilities	$382,004	$368,942

NOTE 9.	STOCK COMPENSATION PLANS

Equity Incentive Plans

Cadence’s 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, 1997 Nonstatutory Stock Incentive Plan, or 1997 Plan, and 1993 Nonstatutory Stock Incentive Plan, or 1993 Plan (the 2000 Plan, the 1997 Plan and the 1993 Plan are referred to collectively as the Nonstatutory Stock Incentive Plans), provide for the issuance of non-qualified options, restricted stock awards, restricted stock units, stock bonuses and rights to acquire restricted stock to Cadence employees and consultants who are not executive officers, directors or beneficial owners of 10% or more of Cadence common stock. The number of shares available for issuance under the 2000 Plan is 50,000,000, under the 1997 Plan is 30,000,000 and under the 1993 Plan is 24,750,000. Options granted under the Nonstatutory Stock Incentive Plans have an exercise price not less than the fair market value of the stock on the date of grant. Options granted to new employees become exercisable over a period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter. Options granted to current employees become exercisable over a period of up to four years, generally vesting in 48 equal monthly installments. Options granted under the Nonstatutory Stock Incentive Plans before October 1, 2006 generally expire ten years from the date of grant. Options granted under the Nonstatutory Stock Incentive Plans after October 1, 2006 generally expire seven years from the date of grant. Restricted stock awards and restricted stock units, collectively referred to as restricted stock, granted under the Nonstatutory Stock Incentive Plans vest at times and in installments approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.

Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and restricted stock awards. The number of shares available for issuance under the 1987 Plan is 75,370,100 shares, of which only 5,000,000 shares may be issued pursuant to restricted stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years. Options granted under the 1987 Plan before October 1, 2006 generally expire ten years from the date of grant. Options granted under the 1987 Plan after October 1, 2006 generally expire seven years from the date of grant. Restricted stock awards granted under the 1987 Plan vest at times and in installments set forth in the 1987 Plan and approved by the Board of Directors or its Compensation Committee, on the basis of continued employment, passage of time and/or performance criteria.

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

Employee Stock Purchase Plan (ESPP)

In November 1998, the Board of Directors adopted, and the Cadence stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, which amended and restated the 1990 Employee Stock Purchase Plan, or the ESPP. Subsequent amendments approved by the Board of Directors and Cadence stockholders increased the number of shares of common stock authorized for issuance under the ESPP to 54,000,000 shares.

Under the ESPP and through the January 31, 2009 purchase date, a majority of Cadence’s employees could purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of the applicable offering period, in an amount up to 12% of their annual base earnings plus bonuses and commissions, subject to a limit in any calendar year of $25,000 worth of common stock. The offering periods are six months with a corresponding six month purchase period. New offerings begin on each February 1st and August 1st, and those offerings run consecutively. The purchase dates under the ESPP are January 31st and July 31st of each year.

On January 30, 2009, since Cadence did not have a sufficient number of authorized common stock available under the ESPP to permit all ESPP participants to purchase Cadence’s common stock in the full amount that had been set aside for them through their contributions, Cadence allocated the purchase on a pro rata basis and refunded the excess contributions. The continuation of the ESPP is contingent upon stockholder approval of additional shares of Cadence’s common stock authorized under the ESPP.

Under the ESPP, the Cadence Board of Directors has the discretion to designate the percentage and maximum dollar amount that may be withheld from the ESPP participants’ annual base earnings plus bonuses and commissions for a particular offering period, and the Cadence Board of Directors may modify such percentage and maximum dollar amount from time to time. If additional issuances of common stock are approved by the stockholders, under the rules currently in effect, the ESPP participants would be entitled to purchase Cadence common stock under the ESPP: (i) for the offering period commencing February 1, 2009, in an amount not to exceed the lower of (A) $7,058.82 or (B) the difference between (x) $25,000 and (y) the aggregate amount of Cadence’s common stock purchased on January 31, 2009 under the ESPP; and (ii) for the offering period commencing August 1, 2009 and thereafter, in an amount not to exceed $7,058.82 in any calendar year. In addition, contributions made by ESPP participants under the ESPP may not exceed 5% of their annual base earnings plus bonuses and commissions.

NOTE 10.	STOCK-BASED COMPENSATION

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Consolidated Statements of Operations in connection with stock options, restricted stock and the ESPP during fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007	2006
	(In thousands)

Stock options	$30,506	$37,769	$48,288
Restricted stock and stock bonuses	36,233	52,459	46,488
ESPP	14,535	11,187	9,210

Total stock-based compensation expense	$81,274	$101,415	$103,986

Income tax benefit.	$3,707	$32,442	$31,895

Stock-based compensation expense is reflected throughout Cadence’s costs and expenses during fiscal 2008, fiscal 2007 and fiscal 2006 as follows:

	2008	2007	2006
	(In thousands)

Cost of product	$195	$179	$183
Cost of services	4,312	3,878	3,951
Cost of maintenance	2,758	2,484	2,533
Marketing and sales	17,353	22,170	23,929
Research and development	36,695	46,339	50,909
General and administrative	19,961	26,365	22,481

Total stock-based compensation expense	$81,274	$101,415	$103,986

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007	2006
	(In thousands)

Dividend yield	None	None	None
Expected volatility	57.5%	23.4%	24.2%
Risk-free interest rate	2.37%	4.66%	4.80%
Expected life (in years)	4.6	4.4	5.1
Weighted average fair value of options granted	$3.27	$5.16	$5.58

The decrease in Cadence’s expected life assumption from 5.1 years during fiscal 2006 to 4.4 years during fiscal 2007 is primarily due to the decrease in the contractual life from 10 to 7 years for substantially all options granted after October 1, 2006. Options granted to non-employee members of our Board of Directors have a 10-year term.

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2008 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Dollars and shares in thousands)

Options outstanding as of December 29, 2007	41,175	$16.26	5.1	$98,203
Acquired options	172	$0.33
Granted	3,268	$7.71
Exercised	(660)	$5.16
Canceled and forfeited	(5,251)	$18.27

Options outstanding as of January 3, 2009	38,704	$15.39	4.5	$3,175

Options vested as of January 3, 2009	34,558	$15.82	4.2	$1,499

Options vested as of January 3, 2009 and options expected to vest after January 3, 2009	38,076	$15.49	4.4	$2,783

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $14.4 million as of January 3, 2009, which will be recognized over the remaining weighted average vesting period of 1.1 years. The total intrinsic value of options exercised was $3.8 million during fiscal 2008, $113.7 million during fiscal 2007 and $55.9 million during fiscal 2006. Cash received from stock option exercises was $3.6 million during fiscal 2008, $211.5 million during fiscal 2007 and $114.9 million during fiscal 2006.

In October 2008, certain executive officers resigned from their positions at Cadence. Pursuant to the resignations and the terms of the respective employment agreements of these executive officers, stock options have either been accelerated or forfeited. Cadence recorded additional stock-based compensation expense of $6.5 million relating to the accelerated vesting of these stock options.

Restricted Stock and Stock Bonuses

Generally, restricted stock, which includes restricted stock awards and restricted stock units, vests over three to four years and is subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that the vesting of the shares depends not only upon the completion of the required period of service, but also on the satisfaction of certain predetermined performance goals. Each period, Cadence estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In July 2008, Cadence modified the performance goals related to its performance-based restricted stock. On the modification date, Cadence evaluated the probability of achievement of both the original performance goals and the modified performance goals. For the performance-based restricted stock in which the original performance goal was unlikely to be achieved, Cadence reversed the previously recorded stock-based compensation expense of $6.5 million, calculated the fair value of the restricted stock on the modification date, and recorded the stock-based compensation expense to the extent that the modified performance goals were expected to be achieved over the remaining weighted average requisite service period of 1.0 years. The fair value of the modified performance-based restricted stock was $6.2 million, or $7.34 per share. In the case of performance-based restricted stock grants for which both the original performance goal and the modified performance goal were determined to be likely to be achieved, the original grant date fair value will continue to be recorded as stock-based compensation expense as if no modification had occurred.

In October 2008, certain executive officers resigned from their positions with Cadence. As a result of those resignations and the terms of the respective employment agreements of those executive officers, the performance-based restricted stock either was forfeited or will be subject to vesting according to the terms of those agreements. Cadence recorded additional stock-based compensation expense relating to accelerated vesting of certain portions of some of the affected performance-based restricted stock, which was partially offset by the reversal of previously recorded stock-based compensation expense relating to the performance-based restricted stock that were forfeited. Cadence also recorded an additional expense related to the acceleration of restricted stock that was not performance-based in connection with the executive officer resignations.

Cadence recorded a net credit to stock-based compensation expense of $1.0 million during fiscal 2008 related to these performance-based restricted stock grants, primarily due to the modifications and accelerations noted above. Cadence recorded stock-based compensation expense of $7.4 million during fiscal 2007 and $4.4 million during fiscal 2006 related to these performance-based restricted stock grants.

A summary of the changes in restricted stock awards outstanding under Cadence’s equity incentive plans during fiscal 2008 is presented below:

			Weighted Average
		Weighted Average	Remaining
		Grant Date	Contractual Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(Dollars and shares in thousands)

Non-vested shares as of December 29, 2007	5,457	$17.78		$92,930
Granted	5,120	$8.04
Vested	(2,213)	$16.69
Forfeited	(1,413)	$15.42

Non-vested shares as of January 3, 2009	6,951	$11.43	2.7	$26,691

Non-vested shares expected to vest after January 3, 2009	6,063	$11.60	2.7	$23,283

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants of $57.5 million as of January 3, 2009, which will be recognized over the remaining weighted average vesting period of 2.5 years. The total fair value of restricted stock that vested was $15.2 million during fiscal 2008, $61.3 million during fiscal 2007 and $36.7 million during fiscal 2006.

A summary of the changes in restricted stock units outstanding under Cadence’s equity incentive plans during fiscal 2008 is presented below:

			Weighted Average
		Weighted Average	Remaining
		Grant Date	Contractual Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(Dollars and shares in thousands)

Non-vested shares as of December 29, 2007	----	$ ----		$ ----
Granted	905	$7.71
Vested	----	$ ----
Forfeited	(44)	$10.48

Non-vested shares as of January 3, 2009	861	$7.56	3.2	$3,306

Non-vested shares expected to vest after January 3, 2009	731	$7.52	3.2	$2,806

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants of $5.3 million as of January 3, 2009, which will be recognized over the remaining weighted average vesting period of 3.3 years.

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock. Each period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The stock-based compensation expense related to this performance-based bonus plan for fiscal 2008, fiscal 2007 and fiscal 2006 was as follows:

	2008	2007	2006
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$5,957	$9,565	$8,679

The dollar amount earned under this bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the plan is based on the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. Cadence agreed to make the fiscal 2008 payments in cash under this performance-based bonus plan. Under the terms of this performance-based bonus plan, future payments may be made in cash or stock. Cash paid and shares issued related to these performance-based bonus plans and the fair value of shares issued for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008		2007		2006
	(In thousands)

Cash paid for performance-based bonus plan		$5,626	$	----	$	----
Shares issued for performance-based bonus plan		----		421		302
Fair value of shares issued for performance-based bonus plan	$	----		$8,673		$5,088

Cumulative effect of change in accounting principle, net of tax

During fiscal 2006, a non-cash benefit of $0.4 million for estimated forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time cumulative effect of change in accounting principle, net of tax. Pursuant to APB No. 25, stock-based compensation expense was not previously reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Employee Stock Purchase Plan (ESPP)

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007	2006
	(In thousands)

Dividend yield	None	None	None
Expected volatility	48.0%	24.6%	24.0%
Risk-free interest rate	1.95%	5.08%	4.89%
Expected life (in years)	0.5	0.5	1.1
Weighted average fair value of options granted	$2.40	$4.74	$4.32

Shares of common stock issued under the ESPP for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

	2008	2007	2006
	(In thousands, except per share amounts)

Cadence shares purchased under the ESPP	6,076	3,200	3,640
Cash received for the purchase of shares under the ESPP	$44,547	$43,964	$41,619
Weighted-average purchase price per share	$7.33	$13.74	$11.43

Reserved for Future Issuance

As of January 3, 2009, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)

Employee equity incentive plans*	47,417
Shares reserved for 2023 convertible notes conversion	11
Warrants related to 2011 and 2013 convertible notes	23,640
Employee stock purchase plans**	6,057
Directors stock option plans*	2,307

Total	79,432

*	Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock unit grants, (iii) outstanding but unexercised options to purchase common stock, and (iv) unvested restricted stock units.

**	On January 30, 2009, Cadence issued substantially all of these remaining authorized shares. The continuation of the ESPP is contingent on stockholder approval to increase the number of authorized shares under the ESPP.

NOTE 11. STOCK REPURCHASE PROGRAMS

As of January 3, 2009, Cadence’s Board of Directors had authorized the following programs to repurchase shares of Cadence’s common stock in the open market:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)

August 2001	$500,000	$ ----
February 2006	500,000	----
December 2006	500,000	----
February 2008	500,000	354,386
August 2008	500,000	500,000

The table below presents the shares repurchased under Cadence’s stock repurchase programs during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006
	(In thousands)

Shares repurchased	27,034	19,400	27,917
Total cost of repurchased shares	$273,950	$399,490	$494,088

NOTE 12. NET INCOME (LOSS) PER SHARE

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

Cadence accounts for the effect of the 2023 Notes in the diluted net income per share calculation using the if-converted method of accounting. Under that method, the 2023 Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.65, and amortization of transaction fees, net of taxes, related to the 2023 Notes is added back to net income.

EITF No. 04-08 requires Cadence to include in diluted earnings per share the shares of Cadence’s common stock into which the Convertible Senior Notes may be converted. However, since the Convertible Senior Notes meet the qualification of an Instrument C under EITF No. 90-19 and because cash will be paid for the principal amount of the obligation upon conversion, the only shares that will be considered for inclusion in diluted net income per share are those relating to the excess of the conversion premium over the principal amount, using the “if-converted” method. As of January 3, 2009, no shares are included in diluted earnings per share, or EPS, for the Convertible Senior Notes.

The calculations for basic and diluted net income (loss) per share for fiscal 2008, fiscal 2007 and fiscal 2006 are as follows:

	2008	2007	2006
	(In thousands, except per share amounts)

Net income (loss) before cumulative effect of change in accounting principle	$(1,854,038)	$296,252	$142,174
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	----	876	1,565

Net income (loss) before cumulative effect of change in accounting principle, as adjusted	$(1,854,038)	$297,128	$143,739

Net income (loss) after cumulative effect of change in accounting principle	$(1,854,038)	$296,252	$142,592
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	----	876	1,565

Net income (loss) after cumulative effect of change in accounting principle, as adjusted	$(1,854,038)	$297,128	$144,157

Weighted average common shares:
Weighted average common shares used to calculate basic net income (loss) per share	254,323	271,455	279,354
2023 Convertible notes	----	14,721	26,438
Options	----	7,485	4,699
Restricted stock and ESPP shares	----	1,930	1,966

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	254,323	295,591	312,457

Basic net income (loss) per share:
Net income (loss) per share before cumulative effect of change in accounting principle	$(7.29)	$1.09	$0.51

Net income (loss) per share after cumulative effect of change in accounting principle	$(7.29)	$1.09	$0.51

Diluted net income (loss) per share:
Net income (loss) per share before cumulative effect of change in accounting principle	$(7.29)	$1.01	$0.46

Net income (loss) per share after cumulative effect of change in accounting principle	$(7.29)	$1.01	$0.46

The following table presents the potential shares of Cadence common stock outstanding for fiscal 2008, fiscal 2007 and fiscal 2006 which were not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive:

	2008	2007	2006
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2018)	38,704	12,642	24,077
Non-vested shares of restricted stock	7,812	----	----
2023 Notes	11	----	----
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	----	14,717	14,717

Total potential common shares excluded	70,167	50,999	62,434

NOTE 13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income (loss) during fiscal 2008, fiscal 2007 and fiscal 2006 was as follows:

	2008	2007	2006
	(In thousands)

Net income (loss)	$(1,854,038)	$296,252	$142,592
Foreign currency translation gain (loss)	7,658	13,477	(4,862)
Realized foreign currency translation loss on liquidation of subsidiary (Note 2)	9,921	----	----
Changes in unrealized holding gains and losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and related tax effects (Note 2)	(1,368)	(4,545)	(6,527)
Other	774	(1,159)	----

Comprehensive income (loss)	$(1,837,053)	$304,025	$131,203

NOTE 14.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale to qualified institutional buyers pursuant to SEC Rule 144A of the Securities Act, or SEC Rule 144A. The indentures for the Convertible Senior Notes do not contain any financial covenants.

Cadence received net proceeds of approximately $487.0 million after transaction fees of approximately $13.0 million, including $12.0 million of underwriting discounts. A portion of the net proceeds totaling $228.5 million was used to purchase $189.6 million principal amount of Cadence’s 2023 Notes.

Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of one of the following events:

•	The price of Cadence’s common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date.

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

As of January 3, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Cadence evaluated the embedded conversion option in accordance with SFAS No. 133 and concluded that the embedded conversion option contained within the Convertible Senior Notes should not be accounted for separately because the conversion option is indexed to Cadence’s common stock and is classified as stockholders’ equity. Furthermore, Cadence evaluated the terms of the Convertible Senior Notes for a beneficial conversion feature in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and concluded there was no beneficial conversion feature at the commitment date based on the conversion rate of the Convertible Senior Notes relative to the commitment date stock price.

Interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $11.6 million as of January 3, 2009. Subsequent changes in the fair value of these hedges will not be recognized as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $7.5 million as of January 3, 2009. Subsequent changes in the fair value of these warrants will not be recognized as long as the instruments remain classified as equity. The warrants will be included in diluted EPS to the extent the impact is considered dilutive.

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

In connection with the issuance of the Convertible Senior Notes in December 2006, a portion of the proceeds were used to purchase in the open market 2023 Notes with a principal balance of $189.6 million for a total purchase price of $228.5 million. In connection with this purchase, Cadence incurred expenses of $40.8 million for the early extinguishment of debt. The loss on early extinguishment of debt included the call premium on the purchased 2023 Notes and the write-off of a portion of the unamortized deferred debt issuance costs. In August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the outstanding 2023 Note balance to $0.2 million as of January 3, 2009. Concurrently with the issuance of the 2023 Notes, Cadence entered into hedge and warrant transactions, all of which expired during fiscal 2008 and no settlement was required.

NOTE 15.	CONTINGENCIES

Legal Proceedings

From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The plaintiffs in these actions allege that Cadence and the individual defendants made statements during the class period regarding the Company’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The plaintiffs requested certification of the actions as a class action, unspecified damages and interest, the plaintiffs’ reasonable costs, including attorneys’ and experts’ fees, and unspecified equitable or injunctive relief. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence

Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. Various plaintiffs have filed motions seeking to be named lead plaintiff, and to have these complaints consolidated. Those motions are set to be heard by the Court on March 6, 2009. Cadence intends to vigorously defend these and any other securities lawsuits that may be filed.

During fiscal 2008, two derivative complaints have been filed in Santa Clara County Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the securities class action lawsuits described above, and further allege that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of Cadence against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009. Cadence is analyzing these derivative complaints and will respond to them appropriately.

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

NOTE 16.	LEASE COMMITMENTS

Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options. Rental expense was $34.7 million for fiscal 2008, $34.6 million for fiscal 2007 and $30.5 million for fiscal 2006.

As of January 3, 2009, future minimum lease payments under non-cancelable operating leases were as follows:

	Operating	Sub-lease	Net Operating
	Leases	Income	Leases
	(In thousands)

For the fiscal years:
2009	29,521	(2,404)	27,117
2010	20,208	(679)	19,529
2011	13,340	(328)	13,012
2012	9,693	(140)	9,553
2013	6,283	(48)	6,235
Thereafter	17,044	----	17,044

Total lease payments	$96,089	$(3,599)	$92,490

Of the $92.5 million in net operating lease payments, $8.4 million was accrued as part of Cadence’s restructuring plans before January 3, 2009 and will be charged against the restructuring accrual as paid.

NOTE 17. SALES OF INSTALLMENT CONTRACT RECEIVABLES

From time to time, Cadence transfers installment contract receivables on a non-recourse or limited-recourse basis to third party financial institutions. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The following table shows the amounts of accounts receivable transferred to financial institutions on a non-recourse basis during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006
	(In thousands)

Accounts receivable transferred	$56,971	$229,234	$200,837

Losses on the sale of receivables are included in General and administrative expense in the accompanying Consolidated Statements of Operations. The recorded losses are determined based on the purchasing financial institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006
	(In thousands)

Losses on sales of receivables	$4,739	$13,790	$20,257

When Cadence sells receivables, it generally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights have not been material to Cadence’s Consolidated Financial Statements.

During fiscal 2008, Cadence executed a transaction that was not deemed a true sale in accordance with SFAS No. 140. Accordingly, Cadence recorded a liability of $18.0 million due to the financial institution in its Consolidated Balance Sheet and the cash received from the financial institution is included as Cash flows from financing activities in the Consolidated Statement of Cash Flows.

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $12.2 million in 2008, $12.2 million in 2007 and $11.4 million in 2006.

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. These investments are classified as trading securities on Cadence’s Consolidated Balance Sheets and gains and losses are recognized as income (expense) in the Consolidated Statements of Operations. Net recognized gains (losses) of trading securities during fiscal 2008, fiscal 2007 and fiscal 2006 was as follows:

	2008	2007	2006
	(In thousands)

Trading Securities	$(8,916)	$7,088	$3,701

NOTE 19.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for fiscal 2008, fiscal 2007 and fiscal 2006 is as follows:

	2008		2007	2006
	(In thousands)

Cash Paid During the Year for:
Interest		$7,188	$7,523		$6,401

Income taxes, including foreign withholding tax		$33,647	$32,450		$51,930

Non-Cash Investing and Financing Activities:
Common and treasury stock issued and stock options assumed for acquisitions		$1,140	$1,841		$2,594

Common and treasury stock issued for payment under a performance-based bonus plan	$	----	$8,673		$5,088

Unrealized loss of available-for-sale securities, net of taxes		$(1,368)	$(4,545)		$(6,527)

Accrued payments for acquisition of intangibles	$	----	$12,500	$	----

Cadence adopted FIN No. 48 on December 31, 2006, the first day of fiscal 2007. The cumulative effect of adopting FIN No. 48 was reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) in the Consolidated Balance Sheet for fiscal 2007, which amounts were non-cash items in Cadence’s 2007 Statement of Cash Flows. See Note 4 above for the non-cash effects of this adoption.

NOTE 20.	OTHER INCOME (EXPENSES), NET

Other income (expenses), net, for fiscal 2008, fiscal 2007 and fiscal 2006 was as follows:

	2008	2007	2006
	(In thousands)

Interest income	$20,417	$48,118	$39,288
Gains on sale of non-marketable securities (Note 3)	1,597	6,043	19,875
Gains (losses) on available-for-sale securities (Note 3)	(7,944)	4,404	6,667
Gains (losses) on securities in Cadence’s non-qualified deferred compensation trust (Note 18)	(8,916)	7,643	6,361
Gains (losses) on foreign exchange	3,429	(2,420)	1,949
Net loss on liquidation of subsidiary	(9,327)	----	----
Equity loss from investments (Note 3)	(945)	(3,027)	(1,200)
Write-down of investments (Note 3)	(16,653)	(2,550)	(2,467)
Other income (expense)	1,499	319	(71)

Total other income (expenses), net	$(16,843)	$58,530	$70,402

The $9.3 million loss on liquidation of subsidiary is primarily attributable to currency translation adjustment losses, net of gains, previously recorded in Accumulated other comprehensive income on Cadence’s Consolidated Balance sheet for a subsidiary that was completely liquidated during fiscal 2008. There were no significant gains or losses during fiscal 2007 or fiscal 2006.

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

The following tables present a summary of revenue by geography during fiscal 2008, fiscal 2007 and fiscal 2006:

	2008	2007	2006
	(In thousands)

Americas:
United States	$435,052	$741,904	$765,120
Other Americas	32,998	34,828	31,255

Total Americas	468,050	776,732	796,375

Europe, Middle East and Africa:
Germany	52,083	63,847	88,198
Other Europe, Middle East, and Africa	178,756	233,037	196,199

Total Europe, Middle East, and Africa	230,839	296,884	284,397

Japan	204,081	342,634	247,886
Asia	135,644	198,763	155,237

Total	$1,038,614	$1,615,013	$1,483,895

No one customer accounted for 10% or more of total revenue during fiscal 2008, fiscal 2007 or fiscal 2006.

As of January 3, 2009, two customers each accounted for 11% of Cadence’s Receivables, net and Installment contract receivables. As of December 29, 2007, one customer accounted for 11% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables.

The following tables present a summary of long-lived assets by geography as of January 3, 2009, December 29, 2007, and December 30, 2006:

	2008	2007	2006
	(In thousands)

Americas:
United States	$317,879	$303,347	$325,076
Other Americas	34	67	108

Total Americas	317,913	303,414	325,184

Europe, Middle East and Africa:
Germany	1,002	1,269	1,163
Other Europe, Middle East, and Africa	6,357	7,733	8,026

Total Europe, Middle East, and Africa	7,359	9,002	9,189

Japan	6,415	1,070	797
Asia	20,274	25,977	19,405

Total	$351,961	$339,463	$354,575

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition
		Charged to	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended January 3, 2009:
Bad debt allowance	$1,089	$4,468	$ -----	$51	$5,608
Sales return allowance	1,806	----	110	----	1,916

Total	$2,895	$4,468	$110	$51	$7,524

Year Ended December 29, 2007:
Bad debt allowance	$2,067	$(655)	$ ----	$(323)	$1,089
Sales return allowance	1,737	----	69	----	1,806

Total	$3,804	$(655)	$69	$(323)	$2,895

Year Ended December 30, 2006:
Bad debt allowance	$6,896	$(4,431)	$ ----	$(398)	$2,067
Sales return allowance	4,083	----	(2,346)	----	1,737

Total	$10,979	$(4,431)	$(2,346)	$(398)	$3,804

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/  Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lip-Bu Tan, Kevin S. Palatnik and James J. Cowie, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dr. John B. Shoven Dr. John B. Shoven, Chairman of the Board of Directors	March 2, 2009

/s/ Donald L. Lucas Donald L. Lucas, Director	March 2, 2009

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli, Director	March 2, 2009

/s/ George M. Scalise George M. Scalise, Director	March 2, 2009

/s/ Roger Siboni Roger Siboni, Director	March 2, 2009

/s/ John A.C. Swainson John A.C. Swainson, Director	March 2, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
3.01		Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	08/18/1998

3.02		Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	03/27/2000

3.03		Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.01	08/01/2008

4.01		Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991

4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes Due 2023.	10-Q	001-10606	4.1	11/07/2003

4.03		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.375% Convertible Senior Notes Due 2011.	10-K	000-15867	4.03	02/23/2007

4.04		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes Due 2013.	10-K	000-15867	4.04	02/23/2007

10	.01*	The Registrant’s 1987 Stock Incentive Plan, as amended and restated July 20, 2007.	10-Q	000-15867	10.01	10/30/2007

10	.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	08/10/2004

10	.03*	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	03/16/2005

10	.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008

10	.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008

10.06		JTA Research Inc. 1998 Stock Option Plan.	S-8	333-85080	99.1	03/28/2002

10	.07*	The Registrant’s 1995 Directors Stock Option Plan.	10-K	000-15867	10.07	02/23/2007

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.08*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	DEF 14A	001-10606	Appendix A	03/25/2008

10	.09*	The Registrant’s Amended and Restated Senior Executive Bonus Plan.	DEF 14A	001-10606	Appendix B	04/03/2006

10	.10*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002, as amended and restated.	10-K	001-10606	10.10	02/26/2008

10	.11*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	03/12/2002

10	.12*	The Registrant’s 1993 Non-Statutory Stock Incentive Plan, as amended and restated February 2, 2007 and amended July 30, 2007.	10-Q	001-10606	10.02	10/30/2007

10	.13*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	02/26/2008

10	.14*	Amendments Number One and Two of the Registrant’s 2009 Deferred Compensation Plan.					X

10.15		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan.	S-8	333-87674	99.1	05/07/2002

10.16		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V.	10-Q	001-10606	10.48	08/08/1997

10	.17*	Amended and Restated Residential Lease, effective as of February 21, 2007, among 849 College Avenue, Inc., a subsidiary of the Registrant, Kevin Bushby and Elizabeth Bushby.	10-K	001-10606	10.17	02/23/2007

10	.18*	First Amendment to Amended and Restated Residential Lease, effective as of July 29, 2008, among 849 College Avenue, Inc., a subsidiary of the Registrant, Kevin Bushby and Elizabeth Bushby.	10-Q	001-10606	10.04	12/11/2008

10.19		Verplex Systems, Inc. 1998 Stock Plan.	S-8	333-108251	99.1	08/27/2003

10.20		Get2Chip.Com, Inc. 1997 Stock Option Plan.	S-8	333-104720	99.1	04/24/2003

10.21		Get2Chip.Com, Inc. 2001 Stock Plan.	S-8	333-104720	99.2	04/24/2003

10	.22*	Description of Director Health Care Benefits.	8-K	001-10606	10.1	02/11/2005

10.23		Neolinear, Inc. 2004 Stock Option Plan.	S-8	333-115351	99.1	05/10/2004

10.24		QDA, Inc. 2003 Stock Option/Stock Issuance Plan.	10-K	001-10606	10.23	04/02/2004

10	.25*	Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005.	8-K	001-10606	10.1	08/19/2005

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.26*	Schedule 3 to Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, entered into on August 17, 2005, effective as of June 1, 2007.	10-Q	001-10606	10.02	07/27/2007

10.27		Design Acceleration, Inc. 1994 Stock Plan.	S-8	333-71717	99	02/03/1999

10.28		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended.	S-8	333-69589	99.1	06/07/1999

10.29		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan.	10-K	001-10606	10.30	04/02/2004

10.30		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan.	10-K	001-10606	10.31	04/02/2004

10	.31*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	08/10/2004

10.32		eTop Design Technology, Inc. 2000 Stock Incentive Plan.	S-8	333-119335	99.1	09/28/2004

10.33		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan.	S-8	333-69589	99.5	06/07/1999

10.34		Quickturn Design Systems, Inc. 1997 Stock Option Plan.	S-8	333-69589	99.6	06/07/1999

10	.35*	Executive Release and Transition Agreement between the Registrant and Moshe Gavrielov, effective September 18, 2007.	8-K	001-10606	10.1	09/19/2007

10.36		OrCAD, Inc. 1995 Stock Option Plan.	S-8	333-85591	99.2	08/19/1999

10.37		Diablo Research Company LLC 1997 Stock Option Plan.	S-8	333-93609	99.1	12/27/1999

10	.38*	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated.	10-Q	001-10606	10.04	10/30/2007

10	.39*	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	10/30/2007

10.40		Simplex Solutions, Inc. 1995 Stock Plan, as amended.	S-8	333-88390	99.1	07/03/2002

10.41		Simplex Solutions, Inc. 2001 Incentive Stock Plan.	S-8	333-88390	99.2	07/03/2002

10.42		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan.	S-8	333-88390	99.3	07/03/2002

10.43		Altius Solutions, Inc. 1999 Stock Plan.	S-8	333-88390	99.4	07/03/2002

10	.44*	Summary of Non-Employee Director Compensation.	10-Q	001-10606	10.01	07/27/2007

10	.45*	Summary of Non-Employee Director Cash Compensation.	8-K	001-10606	10.2	08/19/2005

10.46		CadMOS Design Technology, Inc. 1997 Stock Option Plan.	S-8	333-56898	99.1	03/12/2001

10.47		CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan.	S-8	333-56898	99.2	03/12/2001

10.48		DSM Technologies, Inc. 2000 Stock Option Plan.	S-8	333-82044	99.1	02/04/2002

		Incorporated by Reference
Exhibit				Exhibit		Provided
Number	Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.49	Silicon Perspective Corporation 1997 Stock Option Plan.	S-8	333-75874	99.1	12/21/2001

10.50	The Registrant’s SPC Plan, effective December 20, 2001.	10-K	001-10606	10.65	03/12/2002

10.51	BTA Technology, Inc. 1995 Stock Option Plan.	S-8	333-102648	99.1	01/22/2003

10.52	BTA-Ultima, Inc. 1995 Stock Option Plan.	S-8	333-102648	99.2	01/22/2003

10.53	BTA Technology, Inc. 1999 Stock Option Plan.	S-8	333-102648	99.3	01/22/2003

10.54	Celestry Design Technologies, Inc. 2001 Stock Option Plan.	S-8	333-102648	99.4	01/22/2003

10.55	Celestry Design Technologies, Inc. 2001 Executive Stock.	S-8	333-102648	99.5	01/22/2003

10.56	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	04/12/2005

10.57	Verisity Ltd. 1999 Israeli Share Option Plan.	S-8	333-124025	99.2	04/12/2005

10.58	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan.	S-8	333-124025	99.3	04/12/2005

10.59	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999).	S-8	333-124025	99.4	04/12/2005

10.60	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	04/12/2005

10.61	Amended and Restated Axis Systems Inc. 1997 Stock Plan.	S-8	333-124025	99.6	04/12/2005

10.62	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.84	02/23/2007

10.63	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.85	02/23/2007

10.64	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.86	02/23/2007

10.65	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.87	02/23/2007

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.66		Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.88	02/23/2007

10.67		Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.89	02/23/2007

10.68		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.90	02/23/2007

10.69		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.91	02/23/2007

10.70		Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.92	02/23/2007

10.71		Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.93	02/23/2007

10.72		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.94	02/23/2007

10.73		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.95	02/23/2007

10.74		Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	09/05/2007

10.75		Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	03/24/2008

10	.76*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.77*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Michael J. Fister.	10-Q	001-10606	10.05	12/11/2008

10	.78*	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Michael J. Fister.	10-Q	001-10606	10.06	12/11/2008

10	.79*	Employment Agreement, effective as of July 29, 2008, between the Registrant and William Porter.	10-Q	001-10606	10.07	12/11/2008

10	.80*	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and William Porter.	10-Q	001-10606	10.08	12/11/2008

10	.81*	Agreement, effective as of October 15, 2008, between the Registrant and William Porter.	10-Q	001-10606	10.09	12/11/2008

10	.82*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin Bushby.	10-Q	001-10606	10.10	12/11/2008

10	.83*	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.	10-Q	001-10606	10.11	12/11/2008

10	.84*	Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.	10-Q	001-10606	10.12	12/11/2008

10	.85*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James S. Miller, Jr.	10-Q	001-10606	10.13	12/11/2008

10	.86*	Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.	10-Q	001-10606	10.14	12/11/2008

10	.87*	Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.	10-Q	001-10606	10.15	12/11/2008

10	.88*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin S. Palatnik.	10-Q	001-10606	10.16	12/11/2008

10	.89*	Employment Agreement, effective as of April 1, 2008, between the Registrant and R.L. Smith McKeithen.	10-Q	001-10606	10.01	04/25/2008

10	.90*	Amended and Restated First Amendment to Employment Agreement, effective as of October 15, 2008, between the Registrant and R.L. Smith McKeithen.	10-Q	001-10606	10.17	12/11/2008

10	.91*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.					X

10	.92*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.					X

Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.93*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.					X

10	.94*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Thomas A. Cooley.					X

10	.95*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.					X

10	.96*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.					X

21.01		Subsidiaries of the Registrant.					X

23.01		Independent Registered Public Accounting Firm’s Consent.					X

31.01		Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02		Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01		Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02		Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.