Form 10-Q
period 2009-04-04
CADENCE DESIGN SYSTEMS INC
filed 2009-05-01
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No  X

On April 4, 2009, 263,510,277 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	April 4,	January 3,
	2009	2009
		As Adjusted
		(Note 2)

Current Assets:
Cash and cash equivalents	$554,404	$568,255
Short-term investments	3,634	3,840
Receivables, net of allowances of $10,743 and $7,524, respectively	245,689	298,665
Inventories	29,145	28,465
Prepaid expenses and other	55,263	54,765

Total current assets	888,135	953,990
Property, plant and equipment, net of accumulated depreciation of $613,180 and $625,010, respectively	336,533	354,852
Acquired intangibles, net of accumulated amortization of $112,396 and $134,688, respectively	42,282	49,082
Installment contract receivables, net of allowances of $5,339 and $0, respectively	103,820	160,742
Other assets	144,368	161,187

Total Assets	$1,515,138	$1,679,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$182,388	$261,099
Current portion of deferred revenue	269,224	303,111

Total current liabilities	451,612	564,210

Long-Term Liabilities:
Long-term portion of deferred revenue	126,433	130,354
Convertible notes	421,359	416,572
Other long-term liabilities	368,049	382,004

Total long-term liabilities	915,841	928,930

Contingencies (Note 9)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,663,400	1,659,302
Treasury stock, at cost	(554,857)	(695,152)
Accumulated deficit	(992,290)	(814,679)
Accumulated other comprehensive income	31,432	37,242

Total stockholders’ equity	147,685	186,713

Total Liabilities and Stockholders’ Equity	$1,515,138	$1,679,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
		As Adjusted
		(Note 2)

Revenue:
Product	$87,523	$139,754
Services	29,207	32,196
Maintenance	89,572	98,800

Total revenue	206,302	270,750

Costs and Expenses:
Cost of product	7,671	12,001
Cost of services	24,045	25,193
Cost of maintenance	12,461	14,540
Marketing and sales	74,890	93,034
Research and development	94,692	125,356
General and administrative	38,339	37,708
Amortization of acquired intangibles	3,140	5,760
Restructuring and other charges (credits)	(520)	----
Write-off of acquired in-process technology	----	600

Total costs and expenses	254,718	314,192

Loss from operations	(48,416)	(43,442)
Interest expense	(7,048)	(6,914)
Other income (expense), net	(6,149)	5,763

Loss before provision (benefit) for income taxes	(61,613)	(44,593)
Provision (benefit) for income taxes	1,644	(11,451)

Net loss	$(63,257)	$(33,142)

Basic and diluted net loss per share	$(0.25)	$(0.13)

Weighted average common shares outstanding – basic and diluted	254,302	262,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
		As Adjusted
		(Note 2)

Cash and Cash Equivalents at Beginning of Period	$568,255	$1,062,920

Cash Flows from Operating Activities:
Net loss	(63,257)	(33,142)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	26,257	32,398
Amortization of debt discount and fees	5,029	4,503
Stock-based compensation	12,728	21,590
Equity in loss from investments, net	146	333
(Gain) loss on investments, net	6,368	(224)
Gain on sale and leaseback of land and buildings	(122)	(535)
Write-down of investment securities	3,993	5,401
Write-off of acquired in-process technology	----	600
Impairment of property, plant and equipment	3,429	1,097
Deferred income taxes	(3,073)	----
Proceeds from the sale of receivables, net	3,458	15,660
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	9,818	(142)
Other non-cash items	(8,147)	(22)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	31,932	(20,431)
Installment contract receivables	57,767	42,600
Inventories	(665)	1,281
Prepaid expenses and other	172	(3,546)
Other assets	7,083	(4,344)
Accounts payable and accrued liabilities	(63,736)	(80,931)
Deferred revenue	(31,581)	19,622
Other long-term liabilities	(4,937)	(20,849)

Net cash used for operating activities	(7,338)	(19,081)

Cash Flows from Investing Activities:
Proceeds from the sale of long-term investments	----	3,250
Purchases of property, plant and equipment	(14,818)	(24,595)
Purchases of software licenses	----	(375)
Investment in venture capital partnerships and equity investments	(1,150)	----
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(3,543)	(5,560)

Net cash used for investing activities	(19,511)	(27,280)

Cash Flows from Financing Activities:
Principal payments on receivable financing	(796)	----
Tax benefit from employee stock transactions	----	95
Proceeds from issuance of common stock	19,521	25,485
Stock received for payment of employee taxes on vesting of restricted stock	(659)	(2,207)
Purchases of treasury stock	----	(216,236)

Net cash provided by (used for) financing activities	18,066	(192,863)

Effect of exchange rate changes on cash and cash equivalents	(5,068)	1,849

Decrease in cash and cash equivalents	(13,851)	(237,375)

Cash and Cash Equivalents at End of Period	$554,404	$825,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

During the three months ended April 4, 2009, Cadence adopted FASB Staff Position, or FSP, No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 2 for additional information and disclosures regarding Cadence’s adoption of FSP APB 14-1.

During the three months ended April 4, 2009, Cadence adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. This adoption did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows. See Note 4 for additional disclosures as a result of Cadence’s adoption of SFAS No. 157.

NOTE 2.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Cadence received net proceeds of approximately $487.2 million after issuance costs of approximately $12.8 million, including $12.0 million of underwriting discounts. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of one of the following events:

•	The price of Cadence’s common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or

•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the last reported sale price of Cadence’s common stock and (ii) the conversion rate on that date.

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. Cadence may not redeem the Convertible Senior Notes prior to maturity.

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

As of April 4, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $11.9 million as of April 4, 2009. Subsequent changes in the fair value of these hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $7.3 million as of April 4, 2009. Subsequent changes in the fair value of these warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is considered dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. Cadence received net proceeds of $406.4 million after issuance costs of $13.6 million that were recorded in Other long-term assets and were amortized as interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the balance of the outstanding 2023 Notes to $0.2 million.

Adoption of FSP APB 14-1

During the three months ended April 4, 2009, Cadence was required to adopt FSP APB 14-1, which requires issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to the Convertible Senior Notes, but it does not apply to the 2023 Notes. Prior to the adoption of FSP APB 14-1, the liability of the Convertible Senior Notes was carried at its principal value and only the contractual interest expense was recognized in Cadence’s Condensed Consolidated Statements of Operations. Because FSP APB 14-1 requires retrospective adoption, Cadence was required to adjust all periods for which the Convertible Senior Notes were outstanding before the date of adoption.

Upon adoption of FSP APB 14-1 and effective as of the issuance date of the Convertible Senior Notes, Cadence recorded $120.1 million of the principal amount to equity, representing a debt discount for the difference between Cadence’s estimated nonconvertible debt borrowing rate of 6.3% at the time and the coupon rate of the Convertible Senior Notes. This debt discount is amortized as interest expense over the contractual terms of the 2011 Notes and the 2013 Notes, respectively, using the effective interest method. In addition, Cadence allocated $3.1 million of the issuance costs to the equity component of the Convertible Senior Notes and the remaining $9.7 million of the issuance costs to the debt component of the Convertible Senior Notes. The issuance costs were allocated pro rata based on their initial carrying amounts. The $9.7 million of debt issuance costs allocated to the debt component is amortized as interest expense over the respective contractual terms of the Convertible Senior Notes using the effective interest method.

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible Senior Notes as of April 4, 2009 and January 3, 2009 were as follows:

	As of
	April 4,	January 3,
	2009	2009
		As Adjusted
	(In thousands)

Equity component of Convertible Senior Notes	$116,993	$116,993

Principal amount of Convertible Senior Notes	$500,000	$500,000
Unamortized discount of Convertible Senior Notes	(78,819)	(83,606)

Liability component of Convertible Senior Notes	$421,181	$416,394

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes for the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
		As Adjusted
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%
Contractual interest expense	$1,791	$1,791
Amortization of debt discount	$4,787	$4,464
Capitalized interest associated with the amortization of debt discount	$(160)	$(336)

As of April 4, 2009, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes.

Cadence’s retrospective adoption of FSP APB 14-1 resulted in the following adjustments to Cadence’s Condensed Consolidated Balance Sheet as of January 3, 2009:

	As of January 3, 2009
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands)

Current assets	$954,548		$(558	)(A)	$953,990
Property, plant and equipment, net	351,961		2,891	(B)	354,852
Acquired intangibles, net	49,082		----		49,082
Installment contract receivables	160,742		----		160,742
Other assets	162,381		(1,194	)(C)	161,187

Total Assets	$1,678,714		$1,139		$1,679,853

Current liabilities	$564,210	$	----		$564,210
Long-Term Liabilities:
Long-term portion of deferred revenue	130,354		----		130,354
Convertible notes	500,178		(83,606	)(D)	416,572
Other long-term liabilities	382,004		----		382,004

Total long-term liabilities	1,012,536		(83,606)		928,930

Stockholders’ Equity:
Common stock and capital in excess of par value	1,562,079		97,223	(E)	1,659,302
Treasury stock, at cost	(695,152)		----		(695,152)
Retained earnings	(802,201)		(12,478	)(F)	(814,679)
Accumulated other comprehensive income	37,242		----		37,242

Total stockholders’ equity	101,968		84,745		186,713

Total Liabilities and Stockholders’ Equity	$1,678,714		$1,139		$1,679,853

Cadence’s retrospective adoption of FSP APB 14-1 resulted in the following adjustments to Cadence’s Condensed Consolidated Statement of Operations for the three months ended March 29, 2008:

	Three Months Ended March 29, 2008
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$270,750	$	----		$270,750
Costs and expenses	314,192		----		314,192

Loss from operations	(43,442)		----		(43,442)

Interest expense	(2,995)		(3,919	)(G)	(6,914)
Other income, net	5,763		----		5,763

Loss before benefit for income taxes	(40,674)		(3,919)		(44,593)
Benefit for income taxes	(11,451)		----		(11,451)

Net loss	$(29,223)		$(3,919)		$(33,142)

Basic net loss per share	$(0.11)				$(0.13)

Diluted net loss per share	$(0.11)				$(0.13)

(A)	This amount represents the cumulative adjustments to the current portion of debt issuance costs associated with the Convertible Senior Notes.

(B)	This amount represents the cumulative capitalized interest related to the amortization of debt discount.

(C)	This amount represents the cumulative adjustments to the long-term portion of debt issuance costs associated with the Convertible Senior Notes and the cumulative impact on the net deferred tax assets related to the amortization of debt discount.

(D)	This amount represents the remaining unamortized debt discount on the Convertible Senior Notes.

(E)	This amount represents the equity component of the Convertible Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of debt discount.

(F)	This amount represents the cumulative Net loss impact of the amortization of debt discount and the associated tax adjustments since inception of the Convertible Senior Notes.

(G)	This amount represents the amortization of debt discount, net of the decrease in interest expense associated with the debt issuance costs.

Cadence’s retrospective adoption of FSP APB 14-1 does not affect Cadence’s balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2008.

Cadence’s retrospective adoption of FSP APB 14-1 resulted in the following adjustments to Cadence’s Statements of Stockholders’ Equity:

	Common Stock and	Retained Earnings
	Capital in Excess of	(Accumulated
	Par Value	Deficit)
	(In thousands)

Balance, December 30, 2006, as reported	$1,398,899	$832,763
Equity component of Convertible Senior Notes	120,073	----
Equity component of debt issuance costs	(3,080)	----
Amortization of debt discount, net of capitalized interest	----	(527)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	----	(44)
Tax adjustments	(7,634)	234

Balance, December 30, 2006, as adjusted	$1,508,258	$832,426
Fiscal 2007 equity activity as previously reported	117,594	329,678
Amortization of debt discount, net of capitalized interest	----	(16,589)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	----	703
Tax adjustments	(5,976)	6,422

Balance, December 29, 2007, as adjusted	$1,619,876	$1,152,640
Fiscal 2008 equity activity as previously reported	45,586	(1,964,642)
Amortization of debt discount, net of capitalized interest	----	(16,460)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	----	672
Tax adjustments	(6,160)	13,111

Balance, January 3, 2009, as adjusted	$1,659,302	$(814,679)

Upon adoption of FSP ABP 14-1 and effective as of the issuance date of the Convertible Senior Notes, Cadence recorded, as adjustments to Common stock and capital in excess of par value, deferred taxes for the differences in the financial statement and tax basis that resulted from allocating $120.1 million of the principal amount of the Convertible Senior Notes to equity and from allocating $3.1 million of the associated issuance costs to equity. In subsequent periods, Cadence reduced the deferred taxes to reflect the tax effect of the amortization of debt discount, net of capitalized interest, and of the debt issuance costs. Cadence also recorded tax adjustments to reverse previously recorded tax benefits from the Convertible Senior Notes to Common stock and capital in excess of par value and to Retained earnings (Accumulated deficit).

NOTE 3.	STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock awards and restricted stock units. Restricted stock awards and restricted stock units are referred to as restricted stock in this Quarterly Report on Form 10-Q. In addition, the 1995 Directors Stock Option Plan, or the 1995 Directors Plan, provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP for the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)

Stock options	$3,142	$7,519
Restricted stock and stock bonuses	8,286	11,164
ESPP	1,300	2,907

Total stock-based compensation expense	$12,728	$21,590

Income tax benefit	$402	$6,060

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the Black-Scholes option pricing model for the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Dividend yield	None	None
Expected volatility	66.9%	45.0%
Risk-free interest rate	1.87%	2.51%
Expected life (in years)	4.5	4.5
Weighted average fair value of options granted	$2.27	$4.29

The computation of the expected volatility assumption used in the Black-Scholes option pricing model for new grants is based on implied volatility. When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends, so the expected dividend yield used in the calculation is zero.

Restricted Stock and Stock Bonuses

The cost of restricted stock is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. The weighted average grant date fair values of restricted stock granted during the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Weighted average fair value of restricted stock granted	$4.14	$10.66

Generally, restricted stock, which includes restricted stock awards and restricted stock units, vests over three to four years and is subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these restricted stock grants are consistent with grants of restricted stock described above, with the exception that the vesting of the shares depends not only upon the completion of the required period of service, but also on the satisfaction of certain predetermined performance goals. Each quarterly period, Cadence estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Stock-based compensation expense related to performance-based restricted stock grants for the three months ended April 4, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)

Stock-based compensation expense related to performance-based grants	$292	$2,016

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock or cash. Each quarterly period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this performance-based bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the performance-based bonus plan is based on the dollar amount earned and the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. During both of the three month periods ended April 4, 2009 and March 29, 2008, Cadence elected to make the payments in cash under this performance-based bonus plan. Stock-based compensation expense and the cash paid related to this performance-based bonus plan for the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$1,576	$1,425
Cash paid for performance-based bonus plan	$3,231	$2,427

Employee Stock Purchase Plan

Through the January 31, 2009 purchase date, a majority of Cadence’s employees could purchase Cadence’s common stock under the ESPP at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of the applicable offering period, in an amount up to 12% of their gross annual earnings, subject to a limit in any calendar year of $25,000 worth of common stock. Currently, the offering periods of the ESPP are six months long commencing on February 1st and August 1st of each year and ending on July 31st and January 31st of each year, respectively.

On January 30, 2009, because Cadence did not have a sufficient number of authorized common stock available under the ESPP to permit all ESPP participants to purchase Cadence’s common stock in the full amount that had been set aside for them through their contributions, Cadence allocated the purchase on a pro rata basis and refunded the excess contributions to the ESPP participants. The continuation of the offering period beginning February 1,

2009 is contingent upon stockholder approval of additional shares of Cadence’s common stock authorized under the ESPP at the annual meeting of stockholders on May 13, 2009.

Cadence’s Board of Directors, administers the ESPP and has the final power to construe and interpret both the ESPP and the rights granted under it. Cadence’s Board of Directors has the power, subject to the provisions of the ESPP, to determine when and how the rights to purchase Cadence common stock will be granted and the provisions of each offering of these rights, including designating any limits on the percentage and dollar amount that may be withheld from the ESPP participants’ annual gross earnings for a particular offering period, and Cadence’s Board of Directors may modify such limits from time to time. Under the rules currently in effect under the ESPP: (i) for the offering period commencing February 1, 2009, each eligible ESPP participant would be entitled to purchase Cadence common stock in an amount not to exceed the lower of (A) $7,058.82 or (B) the difference between (x) $25,000 and (y) the aggregate amount of Cadence’s common stock such participant purchased on January 30, 2009 under the ESPP; and (ii) for the offering period commencing August 1, 2009 and thereafter, each eligible ESPP participant would be entitled to purchase Cadence common stock in an amount not to exceed $7,058.82 in any calendar year, subject to a contribution limit of 5% of such participant’s gross annual earnings.

Shares of Cadence’s common stock issued under the ESPP for the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands, except
	purchase price)

Cadence shares issued under the ESPP	6,051	2,719
Cash received from the exercise of purchase rights under the ESPP	$19,441	$23,455
Weighted average purchase price under the ESPP	$3.21	$8.63

Stock-based compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three months ended April 4, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Dividend yield	N/A	None
Expected volatility	N/A	45.0%
Risk-free interest rate	N/A	2.15%
Expected life (in years)	N/A	0.5
Weighted average fair value of purchase rights granted	N/A	$2.97

Cadence did not grant purchase rights under the ESPP during the three months ended April 4, 2009, because the continuation of the ESPP is contingent upon stockholder approval of additional shares of Cadence’s common stock authorized under the ESPP at the annual meeting of stockholders on May 13, 2009. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the purchase periods in each offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends, so the expected dividend yield used in the calculation is zero.

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On a quarterly basis, Cadence measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, time deposits, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, and foreign exchange contracts. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 4, 2009:

	Fair Value Measurements as of April 4, 2009:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Assets
Cash equivalents — Money market mutual funds	$403,406	$403,406	$	----	$	----
Available-for-sale securities	3,413	3,379		----		34
Time deposits	221	221		----		----
Trading securities held in NQDCs	30,192	30,192		----		----
Foreign currency exchange contracts	456	456		----		----

Total	$437,688	$437,654	$	----		$34

Cadence determined that two of its non-marketable securities were other-than-temporarily impaired based on the current prices of similar non-marketable securities offered by the investees, and Cadence wrote down the investments by $4.0 million, which is included in Other income (expense), net in Cadence’s Condensed Consolidated Statement of Operations for the three months ended April 4, 2009. The fair value of these non-marketable securities was estimated using Level 2 inputs.

Cadence exited certain facilities in connection with a restructuring plan and recorded lease losses of $1.7 million, which is included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statement of Operations for the three months ended April 4, 2009. See Note 5 for additional details on Cadence’s lease loss estimates. The fair value of these lease losses was estimated using Level 2 inputs.

NOTE 5.	RESTRUCTURING AND OTHER CHARGES

During fiscal 2008, Cadence initiated a restructuring plan, or the 2008 Restructuring Plan, to decrease costs by reducing its workforce and by consolidating facilities. Cadence also initiated restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, and together with the 2008 Restructuring Plan, the Restructuring Plans, in an effort to operate more efficiently. As of April 4, 2009, Cadence had a liability of $5.9 million related to the Other Restructuring Plans that consisted solely of estimated lease losses.

As of April 4, 2009, Cadence’s total amount accrued for the Restructuring Plans was $12.7 million, consisting primarily of $9.6 million of estimated lease losses related to the Restructuring Plans and $3.1 million of severance and severance-related benefits. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $13.2 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities, as compared to current expectations. Of the $12.7 million accrued as of April 4, 2009, $5.8 million was included in Accounts payable and accrued liabilities and $6.9 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheets.

Cadence regularly evaluates the adequacy of its lease loss and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.

2008 Restructuring Plan

The following table presents activity for the 2008 Restructuring Plan for the three months ended April 4, 2009:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, January 3, 2009	$29,667	$2,164	$84	$31,915
Restructuring and other charges (credits), net	(2,012)	1,729	----	(283)
Non-cash charges	----	8	----	8
Cash payments	(24,136)	(267)	(33)	(24,436)
Effect of foreign currency translation	(443)	81	(4)	(366)

Balance, April 4, 2009	$3,076	$3,715	$47	$6,838

During the three months ended April 4, 2009, Cadence recorded a net reversal of $0.3 million due to a reversal of $2.0 million related to termination and related benefits costs that were less than initially estimated, partially offset by restructuring expense of $1.7 million related to facilities included in the 2008 Restructuring Plan that Cadence exited during the three months ended April 4, 2009.

Cadence has incurred approximately $42.3 million of headcount reduction costs associated with the 2008 Restructuring Plan. These costs included severance payments, severance-related benefits and costs for outplacement services. Cadence provided severance and termination benefits according to the varying regulations in the jurisdictions and countries in which Cadence operates. Termination benefits of approximately $39.6 million were paid to employees before April 4, 2009. Cadence expects to complete payments for substantially all anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010.

Other Restructuring Plans

The following table presents activity for the three months ended April 4, 2009 associated with the Other Restructuring Plans:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, January 3, 2009	$329	$2,837	$1,065	$2,028	$6,259
Adjustments to Restructuring and other charges (credits), net	----	(190)	----	(47)	(237)
Non-cash charges	13	42	----	----	55
Cash payments	(38)	(129)	(2)	46	(123)
Effect of foreign currency translation	3	38	----	(120)	(79)

Balance, April 4, 2009	$307	$2,598	$1,063	$1,907	$5,875

NOTE 6.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contracts receivable are presented net of allowance for doubtful accounts of $16.1 million as of April 4, 2009 and $7.5 million as of January 3, 2009.

Cadence’s customers are primarily concentrated within the semiconductor sector, which is currently experiencing a significant downturn with limited visibility to the extent and timing of recovery. Approximately half of Cadence’s total Receivables, net and Installment contracts receivables, net as of April 4, 2009 relate to ten customers.

Cadence believes that its allowance for doubtful accounts is adequate and represents Cadence’s current best estimate, but Cadence will continue to monitor customer liquidity and other economic conditions, which may result in changes to Cadence’s estimates regarding its allowance for doubtful accounts. Such adjustments could be material to Cadence’s Condensed Consolidated Financial Statements.

NOTE 7.	ACCUMULATED DEFICIT

The changes in accumulated deficit for the three months ended April 4, 2009 were as follows:

(In thousands)

Balance as of January 3, 2009, as adjusted (Note 2)	$(814,679)
Net loss	(63,257)
Re-issuance of treasury stock	(114,354)

Balance as of April 4, 2009	$(992,290)

Cadence records an adjustment on re-issuance of treasury stock based on the difference between the total proceeds received in the re-issuance transaction and the original purchase price of the treasury stock. If treasury stock is re-issued at a higher price than its purchase price, the difference is recorded as a component of Capital in excess of par in Stockholders’ Equity. If the treasury stock re-issuance price is lower than its purchase price, the difference is recorded as a component of Common stock and capital in excess of par value to the extent that there are gains to offset the losses. If there are no treasury stock gains in Common stock and capital in excess of par value, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in Stockholders’ Equity. Cadence recorded losses on the re-issuance of treasury stock as a component of Accumulated deficit of $114.4 million during the three months ended April 4, 2009.

NOTE 8.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive loss for the three months ended April 4, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
		As
		Adjusted
	(In thousands)

Net loss, as adjusted (Note 2)	$(63,257)	$(33,142)
Foreign currency translation gain (loss), net of related tax effects	(5,339)	5,707
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	(199)	893
Other	(272)	----

Comprehensive loss	$(69,067)	$(26,542)

NOTE 9.	CONTINGENCIES

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. This amended complaint alleges that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requests certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. Cadence intends to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above, and the claims also include allegations that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of Cadence against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009. Cadence is analyzing these derivative complaints and will respond to them appropriately. The parties to these cases have agreed to a temporary stay of the proceedings.

In light of the preliminary status of these lawsuits, Cadence cannot predict the outcome of these matters. While the outcome of these litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on Cadence’s consolidated financial position, liquidity or results of operations.

Internal Revenue Service Examinations

Cadence accounts for income tax contingencies in accordance with FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements with its foreign subsidiaries and to Cadence’s deductions for foreign trade income. The IRS may make similar claims against Cadence’s transfer pricing arrangements and deductions for foreign trade income in future examinations. Cadence has filed a timely protest with the IRS and is seeking resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

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

NOTE 10.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the three months ended April 4, 2009 and March 29, 2008 is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)

Cash Paid During the Period for:
Income taxes, including foreign withholding tax	$5,476	$15,860

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$ ----	$1,140

Unrealized gain (loss) on available-for-sale securities, net of taxes	$(199)	$893

NOTE 11.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three months ended April 4, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)

Interest income	$1,029	$8,775
Gains on sale of non-marketable securities	----	884
Losses on sale of trading securities in Cadence’s non-qualified deferred compensation trust	(6,368)	(660)
Gains on foreign exchange	3,324	2,273
Equity in loss from investments, net	(146)	(333)
Write-down of investment securities	(3,993)	(5,401)
Other income	5	225

Total other income (expense), net	$(6,149)	$5,763

It is Cadence’s policy to review the fair value of its investment securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value.

During the three months ended April 4, 2009, Cadence determined that two of its non-marketable securities were other-than-temporarily impaired, and Cadence wrote down the investments by $4.0 million. During the three months ended March 29, 2008, Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $5.4 million.

NOTE 12.	SEGMENT REPORTING

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

The following table presents a summary of revenue by geography:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)

Americas:
United States	$82,015	$111,967
Other Americas	4,551	6,217

Total Americas	86,566	118,184

Europe, Middle East and Africa:
Germany	12,522	14,423
Other Europe, Middle East and Africa	36,164	49,928

Total Europe, Middle East and Africa	48,686	64,351

Japan	39,228	56,402
Asia	31,822	31,813

Total	$206,302	$270,750

No single customer accounted for 10% or more of total revenue for the three months ended April 4, 2009 or for the three months ended March 29, 2008.

As of April 4, 2009, one customer accounted for 15% and one customer accounted for 11% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 3, 2009, two customers each accounted for 11% of Cadence’s Receivables, net and Installment contract receivables, net.

The following table presents a summary of long-lived assets by geography:

	As of
	April 4,	January 3,
	2009	2009
		As Adjusted
		(Note 2)
	(In thousands)

Americas:
United States	$306,199	$320,770
Other Americas	28	34

Total Americas	306,227	320,804

Europe, Middle East and Africa:
Germany	830	1,002
Other Europe, Middle East and Africa	5,469	6,357

Total Europe, Middle East and Africa	6,299	7,359

Japan	5,522	6,415
Asia	18,485	20,274

Total	$336,533	$354,852

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

The IC, electronics systems and semiconductor industries are currently experiencing significant challenges, primarily due to a deteriorating macroeconomic environment, which is characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. As a result of this downturn, some of our customers faced financial challenges during fiscal 2008 and the first quarter of fiscal 2009 and may continue to face such challenges during the remainder of fiscal 2009. It is unclear when the macroeconomic environment may improve. We are seeing increasing pressures on our customers’ research and development budgets, and therefore our customers are looking for more flexibility in the type of software and hardware products they purchase and how and when they purchase them. The current economic downturn in our customers’ industries has contributed to the substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.

Facing uncertainty and cost pressures in their own businesses, some of our customers are waiting to purchase our products and are increasingly seeking purchasing terms and conditions that are less favorable to us, including lower prices and shorter contract duration. As a result of this trend, we experienced lower business levels for fiscal 2008 and we have forecasted lower business levels for fiscal 2009. We recognized net losses for fiscal 2008 and the first quarter of fiscal 2009 and we expect to recognize net losses during the remainder of fiscal 2009. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are transitioning to a license mix that will provide our customers with greater flexibility and will result in a higher portion of our revenue being recognized ratably.

Our customers may also experience adverse changes in their businesses and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Additionally, our customers may seek to renegotiate existing contractual commitments. Although we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

Our operating results are affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers (e.g., customers transitioning from subscription license arrangements to term license arrangements). Our license mix is changing such that a higher proportion of licenses will require ratable revenue recognition and we expect to have fewer changes in existing contractual arrangements with existing customers, and this will result in a decrease in our expected revenue for fiscal 2009. Due to the lower business levels and the change in the license mix noted above, we expect to recognize a net loss for fiscal year 2009.

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of our expected decrease in revenue, we have implemented cost savings initiatives, including reducing headcount, decreasing employee bonuses and reducing other discretionary spending. During fiscal 2008, we initiated a restructuring plan to decrease costs by reducing our workforce and by consolidating facilities. We expect ongoing annual savings of approximately $150.0 million related to this restructuring plan and other expense reductions.

Product performance and size specifications of the mobile and other consumer electronics markets are requiring electronic systems to be smaller, consume less power and provide multiple functions in one system-on-chip, or SoC, or system-in-package, or SiP. The design challenge is also becoming more complex with each new generation of electronics because providers of EDA solutions are required to deliver products that address these technical challenges and improve the efficiency and productivity of the design process in a price-conscious environment.

With the addition of emerging nanometer design considerations to the already burgeoning set of traditional design tasks, complex SoC or IC design can no longer be accomplished using a collection of discrete design tools. What previously consisted of sequential design activities must be merged and accomplished nearly simultaneously without time-consuming data translation steps. We combine our design technologies into “platforms” addressing four major design activities: functional verification, digital IC design, custom IC design and system interconnect design. The four Cadence® design platforms are branded as Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design platforms. In addition, we augment these offerings with a set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. These four offerings, together with our DFM products, comprise our primary product lines.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the heading “Results of Operations” and “Liquidity and Capital Resources.”

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Our critical accounting estimate for allowance for doubtful accounts is described below due to challenges currently affecting our customers as they adjust to the challenging economic conditions.

For further information about our other critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. This allowance is based on our assessment of the creditworthiness of our customers, historical experience, changes in customer demand and the overall economic climate in industries that we serve. While we believe that our allowance for doubtful accounts is adequate and represents our current best estimate, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability. Changes in circumstances, such as an unexpected material adverse change in a customer’s ability to meet its financial obligation to us or the customer’s payment trends, may require us to further adjust our estimates of the recoverability of amounts due to us, which could have a material adverse effect on our business, financial condition and operating results.

Results of Operations

As noted above, we saw increasing pressures on the research and development budgets in our customer base due to the deceleration of growth in the IC, electronics systems and semiconductor industries and the challenging macroeconomic environment.

Financial results for the three months ended April 4, 2009 reflected the following:

•	Lower business levels due to the challenging macroeconomic environment and the timing of our contract renewals with existing customers;
•	Lower business levels and up-front revenue recognized due to our transition to a ratable license mix, which began in the third quarter of fiscal 2008;
•	Decreased costs throughout the company as a result of our 2008 Restructuring Plan and other expense reductions;
•	An increase in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations; and
•	Our retrospective adoption of FASB Staff Position, or FSP, No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which increased interest expense for all periods presented.

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

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Because larger customers generally use products from two or more of our five product offerings, rarely will a large customer completely terminate its relationship with us at expiration of the license. See the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for additional description of license types and timing of revenue recognition.

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

We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies in “platforms,” which are included in the various product groups described below.

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

Design for Manufacturing:  Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the IC has been constructed correctly and can be manufactured successfully. In connection with our cost savings initiatives that were implemented during the fourth quarter of fiscal 2008, we made certain changes to our DFM product strategy, including focusing on integrating DFM awareness into our core design platforms of Encounter digital IC design and Virtuoso custom design.

Revenue by Period

The following table shows our revenue for the three months ended April 4, 2009 and March 29, 2008 and the change in revenue between periods:

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	(In millions)

Product	$87.5	$139.8	$(52.3)
Services	29.2	32.2	(3.0)
Maintenance	89.6	98.8	(9.2)

Total revenue	$206.3	$270.8	$(64.5)

Product revenue decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily because of lower business levels due to the challenging macroeconomic environment, the timing of our contract renewals with existing customers, our transition to a ratable license mix and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Functional Verification and Custom IC Design products.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	April 4,	January 3,	September 27,	June 28,	March 29,
	2009	2009	2008	2008	2008

Functional Verification	20%	17%	22%	25%	22%
Digital IC Design	19%	26%	20%	24%	24%
Custom IC Design	26%	23%	26%	23%	26%
System Interconnect	12%	12%	11%	10%	11%
Design for Manufacturing	9%	7%	7%	7%	5%
Services and other	14%	15%	14%	11%	12%

Total	100%	100%	100%	100%	100%

As described under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the above table would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result if the customer had individually licensed each specific software solution at the outset of the arrangement.

Services and other revenue has remained relatively consistent during each of the three month periods shown in the above table. Beginning with the three months ended September 27, 2008, the increase in Services and other revenue as a percentage of total revenue is primarily due to the decrease in product revenue.

Revenue by Geography

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	(In millions)

United States	$82.0	$112.0	$(30.0)
Other Americas	4.6	6.2	(1.6)
Europe, Middle East and Africa	48.7	64.4	(15.7)
Japan	39.2	56.4	(17.2)
Asia	31.8	31.8	----

Total revenue	$206.3	$270.8	$(64.5)

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 4,	March 29,
	2009	2008

United States	40%	41%
Other Americas	2%	2%
Europe, Middle East and Africa	24%	24%
Japan	19%	21%
Asia	15%	12%

Total revenue	100%	100%

No single customer accounted for 10% or more of total revenue during the three months ended April 4, 2009 or during the three months ended March 29, 2008.

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

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In millions)

Cost of services	$0.7	$1.0
Cost of maintenance	0.4	0.6
Marketing and sales	2.7	4.4
Research and development	6.5	9.8
General and administrative	2.4	5.8

Total	$12.7	$21.6

Stock-based compensation expense decreased by $8.9 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008 due to the following:

Change
(In millions)

Restricted stock and stock bonuses	$(2.9)
Stock options	(4.4)
Employee stock purchase plan	(1.6)

$(8.9)

Stock-based compensation expense related to restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock bonuses decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily due to a decrease in the number of unvested restricted stock due to terminations, new grants of restricted stock being valued at a lower stock price, and a decrease in the amount of stock bonuses.

Stock-based compensation expense related to stock options decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily due to our increased use of restricted stock instead of stock options, a decrease in the number of unvested stock options due to terminations, and the valuation of newly granted stock options at a lower price.

Cost of Revenue

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	(In millions)

Product	$7.7	$12.0	$(4.3)
Services	$24.0	$25.2	$(1.2)
Maintenance	$12.5	$14.5	$(2.0)

The following table shows cost of revenue as a percentage of related revenue for the three months ended April 4, 2009 and March 29, 2008:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Product	9%	9%
Services	82%	78%
Maintenance	14%	15%

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

A summary of Cost of product is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In millions)

Product related costs	$5.5	$7.3
Amortization of acquired intangibles	2.2	4.7

Total Cost of product	$7.7	$12.0

Product related costs decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily due to a decrease in hardware sales. Amortization of acquired intangibles decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily due to the decrease in the balance of Acquired intangibles, net as a result of our impairment charge taken in the fourth quarter of fiscal 2008 (as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009) and because certain acquired intangible assets became fully amortized during the period.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. There were no material fluctuations in these components of Cost of services during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008.

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. During the three months ended April 4, 2009, Cost of Maintenance decreased by $2.0 million, as compared to the three months ended March 29, 2008, primarily due to a decrease in salary, benefits and other employee-related costs.

Operating Expenses

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	(In millions)

Marketing and sales	$74.9	$93.0	$(18.1)
Research and development	94.7	125.4	(30.7)
General and administrative	38.3	37.7	0.6

Total operating expenses	$207.9	$256.1	$(48.2)

The following table shows operating expenses as a percentage of total revenue for the three months ended April 4, 2009 and March 29, 2008:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Marketing and sales	36%	34%
Research and development	46%	46%
General and administrative	19%	14%

Marketing and Sales

Marketing and sales expense decreased by $18.1 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the following:

Change
(In millions)

Salary, commissions, benefits and other employee-related costs	$(11.6)
Travel and customer conference costs	(4.3)
Stock-based compensation	(1.7)
Other individually insignificant items	(0.5)

$(18.1)

Salary, commissions, benefits and other employee-related costs decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily due to a reduction in headcount and a decrease in employee bonuses. Travel and customer conference costs decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, as we reduced travel for internal sales meetings and certain other discretionary spending.

Research and Development

Research and development expense decreased by $30.7 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the following:

Change
(In millions)

Salary, benefits and other employee-related costs	$(23.1)
Stock-based compensation	(3.3)
Computer equipment lease costs and maintenance costs associated with third-party software	(1.5)
Travel and customer conference costs	(1.2)
Other individually insignificant items	(1.6)

$(30.7)

Salary, benefits and other employee-related costs decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to a reduction in headcount and a decrease in employee bonuses.

General and Administrative

General and administrative expense increased by $0.6 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the following:

Change
(In millions)

Bad debt expense	$10.3
Impairment of property, plant and equipment	3.0
Salary, benefits and other employee-related costs	(6.0)
Stock-based compensation	(3.4)
Losses on the sale of installment contract receivables	(2.5)
Facilities and other infrastructure costs	(1.5)
Other individually insignificant items	0.7

$0.6

Bad debt expense increased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the increase in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Salary, benefits and other employee-related costs decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to a reduction in headcount and a decrease in employee bonuses.

Losses on the sale of installment contract receivables decreased during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to a reduction in sales of receivables. As a result of the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions.

Amortization of Acquired Intangibles

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	(In millions)

Amortization of acquired intangibles	$3.1	$5.8	$(2.7)

Amortization of acquired intangibles decreased by $2.7 million in the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily due to the decrease in the balance of Acquired intangibles, net as a result of our impairment charge taken in the fourth quarter of fiscal 2008 (as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009).

Restructuring and Other Charges

During fiscal 2008, we initiated a restructuring plan, or the 2008 Restructuring Plan, to decrease costs by reducing our workforce and by consolidating facilities. The 2008 Restructuring Plan is expected to decrease costs by reducing our workforce throughout the company by approximately 625 positions and substantially all of such expected workforce reductions have been completed. We also initiated restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, and together with the 2008 Restructuring Plan, the Restructuring Plans, in an effort to operate more efficiently. As of April 4, 2009, we had a liability of $5.9 million related to the Other Restructuring Plans that consisted solely of estimated lease losses.

As of April 4, 2009, our estimate of the accrued lease losses related to the Restructuring Plans was $9.6 million. This amount will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $13.2 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities, as compared to current expectations.

We regularly evaluate the adequacy of our lease loss and severance and related benefits accruals, and adjust the balances based on actual costs incurred or changes in estimates and assumptions. We may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under our restructuring plans.

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

The following table presents activity for the Restructuring Plans for the three months ended April 4, 2009:

	Severance	Excess
	and Benefits	Facilities	Total
	(In millions)

2008 Restructuring Plan	$(2.0)	$1.7	$(0.3)
Other Restructuring Plans	----	(0.2)	(0.2)

Total	$(2.0)	$1.5	$(0.5)

During the three months ended April 4, 2009, we recorded a net reversal of $0.3 million in the 2008 Restructuring Plan due to a reversal of $2.0 million related to termination and related benefits costs that were less than initially estimated, partially offset by restructuring expense of $1.7 million related to facilities included in the 2008 Restructuring Plan which we exited during the three months ended April 4, 2009.

We have incurred approximately $42.3 million of headcount reduction costs associated with the 2008 Restructuring Plan. These costs included severance payments, severance-related benefits and costs for outplacement services. We provided severance and termination benefits according to the varying regulations in the jurisdictions and countries in which we operate. Termination benefits of approximately $39.6 million were paid to employees before April 4, 2009. We expect to complete payments for substantially all anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010. We expect ongoing annual savings of approximately $150.0 million related to the 2008 Restructuring Plan and other expense reductions.

Interest Expense

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	As Adjusted
	(In millions)

Interest expense	$7.0	$6.9	$0.1

During the three months ended April 4, 2009, we adopted FSP APB 14-1, which requires issuers of certain types of convertible notes to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The primary components of Interest expense for the three months ended April 4, 2009 and March 29, 2008 consisted of the non-cash component associated with the amortization of the debt discount as required under FSP APB 14-1 and the contractual interest expense of our Convertible Senior Notes.

Other Income (Expense), net

Other income (expense), net, for the three months ended April 4, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In millions)

Interest income	$1.0	$8.8
Gains on sale of non-marketable securities	----	0.9
Losses on sale of trading securities in Cadence’s non-qualified deferred compensation trust	(6.4)	(0.7)
Gains on foreign exchange	3.3	2.3
Equity losses from investments	(0.1)	(0.3)
Write-down of investments	(4.0)	(5.4)
Other income	----	0.2

Total other income (expense), net	$(6.2)	$5.8

Interest income decreased by $7.8 million in the three months ended April 4, 2009, as compared to the three months ended March 29, 2008. The decrease was due to lower average cash balances and lower interest rates during the three months ended April 4, 2009.

During the three months ended April 4, 2009, we determined that two of our non-marketable securities were other-than-temporarily impaired, and we wrote down the investments by $4.0 million. During the three months ended March 29, 2008, we determined that one of our available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and we wrote down the investment by $5.4 million.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three months ended April 4, 2009 and March 29, 2008:

	Three Months Ended
	April 4,	March 29,
	2009	2008
		As Adjusted
	(In millions, except percentages)

Provision (benefit) for income taxes	$1.6	$(11.5)
Effective tax rate	(2.7)%	25.7%

Our Provision for income taxes for the three months ended April 4, 2009 is primarily due to our expectations of having tax expense related to certain of our foreign subsidiaries and interest expense on our unrecognized tax benefits. We also expect to record an increase in valuation allowance that will offset any tax benefit of our fiscal 2009 United States losses and tax credits. Our negative effective tax rate is due to our Provision for income taxes while having a consolidated Net loss for the three months ended April 4, 2009 and our expectations of having a consolidated net loss for fiscal 2009.

We estimate our annual effective tax rate for fiscal 2009 to be approximately (8.0)%. However, we expect that the effective tax rate for interim reporting periods during fiscal 2009 will vary from the estimated annual effective tax rate because of the recognition of period-specific items of tax expense or benefit such as interest expense related to unrecognized tax benefits. Our effective tax rate for the year ended January 3, 2009, as adjusted for the adoption of FSP APB 14-1, was (14.8)%.

As a result of our adoption of Statement of Financial Accounting Standard, or SFAS, No. 141R, “Business Combinations,” during the three months ended April 4, 2009, the amount of unrecognized tax benefits that, if recognized, would reduce our effective tax rate, increased by $22.2 million. Prior to the adoption of SFAS No. 141R, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with our foreign subsidiaries and to our deductions for foreign trade income. The IRS may make similar claims against our transfer pricing arrangements and deductions for foreign trade income in future examinations. We have filed a timely protest with the IRS and are seeking resolution of the issues with the Appeals Office of the IRS, or the Appeals Office.

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

We believe that it is reasonably possible that the total amounts of unrecognized tax benefits related to the IRS examination of our federal income tax returns for the tax years 2000 through 2002 could significantly increase or decrease during fiscal 2009 depending on whether we are able to effectively settle the disputed issues with the Appeals Office, but we cannot currently provide an estimate of the range of possible outcomes.

In addition, we believe that it is reasonably possible that the total amounts of unrecognized tax benefits for our transfer pricing arrangements with our foreign subsidiaries could significantly increase or decrease during the fiscal 2009 if the Appeals Office develops new settlement guidelines that change our measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, we cannot currently provide an estimate of the range of possible outcomes.

We also believe that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in our cost sharing arrangements with our foreign subsidiaries could significantly increase or decrease during fiscal 2009 based on the outcome of the IRS appeal of Xilinx, Inc. v. Commissioner, which is before the U.S. Court of Appeals for the Ninth Circuit. We believe that the range of possible outcomes is an increase in unrecognized tax benefits of $6.4 million to a decrease of unrecognized tax benefit of $1.6 million.

Significant judgment is required in applying the principles of FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” and SFAS No. 109, “Accounting for Income Taxes.” The calculation of our provision for income taxes involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

Liquidity and Capital Resources

	As of
	April 4,	January 3,
	2009	2009	Change
	As Adjusted
	(In millions)

Cash, cash equivalents and Short-term investments	$558.0	$572.1	$(14.1)
Net working capital	$436.5	$389.8	$46.7

	Three Months Ended
	April 4,	March 29,
	2009	2008	Change
	(In millions)

Cash used for operating activities	$(7.3)	$(19.1)	$11.8
Cash used for investing activities	$(19.5)	$(27.3)	$7.8
Cash provided by (used for) financing activities	$18.1	$(192.9)	$211.0

Cash and Cash Equivalents and Short-term Investments

As of April 4, 2009, our principal sources of liquidity consisted of $558.0 million of Cash and cash equivalents and Short-term investments, as compared to $572.1 million as of January 3, 2009.

Our primary sources of cash in the three months ended April 4, 2009 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for engineering services; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the three months ended April 4, 2009 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;
•	Purchases of property, plant and equipment; and
•	Payments to former shareholders of acquired businesses.

Our existing Cash and cash equivalents and Short-term investment balances may continue to decline during fiscal 2009, in the event of a further deterioration in the economy or the capital markets, a reduction in our cash receipts or changes in our cash outlays. However, we expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

Net Working Capital

Net working capital increased by $46.7 million as of April 4, 2009, as compared to January 3, 2009, due to the following:

Change
(In millions)

Decrease in Accounts payable and accrued liabilities	$78.7
Decrease in Current portion of deferred revenue	33.9
Decrease in Receivables, net	(53.0)
Decrease in Cash and cash equivalents	(13.9)
Other individually insignificant items	1.0

$46.7

The decrease in Receivables, net includes an increase in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Cash Flows from Operating Activities

Net cash from operating activities increased by $11.8 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the following:

Change
(In millions)

Proceeds from the sale of receivables, net	$(12.2)
Changes in operating assets and liabilities, net of effect of acquired businesses	62.6
Net loss, net of non-cash related gains and losses	(38.6)

$11.8

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels, the payment terms set forth in our license agreements and by sales of our receivables. As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. Approximately half of our total Receivables, net and Installment contracts receivables, net as of April 4, 2009 relate to ten of our customers. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

We have entered into agreements whereby we may transfer accounts receivable to certain financial institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended April 4, 2009, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $3.5 million, which approximated fair value, to financial institutions on a non-recourse basis, as compared to $15.7 million during the three months ended March 29, 2008. As a result of the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009, as compared to fiscal 2008.

Due to the lower order levels and the reduced level of sale of receivables, we do not expect positive net cash flows from operating activities in fiscal 2009.

During fiscal 2008, we initiated the 2008 Restructuring Plan to decrease costs by reducing our workforce and by consolidating facilities. As of April 4, 2009, we had made payments in connection with the 2008 Restructuring Plan in the amount of $39.6 million and we expect to pay an additional amount of $2.7 million in the remainder of fiscal 2009. We expect to complete payments for substantially all anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010. We expect ongoing annual savings of approximately $150.0 million related to the 2008 Restructuring Plan and other expense reductions.

Cash Flows from Investing Activities

Our primary investing activities consisted of:

•	Purchases of property, plant and equipment;
•	Payments to former shareholders of acquired businesses; and
•	Investments in and proceeds from the sale of long-term investments.

Net cash from investing activities increased by $7.8 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the following:

Change
(In millions)

Purchases of property, plant and equipment	$9.8
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	2.0
Proceeds from the sale of long-term investments	(3.3)
Other individually insignificant items	(0.7)

$7.8

The decrease of Purchases of property, plant and equipment is primarily due to the completion of construction on a new building in San Jose, California during the three months ended April 4, 2009 and an effort to reduce capital spending.

In connection with our acquisitions completed before April 4, 2009, we may be obligated to pay up to an aggregate of $50.0 million in cash during the next 41 months if certain defined performance goals are achieved in full, of which $41.0 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash Flows from Financing Activities

Financing cash flows during the three months ended April 4, 2009 consisted primarily of the issuance of common stock under certain of our equity plans. Net cash from financing activities increased by $211.0 million during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, due to the following:

Change
(In millions)

Purchases of treasury stock	$216.2
Proceeds from the issuance of common stock	(6.0)
Other individually insignificant items	0.8

$211.0

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During the three months ended April 4, 2009, we recorded losses on the re-issuance of treasury stock of $114.4 million as a component of Accumulated deficit.

As of April 4, 2009, we have $854.4 million remaining under the stock repurchase programs authorized by our Board of Directors.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. During fiscal 2008, we provided income taxes of $101.1 million on earnings of $317.2 million from our foreign subsidiaries that had previously been considered to be indefinitely re-invested outside of the United States. We repatriated $250.0 million of the $317.2 million to the United States during fiscal 2008, but we have not determined when we will repatriate the remaining $67.2 million of foreign earnings to the United States. We currently intend to indefinitely re-invest outside of the United States the earnings of our foreign subsidiaries in excess of the $67.2 million, and, accordingly, no additional United States deferred taxes have been provided.

The IRS and other tax authorities regularly examine our income tax returns and we have received a RAR in which the IRS proposed to assess a tax deficiency. For additional description of our IRS Examinations, see the discussion under the heading “Results of Operations — Income Taxes,” above.

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. We received net proceeds of approximately $487.2 million after issuance costs of approximately $12.8 million, including $12.0 million of underwriting discounts.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. We may not redeem the Convertible Senior Notes prior to maturity.

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

Contractual interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $11.9 million as of April 4, 2009. Subsequent changes in the fair value of these hedges will not be recognized in our Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as a reduction to Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $7.3 million as of April 4, 2009. Subsequent changes in the fair value of these warrants will not be recognized in our Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is dilutive.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of April 4, 2009. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of April 4, 2009.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$403.4	0.57%
Cash – variable rate	84.1	0.29%
Cash – fixed rate	52.1	0.77%

Total interest-bearing instruments	$539.6	0.55%

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

The following table provides information, as of April 4, 2009, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during April 2009.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$84.0	95.52
British pound sterling	65.8	0.69
European Union euro	29.8	0.77
Indian rupee	12.5	51.63
Israeli shekel	10.1	4.14
Canadian dollar	6.8	1.27
Hong Kong dollar	6.7	7.75
New Taiwan dollar	6.2	34.12
Singapore dollar	3.9	1.53

Total	$225.8	N/A

Estimated fair value	$0.5

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and collectively, the Convertible Senior Notes. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to purchase our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $3.4 million as of April 4, 2009 and $3.6 million as of January 3, 2009. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments.

Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

Our investments in non-marketable equity securities would be negatively affected by an adverse change in equity market prices generally, although the impact cannot be directly quantified. Such a change, or any negative change in the financial performance or prospects of the companies that have issued the non-marketable securities we own, would harm the ability of these companies to raise additional capital and the likelihood of our being able to realize any gains or return of our investments through liquidity events such as initial public offerings, acquisitions and private sales. These types of investments involve a high degree of risk, and there can be no assurance that any company we invest in will grow or will be successful or that we will be able to liquidate a particular investment when desired. Accordingly, we could lose all or part of our investment.

Our investments in non-marketable equity securities had a carrying amount of $15.7 million as of April 4, 2009 and $18.7 million as of January 3, 2009. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of April 4, 2009.

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

Based on their evaluation as of April 4, 2009, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence have been detected.

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. This consolidated action alleges that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The lead plaintiff requests certification of the action as a class action, unspecified damages and interest, the plaintiffs’ reasonable costs, including attorneys’ and experts’ fees, and unspecified equitable or injunctive relief. We intend to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of our current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above, and the claims also include allegations that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of us against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009. We are analyzing these derivative complaints and will respond to them appropriately. The parties to these cases have agreed to a temporary stay of the proceedings.

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

Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. The descriptions below include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the SEC on March 2, 2009.

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

We have experienced, and may continue to experience, varied operating results. In particular, we recognized net losses during fiscal 2008 and the first quarter of fiscal 2009, and we expect to recognize net losses during the remainder of fiscal 2009. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a higher proportion of licenses require ratable revenue recognition and we expect the change in license mix, combined with the difficult economic environment, will result in a decrease in our revenue for fiscal 2009 as compared to fiscal 2008.

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

As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results. Because of the challenges in the global capital markets and financial institutions, including a tightening in the capital and credit markets, if we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all.

Our stock price has been subject to fluctuations and has experienced a significant decline, and may continue to be subject to fluctuations and decline.

The market price of our common stock has recently experienced fluctuations and a significant decline and may continue to fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, such as:

•	Announcements of our quarterly operating results and revenue and earnings forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;
•	Changes in our revenue and earnings estimates;
•	Announcements of a restructuring plan;
•	Changes in management;
•	Accounting charges relating to the impairment of goodwill;
•	A gain or loss of a significant customer or market segment share;
•	Announcements of new products by us, our competitors or our customers; and
•	Market conditions in the IC, electronics systems and semiconductor industries.

In addition, equity markets in general have experienced extreme price and volume fluctuations and the market prices of many technology companies’ equities have decreased substantially, particularly electronic systems and semiconductor companies. Such price and volume fluctuations may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Litigation could adversely affect our financial condition or operations.

We are currently, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings.” We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results or financial condition. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results. The adverse resolution of any specific lawsuit or proceeding could also have a material adverse effect on our business, operating results, financial condition and cash flows.

Matters relating to or arising from our recent restatement and weaknesses in our internal controls could have a material adverse effect on our business, operating results and financial condition.

In connection with the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008 and our reassessment of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of March 29, 2008, June 28, 2008 and September 27, 2008, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to the discussion under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended January 3, 2009 for further discussion of the remediation of this material weakness as of January 3, 2009. Should we identify any other material weakness and be unable to remediate any such other material weakness promptly and effectively, such weakness could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to our remediated material weakness or any future material weakness could have a material adverse effect on our business and operating results.

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

Our business depends upon the efforts and abilities of our executive officers and other key employees, including key development personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers. On October 15, 2008, we announced the resignations of five executive officers, including our Chief Executive Officer. On January 8, 2009, we announced that Lip-Bu Tan was appointed our new President and Chief Executive Officer. As we undergo this transition, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us.

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

In addition, the NASDAQ Marketplace Rules require stockholder approval for new equity compensation plans and significant amendments to existing equity compensation plans, including increases in shares available for issuance under such plans, and prohibit NASDAQ member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the expected benefits, which would negatively impact our future operating results.

During fiscal 2008, we initiated a restructuring plan in an effort to decrease costs by reducing our workforce and by consolidating facilities. We cannot assure you that we will be able to successfully complete and realize the expected benefits of our restructuring plan, such as improvements in operating margins and cash flows, in the restructuring periods contemplated. The restructuring plan may involve higher costs or a longer timetable than we currently anticipate or it may fail to improve our operating results as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. We also expect our restructuring plan to cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plan may also subject us to litigation risks and expenses. In addition, our restructuring plan may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale and our competitors may seek to gain a competitive advantage over us. Together with our changes in management, the restructuring plan could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

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

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value. In connection with our acquisitions completed before April 4, 2009, we may be obligated to pay up to an aggregate of $50.0 million in cash during the next 41 months if certain defined performance goals are achieved in full, of which $41.0 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations.

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

We sell certain installment contracts to certain financial institutions on a non-recourse or limited-recourse basis to generate cash. Our ability to complete these sales of installment contracts is affected by a number of factors, including the:

•	Economic conditions in the securities markets;
•	Credit policies of the financial institutions; and
•	Credit quality of customers with installment contracts we wish to sell.

Disruptions in the financial markets have and may continue to adversely impact the availability and cost of financing transactions for the installment contract sales that we have already arranged or may arrange. As a result of the credit losses recorded by banks during 2008 and the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009. If we are unable to sell certain installment contracts, our operating cash flows would be adversely affected. There can be no assurance that funding will be available to us or, if available, that it will be on terms acceptable to us. If sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in credit quality in the underlying pool of receivables or otherwise, it would have a material adverse effect on our operating cash flows.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 60% for the three months ended April 4, 2009 and approximately 59% for the three months ended March 29, 2008. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Companies in our industry that lose employees to competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring employees or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management away from our operations.

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

We have a substantial level of debt. As of April 4, 2009, we had outstanding indebtedness with a principal balance of $500.2 million as follows:

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

We have in the past and may in the future attempt to access the capital or credit markets in order to obtain funding to meet particular liquidity needs. Because of the challenges in the global capital markets and financial institutions, including a tightening in the capital and credit markets, compounded by the increasingly challenging and price-conscious economic environment and our lower levels of business, we may not be able to secure additional funding on terms acceptable to us or at all, which could adversely impact our business and operating results.

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

We retrospectively adopted FSP APB 14-1 on the first day of fiscal 2009 and adjusted all periods for which the Convertible Senior Notes were outstanding before the date of adoption. This adoption had an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of April 4, 2009, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

Although the conversion price of the Convertible Senior Notes is currently $21.15 per share, we entered into hedge and separate warrant transactions concurrent with the issuance of the Convertible Senior Notes to reduce the potential dilution from the conversion of the Convertible Senior Notes. However, we cannot guarantee that such hedges and warrant instruments will fully mitigate the dilution. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock.

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

In fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1,000.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended April 4, 2009:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

January 4, 2009 – February 7, 2009	98,686	$4.04	----	$854.4
February 8, 2009 – March 7, 2009	28,422	$4.10	----	$854.4
March 8, 2009 – April 4, 2009	34,681	$4.17	----	$854.4

Total	161,789	$4.08	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.01	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
10.02	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted in 2009, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: May 1, 2009	By:	/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director

DATE: May 1, 2009	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.01	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
10.02	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted in 2009, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X