Form 10-Q
period 2009-07-04
CADENCE DESIGN SYSTEMS INC
filed 2009-07-31
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

On July 4, 2009, 266,397,573 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	July 4,	January 3,
	2009	2009
		As Adjusted
		(Note 2)

Current Assets:
Cash and cash equivalents	$556,925	$568,255
Short-term investments	5,481	3,840
Receivables, net of allowances of $14,901 and $7,524, respectively	225,377	298,665
Inventories	22,634	28,465
Prepaid expenses and other	56,831	54,765

Total current assets	867,248	953,990
Property, plant and equipment, net of accumulated depreciation of $618,184 and $625,010, respectively	328,507	354,852
Acquired intangibles, net of accumulated amortization of $117,620 and $134,688, respectively	37,604	49,082
Installment contract receivables, net of allowances of $9,724 and $0, respectively	77,016	160,742
Other assets	142,284	161,187

Total Assets	$1,452,659	$1,679,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$182,410	$261,099
Current portion of deferred revenue	258,645	303,111

Total current liabilities	441,055	564,210

Long-Term Liabilities:
Long-term portion of deferred revenue	116,530	130,354
Convertible notes	426,170	416,572
Other long-term liabilities	382,518	382,004

Total long-term liabilities	925,218	928,930

Contingencies (Notes 7 and 11)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,656,183	1,659,302
Treasury stock, at cost	(490,391)	(695,152)
Accumulated deficit	(1,116,869)	(814,679)
Accumulated other comprehensive income	37,463	37,242

Total stockholders’ equity	86,386	186,713

Total Liabilities and Stockholders’ Equity	$1,452,659	$1,679,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)

Revenue:
Product	$101,840	$175,039	$189,363	$314,793
Services	27,808	33,694	57,015	65,890
Maintenance	80,281	99,308	169,853	198,108

Total revenue	209,929	308,041	416,231	578,791

Costs and Expenses:
Cost of product	9,752	15,411	17,423	27,412
Cost of services	24,418	27,213	48,463	52,406
Cost of maintenance	11,857	14,439	24,318	28,979
Marketing and sales	71,431	89,907	146,321	182,941
Research and development	90,653	120,087	185,345	245,443
General and administrative	34,240	34,963	72,579	72,671
Amortization of acquired intangibles	2,828	5,820	5,968	11,580
Restructuring and other charges (credits)	18,528	(355)	18,008	(355)
Write-off of acquired in-process technology	----	----	----	600

Total costs and expenses	263,707	307,485	518,425	621,677

Income (loss) from operations	(53,778)	556	(102,194)	(42,886)
Interest expense	(7,266)	(6,740)	(14,314)	(13,654)
Other income (expense), net	(2,533)	(1,750)	(8,682)	4,013

Loss before provision (benefit) for income taxes	(63,577)	(7,934)	(125,190)	(52,527)
Provision (benefit) for income taxes	10,780	10,878	12,424	(573)

Net loss	$(74,357)	$(18,812)	$(137,614)	$(51,954)

Basic and diluted net loss per share	$(0.29)	$(0.07)	$(0.54)	$(0.20)

Weighted average common shares outstanding – basic and diluted	256,883	252,629	255,592	257,724

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008
		As Adjusted
		(Note 2)

Cash and Cash Equivalents at Beginning of Period	$568,255	$1,062,920

Cash Flows from Operating Activities:
Net loss	(137,614)	(51,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,023	64,420
Amortization of debt discount and fees	10,244	8,912
Stock-based compensation	29,235	43,044
Equity in loss from investments, net	231	718
Loss on investments, net	7,991	1,729
Gain on sale and leaseback of land and buildings	(122)	(1,070)
Write-down of investment securities	4,606	8,304
Write-off of acquired in-process technology	----	600
Tax benefit of call options	----	1,341
Impairment of property, plant and equipment	3,695	1,490
Deferred income taxes	(5,044)	(12,857)
Proceeds from the sale of receivables, net	5,827	29,162
Provisions for losses on trade and installment contract receivables and sales returns	18,361	324
Other non-cash items	(8,916)	(2,993)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	43,134	11,007
Installment contract receivables	89,957	31,051
Inventories	5,847	4,743
Prepaid expenses and other	(125)	(8,075)
Other assets	6,769	(4,562)
Accounts payable and accrued liabilities	(66,247)	(56,677)
Deferred revenue	(58,364)	(24,124)
Other long-term liabilities	3,518	(5,028)

Net cash provided by operating activities	3,006	39,505

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale investments	----	3,693
Purchases of available-for-sale investments	----	(31,758)
Proceeds from the sale of long-term investments	----	3,250
Purchases of property, plant and equipment	(22,282)	(60,769)
Purchases of software licenses	(394)	(375)
Investment in venture capital partnerships and equity investments	(1,550)	(1,419)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(4,896)	(6,189)

Net cash used for investing activities	(29,122)	(93,567)

Cash Flows from Financing Activities:
Proceeds from receivable sale financing	----	17,970
Principal payments on receivable sale financing	(796)	----
Tax benefit from employee stock transactions	----	288
Proceeds from issuance of common stock	19,601	26,637
Stock received for payment of employee taxes on vesting of restricted stock	(2,439)	(3,287)
Purchases of treasury stock	----	(216,236)

Net cash provided by (used for) financing activities	16,366	(174,628)

Effect of exchange rate changes on cash and cash equivalents	(1,580)	2,283

Decrease in cash and cash equivalents	(11,330)	(226,407)

Cash and Cash Equivalents at End of Period	$556,925	$836,513

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

Cadence adopted FASB Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” on the first day of fiscal 2009. See Note 2 for additional information and disclosures regarding Cadence’s adoption of FSP APB 14-1.

Cadence adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis on the first day of fiscal 2009. This adoption did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows. See Note 4 for additional disclosures as a result of Cadence’s adoption of SFAS No. 157.

Cadence adopted SFAS No. 165, “Subsequent Events,” during the three months ended July 4, 2009. SFAS No. 165 modifies the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. Cadence evaluated subsequent events through July 31, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

Cadence adopted the following three related FASB Staff Positions during the three months ended July 4, 2009:

•	FSP FAS 115-2 and FAS 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments”;
•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; and
•	FSP FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”

FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. The adoption of these three standards did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows.

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

As of July 4, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $7.4 million as of July 4, 2009. Subsequent changes in the fair value of these hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as an increase in Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $3.6 million as of July 4, 2009. Subsequent changes in the fair value of these warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is considered dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. Cadence received net proceeds of $406.4 million after issuance costs of $13.6 million that were recorded in Other long-term assets and were amortized as interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the balance of the outstanding 2023 Notes to $0.2 million. As of July 4, 2009, the total fair market value of the outstanding 2023 Notes was $0.1 million.

Adoption of FSP APB 14-1

Cadence was required to adopt FSP APB 14-1 on the first day of fiscal 2009. FSP APB 14-1 requires issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to the Convertible Senior Notes, but it does not apply to the 2023 Notes. Prior to the adoption of FSP APB 14-1, the liability of the Convertible Senior Notes was carried at its principal value and only the contractual interest expense was recognized in Cadence’s Condensed Consolidated Statements of Operations. Because FSP APB 14-1 requires retrospective adoption, Cadence was required to adjust all periods for which the Convertible Senior Notes were outstanding before the date of adoption.

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

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible Senior Notes as of July 4, 2009 and January 3, 2009 were as follows:

	As of
	July 4,	January 3,
	2009	2009
		As Adjusted
	(In thousands)

Equity component of Convertible Senior Notes	$116,993	$116,993

Principal amount of Convertible Senior Notes	$500,000	$500,000
Unamortized discount of Convertible Senior Notes	(74,008)	(83,606)

Liability component of Convertible Senior Notes	$425,992	$416,394

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes for the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%	6.3%	6.3%
Contractual interest expense	$1,791	$1,791	$3,582	$3,582
Amortization of debt discount	$4,814	$4,484	$9,601	$8,948
Capitalized interest associated with the amortization of debt discount	$(50)	$(452)	$(210)	$(788)

As of July 4, 2009, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair market value of the Convertible Senior Notes was $372.3 million.

Cadence’s retrospective adoption of FSP APB 14-1 resulted in the following adjustments to Cadence’s Condensed Consolidated Balance Sheet as of January 3, 2009:

	As of January 3, 2009
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands)

Current assets	$954,548		$(558	)(A)	$953,990
Property, plant and equipment, net	351,961		2,891	(B)	354,852
Acquired intangibles, net	49,082		----		49,082
Installment contract receivables	160,742		----		160,742
Other assets	162,381		(1,194	)(C)	161,187

Total Assets	$1,678,714		$1,139		$1,679,853

Current liabilities	$564,210	$	----		$564,210
Long-Term Liabilities:
Long-term portion of deferred revenue	130,354		----		130,354
Convertible notes	500,178		(83,606	)(D)	416,572
Other long-term liabilities	382,004		----		382,004

Total long-term liabilities	1,012,536		(83,606)		928,930

Stockholders’ Equity:
Common stock and capital in excess of par value	1,562,079		97,223	(E)	1,659,302
Treasury stock, at cost	(695,152)		----		(695,152)
Accumulated deficit	(802,201)		(12,478	)(F)	(814,679)
Accumulated other comprehensive income	37,242		----		37,242

Total stockholders’ equity	101,968		84,745		186,713

Total Liabilities and Stockholders’ Equity	$1,678,714		$1,139		$1,679,853

Cadence’s retrospective adoption of FSP APB 14-1 resulted in the following adjustments to Cadence’s Condensed Consolidated Statement of Operations for the three and six months ended June 28, 2008:

	Three Months Ended June 28, 2008
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$308,041	$	----		$308,041
Costs and expenses	307,485		----		307,485

Loss from operations	556		----		556

Interest expense	(2,880)		(3,860	)(G)	(6,740)
Other income, net	(1,750)		----		(1,750)

Loss before provision for income taxes	(4,074)		(3,860)		(7,934)
Provision for income taxes	12,720		(1,842	)(H)	10,878

Net loss	$(16,794)		$(2,018)		$(18,812)

Basic net loss per share	$(0.07)				$(0.07)

Diluted net loss per share	$(0.07)				$(0.07)

	Six Months Ended June 28, 2008
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$578,791	$	----		$578,791
Costs and expenses	621,677		----		621,677

Loss from operations	(42,886)		----		(42,886)

Interest expense	(5,875)		(7,779	)(G)	(13,654)
Other income, net	4,013		----		4,013

Loss before provision (benefit) for income taxes	(44,748)		(7,779)		(52,527)
Provision (benefit) for income taxes	1,269		(1,842	)(H)	(573)

Net loss	$(46,017)		$(5,937)		$(51,954)

Basic net loss per share	$(0.18)				$(0.20)

Diluted net loss per share	$(0.18)				$(0.20)

(A)	This amount represents the cumulative adjustments to the current portion of debt issuance costs associated with the Convertible Senior Notes.

(B)	This amount represents the cumulative capitalized interest related to the amortization of debt discount.

(C)	This amount represents the cumulative adjustments to the long-term portion of debt issuance costs associated with the Convertible Senior Notes and the cumulative impact on the net deferred tax assets related to the amortization of debt discount.

(D)	This amount represents the remaining unamortized debt discount on the Convertible Senior Notes as of January 3, 2009.

(E)	This amount represents the equity component of the Convertible Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of debt discount.

(F)	This amount represents the cumulative Net loss impact of the amortization of debt discount and the associated tax adjustments since inception of the Convertible Senior Notes.

(G)	This amount represents the amortization of debt discount, net of the decrease in interest expense associated with the debt issuance costs.

(H)	This amount represents the tax adjustments associated with the increased expense during the period.

Cadence’s retrospective adoption of FSP APB 14-1 does not affect Cadence’s balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2008.

Cadence’s retrospective adoption of FSP APB 14-1 resulted in the following adjustments to Cadence’s Statements of Stockholders’ Equity:

	Common
	Stock and	Retained
	Capital in	Earnings
	Excess of	(Accumulated
	Par Value	Deficit)
	(In thousands)

Balance, December 30, 2006, as reported	$1,398,899	$832,763
Equity component of Convertible Senior Notes	120,073	----
Equity component of debt issuance costs	(3,080)	----
Amortization of debt discount, net of capitalized interest	----	(527)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	----	(44)
Tax adjustments	(7,634)	234

Balance, December 30, 2006, as adjusted	$1,508,258	$832,426
Fiscal 2007 equity activity as previously reported	117,594	329,678
Amortization of debt discount, net of capitalized interest	----	(16,589)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	----	703
Tax adjustments	(5,976)	6,422

Balance, December 29, 2007, as adjusted	$1,619,876	$1,152,640
Fiscal 2008 equity activity as previously reported	45,586	(1,964,642)
Amortization of debt discount, net of capitalized interest	----	(16,460)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	----	672
Tax adjustments	(6,160)	13,111

Balance, January 3, 2009, as adjusted	$1,659,302	$(814,679)

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

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP for the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)

Stock options	$2,709	$6,708	$5,851	$14,227
Restricted stock and stock bonuses	10,356	10,888	18,642	22,052
ESPP	3,442	3,858	4,742	6,765

Total stock-based compensation expense	$16,507	$21,454	$29,235	$43,044

Income tax benefit	$469	$5,443	$871	$11,503

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the market price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the Black-Scholes option pricing model for the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Dividend yield	None	None	None	None
Expected volatility	53.4%	38.0%	66.7%	42.9%
Risk-free interest rate	2.43%	3.36%	1.88%	2.76%
Expected life (in years)	4.5	4.5	4.5	4.5
Weighted average fair value of options granted	$2.43	$4.04	$2.27	$4.22

In accordance with the guidance for share-based payments, the computation of the expected volatility assumption used in the Black-Scholes option pricing model for new grants is based on implied volatility when the remaining maturities of the underlying traded options are at least one year and, when the remaining maturities of the underlying traded options are less than one year, it is based on an equal weighting of historical and implied volatilities. When establishing the expected life assumption, Cadence reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends, so the expected dividend yield used in the calculation is zero.

Restricted Stock and Stock Bonuses

The cost of restricted stock is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. The weighted average grant date fair values of restricted stock granted during the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Weighted average fair value of restricted stock granted	$4.85	$11.24	$4.72	$11.10

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

Stock-based compensation expense related to performance-based restricted stock grants for the three and six months ended July 4, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)

Stock-based compensation expense related to performance-based grants	$356	$1,915	$648	$3,931

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock or cash. Each quarterly period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this performance-based bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the performance-based bonus plan is based on the dollar amount earned and the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. During both of the six month periods ended July 4, 2009 and June 28, 2008, Cadence elected to make the payments in cash under this performance-based bonus plan. Stock-based compensation expense and the cash paid related to this performance-based bonus plan for the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$1,315	$1,402	$2,892	$2,827
Cash paid for performance-based bonus plan	$ ----	$ ----	$3,231	$2,427

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

On January 30, 2009, because Cadence did not have a sufficient number of authorized common stock available under the ESPP to permit all ESPP participants to purchase Cadence’s common stock in the full amount that had been set aside for them through their contributions, Cadence allocated the purchase on a pro rata basis and refunded the excess contributions to the ESPP participants. At the annual meeting of Cadence’s stockholders on May 13, 2009, an additional 12.5 million shares of Cadence’s common stock were authorized under the ESPP.

Cadence’s Board of Directors administers the ESPP and has the final power to construe and interpret both the ESPP and the rights granted under it. Cadence’s Board of Directors has the power, subject to the provisions of the ESPP, to determine when and how the rights to purchase Cadence common stock will be granted and the provisions of each offering of these rights, including designating any limits on the percentage and dollar amount that may be withheld from the ESPP participants’ annual gross earnings for a particular offering period, and Cadence’s Board of Directors may modify such limits from time to time. Under the rules currently in effect under the ESPP: (i) for the offering period commencing February 1, 2009, each eligible ESPP participant would be entitled to purchase Cadence common stock in an amount not to exceed the lower of (A) $7,058.82 or (B) the difference between (x) $25,000 and (y) the aggregate amount of Cadence’s common stock such participant purchased on January 30, 2009 under the ESPP; and (ii) for the offering period commencing August 1, 2009 and thereafter, each eligible ESPP participant would be entitled to purchase Cadence common stock in an amount not to exceed $7,058.82 in any calendar year, subject to a contribution limit of 5% of such participant’s gross annual earnings.

Shares of Cadence’s common stock issued under the ESPP for the six months ended July 4, 2009 and June 28, 2008 were as follows:

	Six Months Ended
	July 4,	June 28,
	2009	2008
	(In thousands, except
	per share amounts)

Cadence shares issued under the ESPP	6,051	2,719
Cash received from the exercise of purchase rights under the ESPP	$19,441	$23,455
Weighted average purchase price per share	$3.21	$8.63

Stock-based compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Dividend yield	None	None	None	None
Expected volatility	53.4%	38.0%	53.4%	43.0%
Risk-free interest rate	0.17%	1.67%	0.17%	2.05%
Expected life (in years)	0.21	0.25	0.21	0.45
Weighted average fair value of purchase rights granted	$2.12	$2.50	$2.12	$2.86

In accordance with the guidance for share-based payments, the computation of the expected volatility assumption used in the Black-Scholes option pricing model for new grants is based on implied volatility when the remaining maturities of the underlying traded options are at least one year and, when the remaining maturities of the underlying traded options are less than one year, it is based on an equal weighting of historical and implied volatilities. The expected life assumption is based on the average exercise date for the purchase periods in each offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends, so the expected dividend yield used in the calculation is zero.

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

On a quarterly basis, Cadence measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, time deposits, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, and foreign exchange contracts. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 4, 2009:

	Fair Value Measurements as of July 4, 2009:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Assets
Cash equivalents — Money market mutual funds	$412,503	$412,503	$	----	$	----
Available-for-sale securities	5,238	5,207		----		31
Time deposits	243	243		----		----
Trading securities held in NQDCs	28,482	28,482		----		----
Foreign currency exchange contracts	16	----		16		----

Total	$446,482	$446,435		$16		$31

Cadence determined that two of its non-marketable securities were other-than-temporarily impaired based on the current prices of similar non-marketable securities offered by the investees. Cadence wrote down the investments by $0.6 million during the three months ended July 4, 2009 and $4.6 million during the six months ended July 4, 2009. These amounts are included in Other income (expense), net in Cadence’s Condensed Consolidated Statement of Operations. The fair value of these non-marketable securities was estimated using Level 2 inputs.

Cadence exited certain facilities in connection with a restructuring plan and recorded lease losses of $0.2 million during the three months ended July 4, 2009 and $1.9 million during the six months ended July 4, 2009. These losses are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statement of Operations for the three and six months ended July 4, 2009. See Note 5 for additional details on Cadence’s lease loss estimates. The fair value of these lease losses was estimated using Level 2 inputs.

Cadence had gross unrealized losses related to available-for-sale securities of less than $0.1 million as of July 4, 2009. Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is related to changes in the market value of the investees’ common stock and is considered to be temporary in nature.

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair value of Cadence’s convertible notes is influenced by interest rates and Cadence’s stock price and stock price volatility and is determined by market trading. See Note 2 for the fair value of Cadence’s Convertible Senior Notes, 2023 Notes, and convertible note hedges and warrants.

NOTE 5.	RESTRUCTURING AND OTHER CHARGES

During the three months ended July 4, 2009, Cadence initiated a restructuring plan, or the 2009 Restructuring Plan, to decrease costs by reducing its workforce. Cadence recorded total costs associated with the 2009 Restructuring Plan of $19.7 million during the three months ended July 4, 2009 primarily for severance and benefits charges.

Cadence also initiated a restructuring plan during fiscal 2008, or the 2008 Restructuring Plan, and restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of July 4, 2009, Cadence had a liability of $4.8 million related to the 2008 Restructuring Plan that consisted primarily of estimated lease losses and a liability of $5.1 million related to the Other Restructuring Plans that consisted solely of estimated lease losses.

As of July 4, 2009, Cadence’s total amount accrued for the 2009 Restructuring Plan, the 2008 Restructuring Plan and the Other Restructuring Plans was $27.6 million, consisting primarily of $18.6 million of severance and severance-related benefits and $8.9 million of estimated lease losses related to these restructuring plans. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $12.6 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities, as compared to current expectations. Of the $27.6 million accrued as of July 4, 2009, $20.7 million was included in Accounts payable and accrued liabilities and $6.9 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheets.

Cadence regularly evaluates the adequacy of its lease loss and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under its restructuring plans.

2009 Restructuring Plan

During the three months ended July 4, 2009, Cadence recorded $19.7 million of headcount reduction costs associated with the 2009 Restructuring Plan, which included severance payments, severance-related benefits and costs for outplacement services. The costs recorded during the three months ended July 4, 2009 include severance and severance-related benefits which were communicated to the affected employees before July 4, 2009 and estimated costs that were both probable and estimable as of July 4, 2009 for employees notified after July 4, 2009.

Cadence provides severance and termination benefits in compliance with the varying regulations in the jurisdictions and countries in which Cadence operates. Termination benefits of approximately $2.1 million were paid to employees before July 4, 2009 and termination benefits of approximately $17.6 million will be paid after July 4, 2009. Cadence expects to pay substantially all of the anticipated benefits related to the 2009 Restructuring Plan by July 2, 2010.

The following table presents activity for the 2009 Restructuring Plan for the three months ended July 4, 2009:

Severance
and
Benefits
(In thousands)

Balance, April 4, 2009	$ ----
Restructuring and other charges, net	19,729
Non-cash charges	----
Cash payments	(2,096)
Effect of foreign currency translation	16

Balance, July 4, 2009	$17,649

2008 Restructuring Plan

The following table presents activity for the 2008 Restructuring Plan for the three months ended July 4, 2009:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, April 4, 2009	$3,076	$3,715	$47	$6,838
Restructuring and other charges (credits), net	(538)	213	----	(325)
Non-cash charges	----	37	----	37
Cash payments	(1,614)	(305)	(9)	(1,928)
Effect of foreign currency translation	60	161	2	223

Balance, July 4, 2009	$984	$3,821	$40	$4,845

During the three months ended July 4, 2009, Cadence recorded a net reversal of $0.5 million related to termination and related benefits costs that were less than initially estimated, partially offset by restructuring expense of $0.2 million related to a facility included in the 2008 Restructuring Plan that Cadence exited during the three months ended July 4, 2009.

The following table presents activity for the 2008 Restructuring Plan for the six months ended July 4, 2009:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, January 3, 2009	$29,667	$2,164	$84	$31,915
Restructuring and other charges (credits), net	(2,550)	1,942	----	(608)
Non-cash charges	----	45	----	45
Cash payments	(25,750)	(572)	(42)	(26,364)
Effect of foreign currency translation	(383)	242	(2)	(143)

Balance, July 4, 2009	$984	$3,821	$40	$4,845

Cadence has incurred approximately $41.7 million of headcount reduction costs associated with the 2008 Restructuring Plan. These costs included severance payments, severance-related benefits and costs for outplacement services. Termination benefits of approximately $41.2 million were paid to employees before July 4, 2009. Cadence expects to complete payments for substantially all of the anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010.

Other Restructuring Plans

The following table presents activity for the three months ended July 4, 2009 associated with the Other Restructuring Plans:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, April 4, 2009	$307	$2,598	$1,063	$1,907	$5,875
Adjustments to Restructuring and other charges (credits), net	----	89	(965)	----	(876)
Non-cash charges	14	47	(2)	----	59
Cash payments	(34)	(242)	(44)	----	(320)
Effect of foreign currency translation	16	241	----	71	328

Balance, July 4, 2009	$303	$2,733	$52	$1,978	$5,066

The following table presents activity for the six months ended July 4, 2009 associated with the Other Restructuring Plans:

	2005	2003	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, January 3, 2009	$329	$2,837	$1,065	$2,028	$6,259
Adjustments to Restructuring and other charges (credits), net	----	(101)	(965)	(47)	(1,113)
Non-cash charges	27	89	(2)	----	114
Cash payments	(72)	(371)	(46)	----	(489)
Effect of foreign currency translation	19	279	----	(3)	295

Balance, July 4, 2009	$303	$2,733	$52	$1,978	$5,066

NOTE 6.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contracts receivable are presented net of allowance for doubtful accounts of $24.6 million as of July 4, 2009 and $7.5 million as of January 3, 2009.

Cadence’s customers are primarily concentrated within the semiconductor sector, which is currently experiencing a significant downturn with limited visibility to the extent and timing of recovery. Approximately half of Cadence’s total Receivables, net and Installment contracts receivables, net as of July 4, 2009 relate to ten customers.

Cadence believes that its allowance for doubtful accounts is adequate and represents Cadence’s current best estimate, but Cadence will continue to monitor customer liquidity and other economic conditions, which may result in changes to Cadence’s estimates regarding its allowance for doubtful accounts. Such adjustments could be material to Cadence’s Condensed Consolidated Financial Statements.

NOTE 7.	INCOME TAXES

Cadence has recognized $7.3 million of Provision for income taxes during the three and six months ended July 4, 2009 that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. As a result, Cadence’s Net income (loss) would have increased (decreased) as follows, with a corresponding change in Cadence’s Provision for income taxes:

Increase
(decrease) in
Net income
(loss)
(In thousands)

Period:
2004	$(4,908)
2005	(2,416)
2006	(2,089)
2007	(258)
2008	2,409

$(7,262)

The effects on Cadence’s fiscal 2009 expected annual results and the Consolidated Financial Statements for prior periods is not considered material.

During the three and six months ended July 4, 2009, Cadence determined that it would carryback its anticipated fiscal 2009 federal United States net operating loss to prior year tax returns which resulted in a tax benefit of approximately $12.2 million being recognized in the calculation of Cadence’s fiscal 2009 annual effective tax rate.

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

In May 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. The IRS is contesting Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against Cadence’s transfer pricing arrangements and deductions for foreign trade income in prior examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates that are published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001.

Unrecognized Tax Benefits

Cadence’s Provision for income taxes for the three months ended July 4, 2009 included an increase in unrecognized tax benefits, penalties and interest related to prior year tax positions of $12.3 million and current year interest expense related to unrecognized tax benefits of $3.2 million. Cadence’s Provision for income taxes for the six month ended July 4, 2009 included an increase in unrecognized tax benefits, penalties and interest of $12.3 million related to prior year tax positions, and current year interest expense related to unrecognized tax benefits of $6.4 million.

In May 2009, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, overturned a 2005 ruling by the U.S. Tax Court. While Cadence was not a named party to the case, the Ninth Circuit’s decision impacts Cadence’s tax position for certain years prior to fiscal 2004. The Ninth Circuit held that related parties to a research and development cost sharing arrangement must share stock option costs, notwithstanding the U.S. Tax Court finding that unrelated parties in such an arrangement would not share such costs. As a result of the Ninth Circuit’s decision, Cadence increased its liability for unrecognized tax benefits and decreased Common stock and capital in excess of par value by approximately $6.4 million as of July 4, 2009.

As a result of Cadence’s adoption of SFAS No. 141R, “Business Combinations,” on the first day of fiscal 2009, the amount of unrecognized tax benefits that, if recognized, would reduce our effective tax rate, increased by $22.2 million. Prior to the adoption of SFAS No. 141R, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill.

NOTE 8.	NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, less unvested restricted stock grants, during the period. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding for the diluted net loss per share calculation.

The following table presents the potential shares of Cadence’s common stock outstanding for the three and six months ended July 4, 2009 and June 28, 2008 that were not included in the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2019)	38,606	40,345	38,606	40,345
Non-vested shares of restricted stock	10,540	6,543	10,540	6,543
2023 Notes	11	14,721	11	14,721
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640	23,640

Total potential common shares excluded	72,797	85,249	72,797	85,249

NOTE 9.	ACCUMULATED DEFICIT

The changes in accumulated deficit for the three and six months ended July 4, 2009 were as follows:

Three Months
Ended
(In thousands)

Balance as of April 4, 2009	$(992,290)
Net loss	(74,357)
Losses on re-issuance of treasury stock allocated to accumulated deficit	(50,222)

Balance as of July 4, 2009	$(1,116,869)

Six Months
Ended
(In thousands)

Balance as of January 3, 2009, as adjusted (Note 2)	$(814,679)
Net loss	(137,614)
Losses on re-issuance of treasury stock allocated to accumulated deficit	(164,576)

Balance as of July 4, 2009	$(1,116,869)

Cadence records an adjustment on re-issuance of treasury stock based on the difference between the total proceeds received in the re-issuance transaction and the original purchase price of the treasury stock. If treasury stock is re-issued at a higher price than its purchase price, the difference is recorded as a component of Capital in excess of par in Stockholders’ Equity. If the treasury stock re-issuance price is lower than its purchase price, the difference is recorded as a component of Common stock and capital in excess of par value to the extent that there are gains to offset the losses. If there are no treasury stock gains in Common stock and capital in excess of par value, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in Stockholders’ Equity. Cadence recorded losses on the re-issuance of treasury stock as a component of Accumulated deficit of $50.2 million during the three months ended July 4, 2009 and $164.6 million during the six months ended July 4, 2009.

NOTE 10.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive loss for the three and six months ended July 4, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
	(In thousands)

Net loss	$(74,357)	$(18,812)	$(137,614)	$(51,954)
Foreign currency translation adjustments, net of related tax effects	3,970	(3,069)	(1,369)	2,638
Changes in unrealized holding gains and losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and related tax effects	1,825	4,025	1,626	4,918
Other	236	----	(36)	----

Comprehensive loss	$(68,326)	$(17,856)	$(137,393)	$(44,398)

NOTE 11.	CONTINGENCIES

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. This amended complaint alleges that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requests certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint.

The motion to dismiss is scheduled to be heard by the District Court on September 11, 2009. Cadence intends to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

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

NOTE 12.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the six months ended July 4, 2009 and June 28, 2008 is as follows:

	Six Months Ended
	July 4,		June 28,
	2009		2008
	(In thousands)

Cash Paid During the Period for:
Interest		$3,594	$3,594

Income taxes, including foreign withholding tax		$5,989	$21,555

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$	----	$1,140

Unrealized gain on available-for-sale securities, net of taxes		$1,626	$4,918

Accrual for executed and unsettled stock purchases	$	----	$5,258

NOTE 13.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three and six months ended July 4, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)

Interest income	$750	$5,059	$1,779	$13,834
Gains on sale of non-marketable securities	----	----	----	884
Gains on sale of available-for-sale securities	----	1,435	----	1,435
Losses on sale of trading securities in Cadence’s non-qualified deferred compensation trust	(1,623)	(3,388)	(7,991)	(4,048)
Gains (losses) on foreign exchange	(901)	(1,853)	2,423	420
Equity in loss from investments, net	(85)	(385)	(231)	(718)
Write-down of investment securities	(613)	(2,903)	(4,606)	(8,304)
Other income (expense)	(61)	285	(56)	510

Total other income (expense), net	$(2,533)	$(1,750)	$(8,682)	$4,013

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

Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired and Cadence wrote down the investments by $0.6 million during the three months ended July 4, 2009, $4.6 million during the six months ended July 4, 2009 and $2.9 million during the three and six months ended June 28, 2008. During the six months ended June 28, 2008, Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and Cadence wrote down the investment by $5.4 million.

NOTE 14.	SEGMENT REPORTING

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)

Americas:
United States	$93,935	$136,802	$175,950	$248,769
Other Americas	5,420	9,160	9,971	15,377

Total Americas	99,355	145,962	185,921	264,146

Europe, Middle East and Africa:
Germany	10,711	12,375	23,195	26,798
Other Europe, Middle East and Africa	33,842	51,351	70,044	101,279

Total Europe, Middle East and Africa	44,553	63,726	93,239	128,077

Japan	36,149	59,983	75,377	116,385
Asia	29,872	38,370	61,694	70,183

Total	$209,929	$308,041	$416,231	$578,791

No single customer accounted for 10% or more of total revenue for the three and six months ended July 4, 2009 or for the three and six months ended June 28, 2008.

As of July 4, 2009, one customer accounted for 12% and one customer accounted for 11% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 3, 2009, two customers each accounted for 11% of Cadence’s Receivables, net and Installment contract receivables, net.

The following table presents a summary of long-lived assets by geography:

	As of
	July 4,	January 3,
	2009	2009
		As Adjusted
	(In thousands)

Americas:
United States	$297,356	$320,770
Other Americas	25	34

Total Americas	297,381	320,804

Europe, Middle East and Africa:
Germany	945	1,002
Other Europe, Middle East and Africa	5,566	6,357

Total Europe, Middle East and Africa	6,511	7,359

Japan	5,661	6,415
Asia	18,954	20,274

Total	$328,507	$354,852

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing engineering services. In the past, our revenue has been significantly affected by the mix of license types executed in any given period. Our revenue may also be deferred until payments become due and payable or cash is received from certain customers and for certain contracts. Substantially all of our revenue is generated from IC manufacturers and designers and electronics systems companies and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.

The IC, electronics systems and semiconductor industries are continuing to experience significant challenges, primarily due to a challenging macroeconomic environment, which is characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. As a result of this downturn, some of our customers faced financial challenges during fiscal 2008 and the first half of fiscal 2009 and may continue to face such challenges during the remainder of fiscal 2009. It is unclear when the macroeconomic environment may improve. We are continuing to see pressures on our customers’ research and development budgets, and therefore our customers are still looking for more flexibility in the type of software and hardware products they purchase and how and when they purchase them. The current economic downturn in our customers’ industries has contributed to the substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.

Facing uncertainty and cost pressures in their own businesses, some of our customers are continuing to wait to purchase our products and to seek purchasing terms and conditions that are less favorable to us, including lower prices and shorter contract duration. As a result of this trend, we experienced lower business levels for fiscal 2008 and we have forecasted lower business levels for fiscal 2009. We incurred net losses for fiscal 2008 and the first half of fiscal 2009 and we expect to incur net losses during the remainder of fiscal 2009. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are transitioning to a license mix that will provide our customers with greater flexibility and will result in a substantial portion of our revenue being recognized ratably.

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

Our operating results are affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers (e.g., customers transitioning from subscription license arrangements to term license arrangements). Our license mix is changing such that a substantial proportion of licenses will require ratable revenue recognition and we expect to have fewer changes in existing contractual arrangements with existing customers, and this will result in a decrease in our expected revenue for fiscal 2009. Due to the lower business levels and the change in the license mix noted above, we expect to incur a net loss for fiscal year 2009.

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of our expected decrease in revenue, we have implemented cost savings initiatives, including reducing headcount, decreasing employee bonuses and reducing other discretionary spending. During both the second half of fiscal 2008 and the first half of fiscal 2009, we initiated a restructuring plan to decrease costs by reducing our workforce and by consolidating facilities. We expect ongoing annual savings of approximately $180.0 million related to these two restructuring plans and other expense reductions.

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

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Our critical accounting estimate for allowance for doubtful accounts is described below due to challenges currently affecting our customers as they adjust to the challenging economic conditions.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. This allowance is based on our assessment of the creditworthiness of our customers, historical experience, changes in customer demand and the overall economic climate in industries that we serve. While we believe that our allowance for doubtful accounts is adequate and represents our current best estimate, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding our ability to collect from our customers. Changes in circumstances, such as an unexpected material adverse change in a customer’s ability to meet its financial obligation to us or the customer’s payment trends, may require us to further adjust our estimates of the recoverability of amounts due to us, which could have a material adverse effect on our business, financial condition and operating results. As a result of our assessment of increased risk of customer delays or defaults on payment obligations, we have increased our allowance for doubtful accounts to $24.6 million as of July 4, 2009, as compared to $16.1 million as of April 4, 2009 and $7.5 million as of January 3, 2009.

Results of Operations

Financial results for the three and six months ended July 4, 2009 reflected the following:

•	Continuing pressures on the research and development budgets in our customer base due to the deceleration of growth in the IC, electronics systems and semiconductor industries and the challenging macroeconomic environment;
•	Lower business levels due to the challenging macroeconomic environment and the timing of our contract renewals with existing customers;
•	Lower business levels and up-front revenue recognized due to our transition to a ratable license mix, which began in the third quarter of fiscal 2008;
•	Decreased costs throughout the company as a result of our restructuring plans and other expense reductions;
•	An increase in our allowance for doubtful accounts and the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, as a result of our assessment of the increased risk of customer delays or defaults on payment obligations; and
•	Our retrospective adoption of FASB Staff Position, or FSP, No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which increased interest expense for all periods presented.

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

A substantial portion of our total revenue is recognized over multiple periods. In the past, a significant portion of our product revenue has generally been recognized upon the later of the effective date of the arrangement or delivery of the licensed software. We are moving to a license mix that will result in increased ratable revenue or revenue that will be recognized during multiple periods as the payments become due and payable, or as cash is received from certain customers and for certain contracts. As a result, we expect the percentage of product revenue from backlog to increase in future years.

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

Functional Verification:  Products in this group, including the Incisive functional verification platform, are used to verify that the high level, logical representation of an IC design is functionally correct.

Digital IC Design:  Products in this group, including the Encounter digital IC design platform, are used to accurately convert the high-level, logical representation of a digital IC into a detailed physical blueprint and then detailed design information showing how the IC will be physically implemented. This data is used for creation of the photomasks used to manufacture semiconductors.

Custom IC Design:  Our custom design products, including the Virtuoso custom design platform, are used for ICs that must be designed at the transistor level, including analog, radio frequency, memories, high performance digital blocks and standard cell libraries. Detailed design information showing how an IC will be physically implemented is used for creation of the photomasks used to manufacture semiconductors.

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

Revenue by Period

The following table shows our revenue for the three and six months ended July 4, 2009 and June 28, 2008 and the change in revenue between periods:

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	Change	2009	2008	Change
	(In millions)

Product	$101.8	$175.0	$(73.2)	$189.4	$314.8	$(125.4)
Services	27.8	33.7	(5.9)	57.0	65.9	(8.9)
Maintenance	80.3	99.3	(19.0)	169.8	198.1	(28.3)

Total revenue	$209.9	$308.0	$(98.1)	$416.2	$578.8	$(162.6)

Product revenue decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily because of lower business levels due to the challenging macroeconomic environment, the timing of our contract renewals with existing customers, our transition to a ratable license mix and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Functional Verification, Digital IC Design and Custom IC Design products.

Product, Services and Maintenance Revenue have also decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, due to an increase in the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	July 4,	April 4,	January 3,	September 27,	June 28,
	2009	2009	2009	2008	2008

Functional Verification	23%	20%	17%	22%	25%
Digital IC Design	24%	19%	26%	20%	24%
Custom IC Design	25%	26%	23%	26%	23%
System Interconnect	10%	12%	12%	11%	10%
Design for Manufacturing	5%	9%	7%	7%	7%
Services and other	13%	14%	15%	14%	11%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	Change	2009	2008	Change
	(In millions)

United States	$93.9	$136.8	$(42.9)	$175.9	$248.8	$(72.9)
Other Americas	5.4	9.1	(3.7)	10.0	15.4	(5.4)
Europe, Middle East and Africa	44.6	63.7	(19.1)	93.2	128.1	(34.9)
Japan	36.1	60.0	(23.9)	75.4	116.4	(41.0)
Asia	29.9	38.4	(8.5)	61.7	70.1	(8.4)

Total revenue	$209.9	$308.0	$(98.1)	$416.2	$578.8	$(162.6)

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

United States	45%	45%	42%	43%
Other Americas	3%	3%	3%	3%
Europe, Middle East and Africa	21%	21%	22%	22%
Japan	17%	19%	18%	20%
Asia	14%	12%	15%	12%

Total	100%	100%	100%	100%

No single customer accounted for 10% or more of total revenue during the three and six months ended July 4, 2009 or during the three and six months ended June 28, 2008.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen as the result of foreign currency translation. For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Disclosures About Market Risk — Foreign Currency Risk” below.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In millions)

Cost of product	$ ----	$0.1	$0.1	$0.1
Cost of services	1.1	1.1	1.8	2.1
Cost of maintenance	0.7	0.7	1.1	1.3
Marketing and sales	3.7	4.8	6.4	9.2
Research and development	8.0	9.4	14.4	19.2
General and administrative	3.0	5.4	5.4	11.1

Total	$16.5	$21.5	$29.2	$43.0

Stock-based compensation expense decreased by $5.0 million during the three months ended July 4, 2009, as compared to the three months ended June 28, 2008, and $13.8 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Stock options	$(4.0)	$(8.4)
Restricted stock awards, restricted stock units and stock bonuses	(0.6)	(3.4)
Employee stock purchase plan	(0.4)	(2.0)

	$(5.0)	$(13.8)

Stock-based compensation expense related to stock options decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily due to our increased use of restricted stock awards and restricted stock units instead of stock options, a decrease in the number of unvested stock options due to terminations, and the valuation of newly granted stock options at lower fair values.

Stock-based compensation expense related to restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock bonuses decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily due to new grants of restricted stock being valued at a lower stock price.

Cost of Revenue

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	Change	2009	2008	Change
	(In millions)

Product	$9.8	$15.4	$(5.6)	$17.4	$27.4	$(10.0)
Services	$24.4	$27.2	$(2.8)	$48.5	$52.4	$(3.9)
Maintenance	$11.9	$14.4	$(2.5)	$24.3	$29.0	$(4.7)

The following table shows cost of revenue as a percentage of related revenue for the three and six months ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Product	10%	9%	9%	9%
Services	88%	81%	85%	80%
Maintenance	15%	15%	14%	15%

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

A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In millions)

Product related costs	$8.9	$10.6	$14.3	$18.0
Amortization of acquired intangibles	0.9	4.8	3.1	9.4

Total Cost of product	$9.8	$15.4	$17.4	$27.4

Product related costs decreased during the three months and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily due to a decrease in hardware sales. Amortization of acquired intangibles decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily due to the decrease in the balance of Acquired intangibles, net as a result of our impairment charge taken in the fourth quarter of fiscal 2008 (as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009) and because certain acquired intangible assets became fully amortized during the period.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $2.8 million during the three months ended July 4, 2009, as compared to the three months ended June 28, 2008, and $3.9 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008, primarily due to a decrease in salary, benefits and other employee-related costs.

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. Cost of maintenance decreased by $2.5 million during the three months ended July 4, 2009, as compared to the three months ended

June 28, 2008, and $4.7 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008, primarily due to a decrease in salary, benefits and other employee-related costs.

Operating Expenses

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	Change	2009	2008	Change
	(In millions)

Marketing and sales	$71.4	$89.9	$(18.5)	$146.3	$182.9	$(36.6)
Research and development	90.7	120.1	(29.4)	185.3	245.4	(60.1)
General and administrative	34.2	35.0	(0.8)	72.6	72.7	(0.1)

Total operating expenses	$196.3	$245.0	$(48.7)	$404.2	$501.0	$(96.8)

Operating expenses decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily due to our two restructuring plans and our cost savings initiatives to decrease discretionary spending. Salary, commissions, benefits and other employee-related costs decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, primarily due to our two restructuring plans, which served to reduce our headcount, and our decrease in employee bonuses. The primary components of Other discretionary spending are travel, professional services costs, computer equipment lease costs and maintenance associated with third-party software.

The following table shows operating expenses as a percentage of total revenue for the three and six months ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Marketing and sales	34%	29%	35%	32%
Research and development	43%	39%	45%	42%
General and administrative	16%	11%	17%	13%

Marketing and Sales

Marketing and sales expense decreased by $18.5 million during the three months ended July 4, 2009, as compared to the three months ended June 28, 2008, and $36.6 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Salary, commissions, benefits and other employee-related costs	$(11.1)	$(22.6)
Other discretionary spending	(3.9)	(9.1)
Facilities and other infrastructure costs	(2.4)	(2.1)
Stock-based compensation	(1.1)	(2.8)

	$(18.5)	$(36.6)

Research and Development

Research and development expense decreased by $29.4 million during the three months ended July 4, 2009, as compared to the three months ended June 28, 2008, and $60.1 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Salary, commissions, benefits and other employee-related costs	$(20.9)	$(44.0)
Other discretionary spending	(4.0)	(7.9)
Facilities and other infrastructure costs	(3.1)	(3.4)
Stock-based compensation	(1.4)	(4.8)

	$(29.4)	$(60.1)

General and Administrative

General and administrative expense decreased by $0.8 million during the three months ended July 4, 2009, as compared to the three months ended June 28, 2008, and $0.1 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Salary, commissions, benefits and other employee-related costs	$(3.3)	$(8.1)
Other discretionary spending	(2.5)	(3.5)
Stock-based compensation	(2.4)	(5.7)
Facilities and other infrastructure costs	(1.5)	(3.0)
Losses on the sale of installment contract receivables	(1.4)	(3.9)
Impairment of property, plant and equipment	0.3	3.8
Bad debt expense	10.0	20.3

	$(0.8)	$(0.1)

Losses on the sale of installment contract receivables decreased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, due to a reduction in sales of receivables. As a result of the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions.

Bad debt expense increased during the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008, due to the increase in our allowance for doubtful accounts resulting from our assessment of the increased risk of customer delays or defaults on payment obligations.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	Change	2009	2008	Change
	(In millions)

Amortization of acquired intangibles	$2.8	$5.8	$(3.0)	$6.0	$11.6	$(5.6)

Amortization of acquired intangibles decreased by $3.0 million during the three months ended July 4, 2009, as compared to the three months ended June 28, 2008, and by $5.6 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008, primarily due to the decrease in the balance of Acquired intangibles, net as a result of our impairment charge taken in the fourth quarter of fiscal 2008 (as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009). Based on our current portfolio of intangible assets, we expect our Amortization of acquired intangibles to remain at its current level through the remainder of fiscal 2009.

Restructuring and Other Charges

During the three months ended July 4, 2009, we initiated a restructuring plan, or the 2009 Restructuring Plan, to decrease costs by reducing our workforce. The 2009 Restructuring Plan is expected to decrease costs by reducing our workforce throughout the company by approximately 245 positions. We recorded total costs associated with the 2009 Restructuring Plan of $19.7 million during the three months ended July 4, 2009, primarily for severance and benefits charges.

During fiscal 2008, we initiated a restructuring plan, or the 2008 Restructuring Plan, to decrease costs by reducing our workforce and by consolidating facilities. The 2008 Restructuring Plan is expected to decrease costs by reducing our workforce throughout the company by approximately 625 positions and substantially all of such expected workforce reductions have been completed. We also initiated restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of July 4, 2009, we had a liability of $4.8 million related to the 2008 Restructuring Plan, which consisted primarily of estimated lease losses and a liability of $5.1 million related to the Other Restructuring Plans for estimated lease losses.

As of July 4, 2009, our estimate of the accrued lease losses related to these restructuring plans was $8.9 million. This amount will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $12.6 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities, as compared to current expectations.

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

The following table presents restructuring expense by Restructuring Plan for the three months ended July 4, 2009:

	Severance	Excess
	and Benefits	Facilities	Total
	(In millions)

2009 Restructuring Plan	$19.7	$ ----	$19.7
2008 Restructuring Plan	(0.5)	0.2	(0.3)
Other Restructuring Plans	----	(0.9)	(0.9)

Total	$19.2	$(0.7)	$18.5

The following table presents restructuring expense by Restructuring Plan for the six months ended July 4, 2009:

	Severance	Excess
	and Benefits	Facilities	Total
	(In millions)

2009 Restructuring Plan	$19.7	$ ----	$19.7
2008 Restructuring Plan	(2.5)	1.9	(0.6)
Other Restructuring Plans	----	(1.1)	(1.1)

Total	$17.2	$0.8	$18.0

2009 Restructuring Plan

During the three months ended July 4, 2009, we recorded $19.7 million of headcount reduction costs associated with the 2009 Restructuring Plan, which included severance payments, severance-related benefits and costs for outplacement services. The costs recorded during the three months ended July 4, 2009 include severance and severance-related benefits that were communicated to the affected employees before July 4, 2009 and estimated costs that were both probable and estimable as of July 4, 2009 for employees notified after July 4, 2009.

We provide severance and termination benefits in compliance with the varying regulations in the jurisdictions and countries in which we operate. Termination benefits of approximately $2.1 million associated with the 2009 Restructuring Plan were paid to employees before July 4, 2009 and termination benefits of approximately $17.6 million will be paid after July 4, 2009. We expect to pay substantially all of the anticipated benefits related to the 2009 Restructuring Plan by July 2, 2010. We expect ongoing annual savings of approximately $30.0 million related to the 2009 Restructuring Plan.

2008 Restructuring Plan

During the three months ended July 4, 2009, we recorded a net reversal of $0.5 million related to termination and related benefits costs associated with the 2008 Restructuring Plan that were less than initially estimated, partially offset by restructuring expense of $0.2 million related to a facility included in the 2008 Restructuring Plan that we exited during the three months ended July 4, 2009.

We have incurred approximately $41.7 million of headcount reduction costs associated with the 2008 Restructuring Plan. These costs included severance payments, severance-related benefits and costs for outplacement services. Termination benefits of approximately $41.2 million were paid to employees before July 4, 2009. We expect to complete payments for substantially all of the anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010. We expect ongoing annual savings of approximately $150.0 million related to the 2008 Restructuring Plan and other expense reductions.

Interest Expense

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	As Adjusted			As Adjusted
	(In millions)

Interest expense	$7.3	$6.7	$14.3	$13.7

On the first day of fiscal 2009, we adopted FSP APB 14-1, which requires issuers of certain types of convertible notes to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The primary components of Interest expense for the three and six months ended July 4, 2009 and June 28, 2008 consisted of the non-cash component associated with the amortization of the debt discount as required under FSP APB 14-1 and the contractual interest expense of our Convertible Senior Notes.

Other Income (Expense), net

Other income (expense), net, for the three and six months ended July 4, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In millions)

Interest income	$0.8	$5.1	$1.8	$13.8
Gains on sale of non-marketable securities	----	----	----	0.9
Gains on sale of available-for-sale securities	----	1.4	----	1.4
Losses on sale of trading securities in Cadence’s non-qualified deferred compensation trust	(1.6)	(3.4)	(8.0)	(4.0)
Gains (losses) on foreign exchange	(0.9)	(1.9)	2.4	0.4
Equity losses from investments	(0.1)	(0.4)	(0.2)	(0.7)
Write-down of investments	(0.6)	(2.9)	(4.6)	(8.3)
Other income (expense)	(0.1)	0.3	(0.1)	0.5

Total other income (expense), net	$(2.5)	$(1.8)	$(8.7)	$4.0

Interest income decreased by $4.3 million and $12.0 million for the three and six months ended July 4, 2009, as compared to the three and six months ended June 28, 2008. The decrease was due to lower average cash balances and lower interest rates during the three and six months ended July 4, 2009.

We determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down certain such investments by $0.6 million during the three months ended July 4, 2009, $4.6 million during the six months ended July 4, 2009 and $2.9 million during the three and six months ended June 28, 2008. During the six months ended June 28, 2008, we determined that one of our available-for-sale securities was other-than-temporarily impaired based on the severity and the duration of the impairment and we wrote down the investment by $5.4 million.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
	(In millions, except percentages)

Provision for income taxes	$10.8	$10.9	$12.4	$0.6
Effective tax rate	(17.0)%	(137.1)%	(9.9)%	1.1%

Our Provision for income taxes for the three months ended July 4, 2009 is primarily due to the recognition of period-specific items of net tax expense of $15.5 million which was partially offset by the tax benefit of the fiscal 2009 United States federal net operating losses that can be utilized in prior years. During the three months ended July 4, 2009, we determined that we would carryback our fiscal 2009 federal United States net operating loss to prior year tax returns which allowed us to recognize a tax benefit for such losses in our annual effective tax rate for the fiscal year.

The largest items of the period-specific net tax expense for the three months ended July 4, 2009 included an increase in our unrecognized tax benefits, penalties and interest related to prior year tax positions of $12.3 million and current year interest expense related to unrecognized tax benefits of $3.2 million. The $12.3 million increase in unrecognized tax benefits, penalties and interest during the three months ended July 4, 2009 included $7.3 million of unrecognized tax benefits, penalties and interest that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. As a result, our Net income (loss) would have increased (decreased) as follows, with a corresponding change in Cadence’s Provision for income taxes:

Increase
(decrease) in
Net income
(loss)
(In thousands)

Period:
2004	$(4.9)
2005	(2.4)
2006	(2.1)
2007	(0.3)
2008	2.4

$(7.3)

The effects on our fiscal 2009 expected annual results and our Consolidated Financial Statements for prior periods is not considered material.

Our Provision for income taxes for the six months ended July 4, 2009 is primarily due to the recognition of period-specific items of net tax expense of $16.4 million which was partially offset by the tax benefit of the fiscal 2009 United States federal net operating losses that can be utilized in prior years. The largest items of the period-specific net tax expense included an increase in our unrecognized tax benefits, penalties and interest related to prior year tax positions of $12.3 million and current year interest expense related to unrecognized tax benefits of $6.4 million. Our effective tax rate for the six months ended July 4, 2009 was negative, as compared to the positive effective tax rate for the period ended June 28, 2008, primarily due to the greater period-specific items of net tax expense of $16.4 million for the six months ended July 4, 2009, as compared to the period-specific items of net tax expense of $4.5 million during the six months ended June 28, 2008.

We estimate our annual effective tax rate for fiscal 2009 to be approximately (10.0)%. With the exception of the fiscal 2009 United States federal net operating loss that can be utilized in prior years, we expect to record a valuation allowance that will offset any tax benefit from other fiscal 2009 United States losses and tax credits. We expect that the effective tax rate for interim reporting periods during fiscal 2009 will vary from the estimated annual effective tax rate because of the recognition of period-specific items of tax expense or benefit such as interest expense related to unrecognized tax benefits. Our effective tax rate for the year ended January 3, 2009, as adjusted for the adoption of FSP APB 14-1, was (14.8)%.

As a result of our adoption of Statement of Financial Accounting Standard, or SFAS, No. 141R, “Business Combinations,” on the first day of fiscal 2009, the amount of unrecognized tax benefits that, if recognized, would reduce our effective tax rate, increased by $22.2 million. Prior to the adoption of SFAS No. 141R, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill.

In May 2009, in a case between Xilinx, Inc. and the Internal Revenue Service, or IRS, the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, overturned a 2005 ruling by the U.S. Tax Court. While we were not a named party to the case, the Ninth Circuit’s decision impacts our tax position for certain years prior to fiscal 2004. The Ninth Circuit held that related parties to a research and development cost sharing arrangement must share stock option costs, notwithstanding the U.S. Tax Court finding that unrelated parties in such an arrangement would not share such costs. As a result of the Ninth Circuit’s decision, we increased our liability for unrecognized tax benefits and decreased Common stock and capital in excess of par value by approximately $6.4 million as of July 4, 2009.

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

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and our deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates that are published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001.

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

Liquidity and Capital Resources

	As of
	July 4,	January 3,
	2009	2009	Change
	As Adjusted
	(In millions)

Cash, cash equivalents and Short-term investments	$562.4	$572.1	$(9.7)
Net working capital	$426.2	$389.8	$36.4

	Six Months Ended
	July 4,	June 28,
	2009	2008	Change
	(In millions)

Cash provided by operating activities	$3.0	$39.5	$(36.5)
Cash used for investing activities	$(29.1)	$(93.6)	$64.5
Cash provided by (used for) financing activities	$16.4	$(174.6)	$191.0

Cash and Cash Equivalents and Short-term Investments

As of July 4, 2009, our principal sources of liquidity consisted of $562.4 million of Cash and cash equivalents and Short-term investments, as compared to $572.1 million as of January 3, 2009.

Our primary sources of cash in the six months ended July 4, 2009 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for engineering services; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the six months ended July 4, 2009 were:

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

Net Working Capital

Net working capital increased by $36.4 million as of July 4, 2009, as compared to January 3, 2009, due to the following:

Change
(In millions)

Decrease in Accounts payable and accrued liabilities	$78.7
Decrease in Current portion of deferred revenue	44.5
Decrease in Receivables, net	(73.3)
Decrease in Cash and cash equivalents	(11.3)
Decrease in Inventories	(5.8)
Other individually insignificant items	3.6

$36.4

The decrease in Receivables, net includes an increase of $7.4 million in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Cash Flows from Operating Activities

Net cash from operating activities was $3.0 million during the six months ended July 4, 2009, which was a decrease of $36.5 million, as compared to the six months ended June 28, 2008. The components of this decrease are summarized as follows:

Change
(In millions)

Net loss, net of non-cash related gains and losses	$(89.3)
Proceeds from the sale of receivables, net	(23.4)
Changes in operating assets and liabilities, net of effect of acquired businesses	76.2

$(36.5)

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels, the payment terms set forth in our license agreements and by sales of our receivables. As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. Approximately half of our total Receivables, net and Installment contracts receivables, net as of July 4, 2009 relate to ten of our customers. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

We have entered into agreements whereby we may transfer accounts receivable to certain financial institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended July 4, 2009, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $5.8 million, which approximated fair value, to financial institutions on a non-recourse basis, as compared to $29.2 million during the six months ended June 28, 2008. As a result of the current financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector. In addition, the change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009, as compared to fiscal 2008.

Due to the lower order levels, the reduced level of sale of receivables and payments related to our restructuring plans, we expect cash flows from operating activities in fiscal 2009 to be approximately breakeven.

During both the second half of 2008 and the first half of fiscal 2009, we initiated a restructuring plan to decrease costs by reducing our workforce and by consolidating facilities. As of July 4, 2009, we had made payments in connection with these two restructuring plans in the amount of $44.1 million and we expect to pay an additional amount of $22.5 million. We expect to complete payments for substantially all of the anticipated benefits related to these two restructuring plans by July 2, 2010. We expect ongoing annual savings of approximately $180.0 million related to these two restructuring plans and other expense reductions.

Cash Flows from Investing Activities

Our primary investing activities consisted of:

•	Purchases of property, plant and equipment;
•	Payments to former shareholders of acquired businesses; and
•	Investments in and proceeds from the sale of long-term investments and available-for-sale securities.

Net cash from investing activities increased by $64.5 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008. The components of this increase are summarized as follows:

Change
(In millions)

Purchases of property, plant and equipment	$38.5
Purchases of available-for-sale securities	31.8
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	1.3
Proceeds from the sale of long-term investments	(3.3)
Proceeds from the sale of available-for-sale securities	(3.7)
Other individually insignificant items	(0.1)

$64.5

The decrease of Purchases of property, plant and equipment is primarily due to the completion of construction on a new building in San Jose, California during the six months ended July 4, 2009 and an effort to reduce capital spending.

In connection with our acquisitions completed before July 4, 2009, we may be obligated to pay up to an aggregate of $19.6 million in cash during the next 38 months if certain defined performance goals are achieved in full, of which $11.5 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash Flows from Financing Activities

Financing cash flows during the six months ended July 4, 2009 consisted primarily of the issuance of common stock under certain of our equity plans. Net cash from financing activities increased by $191.0 million during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008. The components of this increase are summarized as follows:

Change
(In millions)

Purchases of treasury stock	$216.2
Proceeds from receivable sale financing	(18.0)
Proceeds from the issuance of common stock	(7.0)
Other individually insignificant items	(0.2)

$191.0

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During the six months ended July 4, 2009, we recorded losses on the re-issuance of treasury stock of $164.6 million as a component of Accumulated deficit.

As of July 4, 2009, we have $854.4 million remaining under the stock repurchase programs authorized by our Board of Directors.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. During fiscal 2008, we provided income taxes of $101.1 million on earnings of $317.2 million from our foreign subsidiaries that had previously been considered to be indefinitely re-invested outside of the United States. We repatriated $250.0 million of the $317.2 million to the United States during fiscal 2008, and expect to repatriate an additional $25.0 million of foreign earnings to the United States during fiscal 2009. We do not expect the fiscal 2009 repatriation to result in additional cash tax payments during the current fiscal year. We currently intend to indefinitely re-invest outside of the United States the earnings of our foreign subsidiaries in excess of the remaining $42.2 million that was previously designated for future repatriation, and, accordingly, no additional United States deferred taxes have been provided.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs which the IRS has proposed to assess tax deficiencies. For additional description of our IRS Examinations, see the discussion under the heading “Results of Operations — Income Taxes,” above.

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

As of July 4, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Contractual interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity in accordance with Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $7.4 million as of July 4, 2009. Subsequent changes in the fair value of these hedges will not be recognized in our Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as an increase in Stockholders’ equity in accordance with EITF No. 00-19. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $3.6 million as of July 4, 2009. Subsequent changes in the fair value of these warrants will not be recognized in our Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is dilutive.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of July 4, 2009. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of July 4, 2009.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$412.5	0.39%
Cash – variable rate	66.6	0.26%
Cash – fixed rate	44.6	0.81%

Total interest-bearing instruments	$523.7	0.41%

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

The following table provides information, as of July 4, 2009, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to or during August 2009.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$32.9	96.28
European Union euro	18.7	0.72
British pound sterling	14.2	0.61
Indian rupee	10.9	47.90
New Taiwan dollar	8.9	32.77
Canadian dollar	8.0	1.13
Israeli shekel	7.7	3.93
Hong Kong dollar	6.6	7.75
Singapore dollar	4.2	1.46

Total	$112.1	N/A

Estimated fair value	$0.0

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

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $5.2 million as of July 4, 2009 and $3.6 million as of January 3, 2009. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $15.4 million as of July 4, 2009 and $18.7 million as of January 3, 2009. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of July 4, 2009.

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

Based on their evaluation as of July 4, 2009, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. This consolidated action alleges that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The lead plaintiff requests certification of the action as a class action, unspecified damages and interest, the plaintiffs’ reasonable costs, including attorneys’ and experts’ fees, and unspecified equitable or injunctive relief. On June 8, 2009, we and the other defendants filed a motion to dismiss the amended complaint. The motion to dismiss is scheduled to be heard by the District Court on September 11, 2009. We intend to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

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

The IC and electronics systems industries experienced significant challenges in 2008 and are continuing to face challenges in 2009 as a result of a decline in the macroeconomic environment. The IC and electronic systems industries also from time to time experience downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. As in the past, the current economic downturn is characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current economic downturn in the industries we serve has contributed to the substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.

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

We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2008 and the first half of fiscal 2009, and we expect to incur net losses during the remainder of fiscal 2009. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers, which changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition and we expect the change in license mix, combined with the difficult economic environment, will result in a decrease in our revenue for fiscal 2009 as compared to fiscal 2008.

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

The market price of our common stock has experienced fluctuations and a significant decline and may continue to fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, such as:

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

During fiscal 2008 and fiscal 2009, we initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. We cannot assure you that we will be able to successfully complete and realize the expected benefits of our restructuring plans, such as improvements in operating margins and cash flows, in the restructuring periods contemplated. The restructuring plans may involve higher costs or a longer timetable than we currently anticipate or may fail to improve our operating results as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. We also expect our restructuring plans to cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce or a negative impact on employee morale and our competitors may seek to gain a competitive advantage over us. Together with our changes in management, the restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our remaining employees, which in turn may affect our revenue and other operating results in the future.

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

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value. In connection with our acquisitions completed before July 4, 2009, we may be obligated to pay up to an aggregate of $19.6 million in cash during the next 38 months if certain defined performance goals are achieved in full, of which $11.5 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 55% for the three months ended July 4, 2009 and approximately 56% for the three months ended June 28, 2008. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;
•	Changes in the valuation allowance against our deferred tax assets;
•	Changes in tax laws or the interpretation of such tax laws;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;
•	Increases to interest expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the IRS and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received examination reports from the IRS proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with foreign subsidiaries and to our deductions for foreign trade income. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments. The RARs are not final Statutory Notices of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001.

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

We have a substantial level of debt. As of July 4, 2009, we had outstanding indebtedness with a principal balance of $500.2 million as follows:

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of July 4, 2009, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

In fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1,000.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended July 4, 2009:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

April 5, 2009 – May 9, 2009	3,020	$4.84	----	$854.4
May 10, 2009 – June 6, 2009	202,580	$5.42	----	$854.4
June 7, 2009 – July 4, 2009	113,450	$5.94	----	$854.4

Total	319,050	$5.60	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 13, 2009, the stockholders of Cadence voted on the following matters:

1. A proposal to elect seven (7) directors of Cadence to serve for the following year and until their successors are elected or until such director’s earlier resignation or removal was approved as set forth below.

Nominee	In Favor	Opposed	Withheld

Donald L. Lucas	220,978,114	21,892,479	116,680
Dr. Alberto Sangiovanni-Vincentelli	236,769,787	6,024,171	193,315
George M. Scalise	232,244,860	10,518,559	223,854
Dr. John B. Shoven	232,233,518	10,531,835	221,920
Roger S. Siboni	237,468,470	5,291,600	227,203
John A.C. Swainson	235,080,453	7,679,134	227,686
Lip-Bu Tan	233,967,648	7,726,935	1,292,690

2. A proposal to approve an amendment to Cadence’s Amended and Restated Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder was approved by a vote of 181,229,637 for, 8,732,778 opposed, 288,369 withheld and 52,736,489 broker non-votes.

3. A proposal to ratify the selection of KPMG LLP as Cadence’s independent registered public accounting firm for the fiscal year ending January 2, 2010 was approved by a vote of 239,005,893 for, 2,665,025 opposed, 1,316,355 withheld and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.01	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.					X
10.02	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: July 31, 2009	By:	/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director

DATE: July 31, 2009	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.01	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.					X
10.02	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X