Form 10-Q
period 2009-10-03
CADENCE DESIGN SYSTEMS INC
filed 2009-10-30
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

On October 3, 2009, 268,769,321 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	October 3,	January 3,
	2009	2009
		As Adjusted
		(Note 2)

Current Assets:
Cash and cash equivalents	$570,617	$568,255
Short-term investments	4,756	3,840
Receivables, net of allowances of $15,208 and $7,524, respectively	195,468	298,665
Inventories	25,626	28,465
Prepaid expenses and other	64,694	54,765

Total current assets	861,161	953,990
Property, plant and equipment, net of accumulated depreciation of $630,155 and $625,010, respectively	313,398	354,852
Acquired intangibles, net of accumulated amortization of $122,677 and $134,688, respectively	33,438	49,082
Installment contract receivables, net of allowances of $9,724 and $0, respectively	64,859	160,742
Other assets	141,361	161,187

Total Assets	$1,414,217	$1,679,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$159,728	$261,099
Current portion of deferred revenue	245,528	303,111

Total current liabilities	405,256	564,210

Long-Term Liabilities:
Long-term portion of deferred revenue	108,941	130,354
Convertible notes	431,072	416,572
Other long-term liabilities	372,756	382,004

Total long-term liabilities	912,769	928,930

Contingencies (Notes 7 and 11)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,664,029	1,659,302
Treasury stock, at cost	(433,505)	(695,152)
Accumulated deficit	(1,175,535)	(814,679)
Accumulated other comprehensive income	41,203	37,242

Total stockholders’ equity	96,192	186,713

Total Liabilities and Stockholders’ Equity	$1,414,217	$1,679,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 2)		(Note 2)

Revenue:
Product	$96,932	$107,572	$286,295	$422,365
Services	26,669	32,873	83,684	98,763
Maintenance	92,521	92,043	262,374	290,151

Total revenue	216,122	232,488	632,353	811,279

Costs and Expenses:
Cost of product	6,405	11,829	23,828	39,241
Cost of services	21,139	25,677	69,602	78,083
Cost of maintenance	11,105	13,910	35,423	42,889
Marketing and sales	68,282	91,075	214,603	274,016
Research and development	88,049	112,486	273,394	357,929
General and administrative	28,732	32,937	101,311	105,608
Amortization of acquired intangibles	2,726	5,626	8,694	17,206
Restructuring and other charges (credits)	(175)	48,120	17,833	47,765
Write-off of acquired in-process technology	----	----	----	600

Total costs and expenses	226,263	341,660	744,688	963,337

Loss from operations	(10,141)	(109,172)	(112,335)	(152,058)
Interest expense	(7,278)	(7,042)	(21,592)	(20,696)
Other income (expense), net	2,917	(7,714)	(5,765)	(3,701)

Loss before provision (benefit) for income taxes	(14,502)	(123,928)	(139,692)	(176,455)
Provision (benefit) for income taxes	(455)	46,728	11,969	46,155

Net loss (loss)	$(14,047)	$(170,656)	$(151,661)	$(222,610)

Basic and diluted net loss per share	$(0.05)	$(0.67)	$(0.59)	$(0.87)

Weighted average common shares outstanding – basic and diluted	259,193	252,915	256,792	256,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
		As Adjusted
		(Note 2)

Cash and Cash Equivalents at Beginning of Period	$568,255	$1,062,920

Cash Flows from Operating Activities:
Net loss	(151,661)	(222,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,334	96,037
Amortization of debt discount and fees	15,557	13,323
Stock-based compensation	43,690	57,678
Equity in loss from investments, net	369	823
Loss on investments, net	4,307	11,440
(Gain) loss on sale and leaseback of land and buildings	(122)	350
Write-down of investment securities	5,207	10,666
Write-off of acquired in-process technology	----	600
Tax benefit of call options	----	2,994
Impairment of property, plant and equipment	6,603	2,004
Deferred income taxes	(6,520)	(11,094)
Proceeds from the sale of receivables, net	5,827	48,124
Provisions for losses on trade and installment contract receivables and sales returns	18,668	462
Other non-cash items	(3,962)	(3,119)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	56,444	21,489
Installment contract receivables	122,302	46,198
Inventories	2,846	5,486
Prepaid expenses and other	(4,041)	(3,421)
Other assets	11,809	(1,849)
Accounts payable and accrued liabilities	(79,395)	(41,582)
Deferred revenue	(83,760)	(32,243)
Other long-term liabilities	(10,773)	35,972

Net cash provided by operating activities	24,729	37,728

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale investments	139	53,783
Purchases of available-for-sale investments	----	(62,447)
Proceeds from the sale of long-term investments	----	3,250
Purchases of property, plant and equipment	(30,504)	(81,112)
Purchases of software licenses	(774)	(1,199)
Investment in venture capital partnerships and equity investments	(2,300)	(4,053)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	(14,126)	(20,621)

Net cash used for investing activities	(47,565)	(112,399)

Cash Flows from Financing Activities:
Proceeds from receivable sale financing	----	17,970
Principal payments on receivable sale financing	(2,467)	----
Payment of convertible notes due 2023	----	(230,207)
Tax benefit from employee stock transactions	----	427
Proceeds from issuance of common stock	27,862	48,116
Stock received for payment of employee taxes on vesting of restricted stock	(4,055)	(3,693)
Purchases of treasury stock	----	(273,950)

Net cash provided by (used for) financing activities	21,340	(441,337)

Effect of exchange rate changes on cash and cash equivalents	3,858	4,841

Increase (decrease) in cash and cash equivalents	2,362	(511,167)

Cash and Cash Equivalents at End of Period	$570,617	$551,753

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

Preparation of the Condensed Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Cadence adopted Statement of Financial Accounting Standard, or SFAS, No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” during the three months ended October 3, 2009. SFAS No. 168 replaces the GAAP hierarchy with two levels: authoritative and nonauthoritative. The FASB Accounting Standards Codification, or Codification, became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC. All nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. Cadence has updated the Notes below to reflect the Codification and eliminated all prior references to nongrandfathered, and now nonauthoritative, accounting literature.

Cadence adopted new accounting principles for its 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes, on the first day of fiscal 2009. See Note 2 for additional information and disclosures regarding this adoption.

Cadence adopted new accounting principles for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis on the first day of fiscal 2009. This adoption did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows. See Note 4 for additional disclosures as a result of this adoption.

During the three months ended July 4, 2009, Cadence initially adopted new accounting principles that modified the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. Cadence evaluated subsequent events through October 30, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

Cadence initially adopted the following three related new accounting principles during the three months ended July 4, 2009:

•	The modifications to the measurement of other-than-temporary impairments for debt securities and to the presentation and frequency of related disclosures;
•	The requirement for disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and
•	Additional guidance for estimating fair value when the volume and level of activity for an asset or a liability have significantly decreased and identifying transactions that are not orderly.

The adoption of these three updates to GAAP did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows.

NOTE 2.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, Cadence issued $250.0 million principal amount of the 2011 Notes, and $250.0 million of the 2013 Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Cadence received net proceeds of approximately $487.2 million after issuance costs of approximately $12.8 million, including $12.0 million of underwriting discounts. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

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

As of October 3, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity. The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $9.3 million as of October 3, 2009. Subsequent changes in the fair value of these hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as an increase in Stockholders’ equity. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $4.9 million as of October 3, 2009. Subsequent changes in the fair value of these warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is considered dilutive.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. Cadence received net proceeds of $406.4 million after issuance costs of $13.6 million that were recorded in Other long-term assets and were amortized as interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the balance of the outstanding 2023 Notes to $0.2 million. As of October 3, 2009, the total fair value of the outstanding 2023 Notes was $0.1 million.

Adoption of New Accounting Principles

Cadence adopted new accounting principles for its Convertible Senior Notes on the first day of fiscal 2009. These new accounting principles require issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These new accounting principles apply to the Convertible Senior Notes, but they do not apply to the 2023 Notes. Prior to this adoption, the liability of the Convertible Senior Notes was carried at its principal value and only the contractual interest expense was recognized in Cadence’s Condensed Consolidated Statements of Operations. Because these new accounting principles require retrospective adoption, Cadence was required to adjust all periods for which the Convertible Senior Notes were outstanding before the date of adoption.

Upon adoption of these new accounting principles and effective as of the issuance date of the Convertible Senior Notes, Cadence recorded $120.1 million of the principal amount to equity, representing a debt discount for the difference between Cadence’s estimated nonconvertible debt borrowing rate of 6.3% at the time of issuance and the coupon rate of the Convertible Senior Notes. This debt discount is amortized as interest expense over the contractual terms of the 2011 Notes and the 2013 Notes, respectively, using the effective interest method. In addition, Cadence allocated $3.1 million of the issuance costs to the equity component of the Convertible Senior Notes and the remaining $9.7 million of the issuance costs to the debt component of the Convertible Senior Notes. The issuance costs were allocated pro rata based on their initial carrying amounts. The $9.7 million of debt issuance costs allocated to the debt component is amortized as interest expense over the respective contractual terms of the Convertible Senior Notes using the effective interest method.

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible Senior Notes as of October 3, 2009 and January 3, 2009 were as follows:

	As of
	October 3,	January 3,
	2009	2009
		As Adjusted
	(In thousands)

Equity component of Convertible Senior Notes	$116,993	$116,993

Principal amount of Convertible Senior Notes	$500,000	$500,000
Unamortized discount of Convertible Senior Notes	(69,106)	(83,606)

Liability component of Convertible Senior Notes	$430,894	$416,394

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes for the three and nine months ended October 3, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%	6.3%	6.3%
Contractual interest expense	$1,791	$1,791	$5,373	$5,373
Amortization of debt discount	$4,902	$4,605	$14,503	$13,553
Capitalized interest associated with the amortization of debt discount	$(65)	$(581)	$(269)	$(1,369)

As of October 3, 2009, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes was $425.7 million.

Cadence’s retrospective adoption of the new accounting principles for its Convertible Senior Notes resulted in the following adjustments to Cadence’s Condensed Consolidated Balance Sheet as of January 3, 2009:

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

Cadence’s retrospective adoption of the new accounting principles for its Convertible Senior Notes resulted in the following adjustments to Cadence’s Condensed Consolidated Statement of Operations for the three and nine months ended September 27, 2008:

	Three Months Ended September 27, 2008
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$232,488	$	----		$232,488
Costs and expenses	341,660		----		341,660

Loss from operations	(109,172)		----		(109,172)

Interest expense	(3,180)		(3,862	)(G)	(7,042)
Other income (expense), net	(7,714)		----		(7,714)

Loss before provision for income taxes	(120,066)		(3,862)		(123,928)
Provision for income taxes	49,000		(2,272	)(H)	46,728

Net loss	$(169,066)		$(1,590)		$(170,656)

Basic net loss per share	$(0.67)				$(0.67)

Diluted net loss per share	$(0.67)				$(0.67)

	Nine Months Ended September 27, 2008
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$811,279	$	----		$811,279
Costs and expenses	963,337		----		963,337

Loss from operations	(152,058)		----		(152,058)

Interest expense	(9,055)		(11,641	)(G)	(20,696)
Other income (expense), net	(3,701)		----		(3,701)

Loss before provision (benefit) for income taxes	(164,814)		(11,641)		(176,455)
Provision for income taxes	50,269		(4,114	)(H)	46,155

Net loss	$(215,083)		$(7,527)		$(222,610)

Basic net loss per share	$(0.84)				$(0.87)

Diluted net loss per share	$(0.84)				$(0.87)

(A)	This amount represents the cumulative adjustments to the current portion of debt issuance costs associated with the Convertible Senior Notes.

(B)	This amount represents the cumulative capitalized interest related to the amortization of debt discount.

(C)	This amount represents the cumulative adjustments to the long-term portion of debt issuance costs associated with the Convertible Senior Notes and the cumulative impact on the net deferred tax assets related to the amortization of debt discount.

(D)	This amount represents the remaining unamortized debt discount on the Convertible Senior Notes as of January 3, 2009.

(E)	This amount represents the equity component of the Convertible Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of debt discount.

(F)	This amount represents the cumulative Net loss impact of the amortization of debt discount and the associated tax adjustments since inception of the Convertible Senior Notes.

(G)	This amount represents the amortization of debt discount, net of the decrease in interest expense associated with the debt issuance costs.

(H)	This amount represents the tax adjustments associated with the increased expense during the period.

Cadence’s retrospective adoption does not affect the balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2008.

Cadence’s retrospective adoption of the new accounting principles for its Convertible Senior Notes resulted in the following adjustments to Cadence’s Statements of Stockholders’ Equity:

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

Upon adoption of these new accounting principles and effective as of the issuance date of the Convertible Senior Notes, Cadence recorded, as adjustments to Common stock and capital in excess of par value, deferred taxes for the differences in the financial statement and tax basis that resulted from allocating $120.1 million of the principal amount of the Convertible Senior Notes to equity and from allocating $3.1 million of the associated issuance costs to equity. In subsequent periods, Cadence reduced the deferred taxes to reflect the tax effect of the amortization of debt discount, net of capitalized interest, and of the debt issuance costs. Cadence also recorded tax adjustments to reverse previously recorded tax benefits from the Convertible Senior Notes to Common stock and capital in excess of par value and to Retained earnings (Accumulated deficit).

NOTE 3.	STOCK-BASED COMPENSATION

Cadence has equity incentive plans that provide for the grant to employees of stock options and restricted stock. Restricted stock includes restricted stock awards and restricted stock units. In addition, the 1995 Directors Stock Option Plan, or the 1995 Directors Plan, provides for the automatic grant of stock options to non-employee members of Cadence’s Board of Directors. Cadence also has an employee stock purchase plan, or ESPP, which enables employees to purchase shares of Cadence common stock.

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP for the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In thousands)

Stock options	$2,508	$5,809	$8,359	$20,036
Restricted stock and stock bonuses	8,654	4,955	27,296	27,007
ESPP	3,293	3,870	8,035	10,635

Total stock-based compensation expense	$14,455	$14,634	$43,690	$57,678

Income tax benefit	$400	$3,533	$1,271	$15,036

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to Cadence. The options granted under the 1995 Directors Plan vest one year from the date of grant. Options assumed in connection with acquisitions generally have exercise prices that differ from the fair value of Cadence’s common stock on the date of acquisition and such options generally continue to vest under their original vesting schedules and expire on the original dates stated in the acquired company’s option agreements. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the Black-Scholes option pricing model for the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Dividend yield	None	N/A	None	None
Expected volatility	54.1%	N/A	65.9%	42.9%
Risk-free interest rate	2.22%	N/A	1.90%	2.76%
Expected life (in years)	4.5	N/A	4.5	4.5
Weighted average fair value of options granted	$3.10	N/A	$2.32	$4.22

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

Restricted Stock and Stock Bonuses

The cost of restricted stock is determined using the fair value of Cadence’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. The weighted average grant date fair values of restricted stock granted during the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Weighted average fair value of restricted stock granted	$6.22	$8.02	$4.76	$11.02

Generally, restricted stock vests over three to four years and is subject to the employee’s continuing service to Cadence. Cadence issues some of its restricted stock with performance-based vesting. The terms of these performance-based restricted stock grants are consistent with grants of restricted stock described above, with the exception that the vesting of the shares depends not only upon the completion of the required period of service, but also on the satisfaction of certain predetermined performance goals. Each quarterly period, Cadence estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Stock-based compensation expense related to performance-based restricted stock grants for the three and nine months ended October 3, 2009 and September 27, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In thousands)

Stock-based compensation expense (credits) related to performance-based grants	$259	$(5,402)	$907	$(1,471)

Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock or cash. Each quarterly period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this performance-based bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the performance-based bonus plan is based on the dollar amount earned and the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. During both of the three and nine month periods ended October 3, 2009 and September 27, 2008, Cadence elected to make the payments in cash under this performance-based bonus plan. Stock-based compensation expense and the cash paid related to this performance-based bonus plan for the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$936	$1,742	$3,827	$4,569
Cash paid for performance-based bonus plan	2,866	2,948	6,097	5,626

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

Cadence’s Board of Directors administers the ESPP and has the final authority to construe and interpret both the ESPP and the rights granted under it. Cadence’s Board of Directors also has the authority, subject to the provisions of the ESPP, to determine when and how the rights to purchase Cadence common stock will be granted and the provisions of each offering of these rights, including designating any limits on the percentage and dollar amount that may be withheld from the ESPP participants’ annual gross earnings for a particular offering period, and Cadence’s Board of Directors may modify such limits from time to time. Under the rules currently in effect under the ESPP: (i) for the offering period that commenced February 1, 2009, each eligible ESPP participant was entitled to purchase Cadence common stock in an amount not to exceed the lower of (A) $7,058.82 or (B) the difference between (x) $25,000 and (y) the aggregate amount of Cadence’s common stock such participant purchased on January 30, 2009 under the ESPP; and (ii) for the offering period that commenced August 1, 2009 and thereafter, each eligible ESPP participant would be entitled to purchase Cadence common stock in an amount not to exceed $7,058.82 in any calendar year, subject to a contribution limit of 5% of such participant’s gross annual earnings.

Shares of Cadence’s common stock issued under the ESPP for the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Cadence shares issued under the ESPP	2,610	3,358	8,661	6,076
Cash received from the exercise of purchase rights under the ESPP	8,076	21,093	27,517	44,547
Weighted average purchase price per share	$3.09	$6.28	$3.18	$7.33

Stock-based compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Dividend yield	None	None	None	None
Expected volatility	48.0%	50.3%	51.3%	48.0%
Risk-free interest rate	0.28%	1.88%	0.21%	1.95%
Expected life (in years)	0.50	0.50	0.32	0.48
Weighted average fair value of purchase rights granted	$1.70	$2.09	$1.96	$2.40

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

Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

On a quarterly basis, Cadence measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, time deposits, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, and foreign exchange contracts. The fair value of financial assets and liabilities was determined using the following levels of inputs as of October 3, 2009:

	Fair Value Measurements as of October 3,2009:
	Total	Level 1	Level 2		Level 3
		(In thousands)

Assets
Cash equivalents — Money market mutual funds	$402,992	$402,992	$	----	$	----
Available-for-sale securities	4,519	4,519		----		----
Time deposits	237	237		----		----
Trading securities held in NQDCs	27,576	27,576		----		----
Foreign currency exchange contracts	650	----		650		----

Total	$435,974	$435,324		$650	$	----

Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired based on the current prices of similar non-marketable securities offered by the investees. Cadence wrote down the investments by $0.6 million during the three months ended October 3, 2009 and $5.2 million during the nine months ended October 3, 2009. These amounts are included in Other income (expense), net in Cadence’s Condensed Consolidated Statement of Operations. The fair value of these non-marketable securities was estimated using Level 2 inputs.

Cadence exited certain facilities in connection with a restructuring plan and recorded lease losses and adjustments to the recorded lease losses during the three and nine months ended October 3, 2009. These losses are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statement of Operations for the three and nine months ended October 3, 2009. See Note 5 for additional details on Cadence’s lease loss estimates. The fair value of these lease losses was estimated using Level 2 inputs.

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

During the three months ended July 4, 2009, Cadence initiated a restructuring plan, or the 2009 Restructuring Plan, to decrease costs by reducing its workforce. Since initiating the 2009 Restructuring Plan, Cadence has recorded total costs associated with the 2009 Restructuring Plan of $21.3 million.

Cadence also initiated a restructuring plan during fiscal 2008, or the 2008 Restructuring Plan, and restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of October 3, 2009, Cadence had a liability of $2.5 million related to the 2008 Restructuring Plan that consisted primarily of estimated lease losses and a liability of $4.8 million related to the Other Restructuring Plans that consisted solely of estimated lease losses.

As of October 3, 2009, Cadence’s total amount accrued for the 2009 Restructuring Plan, the 2008 Restructuring Plan and the Other Restructuring Plans was $13.1 million, consisting of $6.9 million of estimated lease losses related to these restructuring plans and $6.2 million of severance and severance-related benefits. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $10.8 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities, as compared to current expectations. Of the $13.1 million accrued as of October 3, 2009, $7.7 million was included in Accounts payable and accrued liabilities and $5.4 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheets.

Cadence regularly evaluates the adequacy of its lease loss and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under its restructuring plans.

2009 Restructuring Plan

Cadence has recorded total costs associated with the 2009 Restructuring Plan of $21.3 million, which includes $19.7 million recorded during the three months ended July 4, 2009 and $1.6 million recorded during the three months ended October 3, 2009. The costs recorded as part of the 2009 Restructuring Plan include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before October 3, 2009, and estimated severance payments and related benefits that were both probable and estimable as of October 3, 2009 for employees notified after October 3, 2009.

Cadence provides severance and termination benefits in compliance with the varying regulations in the jurisdictions and countries in which Cadence operates. Total severance and termination benefits of approximately $15.7 million were paid to employees before October 3, 2009 and severance and termination benefits of approximately $5.8 million will be paid after October 3, 2009. Cadence expects to pay substantially all of the anticipated severance payments and termination benefits related to the 2009 Restructuring Plan by July 2, 2010.

The following table presents activity for the 2009 Restructuring Plan for the three months ended October 3, 2009:

Severance
and
Benefits
(In thousands)

Balance, July 4, 2009	$17,649
Restructuring and other charges, net	1,632
Cash payments	(13,588)
Effect of foreign currency translation	61

Balance, October 3, 2009	$5,754

During the three months ended October 3, 2009, Cadence recorded additional severance costs of approximately $2.4 million as part of the 2009 Restructuring Plan, partially offset by a reversal of $0.8 million related to termination and related benefits costs that were less than initially estimated.

The following table presents activity for the 2009 Restructuring Plan for the nine months ended October 3, 2009:

Severance
and
Benefits
(In thousands)

Balance, January 3, 2009	$ ----
Restructuring and other charges, net	21,361
Cash payments	(15,684)
Effect of foreign currency translation	77

Balance, October 3, 2009	$5,754

2008 Restructuring Plan

The following table presents activity for the 2008 Restructuring Plan for the three months ended October 3, 2009:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
		(In thousands)

Balance, July 4, 2009	$984	$3,821	$40	$4,845
Restructuring and other charges (credits), net	(330)	(1,427)	----	(1,757)
Non-cash charges	----	42	----	42
Cash payments	(219)	(346)	(7)	(572)
Effect of foreign currency translation	19	(39)	2	(18)

Balance, October 3, 2009	$454	$2,051	$35	$2,540

During the three months ended October 3, 2009, Cadence recorded a reversal of $1.7 million, consisting of $0.3 million in termination and related benefits costs that were less than initially estimated, and $1.4 million of excess facilities costs due to a reduction in the estimated lease obligation associated with a facility vacated as part of the 2008 Restructuring Plan.

The following table presents activity for the 2008 Restructuring Plan for the nine months ended October 3, 2009:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, January 3, 2009	$29,667	$2,164	$84	$31,915
Restructuring and other charges (credits), net	(2,880)	515	----	(2,365)
Non-cash charges	----	87	----	87
Cash payments	(25,969)	(918)	(49)	(26,936)
Effect of foreign currency translation	(364)	203	----	(161)

Balance, October 3, 2009	$454	$2,051	$35	$2,540

Cadence has incurred approximately $41.4 million of net headcount reduction costs associated with the 2008 Restructuring Plan. These costs included severance payments, severance-related benefits and costs for outplacement services. Of the $41.4 million, $0.5 million will be paid after October 3, 2009. Cadence expects to complete payments for substantially all of the anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010.

Other Restructuring Plans

The following table presents activity for the three months ended October 3, 2009 associated with the Other Restructuring Plans:

	2005		2002	2001
	Restructuring	2003 Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, July 4, 2009	$303	$2,733	$52	$1,978	$5,066
Adjustments to Restructuring and other charges (credits), net	----	----	(50)	----	(50)
Non-cash charges	15	48	(2)	----	61
Cash payments	(36)	(250)	----	(1)	(287)
Effect of foreign currency translation	(5)	(54)	----	83	24

Balance, October 3, 2009	$277	$2,477	$ ----	$2,060	$4,814

The following table presents activity for the nine months ended October 3, 2009 associated with the Other Restructuring Plans:

	2005		2002	2001
	Restructuring	2003 Restructuring	Restructuring	Restructuring	Total
	(In thousands)

Balance, January 3, 2009	$329	$2,837	$1,065	$2,028	$6,259
Adjustments to Restructuring and other charges (credits), net	----	(101)	(1,015)	(47)	(1,163)
Non-cash charges	42	137	(4)	----	175
Cash payments	(108)	(621)	(46)	(1)	(776)
Effect of foreign currency translation	14	225	----	80	319

Balance, October 3, 2009	$277	$2,477	$ - - -	$2,060	$4,814

NOTE 6.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contract receivables are presented net of allowance for doubtful accounts of $24.9 million as of October 3, 2009 and $7.5 million as of January 3, 2009.

Cadence’s customers are primarily concentrated within the semiconductor sector, which is experiencing a significant downturn with limited visibility to the extent and timing of recovery. Approximately half of Cadence’s total Receivables, net and Installment contract receivables, net as of October 3, 2009 relate to ten customers.

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

Cadence has recognized $7.3 million of Provision for income taxes during the nine months ended October 3, 2009 that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. As a result, Cadence’s Net income (loss) would have increased (decreased) as follows, with a corresponding change in Cadence’s Provision for income taxes:

Increase (decrease) in Net income
(loss)
(In thousands)

Period:
2004	$(4,908)
2005	(2,416)
2006	(2,089)
2007	(258)
2008	2,409

$(7,262)

The effects on Cadence’s fiscal 2009 expected annual results and the Consolidated Financial Statements for prior periods is not considered material.

During the nine months ended October 3, 2009, Cadence determined that it would carryback its anticipated fiscal 2009 federal United States net operating loss to prior year tax returns which resulted in a tax benefit of approximately $11.9 million being recognized in the calculation of Cadence’s fiscal 2009 annual effective tax rate.

Internal Revenue Service Examinations

The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements with its foreign subsidiaries and to Cadence’s deductions for foreign trade income. Cadence has filed a timely protest with the IRS and is seeking resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

In May 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against Cadence’s transfer pricing arrangements and deductions for foreign trade income in prior examinations. Cadence has filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

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

Unrecognized Tax Benefits

Cadence takes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

Upon Cadence’s adoption of new accounting principles related to Cadence’s prior business combinations on the first day of fiscal 2009, Cadence increased the amount of unrecognized tax benefits by $22.2 million and which, if recognized, would reduce Cadence’s effective tax rate. Prior to this adoption, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill.

Cadence’s Provision for income taxes for the three months ended October 3, 2009 included a decrease in unrecognized tax benefits, penalties and interest of $1.8 million and current year interest expense related to unrecognized tax benefits of $3.2 million. Cadence’s Provision for income taxes for the nine months ended October 3, 2009 included an increase in unrecognized tax benefits, penalties and interest of $10.5 million related to prior year tax positions, and current year interest expense related to unrecognized tax benefits of $9.5 million.

In May 2009, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, overturned a 2005 ruling by the U.S. Tax Court. While Cadence was not a named party to the case, the Ninth Circuit’s decision impacts Cadence’s tax position for certain years prior to fiscal 2004. The Ninth Circuit held that related parties to a research and development cost sharing arrangement must share stock option costs, notwithstanding the U.S. Tax Court finding that unrelated parties in such an arrangement would not share such costs. As a result of the Ninth Circuit’s decision, Cadence increased its liability for unrecognized tax benefits and decreased Common stock and capital in excess of par value by approximately $6.4 million during the nine months ended October 3, 2009.

Cadence believes that it is reasonably possible that the total amount of unrecognized tax benefits related to the IRS examination of its federal income tax returns for the tax years 2000 through 2002 could decrease during fiscal 2009 if Cadence is able to effectively settle the disputed issues with the Appeals Office. Cadence believes that the range of reasonably possible outcomes is a decrease in existing unrecognized tax benefits for the tax years 2000 through 2002 as much as $244.0 million.

In addition, Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits for its transfer pricing arrangements with its foreign subsidiaries could significantly increase or decrease during fiscal 2009 if the Appeals Office develops new settlement guidelines that change its measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, Cadence cannot currently provide an estimate of the range of possible outcomes.

The calculation of Cadence’s Provision for income taxes requires significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of the provision for income taxes, Cadence regularly assesses the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, Cadence cannot be certain that such amount will not be materially different from the amount that is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material impact on its results of operations, financial position or cash flows in the applicable period or periods.

NOTE 8.	NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, less unvested restricted stock, during the period. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding for the diluted net loss per share calculation.

The following table presents the potential shares of Cadence’s common stock outstanding for the three and nine months ended October 3, 2009 and September 27, 2008 that were not included in the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		(In thousands)

Options to purchase shares of common stock (various expiration dates through 2019)	37,657	39,257	37,657	39,257
Non-vested shares of restricted stock	9,630	7,673	9,630	7,673
2023 Notes	11	11	11	11
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640	23,640

Total potential common shares excluded	70,938	70,581	70,938	70,581

NOTE 9.	ACCUMULATED DEFICIT

The changes in accumulated deficit for the three and nine months ended October 3, 2009 were as follows:

Three Months
Ended
(In thousands)

Balance as of July 4, 2009	$(1,116,869)
Net loss	(14,047)
Losses on re-issuance of treasury stock allocated to accumulated deficit	(44,619)

Balance as of October 3, 2009	$(1,175,535)

Nine Months
Ended
(In thousands)

Balance as of January 3, 2009, as adjusted (Note 2)	$(814,679)
Net loss	(151,661)
Losses on re-issuance of treasury stock allocated to accumulated deficit	(209,195)

Balance as of October 3, 2009	$(1,175,535)

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

Other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net loss and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive loss for the three and nine months ended October 3, 2009 and September 27, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(In thousands)

Net loss	$(14,047)	$(170,656)	$(151,661)	$(222,610)
Foreign currency translation adjustments, net of related tax effects	4,141	(417)	2,772	2,221
Changes in unrealized holding gains and losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and related tax effects	(544)	(6,677)	1,082	(1,759)
Other	143	----	108	----

Comprehensive loss	$(10,307)	$(177,750)	$(147,699)	$(222,148)

NOTE 11.	CONTINGENCIES

From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants. Cadence intends to move to dismiss the October 13, 2009 amended complaint, and to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

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

Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. If the potential loss from any warranty claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. To date, Cadence has not incurred any significant costs related to warranty obligations.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

NOTE 12.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the nine months ended October 3, 2009 and September 27, 2008 is as follows:

	Nine Months Ended
	October 3,	September 27,
	2009	2008
	(In thousands)

Cash Paid During the Period for:
Interest	$3,594	$3,594

Income taxes, including foreign withholding tax	$8,630	$25,183

Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$ ----	$1,140

NOTE 13.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three and nine months ended October 3, 2009 and September 27, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In thousands)

Interest income	$278	$3,989	$2,056	$17,823
Gains on sale of non-marketable securities	----	----	----	884
Gains (losses) on sale of available-for-sale securities	32	(9,379)	32	(7,945)
Gains (losses) on sale of trading securities in Cadence’s non-qualified deferred compensation trust	3,652	(331)	(4,339)	(4,379)
Gains (losses) on foreign exchange	(881)	269	1,542	689
Equity in loss from investments, net	(138)	(105)	(369)	(823)
Write-down of investment securities	(601)	(2,362)	(5,207)	(10,666)
Other income	575	205	520	716

Total other income (expense), net	$2,917	$(7,714)	$5,765	$(3,701)

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

Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired and Cadence wrote down the investments by $0.6 million during the three months ended October 3, 2009, $5.2 million during the nine months ended October 3, 2009 and $2.9 million during the nine months ended September 27, 2008. Cadence determined that one of its available-for-sale securities was other-than-temporarily impaired based on the severity and duration of the impairment and Cadence wrote down the investment by $2.4 million during the three months ended September 27, 2008 and $7.8 million during the nine months ended September 27, 2008.

NOTE 14.	SEGMENT REPORTING

Segment reporting requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO.

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

The following table presents a summary of revenue by geography:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		(In thousands)

Americas:
United States	$87,926	$91,032	$263,877	$339,801
Other Americas	4,069	10,403	14,039	25,780

Total Americas	91,995	101,435	277,916	365,581

Europe, Middle East and Africa:
Germany	12,918	12,134	36,112	38,932
Other Europe, Middle East and Africa	30,472	40,142	100,518	141,421

Total Europe, Middle East and Africa	43,390	52,276	136,630	180,353

Japan	50,218	46,555	125,594	162,940
Asia	30,519	32,222	92,213	102,405

Total	$216,122	$232,488	$632,353	$811,279

No single customer accounted for 10% or more of total revenue for the three and nine months ended October 3, 2009 or for the three and nine months ended September 27, 2008.

As of October 3, 2009, one customer accounted for 16% and one customer accounted for 10% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 3, 2009, two customers each accounted for 11% of Cadence’s Receivables, net and Installment contract receivables, net.

The following table presents a summary of long-lived assets by geography:

	As of
	October 3,	January 3,
	2009	2009
		As Adjusted
	(In thousands)

Americas:
United States	$283,181	$320,770
Other Americas	30	34

Total Americas	283,211	320,804

Europe, Middle East and Africa:
Germany	947	1,002
Other Europe, Middle East and Africa	5,502	6,357

Total Europe, Middle East and Africa	6,449	7,359

Japan	5,665	6,415
Asia	18,073	20,274

Total	$313,398	$354,852

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The IC, electronics systems and semiconductor industries are continuing to experience significant challenges, primarily due to a challenging macroeconomic environment, which could be characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. As a result of this downturn, some of our customers faced financial challenges during fiscal 2008 and the first three quarters of fiscal 2009 and may continue to face such challenges during the remainder of fiscal 2009. It is unclear when the macroeconomic environment may improve. We are continuing to see pressures on our customers’ research and development budgets, and therefore our customers are still looking for more flexibility in the type of software and hardware products they purchase and how and when they purchase them. The current economic downturn in our customers’ industries has contributed to the substantial reduction in our revenue and could continue to harm our business, operating results and financial condition.

Facing uncertainty and cost pressures in their own businesses or otherwise as a result of the overall economic downturn, some of our customers are continuing to wait to purchase our products and to seek purchasing terms and conditions that are less favorable to us, including lower prices and shorter contract duration. As a result of this trend, we experienced lower business levels for fiscal 2008 and we have forecasted lower business levels for fiscal 2009. We incurred net losses for fiscal 2008 and the first three quarters of fiscal 2009 and we expect to incur net losses during the last quarter of fiscal 2009. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are transitioning to a license mix that will provide our customers with greater flexibility and will result in a substantial portion of our revenue being recognized ratably.

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

Our operating results are affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the subscription license. The timing of revenue recognition is also affected by changes in the extent to which existing contracts contain flexible payment terms and by changes in contractual arrangements with existing customers (e.g., customers transitioning from subscription license arrangements to term license arrangements). Our license mix is changing such that a substantial proportion of licenses will require ratable revenue recognition and we expect to have fewer changes in existing contractual arrangements with existing customers, and this will result in a decrease in our expected revenue for fiscal 2009. Due to the lower business levels and the change in the mix of license types noted above, we expect to incur a net loss for fiscal year 2009.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. This allowance is based on our assessment of the creditworthiness of our customers, historical experience, changes in customer demand and the overall economic climate in industries that we serve. While we believe that our allowance for doubtful accounts is adequate and represents our current best estimate, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding our ability to collect from our customers. Changes in circumstances, such as an unexpected material adverse change in a customer’s ability to meet its financial obligation to us or the customer’s payment trends, may require us to further adjust our estimates of the recoverability of amounts due to us, which could have a material adverse effect on our business, financial condition and operating results. As a result of our assessment of increased risk of customer delays or defaults on payment obligations, we have increased our allowance for doubtful accounts to $24.9 million as of October 3, 2009, as compared to $7.5 million as of January 3, 2009.

Results of Operations

Financial results for the three and nine months ended October 3, 2009 reflected the following:

•	Continuing pressures on the research and development budgets in our customer base due to the deceleration of growth in the IC, electronics systems and semiconductor industries and the challenging macroeconomic environment;
•	Lower business levels due to the challenging macroeconomic environment and the timing of our contract renewals with existing customers;
•	Lower business levels and up-front revenue recognized due to our transition to a ratable license mix, which began in the third quarter of fiscal 2008;
•	Decreased costs throughout the company as a result of our restructuring plans and other expense reductions;
•	An increase in our allowance for doubtful accounts and the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, as a result of our assessment of the increased risk of customer delays or defaults on payment obligations; and
•	Our retrospective adoption of new accounting principles, as required by the “Debt with Conversion and Other Options” subtopic of the FASB Accounting Standards Codification, or Codification, which increased interest expense for all periods presented.

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

Revenue by Period

The following table shows our revenue for the three and nine months ended October 3, 2009 and September 27, 2008 and the change in revenue between periods:

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	Change	2009	2008	Change
	(In millions)

Product	$96.9	$107.6	$(10.7)	$286.3	$422.4	$(136.1)
Services	26.7	32.9	(6.2)	83.7	98.8	(15.1)
Maintenance	92.5	92.0	0.5	262.4	290.1	(27.7)

Total revenue	$216.1	$232.5	$(16.4)	$632.4	$811.3	$(178.9)

Product revenue decreased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, primarily because of lower business levels due to the challenging macroeconomic environment, the timing of our contract renewals with existing customers, our transition to a ratable license mix and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Functional Verification and Custom IC Design products.

Services and Maintenance Revenue have also decreased during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, due to the timing of contract renewals with existing customers and an increase in the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, primarily as a result of our assessment of the increased risk of customer delays or defaults on payment obligations. Maintenance revenue also decreased during the nine months ended October 3, 2009, primarily due to a decline in maintenance fees resulting from a reduction in the average duration of software license arrangements, because the annual fee for maintenance is lower for arrangements with shorter durations. During the three months ended October 3, 2009, Maintenance revenue increased due to an increase in maintenance payments received during the period under arrangements for which revenue is recognized when fees are due and payable, partially offset by a decline in maintenance fees resulting from a general reduction in average duration of software license arrangements.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	October 3,	July 4,	April 4,	January 3,	September 27,
	2009	2009	2009	2008	2008

Functional Verification	21%	23%	20%	17%	22%
Digital IC Design	19%	24%	19%	26%	20%
Custom IC Design	28%	25%	26%	23%	26%
System Interconnect	11%	10%	12%	12%	11%
Design for Manufacturing	9%	5%	9%	7%	7%
Services and other	12%	13%	14%	15%	14%

Total	100%	100%	100%	100%	100%

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

Services and other revenue has remained relatively consistent during each of the three month periods shown in the above table. Beginning with the three months ended April 4, 2009, the decrease in Services and other revenue as a percentage of total revenue is primarily due to lower services revenue as explained under the heading “Revenue by period” above.

Revenue by Geography

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	Change	2009	2008	Change
	(In millions)

United States	$87.9	$91.0	$(3.1)	$263.9	$339.8	$(75.9)
Other Americas	4.1	10.4	(6.3)	14.0	25.8	(11.8)
Europe, Middle East and Africa	43.4	52.3	(8.9)	136.7	180.4	(43.7)
Japan	50.2	46.6	3.6	125.6	162.9	(37.3)
Asia	30.5	32.2	(1.7)	92.2	102.4	(10.2)

Total revenue	$216.1	$232.5	$(16.4)	$632.4	$811.3	$(178.9)

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

United States	41%	39%	42%	42%
Other Americas	2%	4%	2%	3%
Europe, Middle East and Africa	20%	23%	22%	22%
Japan	23%	20%	20%	20%
Asia	14%	14%	14%	13%

Total	100%	100%	100%	100%

No single customer accounted for 10% or more of total revenue during the three and nine months ended October 3, 2009 or during the three and nine months ended September 27, 2008.

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

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In millions)

Cost of product	$ ----	$0.1	$0.1	$0.2
Cost of services	0.9	1.1	2.7	3.2
Cost of maintenance	0.6	0.7	1.7	2.1
Marketing and sales	3.3	3.9	9.7	13.0
Research and development	6.8	8.7	21.2	27.9
General and administrative	2.9	0.1	8.3	11.3

Total	$14.5	$14.6	$43.7	$57.7

Stock-based compensation expense decreased by $0.1 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and $14.0 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Stock options	$(3.3)	$(11.7)
Restricted stock awards, restricted stock units and stock bonuses	3.8	0.3
Employee stock purchase plan	(0.6)	(2.6)

	$(0.1)	$(14.0)

Stock-based compensation expense related to stock options decreased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, primarily due to our increased use of restricted stock awards and restricted stock units instead of stock options, a decrease in the number of unvested stock options due to a reduction in headcount associated with our 2008 and 2009 Restructuring Plans and the resignation of certain executives in the fourth quarter of fiscal 2008, and the valuation of newly granted stock options at lower fair values.

Stock-based compensation expense related to restricted stock awards and restricted stock units, collectively and individually referred to as restricted stock, and stock bonuses increased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, primarily due to our increased use of restricted stock instead of stock options.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	Change	2009	2008	Change
	(In millions)

Product	$6.4	$11.8	$(5.4)	$23.8	$39.2	$(15.4)
Services	$21.1	$25.7	$(4.6)	$69.6	$78.1	$(8.5)
Maintenance	$11.1	$13.9	$(2.8)	$35.4	$42.9	$(7.5)

The following table shows cost of revenue as a percentage of related revenue for the three and nine months ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Product	7%	11%	8%	9%
Services	79%	78%	83%	79%
Maintenance	12%	15%	13%	15%

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

A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(In millions)

Product related costs	$5.8	$7.7	$20.1	$25.7
Amortization of acquired intangibles	0.6	4.1	3.7	13.5

Total Cost of product	$6.4	$11.8	$23.8	$39.2

Product related costs decreased during the three months and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, primarily due to a decrease in hardware sales. Amortization of acquired intangibles decreased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, primarily due to the decrease in the balance of Acquired intangibles, net as a result of our impairment charge taken in the fourth quarter of fiscal 2008 (as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009) and because certain acquired intangible assets became fully amortized during the period.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $4.6 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and $8.5 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, primarily due to a decrease in salary, benefits and other employee-related costs.

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. Cost of maintenance decreased by $2.8 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and $7.5 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, primarily due to a decrease in salary, benefits and other employee-related costs.

Operating Expenses

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	Change	2009	2008	Change
	(In millions)

Marketing and sales	$68.3	$91.1	$(22.8)	$214.6	$274.0	$(59.4)
Research and development	88.0	112.5	(24.5)	273.4	357.9	(84.5)
General and administrative	28.7	32.9	(4.2)	101.3	105.6	(4.3)

Total operating expenses	$185.0	$236.5	$(51.5)	$589.3	$737.5	$(148.2)

Operating expenses decreased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, primarily due to our 2008 and 2009 Restructuring Plans and our cost savings initiatives to decrease discretionary spending. The primary components of Other discretionary spending are travel, professional services costs, computer equipment lease costs and maintenance associated with third-party software.

The following table shows operating expenses as a percentage of total revenue for the three and nine months ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Marketing and sales	32%	39%	34%	34%
Research and development	41%	48%	43%	44%
General and administrative	13%	14%	16%	13%

Marketing and Sales

Marketing and sales expense decreased by $22.8 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and $59.4 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Salary, commissions, benefits and other employee-related costs	$(11.2)	$(33.8)
Other discretionary spending	(7.1)	(15.9)
Facilities and other infrastructure costs	(3.9)	(6.4)
Stock-based compensation	(0.6)	(3.3)

	$(22.8)	$(59.4)

Research and Development

Research and development expense decreased by $24.5 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and $84.5 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Salary, benefits and other employee-related costs	$(17.8)	$(61.8)
Facilities and other infrastructure costs	(3.0)	(7.0)
Stock-based compensation	(1.9)	(6.7)
Other discretionary spending	(1.8)	(9.0)

	$(24.5)	$(84.5)

General and Administrative

General and administrative expense decreased by $4.2 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and $4.3 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The components of this decrease are summarized as follows:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Other discretionary spending	$(4.6)	$(6.7)
Salary, benefits and other employee-related costs	(2.9)	(11.0)
Losses on the sale of installment contract receivables	(1.2)	(5.1)
Facilities and other infrastructure costs	(1.0)	(5.4)
Bad debt expense	1.4	21.7
Impairment of property, plant and equipment	1.3	5.2
Stock-based compensation	2.8	(3.0)

	$(4.2)	$(4.3)

Losses on the sale of installment contract receivables decreased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, due to a reduction in sales of receivables. The change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions.

Bad debt expense increased during the three and nine months ended October 3, 2009, as compared to the three and nine months ended September 27, 2008, due to the increase in our allowance for doubtful accounts resulting from our assessment of the increased risk of customer delays or defaults on payment obligations.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	Change	2009	2008	Change
			(In millions)

Amortization of acquired intangibles	$2.7	$5.6	$(2.9)	$8.7	$17.2	$(8.5)

Amortization of acquired intangibles decreased by $2.9 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and by $8.5 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008, primarily due to the decrease in the balance of Acquired intangibles, net as a result of our impairment charge taken in the fourth quarter of fiscal 2008 (as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009). Based on our current portfolio of intangible assets, we expect our Amortization of acquired intangibles to remain at its current level through the remainder of fiscal 2009.

Restructuring and Other Charges

During the three months ended July 4, 2009, we initiated a restructuring plan, or the 2009 Restructuring Plan, to decrease costs by reducing our workforce. The 2009 Restructuring Plan is expected to decrease costs by reducing our workforce throughout the company by approximately 245 positions. Since initiating the 2009 Restructuring Plan, we have recorded total costs associated with the 2009 Restructuring Plan of $21.4 million.

During fiscal 2008, we initiated a restructuring plan, or the 2008 Restructuring Plan, to decrease costs by reducing our workforce and by consolidating facilities. The 2008 Restructuring Plan has decreased costs by reducing our workforce throughout the company by approximately 625 positions and substantially all of such expected workforce reductions have been completed. We also initiated restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of October 3, 2009, we had a liability of $2.5 million related to the 2008 Restructuring Plan, which consisted primarily of estimated lease losses, and a liability of $4.8 million related to the Other Restructuring Plans that consisted solely of estimated lease losses.

As of October 3, 2009, our estimate of the accrued lease losses related to these restructuring plans was $6.9 million. This amount will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $10.8 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities, as compared to current expectations.

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

The following table presents restructuring expense by Restructuring Plan for the three months ended October 3, 2009:

	Severance	Excess
	and Benefits	Facilities	Total
	(In millions)

2009 Restructuring Plan	$1.6	$ ----	$1.6
2008 Restructuring Plan	(0.3)	(1.4)	(1.7)
Other Restructuring Plans	----	(0.1)	(0.1)

Total	$1.3	$(1.5)	$(0.2)

The following table presents restructuring expense by Restructuring Plan for the nine months ended October 3, 2009:

	Severance	Excess
	and Benefits	Facilities	Total
	(In millions)

2009 Restructuring Plan	$21.4	$ ----	$21.4
2008 Restructuring Plan	(2.9)	0.5	(2.4)
Other Restructuring Plans	----	(1.2)	(1.2)

Total	$18.5	$(0.7)	$17.8

2009 Restructuring Plan

During the nine months ended October 3, 2009, we recorded total costs associated with the 2009 Restructuring Plan of $21.4 million, which includes $19.7 million recorded during the three months ended July 4, 2009 and $1.6 million recorded during the three months ended October 3, 2009. The costs recorded as part of the 2009 Restructuring Plan include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before October 3, 2009, and estimated severance payments and related termination benefits that were both probable and estimable as of October 3, 2009 for employees notified after October 3, 2009.

We provide severance and termination benefits in compliance with the varying regulations in the jurisdictions and countries in which we operate. Total severance and termination benefits of approximately $15.7 million were paid to employees before October 3, 2009 and severance and termination benefits of approximately $5.8 million will be paid after October 3, 2009. We expect to pay substantially all of the anticipated severance payments and termination benefits related to the 2009 Restructuring Plan by July 2, 2010.

2008 Restructuring Plan

During the three months ended October 3, 2009, we recorded a reversal of $1.7 million, consisting of $0.3 million in termination and related benefits costs that were less than initially estimated, and $1.4 million of excess facilities costs due to a reduction in the estimated lease obligation associated with a facility vacated as part of the 2008 Restructuring Plan.

We have incurred approximately $41.4 million of headcount reduction costs associated with the 2008 Restructuring Plan. These costs included severance payments, severance-related benefits and costs for outplacement services. Of the $41.4 million, $0.5 million will be paid after October 3, 2009. We expect to complete payments for substantially all of the anticipated benefits related to the 2008 Restructuring Plan by January 2, 2010.

Interest Expense

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	As Adjusted			As Adjusted
	(In millions)

Interest expense	$7.3	$7.0	$21.6	$20.7

On the first day of fiscal 2009, we adopted new accounting principles as required by the “Debt with Conversion and Other Options” subtopic of the Codification, which requires issuers of certain types of convertible notes to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The primary components of Interest expense for the three and nine months ended October 3, 2009 and September 27, 2008 consisted of the non-cash component associated with the amortization of the debt discount as required under these new accounting principles and the contractual interest expense of our Convertible Senior Notes.

Other Income (Expense), net

Other income (expense), net, for the three and nine months ended October 3, 2009 and September 27, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 3,		October 3,
	2009	September 27, 2008	2009	September 27, 2008
	(In millions)

Interest income	$0.3	$4.0	$2.1	$17.8
Gains on sale of non-marketable securities	----	----	----	0.9
Gains (losses) on sale of available-for-sale securities	----	(9.4)	----	(7.9)
Gains (losses) on sale of trading securities in Cadence’s non-qualified deferred compensation trust	3.6	(0.3)	(4.3)	(4.4)
Gains (losses) on foreign exchange	(0.9)	0.3	1.5	0.7
Equity losses from investments	(0.1)	(0.1)	(0.4)	(0.8)
Write-down of investments	(0.6)	(2.4)	(5.2)	(10.7)
Other income	0.6	0.2	0.5	0.7

Total other income (expense), net	$2.9	$(7.7)	$5.8	$(3.7)

Interest income decreased by $3.7 million during the three months ended October 3, 2009, as compared to the three months ended September 27, 2008, and by $15.7 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The decrease was due to lower average cash balances and lower interest rates during the three and nine months ended October 3, 2009.

We determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down the investments by $0.6 million during the three months ended October 3, 2009, $5.2 million during the nine months ended October 3, 2009 and $2.9 million during the nine months ended September 27, 2008. We determined that one of our available-for-sale securities was other-than-temporarily impaired based on the severity and duration of the impairment and we wrote down the investment by $2.4 million during the three months ended September 27, 2008 and $7.8 million during the nine months ended September 27, 2008.

Income Taxes

The following table presents the Provision (benefit) for income taxes and the effective tax rate for the three and nine months ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3,		October 3,
	2009	September 27, 2008	2009	September 27, 2008
		As Adjusted		As Adjusted
	(In millions, except percentages)

Provision (benefit) for income taxes	$(0.4)	$46.7	$12.0	$46.2
Effective tax rate	3.1%	(37.7)%	(8.6)%	(26.2)%

For interim periods, we adjust our Provision (benefit) for income taxes based on our current estimates of the pre-tax income or loss for the fiscal year, our annual effective tax rates and period-specific items of tax expense or benefit. Our benefit for income taxes for the three months ended October 3, 2009 primarily reflects our revisions to the estimated pre-tax loss for fiscal 2009.

Our Provision for income taxes for the nine months ended October 3, 2009 is primarily due to the recognition of period-specific items of net tax expense of $17.8 million which was partially offset by the tax benefit of the fiscal 2009 United States federal net operating losses that can be utilized in prior years. The largest items of the period-specific net tax expense included an increase in our unrecognized tax benefits, penalties and interest related to prior year tax positions of $10.5 million and current year interest expense related to unrecognized tax benefits of $9.5 million.

The $10.5 million increase in unrecognized tax benefits, penalties and interest during the nine months ended October 3, 2009 included $7.3 million of unrecognized tax benefits, penalties and interest that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. As a result, our Net income (loss) would have increased (decreased) as follows, with a corresponding change in our Provision for income taxes:

Increase
(decrease) in
Net income
(loss)
(In millions)

Period:
2004	$(4.9)
2005	(2.4)
2006	(2.1)
2007	(0.3)
2008	2.4

$(7.3)

The effects on our fiscal 2009 expected annual results and our Consolidated Financial Statements for prior periods is not considered material.

Our effective tax rates for the three and nine months ended October 3, 2009 were greater than effective tax rates for the three and nine months ended September 27, 2008, primarily due to our decision during the three and nine months ended September 27, 2008 to repatriate $317.9 million of previously untaxed earnings from foreign subsidiaries that resulted in the recognition of a $71.0 million tax expense.

We estimate our annual effective tax rate for fiscal 2009 to be approximately (10.0)%. With the exception of the fiscal 2009 United States federal net operating loss that can be utilized in prior years, we expect to record a valuation allowance that will offset any tax benefit from other fiscal 2009 United States losses and tax credits. Our effective tax rate for the year ended January 3, 2009, as adjusted for the adoption of new accounting principles as required by the “Debt with Conversion and Other Options” subtopic of the Codification, was (14.8)%.

Upon our adoption of new accounting principles related to our prior business combinations on the first day of fiscal 2009, we increased the amount of unrecognized tax benefits by $22.2 million and which, if recognized, would reduce our effective tax rate. Prior to this adoption, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill.

In May 2009, in a case between Xilinx, Inc. and the Internal Revenue Service, or IRS, the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, overturned a 2005 ruling by the U.S. Tax Court. While we were not a named party to the case, the Ninth Circuit’s decision impacts our tax position for certain years prior to fiscal 2004. The Ninth Circuit held that related parties to a research and development cost sharing arrangement must share stock option costs, notwithstanding the U.S. Tax Court finding that unrelated parties in such an arrangement would not share such costs. As a result of the Ninth Circuit’s decision, we increased our liability for unrecognized tax benefits and decreased Common stock and capital in excess of par value by approximately $6.4 million during the nine months ended October 3, 2009.

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with our foreign subsidiaries and to our deductions for foreign trade income. We have filed a timely protest with the IRS and are seeking resolution of the issues with the Appeals Office of the IRS, or the Appeals Office.

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and our deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

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

We believe that it is reasonably possible that the total amounts of unrecognized tax benefits related to the IRS examination of our federal income tax returns for the tax years 2000 through 2002 could decrease during fiscal 2009 if we are able to effectively settle the disputed issues with the Appeals Office. We believe that the range of reasonably possible outcomes is a decrease in existing unrecognized tax benefits for the tax years 2000 through 2002 as much as $244.0 million.

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

The calculation of our Provision for income taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

Liquidity and Capital Resources

	As of
	October 3,	January 3,
	2009	2009	Change
	As Adjusted
	(In millions)

Cash, cash equivalents and Short-term investments	$575.4	$572.1	$3.3
Net working capital	$455.9	$389.8	$66.1

	Nine Months Ended
	October 3,	September 27,
	2009	2008	Change
	(In millions)

Cash provided by operating activities	$24.7	$37.7	$(13.0)
Cash used for investing activities	$(47.6)	$(112.4)	$64.8
Cash provided by (used for) financing activities	$21.3	$(441.3)	$462.6

Cash and Cash Equivalents and Short-term Investments

As of October 3, 2009, our principal sources of liquidity consisted of $575.4 million of Cash and cash equivalents and Short-term investments, as compared to $572.1 million as of January 3, 2009.

Our primary sources of cash in the nine months ended October 3, 2009 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for engineering services; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the nine months ended October 3, 2009 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;
•	Purchases of property, plant and equipment; and
•	Payments to former shareholders of acquired businesses.

Our existing Cash and cash equivalents and Short-term investment balances may decline during fiscal 2009, in the event of a further deterioration in the economy or the capital markets, a reduction in our cash receipts or changes in our cash outlays. However, we expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

Net Working Capital

Net working capital increased by $66.1 million as of October 3, 2009, as compared to January 3, 2009, due to the following:

Change
(In millions)

Decrease in Accounts payable and accrued liabilities	$101.4
Decrease in Current portion of deferred revenue	57.6
Increase in Prepaid expense and other	9.9
Decrease in Receivables, net	(103.2)
Other individually insignificant items	0.4

$66.1

Cash Flows from Operating Activities

Net cash from operating activities was $24.7 million during the nine months ended October 3, 2009, which was a decrease of $13.0 million, as compared to the nine months ended September 27, 2008. The components of this decrease are summarized as follows:

Change
(In millions)

Net loss, net of non-cash related gains and losses	$43.9
Proceeds from the sale of receivables, net	(42.3)
Changes in operating assets and liabilities, net of effect of acquired businesses	(14.6)

$(13.0)

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels, the payment terms set forth in our license agreements and by sales of our receivables. As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. Approximately half of our total Receivables, net and Installment contracts receivables, net as of October 3, 2009 relate to ten of our customers. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

We have entered into agreements whereby we may transfer accounts receivable to certain financial institutions on a non-recourse or limited-recourse basis. These transfers are recorded as sales and losses on the sale of receivables are included in General and administrative expense in the Condensed Consolidated Statements of Operations. During the nine months ended October 3, 2009, we transferred accounts receivable, net of the losses on the sale of the receivables, totaling $5.8 million, which approximated fair value, to financial institutions on a non-recourse basis, as compared to $48.1 million during the nine months ended September 27, 2008. The change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009, as compared to fiscal 2008.

We currently expect our fiscal 2009 cash flows from operating activities to be positive, but expect it to be less than our fiscal 2008 cash flows from operating activities.

During both the second half of 2008 and the first half of fiscal 2009, we initiated a restructuring plan to decrease costs by reducing our workforce and by consolidating facilities. As of October 3, 2009, we had made payments in connection with these two restructuring plans in the amount of $58.2 million and we expect to pay an additional amount of $8.3 million. We expect to complete payments for substantially all of the anticipated benefits related to these two restructuring plans by July 2, 2010. We expect ongoing annual savings of approximately $180.0 million related to these two restructuring plans and other expense reductions.

Cash Flows from Investing Activities

Our primary investing activities consisted of:

•	Purchases of property, plant and equipment;
•	Payments to former shareholders of acquired businesses; and
•	Investments in and proceeds from the sale of long-term investments and available-for-sale securities.

Net cash from investing activities increased by $64.8 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The components of this increase are summarized as follows:

Change
(In millions)

Purchases of available-for-sale securities	$62.4
Purchases of property, plant and equipment	50.6
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	6.5
Proceeds from the sale of long-term investments	(3.3)
Proceeds from the sale of available-for-sale securities	(53.6)
Other individually insignificant items	2.2

$64.8

The decrease of Purchases of property, plant and equipment is primarily due to the completion of construction on a new building in San Jose, California during the nine months ended October 3, 2009 and an effort to reduce capital spending.

In connection with our acquisitions completed before October 3, 2009, we may be obligated to pay up to an aggregate of $15.9 million in cash during the next 35 months if certain defined performance goals are achieved in full, of which $8.1 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash Flows from Financing Activities

Financing cash flows during the nine months ended October 3, 2009 consisted primarily of the issuance of common stock under certain of our equity plans. Net cash from financing activities increased by $462.6 million during the nine months ended October 3, 2009, as compared to the nine months ended September 27, 2008. The components of this increase are summarized as follows:

Change
(In millions)

Purchases of treasury stock	$274.0
Payment of convertible notes due 2023	230.2
Proceeds from the issuance of common stock	(20.3)
Proceeds from receivable sale financing	(18.0)
Other individually insignificant items	(3.3)

$462.6

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During the nine months ended October 3, 2009, we recorded losses on the re-issuance of treasury stock of $209.2 million as a component of Accumulated deficit.

As of October 3, 2009, we have $854.4 million remaining under the stock repurchase programs authorized by our Board of Directors.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. During fiscal 2008, we provided income taxes of $101.1 million on earnings of $317.2 million from our foreign subsidiaries that had previously been considered to be indefinitely re-invested outside of the United States. We repatriated $250.0 million of the $317.2 million to the United States during fiscal 2008, and expect to repatriate an additional $50.0 million of foreign earnings to the United States during fiscal 2009. We do not expect the fiscal 2009 repatriation to result in significant cash tax payments during the current fiscal year. We currently intend to indefinitely re-invest outside of the United States the earnings of our foreign subsidiaries in excess of the remaining $17.2 million that was previously designated for future repatriation, and, accordingly, no additional United States deferred taxes have been provided.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs which the IRS has proposed to assess tax deficiencies. For additional description of our IRS Examinations, see the discussion under the heading “Results of Operations — Income Taxes,” above.

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. We received net proceeds of approximately $487.2 million after issuance costs of approximately $12.8 million, including $12.0 million of underwriting discounts.

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

As of October 3, 2009, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Contractual interest on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties whereby we have the option to purchase up to 23.6 million shares of our common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity. The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $9.3 million as of October 3, 2009. Subsequent changes in the fair value of these hedges will not be recognized in our Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, we also sold warrants to various parties for the purchase of up to 23.6 million shares of our common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. We received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as an increase in Stockholders’ equity. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $4.9 million as of October 3, 2009. Subsequent changes in the fair value of these warrants will not be recognized in our Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is dilutive.

New Accounting Standards

In October 2009, the FASB issued FASB Accounting Standards Updates 2009-13 and 2009-14. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition - Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.

FASB Accounting Standards Update 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in the “Software — Revenue Recognition” subtopic of the Codification. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.

FASB Accounting Standards Updates 2009-13 and 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted under both. We are currently evaluating the impact that FASB Accounting Standards Updates 2009-13 and 2009-14 will have on our Condensed Consolidated Financial Statements.

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

We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges and, therefore, the unrealized gains and losses are recognized in Other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

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

The following table provides information, as of October 3, 2009, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature prior to or during November 2009.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$25.9	92.33
European Union euro	20.3	0.68
Indian rupee	11.3	48.60
British pound sterling	11.0	0.61
New Taiwan dollar	8.8	32.47
Israeli shekel	8.5	3.75
Canadian dollar	7.9	1.08
Hong Kong dollar	6.8	7.75
Singapore dollar	4.2	1.42

Total	$104.7	N/A

Estimated fair value	$0.7

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of October 3, 2009. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of October 3, 2009.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents — variable rate	$403.0	0.23%
Cash — variable rate	63.2	0.29%
Cash — fixed rate	43.7	0.70%

Total interest-bearing instruments	$509.9	0.28%

Equity Price Risk

1.375% Convertible Senior Notes Due 2011 and 1.500% Convertible Senior Notes Due 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due 2011, or the 2011 Notes, and $250.0 million of 1.500% Convertible Senior Notes Due 2013, or the 2013 Notes and collectively with the 2011 Notes, the Convertible Senior Notes. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to purchase our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see the discussion under the heading “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources” above.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program.

Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us.

The fair value of our portfolio of available-for-sale marketable equity securities, which are included in Short-term investments on the accompanying Condensed Consolidated Balance Sheets, was $4.5 million as of October 3, 2009 and $3.6 million as of January 3, 2009. While we actively monitor these investments, we do not currently engage in any hedging activities to reduce or eliminate equity price risk with respect to these equity investments. Accordingly, we could lose all or part of our investment portfolio of marketable equity securities if there is an adverse change in the market prices of the companies we invest in.

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

Our investments in non-marketable equity securities had a carrying amount of $15.4 million as of October 3, 2009 and $18.7 million as of January 3, 2009. If we determine that an other-than-temporary decline in fair value exists for a non-marketable equity security, we write down the investment to its fair value and record the related write-down as an investment loss in our Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of October 3, 2009.

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

Based on their evaluation as of October 3, 2009, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 3, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, we and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants. We intend to move to dismiss the October 13, 2009 amended complaint, and to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

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

In light of the preliminary status of these lawsuits, we cannot predict the outcome of these matters. While the outcome of these litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2008 and the first three quarters of fiscal 2009, and we expect to incur net losses during the last quarter of fiscal 2009. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of significant orders for our software products.

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

The market price of our common stock has experienced fluctuations and a significant decline and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, such as:

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

In addition, equity markets in general have experienced extreme price and volume fluctuations and the market prices of many technology companies’ equities have decreased substantially, particularly electronic systems and semiconductor companies. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Litigation could adversely affect our financial condition or operations.

We are currently, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings.” We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results. The adverse resolution of any specific lawsuit or proceeding could also have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Our business depends upon the efforts and abilities of our executive officers and other key employees, including key development personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. In addition, our competitors may seek to use the changes in our management team and the related potential disruptions to gain a competitive advantage over us.

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

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value. In connection with our acquisitions completed before October 3, 2009, we may be obligated to pay up to an aggregate of $15.9 million in cash during the next 35 months if certain defined performance goals are achieved in full, of which $8.1 million would be expensed as compensation expense in our Condensed Consolidated Statements of Operations.

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

Disruptions in the financial markets have and may adversely impact the availability and cost of financing transactions for the installment contract sales that we have already arranged or may arrange. The change in our license mix will result in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions, so we expect a reduced level of Proceeds from the sale of receivables throughout fiscal 2009. If we are unable to sell certain installment contracts, our operating cash flows would be adversely affected. There can be no assurance that funding will be available to us or, if available, that it will be on terms acceptable to us. If sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in credit quality in the underlying pool of receivables or otherwise, it would have a material adverse effect on our operating cash flows.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% for the three months ended October 3, 2009 and approximately 61% for the three months ended September 27, 2008. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

The IRS and other tax authorities regularly examine our income tax returns. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with foreign subsidiaries and to our deductions for foreign trade income. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in future examinations. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

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

The calculation of our provision for income taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

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

We have a substantial level of debt. As of October 3, 2009, we had outstanding indebtedness with a principal balance of $500.2 million as follows:

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

We retrospectively adopted new accounting principles as required by the “Debt with Conversion and Other Options” subtopic of the Codification, on the first day of fiscal 2009 and adjusted all periods for which the Convertible Senior Notes were outstanding before the date of adoption. This adoption had an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of October 3, 2009, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

In fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1,000.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended October 3, 2009:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased Under
	Total Number	Average	as Part of	Publicly Announced
	of Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

July 5, 2009 – August 8, 2009	28,821	$5.72	----	$854.4
August 9, 2009 – September 5, 2009	28,775	$5.87	----	$854.4
September 6, 2009 – October 3, 2009	181,388	$7.10	----	$854.4

Total	238,984	$6.78	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: October 30, 2009	By:	/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director

DATE: October 30, 2009	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X